Form 10-Q
AIR METHODS CORP
filed 1995-05-22
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                       ___________________

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               ----------------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
           Commission file number       0-16079
                                  -------------------
                     AIR METHODS CORPORATION
-----------------------------------------------------------------
     (Exact name of Registrant as Specified in Its Charter)

             Delaware                            84-0915893
-----------------------------------------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)             Identification Number)

7301 South Peoria, Englewood, Colorado                   80112
-----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   --------------
N/A
-----------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                         -----       -----

     The number of shares of Common Stock, par value $.06, outstanding as of May 11, 1995 was 8,072,976.

                        TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and
               December 31, 1994                                1

          Consolidated Statements of Operations for the
               three months ended March 31, 1995 and 1994       3

          Consolidated Statements of Cash Flows for the
               three months ended March 31, 1995 and 1994       4

          Notes to Consolidated Financial Statements            5

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  6


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                9

     Item 2.   Changes in Securities                            9

     Item 3.   Defaults upon Senior Securities                  9

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                          9

     Item 5.   Other Information                               10

     Item 6.   Exhibits and Reports on Form 8-K                10


SIGNATURES                                                     11

                 PART I:  FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       March 31,    December 31,
                                                                         1995           1994
                                                                     ------------   ------------
Assets                                                                (unaudited)    (unaudited)
------
Current Assets:
  Cash and cash equivalents                                             $ 1,896            696
  Short-term investments                                                    --             --
  Current installment of notes receivable                                   332            324
  Receivables:
    Trade                                                                 1,183            900
    Insurance proceeds                                                       65             49
    Employees and other                                                     174             65
                                                                         -------        -------
                                                                          1,422          1,014
                                                                         -------        -------
  Inventories                                                             1,273          1,522
  Work-in-progress on medical interiors                                     287            240
  Assets held for sale                                                       14          4,529
  Prepaid expenses and other                                                933          1,511
                                                                         -------        -------
               Total current assets                                       6,157          9,836
                                                                         -------        -------
Equipment and leasehold improvements:
  Flight and ground support equipment                                    37,479         36,900
  Furniture and office equipment                                            891          1,161
                                                                         -------        -------
                                                                         38,370         38,061
                                                                         -------        -------
  Less accumulated depreciation and amortization                         (5,276)        (4,667)
                                                                         -------        -------
               Net property and equipment                                33,094         33,394
                                                                         -------        -------
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $357 and $308 at March 31,
    1995 and December 31, 1994, respectively                              2,095          2,119
  Notes receivable, less current installments                             2,111          2,197
  Patent application costs and other assets, net of
    accumulated amortization of $444 and $424 at
    March 31, 1995 and December 31, 1994, respectively                    1,246          1,267
                                                                         -------        -------
                                                                        $44,703         48,813
                                                                         =======        =======
                                                                                    (Continued)
See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS, CONTINUED
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       March 31,    December 31,
                                                                         1995           1994
                                                                     ------------   ------------
Liabilities and Stockholders' Equity                                  (unaudited)    (unaudited)
------------------------------------
Current Liabilities:
  Notes Payable                                                         $ 1,445          2,278
  Current installments of long-term debt                                  1,075          4,870
  Current installments of obligations under capital leases                  725            722
  Accounts payable                                                        1,099            746
  Accrued overhaul and parts replacement costs                            1,058            804
  Deferred revenue                                                          519             10
  Accrued restructuring expenses and
    other accrued liabilities                                             1,991          2,298
                                                                        --------       --------
        Total current liabilities                                         7,912         11,728
                                                                        --------       --------
Long-term debt, less current installments                                 7,287          7,569
Obligations under capital leases, less current installments               5,147          5,302
Accrued overhaul and parts replacement costs                              4,401          4,559
Other liabilities                                                           933            945
                                                                        --------       --------
        Total liabilities                                                25,680         30,103
                                                                        --------       --------
Stockholders' equity:
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,098,582 and 8,051,765 shares at March 31, 1995
    and December 31, 1994, respectively                                     484            481
  Additional paid-in capital                                             49,630         49,572
  Accumulated deficit (note 3)                                          (31,091)       (31,343)
                                                                        --------       --------
        Total Stockholders' equity                                       19,023         18,710
                                                                        --------       --------
                                                                       $ 44,703         48,813
                                                                        ========       ========

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           Three Months Ended
                                                                    ----------------------------
                                                                       March 31,      March 31,
                                                                      (unaudited)    (unaudited)
                                                                         1995           1994
                                                                     ------------   ------------
Revenue:
  Flight revenue                                                          6,596         $ 6,507
  Sales of medical interiors and products                                 1,281             497
  Gain (loss) on disposition of assets                                      (15)            25
                                                                         -------        -------
                                                                          7,862          7,029
                                                                         -------        -------
Operating expenses:
  Flight centers                                                          2,131          2,296
  Aircraft operations                                                     1,945          2,222
  Aircraft rental                                                           481            851
  Medical interiors and parts                                             1,087            347
  Depreciation and amortization                                             656            584
  General and administrative                                                991          1,737
  Restructuring and other non-recurring expenses                             --          2,635
                                                                         -------        -------
                                                                          7,291         10,672
                                                                         -------        -------
    Operating income (loss)                                                 571         (3,643)

Other income (expense):
  Interest expense                                                         (439)          (322)
  Interest and dividend income                                               66             68
  Other, net                                                                 55             (5)
                                                                         -------        -------
    Net income (loss)                                                       253        $(3,902)
                                                                         =======        =======
Income (loss) per common share                                          $   .03        $  (.53)
                                                                         =======        =======
Weighted average number of
  common shares outstanding                                            8,048,233     7,309,973
                                                                       =========     ==========

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (AMOUNTS IN THOUSANDS)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        1995           1994
                                                                                    ------------   ------------
                                                                                     (unaudited)    (unaudited)
Cash flow from operating activities:
  Net income (loss)                                                                        253       $ (3,902)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization expense                                                  656            584
    Vesting of common stock and options issued for services and in connection
      with employee stock compensation agreements, net of forfeitures                       60           (295)
    Gain on retirement and sale of equipment                                                15           (206)
      Loss (Gain) on extinguishment of debt                                                 --            181
      Provision for restructuring and non-recurring expenses                                            2,332
    Changes in assets and liabilities:
      Decrease (Increase) in prepaid and other current assets                              970         (1,090)
      Decrease (Increase) in receivables                                                  (370)           302
      Decrease (Increase) in parts inventories                                             143          (190)
      Decrease in work-in-process on medical interiors                                      23            109
      Increase in accounts payable, accrued expenses
        and accrued restructuring expenses                                                  46          1,144
      Increase in deferred revenue and other liabilities                                   497            164
      Increase in accrued overhaul and parts replacement costs                              96            267
                                                                                       --------       --------
        Net cash flow provided (used) by operating activities                            2,389           (600)
                                                                                       --------       --------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                     (322)        (1,751)
  Proceeds from retirement and sale of equipment                                         4,109            351
  Net decrease (increase) in patent development costs and other assets                      85          (143)
                                                                                       --------       --------
        Net cash provided (used) by investing activities                                 3,872        (1,543)
                                                                                       --------       --------
Cash flows from financing activities:
  Issuance of common stock and warrants for cash                                            --          6,058
  Net payments under short-term notes payable                                             (833)        (1,827)
  Payments for syndication and solicitation costs                                           --           (152)
  Proceeds from issuance of debt                                                            --            600
  Payments of long-term debt                                                            (4,076)          (288)
  Payments of capital lease obligations                                                   (152)        (1,253)
                                                                                       --------       --------
        Net cash provided (used) by financing activities                                (5,061)         3,138
                                                                                       --------       --------
        Increase in cash and cash equivalents                                            1,200            995

Cash and cash equivalents at beginning of period                                           696           2,154
                                                                                       --------       --------
Cash and cash equivalents at end of period                                               1,896        $ 3,149
                                                                                       ========       ========
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 1994.

(2)  GAIN (LOSS) PER SHARE

     Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

(3)  STOCKHOLDERS' EQUITY

     Changes in the stockholders' equity for the three months ended March 31, 1995 consisted of the following (amounts in thousands except share amounts):

                                             Three Months Ended
                                               March 31, 1995
                                             ------------------
                                               Shares    Amount
                                             ---------  --------
Balance at January 1, 1995                   8,051,765   $18,710

Issuance of common shares for
  options exercised and services rendered       46,817        63

Amortization of deferred compensation expense       --        (3)

Net loss                                            --       253

Balance at March 31, 1995                    8,098,582   $19,023
                                             =========    =======

As of March 31, 1995 the Company's total accumulated deficit was $31,091,000. Of that amount, $20,467,000 relates to Cell
Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(4)  CHANGE IN FISCAL YEAR END

     On March 29, 1995, the Company announced that it would change its fiscal year end from June 30 to December 31. Comparative periods on this quarterly statement have been modified to be consistent with the Company's new fiscal year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     The Company reported a net income of $253,000 for the three months ended March 31, 1995, as compared to a loss of $3,902,000 for the three months ended March 31, 1994. The results for the quarter ended March 1994 included a restructuring charge of $2,635,000. Without this restructuring charge, the Company would have reported a net loss of $1,267,000. The significant improvement in operating results of the current quarter can be attributed primarily to a $746,000 reduction of general and administrative expenses, the elimination of three unprofitable airplane contracts, improved performance in the Company's Products Division, renegotiation of the Company's least profitable air medical service contracts, and income received from the short-term sublease of one of its aircraft.

     Sales of medical interiors increased by 157.7% for the three months ended March 31, 1995, in comparison to the three months ended March 31, 1994 and increased by 322.8% over revenues for period ended December 31, 1994. This increase is due primarily to revenue generated by the sale of passenger oxygen systems, the sale of a medical interior to an outside customer, and the refurbishment of an interior for an existing customer. The cost of medical interiors also increased by 213.2% and 321.3% over the quarters ended March 31, 1994 and December 31, 1994, respectively, due to increases in manufactured products sales.

     Flight revenue increased 1.4% for the three months ended March 31, 1995, compared to the quarter ended March 31, 1994. Revenue received from the sublease of one of the Company's aircraft, which was subsequently sold in the quarter, was largely offset by the termination of the Company's air charter operations and three airplane medical contracts during the quarter ended September 1994. Charter operations and the discontinued airplane medical contracts contributed approximately $571,000 of the total flight revenue in the quarter ended March 1994. Flight center expenses, which include pilot and mechanic salaries, benefits, and training, decreased by 7.2% in the first quarter of fiscal 1995 related to the decrease in airplane medical contracts. These expenses generally vary with the number of customer bases and, to a lesser degree, with the number of aircraft operated by the Company.

     Aircraft operating expenses decreased by 12.4% for the quarter ended March 31, 1995, compared to the quarter ended March 31, 1994, primarily because of the discontinuation of unprofitable airplane medical contracts. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown by the fleet.

     Depreciation and amortization expense also fluctuates with the size and value of the Company's fleet, as reflected by the 12.3% increase in the first quarter of fiscal 1995 as compared to fiscal 1994. The Company has increased its depreciable asset base by $6.9 million since March 31, 1994, through the acquisition of additional equipment and the manufacture and installation of additional medical interiors to service existing hospital contracts. The primary change in asset base resulted from placing a medical interior into service on one of the Company's aircraft in May 1994.

     Aircraft rental expense decreased by 43.5% for the quarter ended March 31, 1995 compared to the same period in fiscal 1994. Subsequent to March 31, 1994, the Company eliminated four leased aircraft from its fleet. A fifth previously leased aircraft was purchased by one of the Company's hospital customers during the quarter ended March 31, 1995 and is still operated by the Company.

     The 42.9% decrease in general and administrative expenses reflects the effects of the Company's restructuring plan which was implemented in fiscal 1994. The restructuring plan included a reduction in the administrative work force and a decreased reliance on outside contractors, resulting in a decline in administrative expense of approximately $191,000 and $126,000, respectively, compared to the quarter ended March 1995. In addition, the Company's Board of Directors has met quarterly in the current year as compared to monthly in previous years, resulting in a decrease of $110,000 in costs for the quarter ended March 31, 1995.

     Interest and dividend income remained constant in the first quarter of fiscal 1995 compared to the same period in the prior year and in both periods consists primarily of interest earned on two promissory notes held by the Company. The income reflected in Other net income includes a write-off of a $53,000 liability carried over from the recently discontinued operations of Golden Eagle Charters, Inc. following the Company's disposition of Golden Eagle.

     FINANCIAL CONDITION

     The Company had cash and cash equivalents of $1,896,000 and a working capital deficit of $1,755,000 as of March 31, 1995, as compared to cash and cash equivalents of $696,000 and a working capital deficit of $1,892,000 at December 31, 1994. The increase in cash and cash equivalents in the first quarter of fiscal 1995 is primarily due to the sale of one of the Company's aircraft which generated approximately $700,000 in cash to the Company after retirement of the related debt and to incremental cash generated by the Company's two operating divisions during the first quarter.

     The quarters ending June 30 and September 30 have historically been the most profitable for the Air Medical Services Division, as flight revenues increase in the summer and fall and as operating costs per hour decrease with higher utilization and lower scheduled maintenance. The Company's Products Division is also currently negotiating a contract to provide design and installation services on a medical interior for a Lockheed L-1011. If the Company succeeds in concluding favorable negotiations on this contract, increases are expected in both cash flow and operating income for the Company. Should negotiations be unsuccessful, the Company believes that additional downsizing of the Products Division is possible and that sufficient cash resources are available from existing business to carry on normal operations without additional financing. In addition, the Company has four unencumbered aircraft valued at approximately $7,400,000 which could be used to obtain additional financing, if needed.

                   PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1994 Annual Meeting of Stockholders was held on February 9, 1995. At the meeting, Messrs. Donald R. Segner and George W. Belsey were elected to Class 1 directorships. Two additional matters were brought before stockholders:
Proposal II, amending the Company's Employee Stock Option Plan to provide the Board of Directors greater flexibility in establishing post-employment expiration dates of stock options; and Proposal III, permitting the Company to issue shares of its Common Stock in partial payment of its severance obligation to Marilyn J. Pauley, a former executive officer of the Company.

     Voting results were as follows:

             SCHEDULE OF VOTES CAST FOR EACH DIRECTOR
             ----------------------------------------
                       Total Vote For         Total Vote Withheld
                       Each Director          From Each Director
                       --------------         -------------------
Donald R. Segner          6,958,379                  151,450
George W. Belsey          6,997,760                  112,069

                                                        Broker
Proposal II            For         Against   Abstain   Non-Votes
(Employee Stock        ---         -------   -------   ---------
Option Plan)           5,978,998   372,944   43,142     714,745

                                                        Broker
Proposal III           For         Against   Abstain   Non-Votes
(Stock to Marilyn J.   ---         -------   -------   ---------
Pauley)                5,979,892   356,613   58,879     714,445

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    3.1   Certificate of Incorporation/1/

    3.2   Amendments to Certificate of Incorporation/2/

    3.3   Bylaws, as amended/3/

    4.1 Air Methods Corporation Employee Stock Option Plan, as amended

   27.1   Financial Data Schedule
____________________

/1/ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

/2/ Filed as an exhibit to the Company's Registration Statement on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

/3/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

     (b)  Reports on Form 8-K

          (1) Current Report on Form 8-K, dated April 5, 1995 and filed with the Securities and Exchange
               Commission on April 7, 1995, reporting the change in the Company's fiscal year.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AIR METHODS CORPORATION




Date: May 22, 1995            By  GEORGE W. BELSEY
                                ---------------------------------
                              On behalf of the Company, and as
                              Principal Financial and Accounting
                              Officer