Form 10-K/A
period 1994-06-30
AIR METHODS CORP
filed 1995-06-07
CIK 816159

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          ____________

                      FORM 10-K   /A-2

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended   June 30, 1994
                          --------------------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    ---------------
          COMMISSION FILE NUMBER     0-16079
                                      -----------
                     AIR METHODS CORPORATION
- ----------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0915893
- -----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

7301 SOUTH PEORIA, ENGLEWOOD, COLORADO            80112
- -----------------------------------------  -------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
- ---------------------------------------------------------------
                        (Title of Class)

                     NASDAQ STOCK MARKET/1/
- ---------------------------------------------------------------
           (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X  No
                             ---    ---
The aggregate market value of the voting stock held by
non-affiliates of the Registrant as of    May 19, 1995     was
approximately    $18,021,324    ./2/ The number of outstanding
shares of Common Stock as of    May 19, 1995    , was
   8,075,023    .

DOCUMENTS INCORPORATED BY REFERENCE:     None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
- --------------------
/1/ Effective August 6, 1993, the Company's common stock was transferred for trading to the National Market System of the NASDAQ.

/2/  Excludes    approximately 1,521,814     shares of Common
     Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at
        May 19, 1995    .  Exclusion of shares held by any person
     should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                        TABLE OF CONTENTS
                        -----------------
                     To Form 10-K   /A-2
                                                             Page
                                                             ----

                             PART I

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . .  1
          General. . . . . . . . . . . . . . . . . . . . . . .  1
          Operations . . . . . . . . . . . . . . . . . . . . .  2
          Engineering, Maintenance, Testing, Repair
               Completion Services . . . . . . . . . . . . . .  5
          Hazards and Insurance. . . . . . . . . . . . . . . .  6
          Marketing and Sales Strategy . . . . . . . . . . . .  6
          Competition. . . . . . . . . . . . . . . . . . . . .  7
          Employees. . . . . . . . . . . . . . . . . . . . . .  7
          Government Regulation. . . . . . . . . . . . . . . .  8

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . .  8

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . 11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS. . . . . . . . . . . . . . . . . . . . . . . 11

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . 11

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . 12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS . . . . . . . . . . . . . . . . . . . . . 14
          Business Restructuring . . . . . . . . . . . . . . . 14
          Results of Operations. . . . . . . . . . . . . . . . 14
          Liquidity and Capital Resources. . . . . . . . . . . 18
          Outlook for 1995 . . . . . . . . . . . . . . . . . . 19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . 20

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . . 20

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 26

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . 32

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS . . . . . . . . . . . . . . . . . . . . 34

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . IV-5

                             PART I

ITEM 1.   BUSINESS

GENERAL

     Air Methods Corporation, a Delaware corporation ("Air Methods" or the "Company"), was established in Colorado in 1982 and now serves the nation's hospitals as the largest exclusive provider of aeromedical emergency services and systems throughout North America. As of September 15, 1994, the Company operates a fleet of 39 aircraft consisting of 28 helicopters and 11 airplanes. The Company provides its services to 54 hospitals located in 14 states under 21 operating agreements with terms ranging from 3 to 7 years.

     The Company's larger competitors initiated their operations serving the energy production and exploration industry, unlike Air Methods which began and has remained exclusively in the aeromedical field. In addition, the Company is the largest aeromedical carrier in the United States which uses only pilots and equipment certified by the Federal Aviation Administration (the "FAA") for flight under instrument flight rules ("IFR") conditions. Air Methods has one of the lowest operating interruption ratios in the aeromedical transportation industry.

     The Company's headquarters in metropolitan Denver, Colorado include a technologically advanced helicopter repair, maintenance, and testing shop, as well as an aircraft interior completion facility. In addition, the Company designs, services and installs proprietary medical interiors for third parties which allow each aircraft to operate as an airborne intensive care unit (ICU). The Company also has provided medical interiors and equipment for helicopters in Germany and for airplanes in France, Canada and the United Kingdom.

     On November 12, 1991, the Company, then a research and development company doing business as Cell Technology, completed the acquisition of Air Methods Corporation, a Colorado corporation ("Air Methods-Colorado") incorporated in 1980. The Company issued approximately 600,000 restricted shares of common stock for all of Air Methods-Colorado's outstanding common stock. Air Methods-Colorado was then merged into the Company, and the Company changed its name to "Air Methods Corporation." From its inception in 1982 until the completion of this transaction, the Company had been engaged in the development of biologic response modifiers ("BRMs"), naturally occurring substances designed to alter the body's immune system and its reaction to cancer and other diseases. At the time of its notification by the United States Food and Drug Administration (the "FDA") in late 1990 of the required construction of a full-scale commercial production plant prior to initiating Phase III clinical trials, the Company had completed various multicenter Phase II clinical trials of its BRMs in primary adult brain cancer. Following this notification, the Company discontinued the internal development of its BRMs and out-licensed these development responsibilities to other pharmaceutical and biotechnology companies with the capability to further the development of its BRMs.

     References herein to Air Methods and the Company refer to Air Methods Corporation, a Delaware corporation formerly known as Cell Technology, Inc., including its predecessor corporation, Air Methods Corporation, a Colorado corporation, unless otherwise indicated by the context. Air Methods Corporation is located at 7301 South Peoria, Englewood, Colorado 80112; the telephone number is 303-792-7400.

OPERATIONS

     The Company has played a significant role in pioneering the integrated use of helicopters and airplanes equipped with patient life support systems to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers, tertiary care centers or university teaching hospitals. Since opening its first hospital-based aeromedical program in 1980, the Company has grown to become one of the largest providers of aeromedical emergency services and systems in the United States.

     The Company provides its hospital clients with dedicated helicopters and airplanes equipped with FAA-approved, sophisticated medical aircraft interiors which serve as airborne intensive care units for the patients being transported. The Company also supplies similarly configured backup helicopters and airplanes to its client hospitals for reserve operating purposes.

     The Company conducts its operations exclusively using IFR-certified equipment and IFR-rated pilots, permitting a higher degree of operational flexibility, flight safety and navigational accuracy than is customarily available using more limited Visual Flight Rules ("VFR")-certified equipment and pilots without instrument ratings, which are used by many of the Company's competitors. In August, 1993, the Company announced that it had been awarded its second pilot training contract from the FAA. Pursuant to this contract, the Company has agreed to provide Bell 222 training for FAA personnel. The Company also supplies its client hospitals with pilots and certified airframe and powerplant mechanics employed by the Company who are based at the client hospitals where the specific aircraft are assigned.
Client hospitals administer and manage their individual aeromedical programs, provide all necessary medical personnel and equipment and are responsible for all medically-related operations. However, the Company in all instances retains the ultimate authority regarding the operation and flight safety of its hospital-based and backup aircraft.

     The Company's aeromedical healthcare services are generally furnished to the contracting hospital under three- to seven-year contracts, which typically provide that the Company receives a fixed monthly fee and a variable flight usage fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. The Company's aeromedical contracts generally provide for an annual adjustment of the monthly service fee and variable flight usage fee in accordance with fluctuations of the cost of living index for all city urban customers and the pass-through to certain of the Company's client hospitals of increases in the Company's hull and operator liability insurance premiums. Any additional contractual adjustments are generally subject to prior approval by the client hospital. The majority of the Company's aeromedical contracts require that client hospitals pay for fuel utilized by the Company in providing aeromedical transport services to the hospital. The aeromedical contracts typically provide that the client hospital may terminate the contract if a material default by the Company occurs.

     Aeromedical contracts are generally awarded following a comprehensive Request for Proposal ("RFP") process initiated by the prospective client hospital. Normally, hospitals evaluate various features of the competitive bidder including price, industry experience and reputation, maintenance and support capabilities, quality of pilots, and availability of specified aircraft equipment and medical interior configurations.

     The following table sets forth the name and location of each of the Company's aeromedical programs and the respective hospitals served thereby as of the date of this report:

Operating Program             City and State      Hospitals Served
- ---------------------------   -----------------   -------------------------------------------------------
Air Life                      Texarkana, AR       St. Michael's Hospital
                                                  Wadley Hospital

Life Flight                   Stanford, CA        Stanford University Hospital
                                                  Santa Clara Valley Medical Center
                                                  Lucille Salter Packard Children's Hospital at Stanford

P/SL AirLife, a division      Aurora, CO          P/SL Aurora Presbyterian Hospital
  of HealthONE                                    Presbyterian/St. Luke's Medical Center
                                                  Swedish Medical Center

St. Mary's Air Life           Grand Junction, CO  St. Mary's Hospital - The Regional Medical Center

Air Life of Greeley           Greeley, CO         North Colorado Medical Center

Lifeline                      Rockford, IL        St. Anthony Medical Center

Mercy Air Life                Des Moines, IA      Mercy Hospital Medical Center

St. Luke's Life Link III      Duluth, MN          St. Luke's Hospital of Duluth

Life Link III                 St. Paul, MN        Abbot Northwestern Hospital
                                                  St. Paul - Ramsey Medical Center
                                                  University of Minnesota Hospital & Clinic
                                                  The Minneapolis Children's Medical Center

Deacare Advanced Life         Billings, MT        Deaconess Medical Center
  Support Services

Air Care 1                    Farmington, NM      San Juan Regional Medical Center

MedCenter Air                 Charlotte, NC       Carolinas Medical Center

Air Care                      Winston Salem, NC   North Carolina Baptist Hospitals, Inc.
                                                  Bowman Gray School of Medicine
                                                  Wake Forest University

Air Life of Oregon            Bend, OR            St. Charles Medical Center

Baptist Air Life              San Antonio, TX     Baptist Medical Center
                                                  Southeast Baptist Hospital
                                                  Northeast Baptist Hospital
                                                  North Central Baptist Hospital
                                                  University Hospital

Air Med                       Salt Lake City, UT  University of Utah Hospital

Inova Medical AirCare         Falls Church, VA    Fairfax Hospital
                                                  Fair Oaks Hospital
                                                  Mt. Vernon Hospital
                                                  Jefferson Hospital

Life-Guard 10                 Roanoke, VA         Roanoke Memorial Hospital
                                                  Community Hospital
                                                  Bedford Memorial Hospital
                                                  Franklin Memorial Hospital
                                                  Giles Memorial Hospital
                                                  Gill Memorial Hospital
                                                  Lonesome Pine Hospital
                                                  Wythe Community Hospital
                                                  Radford Community Hospital
                                                  Southside Community Hospital
                                                  Tazewell Community Hospital

Spirit of Marshfield          Marshfield, WI      Saint Joseph's Hospital
                                                  Holy Family Hospital
                                                  Mercy Medical Center
                                                  Sacred Heart Hospital
                                                  Sacred Heart/Saint Mary's Hospital, Inc.
                                                  Saint Elizabeth's Hospital
                                                  Saint Jude Hospital
                                                  Saint Michael's Hospital
                                                  Diversified Health Services

     In September 1993, in a tax-free reorganization, the Company acquired Golden Eagle Aviation, Inc., an executive air charter service, in exchange for 55,617 shares of the Company's common stock and the assumption of approximately $2 million of debt. The Company operated the air charter service until the third quarter of 1994 when management decided to discontinue substantially all of the charter operations as part of the Company's restructuring plan. See further discussion of the restructuring plan in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENGINEERING, MAINTENANCE, TESTING, REPAIR COMPLETION SERVICES AND
BACKLOG

     The Company's engineering, maintenance, testing, repair and aircraft completion facility in Denver is the largest medically dedicated facility for Bell helicopters in the United States. At this facility the Company is able to conduct in-house, non-destructive dynamic component testing, engine repair and component overhaul, as well as substantial aircraft modifications, including engineering design and installation of custom avionics and medical interior configurations. The Company maintains a sophisticated avionics engineering department, which is licensed and approved by the FAA, as well as a design engineering department using computer-aided design capabilities, an upholstery shop, an equipment fabrication department, a machine shop, a welding shop and an equipment research and development department.

     In addition to serving as one of the largest integrated helicopter completion and service centers in North America for Bell Helicopter, the Company's principal airframe manufacturer, the Company operates a repair station for turbine-jet engines manufactured by Allison, Pratt & Whitney, and Lycoming. On
April 7, 1993 the Company received from American Eurocopter a Certificate of Designation as a Eurocopter BK-117 service center, commensurate with its offering of BK-117 helicopters in addition to Bell Helicopters. The Company is also an approved installation and service center for Bendix-King, its primary avionics manufacturer. The Company is an FAA-certified repair station with airframe, accessory, radio, instrument and powerplant ratings, which give it the capacity to provide specialized services on the significant brands of equipment used in its operations or sent to the Company for servicing by third parties.

     The Company designs, produces and installs interior configurations according to the requirements and specifications of its hospital clients as well as other helicopter and airplane operators and manufacturers. The Company employs an FAA Designated Engineering Representative ("DER") who is authorized to approve various aircraft modifications which the Company may choose to manufacture from time to time as part of its ongoing business. The Company has the FAA authorization and capability to engineer, design and install all of the components necessary to transform an aircraft hull into an airborne extension of a hospital ICU or emergency trauma center. The Company is authorized to make these aircraft modifications pursuant to various FAA-issued Supplemental Type Certificates ("STCs") and Parts Manufacturer Approvals ("PMAs"). The Company believes that its in-house repair, maintenance, testing and completion capabilities provide cost savings and decrease aircraft down time by avoiding the expense and operating risk of having maintenance and repair work performed by nonaffiliated vendors. The Company maintains a constant inventory of certain critical aircraft parts at each of its hospital bases.

     While most of the activities of the Company's headquarters are devoted to the support and expansion of the Company's aeromedical operations, the center also provides medical completion and specialty configuration services directly to aviation equipment manufacturers, as well as other helicopter operators in the United States and overseas. In the year ended June 30, 1994, the Company manufactured five medical interiors for HDM Flugservice, a German company, through Bell Helicopters Textron Corporation for a total of $2,279,000 in revenues. As of June 30, 1994, the Company was nearing completion of a medical interior for one of its hospital clients but had no additional backlog of orders for medical interiors. Orders for aircraft medical interiors are subject to general market fluctuations.

HAZARDS AND INSURANCE

     The operation of helicopters and airplanes involves a substantial level of risk. Hazards, such as aircraft accidents, collisions and fire, are inherent in the furnishing of aviation services and may result in losses of life, equipment and revenues. The Company's safety record compares favorably with other operators.

     The Company maintains aircraft liability, aviation spares/equipment, all risks, hull, product/completed operations, hangar keeper's liability, property and casualty, automobile, and contractor's equipment insurance coverage. The Company has not experienced significant difficulty in obtaining insurance and has not incurred any losses in excess of its property and liability coverage. While the Company believes that its insurance coverage is adequate for its operations, there can be no assurance that such insurance coverage is now, or will be, adequate to cover any claims to which it may be subject.

MARKETING AND SALES STRATEGY

     For hospital providers, the demand for quality care continues while the nature of reimbursement moves increasingly from retrospective to prospective. The corresponding cost pressures are leading to mergers and affiliations in the hospital delivery community and to increased consolidations of previously competing air medical transport programs. Within this environment, the Company intends to continue aggressively pursuing bid and contract negotiation opportunities in air medical services for individual hospitals and newly forming consortiums, competing primarily on the basis of safety, service, reputation and to a lesser degree, price. In addition, the Company believes that increasingly important synergies with providers of airplane air medical services can be achieved to afford a more integrated offering of air medical services to its customers, as well as to increase its penetration in the marketplace. The Company believes that providing both helicopters and airplanes to hospital consortiums will drive further market expansion. Air Methods continues, on a world-wide basis, to actively pursue sales of its highly regarded state-of-the-art medical interiors and avionics packages. Lastly, efforts continue on the development of joint venture partnerships in foreign countries for the provision of air medical transport services.

     The Company believes increased healthcare cost regulation will continue to result in the closing of hospitals which are experiencing declining in-patient revenues and decreasing profitability. As a result, greater emphasis will be placed upon hospitals offering the highest level of care, such as Level I trauma centers, tertiary care centers and university teaching hospitals. The Company believes that this trend will give further impetus to implementation of hospital-based aeromedical emergency services and systems throughout the United States. In particular, the Company believes the market for airborne emergency medical services ("EMS") is growing and will continue to grow, as a result of a number of factors, including, but not limited to: (1) the closing of urban and rural hospitals and the subsequent concentration of various hospital specialization centers (e.g., trauma; cardio-thoracic; burn; neonatology, and organ transplantation) into regional centers; (2) the further concentration of major university teaching hospitals allowing for the possible accelerated development of specialized medicine and health care therapies in various regions throughout the country; and (3) the vertical integration of airplane and helicopter provider services designed to meet the increasingly sophisticated demands of those hospitals desiring to operate an integrated aeromedical program. There can be no assurance that these trends will continue or that a positive effect will result for aeromedical emergency services or the Company.

COMPETITION

     The aeromedical services industry is competitive and is currently served by a variety of operators. The Company believes that, of the existing operators, there are only five companies which serve eight or more aeromedical programs: Rocky Mountain Helicopters, Inc.; OmniFlight, Inc.; Corporate Jets, Inc.; Petroleum Helicopters, Inc.; and the Company. Some of the Company's competitors have somewhat greater financial, technical and marketing resources than the Company. Competition in the aeromedical service industry is focused primarily on safety, pricing, quality of service and availability of aircraft equipment. Although the Company is the third largest provider of aeromedical transportation services in the United States, based on the number of EMS programs served and the revenues generated by these programs, it is the largest medically dedicated and exclusively IFR-certified aeromedical services provider in this industry in the U.S.

EMPLOYEES

     As of the date of this report, the Company retained 237 full time and 14 part time employees, comprised of 124 pilots; 102 aviation machinists; A&P engineers and other manufacturing/ maintenance positions; and 25 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual recurrency training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses.

     The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company believes that the compensation arrangements offered to its employees are competitive with those of other providers of aviation services based on the individual qualifications of employees and are sufficient to attract and keep qualified personnel.

GOVERNMENT REGULATION

     The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. The Company holds a Part 135 Air Carrier Certificate from the FAA.

     In August 1994, representatives of the FAA completed an inspection of the Company's random drug testing program. The Company's program was found to be in compliance and prior regulatory discrepancies noted in previous routine inspections were resolved with no penalties charged to the Company.

     The Company cannot predict the impact of new or changed laws or regulations on the demand for aeromedical services in the future or the costs of complying with such laws and regulations.

ITEM 2.   PROPERTIES

FACILITIES

     The Company leases its headquarters facilities, consisting of approximately 60,000 square feet of administrative and repair, maintenance and completion space in metropolitan Denver, Colorado at the Centennial Airport. The Company's lease expires in December 1997 and its approximate annual rental cost is $361,000. The Company has an option to extend the lease for an additional ten years upon six months' advance written notice. Ancillary Denver office and hangar facilities comprising approximately 2,500 square feet are occupied under a short-term lease which expires November 30, 1994. The monthly rental costs on this ancillary space is $2,800 per month. The Company has an option to extend this lease for an additional six months. The Company believes that these facilities are in good condition and suitable for the Company's requirements.

EQUIPMENT, FUEL AND PARTS

     As of June 30, 1994, the Company managed a fleet of 39 aircraft, consisting of 28 helicopters and 11 airplanes. Of these aircraft, the Company owns 19 helicopters and 4 airplanes and leases 6 helicopters and 3 airplanes. The Company operates 3 additional helicopters and 4 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. One helicopter owned by the Company has not yet been placed in service pending completion of its medical interior and avionics installations. One helicopter owned and 3 airplanes leased by the Company are held for sale or sublease and are not currently used in the Company's operations. The composition of the Company's helicopter and airplane fleets as of June 30, 1994 is as follows:

                    COMPANY OWNED AIRCRAFT/1/

                            Aggregate
                     (Amounts in thousands)
                      --------------------
                                                    Net Book
        Type              Number        Cost         Value
        ----              ------        ----        --------
Helicopters:

     Bell 206 L-1            1        $   663        $   586
     Bell 206 L-3            5          4,335          3,829
     Bell 222A               1          1,883          1,704
     Bell 222UT              8         13,878         12,869
     Bell 412                2          5,208          4,545
     BK 117                  1          6,552          6,479
                           ---        -------        -------
                            18        $32,519        $30,012
Airplanes:

     Cessna 421B             1        $   251        $   184

Held for Sale:

     Bell 412                1          4,766          4,118
     Beech 55                1             57             34
     Cessna 500              1            792            506
     King Air 90             1            838            414
                           ---         ------         ------
                             4          6,453          5,072
                           ---         ------         ------
TOTALS:                     23        $39,223        $35,268
                           ===         ======         ======
____________________
/1/  Includes aircraft acquired under capital leases.

                     COMPANY LEASED AIRCRAFT

                            Aggregate
                  (Dollar amounts in thousands)
                   ---------------------------

                                 Remaining     Total    Remaining
                                   Term      Rents Over   Lease
       Type              Number  in Years    Lease Life  Payments
       ----              ------  ---------   ---------- ---------
Helicopters:

  Bell 206 L-3               1         1        $ 1,402  $     82
  Bell 412                   3         7         15,602    11,842
  BK 117 (month-to-month)    1         0            418      -0-
  Sikorsky S-76              1         4          2,100       875
                            --                   ------    ------
                             6                   19,522    12,799
                            --                   ------    ------
Held for Sale or Sublease:

  Lear Jet 25                1         4          1,044       449
  King Air 200               2        10          5,280     5,000
                            --                   ------    ------
                             3                    6,324     5,449
                            --                   ------    ------
TOTALS                       9                  $25,846   $18,248
                            ==                   ======    ======

     With respect to the Company's leased aircraft, the Company generally pays all insurance, taxes, and maintenance expenses.
In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best match its specific needs with its fleet. Helicopters are insured at replacement cost, which generally exceeds book value. Helicopter accidents reimbursable by insurance generally result in full reimbursement of any damages sustained.

     The Company also maintains an inventory of various spare parts and components for use in repair and maintenance of the Company's fleet of aircraft. The inventory had a book value of $1,329,000 on June 30, 1994.

     The Company has experienced no significant difficulties in obtaining required parts for its helicopters. Sourcing of repair and replacement components occurs primarily through Bell Helicopter, since Bell aircraft make up the majority of the Company's aircraft fleet. Bell Helicopter is a major helicopter manufacturer with extensive links to the defense industry, and the Company does not anticipate any interruption in Bell's manufacturing of replacement parts and components in the near future. Any termination of production by Bell Helicopter would require the Company to obtain spare parts from other suppliers, which are not currently in place. Raw materials for aeromedical interiors are widely available, and the same materials are routinely purchased from more than one supplier.

ITEM 3.   LEGAL PROCEEDINGS

     In November 1992, a former employee brought a lawsuit against the Company which is pending in the United States District Court for the District of Minnesota. This suit alleges that the Company wrongfully discharged the employee and seeks recovery of unspecified monetary damages for lost compensation, emotional distress and other losses, costs, attorneys' fees and related penalties. The Company intends to vigorously defend this action and believes that it has strong defenses.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Since August 6, 1993, the Company's common stock has traded on the NASDAQ National Market System under the trading symbol "AIRM". From June 2, 1992 to August 5, 1993, the Company's common stock traded on the American Stock Exchange Emerging Company Marketplace under the symbol "ARF.EC". Prior to June 2, 1992, the Company's common stock was traded on the NASDAQ over-the-counter system.

     The following table shows, for the periods indicated, the high and low closing prices for the Company's common stock. The quotations for the common stock, except for July 1, 1992 through August 5, 1993, represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

             FISCAL 1994 (Year Ended June 30, 1994)
             --------------------------------------
          Common Stock                          High        Low
          ------------                          ----        ---
          First Quarter. . . . . . . . .      $  9 1/2  $  2 1/2
          Second Quarter . . . . . . . .        14 1/8     8 1/4
          Third Quarter. . . . . . . . .        12 3/4     5 3/8
          Fourth Quarter . . . . . . . .         6         1 7/8

             FISCAL 1993 (Year Ended June 30, 1993)
             --------------------------------------
          Common Stock                          High        Low
          ------------                          ----        ---
          First Quarter. . . . . . . . .      $  6 1/2  $  2 3/4
          Second Quarter . . . . . . . .         4 1/2     2 1/8
          Third Quarter. . . . . . . . .         6         3 7/8
          Fourth Quarter . . . . . . . .         6 1/8     3 5/8

     As of September 15, 1994, there were approximately 609 holders of record of the Company's common stock.

     The Company has not paid any cash dividends since its
inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay
dividends.     Neither the declaration nor payment of future cash
dividends is restricted by the Company's credit or financing agreements.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected financial information of the Company which has been derived from the Company's audited financial statements. Prior to June 30, 1992, the statements reflected the Company's operations as a development stage biotechnology company. This selected financial data should be read in conjunction with the financial statements of the Company and notes thereto appearing in Item 8 of this report.

                                          SELECTED FINANCIAL DATA OF THE COMPANY
                                                     BALANCE SHEET DATA
                                                       (In Thousands)

                                                                As of June 30,                  As of April 30,
                                                             --------------------         ------------------------------
                                                               1994        1993            1992        1991       1990
                                                               ------     ------          ------      ------     ------
Working capital (deficit)<F1>                                $(1,753)    $ 3,989          $(1,952)    $6,498     $11,744
Total assets                                                   51,900     43,312           27,835      8,480      13,901
Long-term liabilities<F2>                                      18,688     23,279           14,845        153         462
Stockholders' equity                                           19,818     14,181            5,893      6,605      12,840
____________________

<F1>Current assets less current liabilities.
<F2>Includes capital lease obligations other than current installments.

                                            STATEMENT OF OPERATIONS DATA<F1>
                                             (Dollar Amounts in Thousands)

                                                                                   Two Months          Year Ended
                                                   Year Ended June 30,           Ended June 30,         April 30,
                                             --------------------------------    --------------   --------------------
                                              1994         1993      1992<F2>         1991         1991          1990
                                             ------       ------     --------        ------       ------        ------
Revenue                                      $29,749      $25,340     $12,747        $   --      $    --      $    --
Operating expenses:
  Operating                                   24,524       20,319      12,066            --           --           --
  Research and development                        --           --          --            --        2,315        3,605
  General and administrative                   5,761        4,479       3,984           642        2,325        2,405
  Restructuring and other non-recurring        5,651           --          --           338        1,915           --
Other income (expense), net                     (888)        (976)        704            87          857        1,269
Extraordinary gain (loss)                       (182)         173          --            --           --           --
                                             --------     --------     --------      -------     --------     --------
Net loss                                     $(7,257)     $  (261)     $(2,599)      $ (893)     $(5,698)     $(4,741)
                                             ========     ========     ========      =======     ========     ========
Loss per common share                        $ (1.03)     $  (.08)     $ (1.42)      $ (.63)     $ (4.03)     $ (3.36)
                                             ========     ========     ========      =======     ========     ========
Weighted average number of shares
  of Common Stock outstanding               7,056,445    3,453,111    1,829,456    1,420,148    1,413,775    1,409,504
                                            =========    =========    =========    =========    =========    =========
____________________

<F1>The Company has never paid any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.
<F2>Includes results of the aeromedical operations for only the 8 month period from the completion of the Acquisition,
   i.e., November 1, 1991, through June 30, 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

BUSINESS RESTRUCTURING

     In the fourth quarter of 1994 the Company completed a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, an 18% overall reduction in personnel, a reduction in officers' salaries, and the disposal of selected under-utilized aircraft. In addition, the Company canceled a proposed debt refinancing and public preferred stock offering. The reductions in personnel were primarily in the manufacturing and administrative functions and did not significantly affect the Company's maintenance and air medical
flight capabilities.     Losses from Golden Eagle's charter
operations from the date of acquisition (September 10, 1993) through June 30, 1994 totaled $677,000. As part of the restructuring plan, the Company decided to discontinue its unprofitable charter operations and to concentrate instead on its
core air medical business.      Restructuring charges totaled
   $3,010,000     for the year ended June 30, 1994 and, with the
exception of approximately $614,000 in severance pay    and
$149,000 for certain placement fees for the proposed preferred
stock offering    , consisted of the write-off of previously
recorded assets and other non-cash charges.

     The Company does not expect to incur additional expenses associated with the restructuring in fiscal 1995. However, the Company projects future net cash outflows of approximately $890,000 as assets designated for disposal are sold and the related indebtedness is paid over the next fiscal year. The net effect of the personnel reductions and other cost control measures taken is expected to decrease net cash outflow and operating expenses by approximately $215,000 per month as compared to cash outflow and expense levels prior to the implementation of the restructuring plan.

RESULTS OF OPERATIONS

1994 compared to 1993

     The Company reported a loss of $7,257,000 for the year ended June 30, 1994, as compared to a loss of $261,000 for the year ended June 30, 1993. The operating results for fiscal 1994
included a    net loss             on the disposition of assets
of    $790,000    , restructuring charges of    $3,010,000    ,
and other non-recurring charges and a loss on the early retirement of debt of $1,061,000. The net loss for the year, excluding the effect of these transactions, was $2,396,000.

     Flight revenue increased    $3,878,000 or     18.1%    from
$21,468,000     for the year ended June 30, 199   3     to
   $25,346,000 for     the year ended June 30, 199   4    ,
primarily as a result of the addition of three new hospital
contracts            which contributed revenues of $1,517,000 in
fiscal 1994. In addition, revenue increased by $883,000 in fiscal 1994 under three contracts which had been added during the year ended June 30, 1993. Flight revenue was not significantly affected by changes in either pricing or volume of flight hours
under established hospital contracts    .  The majority of the
Company's contracts with its hospital customers is also subject to an annual increase based on the consumer price index. Flight center expenses, which include pilot and mechanic salaries, benefits, and training, also increased by 22.9% in 1994, and were affected by the same factors as flight revenue. These expenses generally vary with the number of customer bases and, to a lesser degree, with the number of aircraft operated by the Company.

     Aircraft operating expenses increased by 49.3% from 1993 to 1994 primarily because of the addition of 4 helicopters and 6 airplanes to the Company's fleet since the end of fiscal 1993 and the operation of 2 airplanes in the executive air charter service from September 1993 to April 1994, as well as an approximately 30% increase in hull and liability insurance rates. The increase in insurance rates is related to overall increases experienced by the aviation industry as a whole. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown by the fleet.

     Depreciation and amortization expense also fluctuates with the size of the Company's fleet, as reflected by the 52.7% increase in 1994. The Company placed aircraft and related medical interiors totaling $10 million into service in the current fiscal year.

     Historically, the Company's flight operations have been seasonal. In the winter months the company's hospital customers have customarily experienced reduced acute and trauma in-patient hospital populations requiring emergency aeromedical transport. To a lesser extent, poorer weather reduces the level of flight operations from the hospitals served by the Company.

     Sales of medical interiors decreased by    $1,320,000 or
34.1%    from $3,872,000     in fiscal year 199   3     to
   $2,552,000 in     fiscal 199   4    .  In 1994 the Company
sold five medical interiors to Bell Helicopter Textron, Inc. ("Bell") for aircraft for use outside the United States. In 1993 sales consisted of three medical interiors for Bell and one for the U.S. Army. The decrease in the cost of medical interiors over the same period mirrored the decrease in sales. The cost of medical interiors for fiscal year 1994 also included $653,000 of payments for work on a medical interior that the Company
subcontracted to an outside vendor.     The medical interior was
for the Company's internal use, and therefore no corresponding
revenue was recognized.      The work done by the subcontractor
was subsequently determined to be unsatisfactory and was reperformed by the Company.

        Operating expenses in the year ended June 30, 1995, also included net losses of $790,000 on the disposition of assets. Gains of $1,851,000 recognized on the disposition of four of the Company's aircraft were offset by valuation allowances of $2,641,000 established for seven aircraft designated for disposal as part of the Company's restructuring plan. There were no comparable gains or losses in fiscal 1993.

     The 28.6% increase in general and administrative expenses in 1994 reflected the additional support necessary for the Company's expanded operations as well as increased legal and professional fees incurred as the Company aggressively pursued new business opportunities including the acquisition of Golden Eagle Aviation and the proposed joint venture with Medica Movil, S.A. de C.V.

     In the first quarter of 1993, the Company began negotiations with Medica Movil, S.A. de C.V., the largest ground ambulance provider in Mexico, to form a joint venture to provide air medical services in Mexico under a membership capitation program. In the third quarter of 1994, concurrent with the previously mentioned restructuring plan, the Company initiated discussions concerning alternative financing arrangements for the joint venture. Though continued involvement in the joint venture is not assured, the Company does not expect any impact on its operations related to restructuring or termination of the joint venture.

1993 compared to 1992

     Prior to the acquisition of Air Methods-Colorado by the Company in November 1991, the Company operated as a development-stage biotechnology research and development company engaged primarily in the development of anti-cancer products. Since the acquisition, the Company's operations have consisted predominantly of providing aeromedical emergency services and systems to hospitals throughout the United States and the related manufacture and sale of aircraft medical interiors and equipment to third parties. Due to this fundamental change in the Company's business, the Company does not believe that comparison of its operating results for the year ended June 30, 1993 with the year ended June 30, 1992, is meaningful. Accordingly, the following discussion compares the Company's results of operations for the year ended June 30, 1993 with the results of Air Methods-Colorado for the four months ended October 31, 1991, plus the results of the Company for the eight months ended June 30, 1992.

     The following table combines the various revenue, operating expenses and other income (expense) categories of the Company for the 8 months ended June 30, 1992 with that of Air Methods-Colorado for the 4 months ended October 31, 1991, which will facilitate management's discussion and analysis. All references to the year ended June 30, 1992, in this section of Management's Discussion & Analysis are to the combined balances shown on this schedule.

                                          Company             Air Methods-Colorado
                                     ------------------       --------------------
                                     Eight Months Ended        Four Months Ended
                                       June 30, 1992            October 31, 1991              Combined
                                     ------------------       --------------------          ------------
Revenue                                    $12,747                   $6,446                  $19,193
Operating Expenses:
  Flight center                              3,819                    1,958                    5,777
  Aircraft operations                        4,520                    1,520                    6,040
  Aircraft rental                            1,978                      797                    2,775
  Depreciation and amortization                908                      291                    1,199
  General and administrative                 3,406                    1,145                    4,551
  Cost of medical interiors and
    products sold                              841                      643                    1,484
Other income (expense):
  Interest expense                            (588)                    (378)                    (966)
  Interest income                              169                       --                      169
  Other, net                                   962                       --                      962


     Operating revenues increased 32.0% for the year ended
June 30, 1993 compared to the year ended June 30, 1992.  The
increase was primarily attributable to revenues    of
$2,672,000     generated from the initiation of three new
hospital contracts correspondingly utilizing three new aircraft which were added in fiscal 1993. In addition, the Company realized an increase of $2,980,000 in revenues from the sale of medical interiors in 1993, principally due to the sale of three interiors to Bell Helicopter, Inc. and the sale of one interior to a subsidiary of E-Systems, Inc. pursuant to a proof of principle retrofit agreement on behalf of the U.S. Army regarding the UH-60Q Blackhawk helicopter.

     Flight center expenses increased 21.5% for the year ended June 30, 1993, compared to the year ended June 30, 1992. The increase was virtually the same as the revenue increase between the two years, and was primarily due to start-up and on-going expenses related to the initiation of the three new aeromedical programs discussed above.

     Aircraft operating expenses decreased 9.2% from 1992 to 1993. This decrease was primarily due to the comparatively high overhaul and replacement parts costs in the prior 1992 twelve month period.

     The cost of medical interiors and parts sold increased 117.5% from 1992 to 1993. These increases were primarily due to an increase in the number of airborne emergency medical interiors sold to third parties and to the sale of a correspondingly greater amount of medical interior parts and components to such parties.

     General and administrative expenses decreased 1.6% in 1993 as compared to 1992. The lack of increase even given the increase in revenues and overall operations, was primarily attributable to reductions in services and related costs resulting from utilization of services provided by third parties as well as other administrative cost cutting measures implemented by the Company during the fiscal year.

     Interest expense increased 12.0% in 1993 primarily because of new debt incurred to finance additional aircraft. The increase was mitigated substantially by the reduction in interest rates on the Company's long term debt to Textron Financial Services, Inc., an affiliate of the Company's principal aircraft supplier, Bell Helicopter ("Textron"), for the remaining life of the notes.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1994 the Company's cash, cash equivalents, and short-term investments totaled $3,441,000, down from $5,152,000 at June 30, 1993. Working capital also declined from $3,989,000 to a deficit of $1,753,000 from June 30, 1993 to June 30, 1994. The decline is due to the Company's continued investment in aircraft and other equipment, the retirement of $3.2 million in long-term debt and capital leases, and the repayment of $3 million in operating leases. In addition, at June 30, 1994, $4,911,000 of debt associated with assets held for sale was classified as current; each such note will be paid in full when the related asset is sold.

     During 1993 and 1992 the Company used cash of $1,551,000 and $4,588,000, respectively, to fund its operations, while in 1994, operations generated a positive cash flow of $1,039,000. The improvement in cash flow from operations is principally due to the decrease of $2,043,000 in outstanding receivables from the Company's customers.

     In addition to cash flow from operations, the Company realized $6,825,000 from the issuance of common stock upon the exercise of warrants and options and $5,730,000 from a private placement of stock with institutions outside the United States during fiscal 1994.

     The Company's usual arrangements with its hospital clients have involved substantial capital commitments by the Company for the aircraft and related equipment required to furnish the emergency air medical transport services to the hospitals. To the extent that the Company expands its operations in this manner, it will continue to require extensive and increasing capital investments and long-term borrowing will be necessary to continue financing such capital acquisitions. The Company
believes, however, that    it            may be advantageous to
both its client hospitals and the Company from time to time for aircraft to be purchased by the hospitals, thus permitting reduced capital commitments by the Company as contracts are added in the future. The Company has pursued and intends to continue to pursue this type of contracting arrangement whenever it appears beneficial to the parties to the arrangement.

     As of June 30, 1994 the Company has a purchase commitment to acquire four helicopters from American Eurocopter Corporation ("AEC") prior to December 1995. In a related agreement AEC extended to the Company a $2 million line of credit; as of June 30, 1994, the Company has drawn $500,000 against the line.

     The Company currently has a note payable of $3,819,000 which matures on October 1, 1994 and which is collateralized by a helicopter listed for sale. The Company has successfully negotiated extensions of the maturity of this note in the past and believes that further extensions will be negotiated until the asset is sold. Therefore, the Company does not expect a significant adverse effect on its working capital position related to the retirement of this note.

     The Company holds unencumbered notes receivable of $2,670,000 and aircraft of approximately $6.9 million as of June 30, 1994. The Company believes that it could utilize a portion of these unencumbered assets as collateral for borrowing funds as an additional source of working capital if necessary. As the full effect of the restructuring actions taken in 1994 is felt, the Company also expects continued improvement in cash flows from operations in fiscal 1995. The Company believes that these borrowing resources coupled with the expected improvement in operations will allow the Company to meet its obligations in the coming year without additional external financing.

OUTLOOK FOR 1995

     In the first quarter of fiscal 1995 the Company began discussions with the management of Rocky Mountain Helicopters, Inc. ("RMHI") to analyze the feasibility of a possible business combination. RMHI is presently operating as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. The Company believes that a combination of the two entities could potentially result in cost savings and improved results of operations. Funding options for the acquisition are being discussed with an investment group led by

Americas Partners, the Company's largest shareholder. Several other entities have expressed interest in acquiring the air medical business of RMHI, and the final decision rests with the committee of creditors appointed by the Bankruptcy Court.

     As of June 30, 1994, the Company was nearing completion of a medical interior for one of its hospital customers but had no additional backlog of orders for medical interiors. The Company has initiated an aggressive marketing effort to improve the demand for its medical products.

                The Company does not expect significant increases in revenues under existing hospital contracts due to its inability to substantially affect either pricing or volume. The pricing for the majority of the Company's air medical service contracts, which range from three to ten years in duration, is fixed for the term of the contract, subject to periodic increases indexed to the consumer price index ("CPI"). The volume of flight hours flown is dependent upon hospital demand and to a lesser degree upon weather conditions, and has historically not fluctuated significantly under individual contracts from year to year. The increase in flight revenues for the years ended
June 30, 1994 and June 30, 1993, discussed previously, was due primarily to the addition of new contracts with hospitals during this period, and to a lesser extent, to the CPI-indexed increases mentioned above. By way of illustration, approximately 64% of flight revenue for the year ended June 30, 1994 was generated from fixed monthly charges, compared to 66% for the previous year. The balance of air medical revenue was earned on a flight hour basis. Under the Company's current cost structuring, increases in flight hours under existing contracts would increase the revenue net of direct expenses at an average of $167.00 per flight hour. Revenue flight hours for the year ended June 30, 1994 totalled approximately 13,900, constituting 8.1% of flight hour capacity for the year, as compared with approximately 12,400 at 7.6% of capacity for the year ended June 30, 1993. Based upon the average flight hour charges described above, it would have been necessary to increase the utilization level to approximately 16.6% in order to attain profitable operations for the year ended June 30, 1994. Management believes that a 10% utilization level is the maximum level of sustained operations that the Company would likely experience under existing contracts, given the restraints of weather conditions and hospital demand, both of which directly impact utilization.

     The Company began operations under three new hospital flight contracts during the year ended June 30, 1994, resulting in revenues net of direct expenses of approximately $314,000. At this revenue rate, a minimum of nine additional contracts would have been required for the Company to reach the break-even point before the effect of the restructuring charges and other transactions delineated above under "Results of Operations." Alternatively, the Company would have attained profitability, exclusive of the same transactions, for the year ended June 30, 1994, with an additional $7.8 million in gross revenue from the Products Division, assuming all new contracts were priced at the average contribution rate currently earned by the Division on its projects.

     Management is confident that its greatest prospects for profitability lie in increased marketing efforts, the acquisition of new business, and decreases in the cost of administrative overhead. The Company expects continued decreases in its administrative costs as a result of the restructuring plan completed in the fourth quarter of fiscal 1994. Management believes that significant growth in the future can be accomplished with only a moderate increase in general and administrative expenses.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Summary information concering the Company's current directors and officers is set forth below:


Name and Age of               Director   Director  Term as Director
Director/Officer                Since      Class      expires in                          Position
- --------------------------    --------   --------  ----------------   -------------------------------------------------
George W. Belsey, 55             1992       II            1995        Chairman of the Board and Chief Executive Officer
Roy L. Morgan, 59                1991       II            1995        President, Co-Founder, and a Director
Marius Burke, Jr., 57                                                 Vice President, Director of Operations
Maurice L. Martin, Jr., 46                                            Vice President, Air Medical Services
Michael J. Prieto, 40                                                 Vice President, Products Division
Kevin D. Andrew, 35                                                   Secretary and Treasurer Director of Finance and
                                                                        Accounting
Joseph E. Bernstein, 45          1994       III           1996        Director
Ralph J. Bernstein, 36           1994       III           1996        Director
Samuel H. Gray, 57               1991       II            1995        Director
Lowell D. Miller, Ph.D., 61      1990       III           1996        Director
Steven B. Sands, 35              1992        I            1994        Director
Donald R. Segner, 68             1992        I            1994        Vice-Chairman of the Board
Morad Tahbaz, 39                 1994       II            1995        Director

     Mr. George W. Belsey was elected Chief Executive Officer effective June 1, 1994, and has served as Chairman of the Company's Board of Directors since April 1994, having been appointed a director of the Company in December 1992. From February 1992 to June 1994, Mr. Belsey served as Executive Vice President, Professional Affairs, and the Chief Operating Officer of the American Hospital Association, a large national trade association and advocacy group for hospitals and healthcare organizations, where he was responsible for the Association's activities relating to hospital operations, including medical staff affairs, nursing, health manpower, quality of care programs and hospital governance. Prior to joining the American Hospital Association, Mr. Belsey served as Chief Executive Officer and Executive Director of the University of Utah Hospital and Clinics, Salt Lake City, Utah (one of the Company's hospital customers) from March 1989 to February 1992 and was Chief Operating Officer from December 1983 to March 1989. He is a former Vice President of Northwestern Memorial Hospital, Chicago, and has held administrative positions at Rush-Presbyterian-St. Luke's Medical Center, Chicago, and MacNeal Memorial Hospital, Berwyn, IL. He received his Bachelor's Degree in Economics from DePauw University in Greencastle, Indiana, and holds a Master's Degree in Business Administration from George Washington University, Washington, D.C.

     Mr. Roy L. Morgan is one of the three founders of Air Methods-Colorado, and was the President, Chief Executive Officer and a director from the inception of Air Methods-Colorado in July 1980 until November 1991. In November 1991, he became President and a director of the Company. Prior to his service with Air Methods-Colorado, Mr. Morgan was employed as a helicopter pilot for Public Service Company of Colorado (1969-80), as director of operations and chief pilot for Key Aviation (1964-69), and as quality control supervisor on the Atlas missile program for Convair Astronautics (1960-64). Mr. Morgan began his career at Boeing Airplane Company, involved in B-52 experimental development (1957-60). Mr. Morgan holds a number of pilot certificates including Airline Transport Pilot for Airplane Multi-Engine Land, Commercial Helicopter - Instrument Rated, Commercial Airplane for Land and Sea, and Glider, as well as Flight Instructor for all of the above. He has more than 18,850 flight hours, 12,000 of them in helicopters. Mr. Morgan has a Bachelor of Science Degree in Aviation Management from Metropolitan State College in Denver, Colorado.

     Mr. Marius Burke, Jr. was elected Vice President and Director of Operations of the Company in November 1989. Prior to that time he served in various managerial positions with Air Methods-Colorado, including Director of Operations (September 1988 through November 1991) and Area Manager (August 1985 through August 1988). He was formerly a pilot for Key Airlines (1982-
85), an area manager for the Air Med program at the University of Utah (1985-88), President of Estate Builders, Inc., a real estate investment and development corporation (1975 to present), Manager of Flying and Chief Pilot for Air America (1963-75), and a flight officer for the United States Marine Corps in jets and helicopters (1958-63). Mr. Burke holds Airline Transport Pilot certificates for both airplanes and helicopters and is a Certified Flight Instructor for airplanes, helicopters, and instruments. He has for many years been a designated FAA Flight Examiner and has a total of 20,250 flight hours, 12,950 of them in helicopters. Mr. Burke has an M.B.A. and a B.S. in Engineering and Aeronautical Operations from San Jose State University.

     Mr. Maurice L. Martin, Jr. currently serves the Company as Vice President of the Air Medical Services Division. He served previously in several executive positions with Air Methods-Colorado including Director of Operations (August 1985 through August 1988), Area Manager (June 1984 through August 1985) and pilot (June 1982 to June 1984). Mr. Martin has 16 years of aviation management experience and eight years' experience in medical aircraft transport management. Prior to joining Air Methods-Colorado, Mr. Martin was a commercial helicopter pilot (1979-82), an instructor pilot and standardization officer of the 102nd Air Rescue and Recovery Squadron in New York (1975-79), and an aircraft commander in the United States Air Force (1971-75). Mr. Martin holds pilot certificates including Airline Transport Pilot for Helicopters and Certified Flight Instructor for Helicopters. He has served as a designated FAA Flight Examiner and has over 4,100 flight hours, mostly in helicopters.
Mr. Martin has a Bachelor of Science Degree in International Affairs from the United States Air Force Academy (1970) and a Master's Degree in Theology from Covenant Theological Seminary in St. Louis, Missouri (1982).

     Mr. Michael J. Prieto was named Vice President of Engineering & Manufacturing of the Company in January 1994 and subsequently Vice President of the Products Division in June 1994. From 1988 to 1994, Mr. Prieto served in various roles with General Dynamics/Lockheed Corp but primarily as Manager of Manufacturing Engineering for the F-16 Fighter program. From 1977 to 1988, he was employed by John Deere Co. with management roles in Engineering, Manufacturing, and Marketing. Mr. Prieto attended the University of Missouri and received a Bachelor of Science degree in 1977. Mr. Prieto is a member of the American Society of Mechanical Engineers, the Society of Manufacturing Engineers, the American Production and Inventory Control Society, the American Management Association, and the National Management Association.

     Mr. Kevin D. Andrew joined the Company as Corporate Controller in March of 1992 and was appointed Secretary and Treasurer in May, 1994. From 1989 to 1991, Mr. Andrew served as vice-president and controller of NaTec Resources, an environmental services company, where he was responsible for all financial and administrative aspects of the Company. From 1983 to 1989, Mr. Andrew was employed by CRSS, Inc., a diversified company primarily involved in design, engineering and construction. While at CRSS, Mr. Andrew held several positions, including analyst/chief accountant, Director of General Accounting and Director of Internal Audit. Prior to 1983, Mr. Andrew was employed as a senior auditor at KPMG Peat Marwick in Houston, Texas and participated in the audit of various industries and was certified as a computer processing specialist. Mr. Andrew holds a Bachelor of Science Degree in Business Administration from Arizona State University and has earned certifications as a public accountant and as an internal auditor.

     Mr. Joseph E. Bernstein became a Director of the Company in February, 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and a Managing Director of Americas Tower Partners, the developer of Americas Tower, a one million square foot, 50-story office tower in New York City. Since 1981, he has been a principal of The New York Land Company, working on real estate development and acquisitions. Previously, he worked on corporate and international tax matters at Cahill/Gordon & Reindel (1975-
1978) and Rosenman & Colin (1978-1981). He started his own international tax practice, Bernstein & Carter, in 1981 and has published a number of articles on corporate and international tax law. He holds a Bachelor of Arts Degree in Economics and a Bachelor of Science Degree in Agricultural Business Management from the University of California at Davis, a Juris Doctor from the University of California at Davis School of Law, a Master's Degree in Finance from the University of California at Los Angeles Graduate School of Management, and a Master of Laws' Degree in Taxation from the New York University Graduate School of Law.

     Mr. Ralph J. Bernstein became a Director of the Company in February, 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and a Managing Director of Americas Tower Partners, a real estate development firm, where he was primarily responsible for the development of Americas Tower, a one million square foot, 50-story office tower in New York City. Mr. Bernstein is co-founder of The New York Land Company and, since 1981, was responsible for the acquisition, renovation, development and financing of several million square feet of commercial space. From 1979 to 1982, Mr. Bernstein was employed by Agricor, Inc. and Noga Realty, Inc., both subsidiaries of Compagnie Noga S.A., a large multinational trading firm. He holds a Bachelor of Arts Degree in Economics from the University of California at Davis.

     Mr. Samuel H. Gray was appointed as a director of the Company in March 1991. Since 1989, he has been Chief Executive Officer of The Morris Consulting Group, Inc., a healthcare industry consulting firm. From 1983 to 1989, Mr. Gray served as President and Chief Executive Officer of Kalipharma, Inc., a multisource pharmaceutical company. From 1975 to 1983, Mr. Gray served as Executive Vice President of Sales and Marketing for G.D. Searle and Company, Inc. ("Searle") where he was responsible for pharmaceutical marketing, the consumer products division of Searle, and Searle-Canada, Ltd. In addition, his responsibilities included distribution, customer service, clinical research management, licensing and acquisitions, public relations and worldwide strategic marketing planning. He has served on the boards of directors of Searle; Searle Canada, Ltd.; Kalipharma; Kali-Duphar, Inc.; and the National Association of Pharmaceutical

Manufacturers. He is a past member of the National Wholesale Druggist Association's Industry Advisory Committee and has served on the Advisory Board of Pharmaceutical Executive magazine. In 1959, Mr. Gray received a Bachelor of Science Degree from the University of Florida.

     Dr. Lowell D. Miller was named a director of the Company in June 1990. Since 1989, Dr. Miller has been involved with various scientific endeavors including a pharmaceutical consulting business. From 1973 to 1989, Dr. Miller was employed by Marion Laboratories, Inc. ("Marion"), serving as Senior Vice President - Research and Development (1987-1989), Vice President - Research and Development (1977-1987), and Director of Scientific Affairs (1973-1977). Until his retirement in late 1989, Dr. Miller was responsible for all research, development and process development functions, new product opportunities and management of clinical trials and regulatory affairs, and served as Marion's Chief Scientist. He also served as a member of Marion's Board of Directors from November 1981 to November 1982 and as an Advisory Director from November 1982 to November 1983. The University of Missouri has awarded Dr. Miller a Bachelor of Science degree in 1957 as well as a Master's Degree in Biochemistry in 1958 and Biochemistry Doctorate Degree in 1960.

     Mr. Steven B. Sands was appointed a director of the Company in December of 1992. Since November 1990, Mr. Sands has been Chairman of the Board and Chief Executive Officer of Sands Brothers & Co., Ltd., an investment banking and brokerage firm. From 1987 to 1989, Mr. Sands served as the Managing Director of Rodman & Renshaw, a New York Stock Exchange member firm engaged in corporate finance activities. From 1984 to 1986, Mr. Sands served as Managing Director of Laidlaw, Adams & Peck, investment bankers. Mr. Sands currently serves as a director of The National Registry, Inc., The Village Green Book Store, Inc. and SPM Corporation, as well as Sands Brothers & Co., Ltd. Mr. Sands attended Hamilton College in New York and received a Bachelor of Arts Degree in 1980.

     Mr. Donald R. Segner was appointed a director of the Company in February, 1992 and since April, 1994, has served the Board as Vice Chairman. He currently heads his own aviation advisory and consultant service company specializing in all aspects of aviation including airports, airplanes, aircraft certification and the Federal Aviation Administration. He has served as a pilot in the U.S. Marine Corps, a test pilot for Lockheed Aircraft, and a manager of several departments for Lockheed Aircraft. From 1981 through 1986, he was a government appointee by President Reagan in the FAA. Following the destruction of Korean Airlines Flight 007, Mr. Segner was assigned by the White House to head the investigation and acted as Chief Delegate for the United States at the CIAO Council (United Nations) on this matter. He headed the U.S. Delegation to negotiate an agreement to improve and implement safety along the North Pacific air routes among the governments of the U.S., Japan and the U.S.S.R. He has received numerous awards for his contributions to aviation, including the FAA Administrator's Award, the FAA Superior Achievement Medal and the Distinguished Flying Cross for valor in combat in the Korean war. Mr. Segner attended the University of Pacific in Stockton, California and the U.S. Naval Test Pilot School in Patuxent River, Maryland, as an undergraduate. His graduate education includes attendance at the U.S. Naval Post Graduate School, Monterey, California, as well as University of Southern California's Graduate School of Business (Lockheed Management Institute).

     Mr. Morad Tahbaz was elected to the Board of Directors in February, 1994. He is a co-founder and General Partner of Americas Partners, an investment and venture capital firm. Mr. Tahbaz serves as a Managing Director of Americas Tower Partners, the developer of Americas Tower, a one million square foot, 50-story office tower in New York City. Since 1983, Mr. Tahbaz has also served as Senior Vice President of The New York Land Company, a real estate acquisitions and development firm. From 1980 to 1982, he was the Project Manager for Colonial Seaboard, Inc., a residential development company in New Jersey. Mr. Tahbaz received his Bachelor's Degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master's Degree in Business Administration from Columbia University Graduate School of Business. Mr. Tahbaz lectured on real estate development and finance at the Columbia Graduate School of Business from 1984 to 1988.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

     The following executive officers or directors of the Company filed reports or reported transactions under Section 16(a) under the Exchange Act of 1934 on an other-than-timely basis:
W. Terrance Schreier, one exempt transaction; William H.
Critchfield, one report reflecting one exempt transaction;
George W. Belsey, one exempt transaction; Samuel Gray, two transactions; and Marilyn Pauley, one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company to the persons serving as Chief Executive Officer of the Company during fiscal year 1994, the other executive officers of the Company other than the Chief Executive Officer whose annual salary and bonus exceeded $100,000, and one individual who served as Chief Financial

Officer during fiscal year 1994 but resigned his position prior to the end of the fiscal year. The table shows compensation received during the fiscal years ended 1992, 1993 and 1994.<F1>

                                                                                   Long Term
                                                                              Compensation Awards
                                 Annual Compensation        Other           -------------------------
                             --------------------------     Annual          Restricted<F3>  Options/       All Other
Name and Principal Position  Year   Salary($)  Bonus($) Compensation($)<F2>    Stock      SARs(#)<F4> Compensation($)<F5>
- ---------------------------  ----   ---------  -------- ------------------- ------------- ----------- -------------------
George W. Belsey             1994   12,205<F6>    --        13,322<F7>        8,601<F8>   250,000                --
Chairman and Chief           1993                 --        12,938<F7>           --         6,666<F7>            --
Executive Officer

Roy L. Morgan                1994  160,038        --            --               --       240,000             1,589
President, Director and      1993  163,156        --            --           48,122        11,666             4,176
Co-Founder                   1992  175,436        --            --               --            --             1,939

Maurice L. Martin, Jr.       1994  131,441        --            --               --       150,000             1,342
Vice-President                                                                              16,666<F9>
Air Medical Services         1993  120,663        --            --           25,781         6,250             2,308
                             1992  105,667        --            --               --            --             6,325

W. Terrance Schreier         1994  141,862        --            --               --       320,000           288,918<F10>
Prior Chairman and Chief     1993  163,183        --            --           48,122        11,666             2,431
Executive Officer            1992  178,858        --<F11>   38,750<F12>          --        73,958<F13>        1,604

William H. Critchfield       1994  110,669        --           --                --        30,000           133,599<F10>
Prior Executive              1993  122,089        --           --            20,625         5,000             2,609
Vice President, Chief        1992  120,809        --<F11>   21,538<F12>          --        42,057<F14>        1,146
Financial Officer, Secretary
and Treasurer
____________________

<F1>      In 1992, the Company changed its fiscal year end from April 30 to June 30.  Amounts reported for the first four months of fiscal year 1992 are based upon compensation paid by
          Cell Technology Inc., the Company's predecessor, to Messrs. Schreier and Critchfield, and compensation paid by Air Methods-Colorado, merged into Cell Technology, Inc. (the "Merger")
          on November 13, 1991, to Messrs. Morgan and Martin.
<F2>      Personal automobile or other transportation benefits provided to each of the named executive officers during the reporting periods do not exceed the disclosure thresholds established by the SEC and are thus not reported.
<F3>      Reflects shares of restricted Common Stock issued to the named executive officers under the
          Company's Restricted Stock Plan, except as otherwise noted, valued at the closing market price of such shares on the date they were issued.  As of June 30, 1994, the employees and officers of the Company held no shares of restricted stock issued under the Restricted
          Stock Plan.  The Company issued a total of 102,907 shares of Common Stock under the
          Restricted Stock Plan, all of which vested or were forfeited on the one year anniversary of the January 9, 1993 grant date.  No dividends were paid on these restricted shares.
<F4>      Consists only of options to purchase the common stock of the Company.
<F5>      Consists of employer matching contributions for the named executive officers under the
          Company's 401(k) Plan, except as otherwise noted.  Matching amounts have been contributed for Messrs. Schreier and Critchfield only since November 13, 1991, effective with the
          Merger.
<F6>      Mr. Belsey was a nonemployee director of the Company until June 1, 1994 when he was elected
          Chief Executive Officer of the Company.  Mr. Belsey's annual salary as Chief Executive
          Officer is $165,000.
<F7>      Stock or stock option compensation to Mr. Belsey as a nonemployee director of the Company pursuant to the Company's Nonemployee Director Equity Compensation and Stock Option Plans.
<F8>      Reflects 1,464 shares issued to Mr. Belsey on July 1, 1993 in his capacity as nonemployee director, in payment of annual retainer fees pursuant to the Company's Equity Compensation
          Plan for Nonemployee Directors ("Director Equity Plan").  These shares vested on June 30,
          1994 pursuant to the Director Equity Plan.  As of June 30, 1994, all restricted shares issued pursuant to the Director Equity Plan had vested, and no restricted shares were outstanding.  No dividends were paid on restricted stock issued under the Director Equity
          Plan.
<F9>      These options are deemed to have been regranted in early fiscal year 1994 by virtue of the
          Stock Option Committee's action on July 29, 1993 to reprice these, and other out-of-the-
          money options previously issued to employees and officers of the Company under the Employee
          Option Plan, to $5.50 per share, the fair market value of the Company's Common Stock on
          July 29, 1993.

<F10>     Includes severance payments, pursuant to contractual obligations of the Company, upon the resignations of Messrs. Schreier ($287,500) and Critchfield ($132,500) in late fiscal year
          1994.
<F11>     See footnote 12 and accompanying figures.
<F12>     Reflects compensation consisting of salary restoration payments for salary compensation foregone in earlier years and bonus payments by Cell Technology, Inc. for the completion of the merger with Air Methods-Colorado.
<F13>     Consists of options granted prior to fiscal year 1992, but repriced by the Stock Option
          Committee on October 4, 1991, as discussed below at footnote 14.
<F14>     Consists of options granted prior to fiscal year 1992, but repriced by the Stock Option
          Committee on October 4, 1991.  On October 4, 1991, the Stock Option Committee repriced all options granted before that date under the Employee Option Plan to then-current employees and officers of the Company, to $6.00 per share, the fair market value of the Company's
          Common Stock on October 4, 1991.

STOCK OPTIONS

     The following tables present for fiscal year 1994 certain information regarding stock options granted to or held by the named executive officers.

                                        Option/SAR Grants in Last Fiscal Year<F1>
                                        -----------------------------------------
                             Individual Grants
                         --------------------------                                         Potential Realized Value at
                                        % of Total                                            Assumed Annual Rates of
                                       Options/SARs                                         Stock Price Appreciation for
                                        Granted to   Exercise or  Market Price                    Option Term<F2>
                         Options/SARs  Employees in   Base Price    on Grant   Expiration  -----------------------------
Name                      Granted (#)   Fiscal Year    ($/Sh)      Date ($/Sh)    Date         5% ($)         10% ($)
- --------------------     ------------  ------------  -----------  ------------ ----------  -------------   ------------
George W. Belsey          250,000<F2>       21.5%        3.00        3.00         6/3/99      207,211         457,883
Roy L. Morgan             240,000<F3>       20.6%        5.50        5.50        7/29/98      364,692         805,873
Maurice L. Martin, Jr.    120,000<F3>       10.3%        5.50        5.50        7/29/98      182,346         402,937
                           30,000<F4>        2.6%        7.00        7.00        8/24/98       28,019         128,207
                           16,666<F5>        0.7%        5.50        5.50       11/12/96       16,202          34,407
W. Terrance Schreier      320,000<F3>       27.5%        5.50        5.50        5/12/94          -0-            -0-
William H. Critchfield     30,000<F3>        2.6%        5.50        5.50        5/26/94          -0-            -0-
                            8,333<F6>        1.4%        5.50        5.50        5/26/94          -0-            -0-
____________________

<F1> Calculated based upon the closing market price of the Common Stock on the Option grant date.
<F2> Exercisable as to 1/5 of the option shares on the 6/3/94 grant date, and an additional 1/5 on each subsequent anniversary of the grant date until fully vested.
<F3> Exercisable as to 1/3 of the option shares on the 7/29/93 grant date, and an additional 1/3 on each subsequent anniversary of the grant date until fully vested.
<F4> Exercisable as to 1/3 of the option shares on the 8/24/93 grant date, and an additional 1/3 on each subsequent anniversary of the grant date until fully vested.
<F5> Exercisable on the repricing date as to 11,111 shares.  The remaining 5,555 shares vest 11/12/94.
<F6> Exercisable on the repricing date as to all but 2,778 shares, which would have vested 11/12/94.

                    Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values
                    ---------------------------------------------------------------------------------
                                                                                               Value of<F1> Unexercised
                                                                 Number of<F1> Unexercised    In-the-Money Options/SARs
                         Shares Acquired                        Options/SARs at FY-End (#)    at FY-End ($) Exercisable/
Name                     on Exercise (#)   Value Realized ($)    Exercisable/Unexercisable           Unexercisable
- ------------------------ ---------------   ------------------   --------------------------    --------------------------
George Belsey                2,222                7,499               52,222/202,222                    -0-/-0-
Roy L. Morgan                   --                   --              163,888/ 87,778                    -0-/-0-
Maurice L. Martin, Jr.          --                   --              118,749/ 54,167                    -0-/-0-
W. Terrance Schreier<F2>    15,453               74,138                  -0-/-0-                        -0-/-0-
William H. Critchfield      40,945              106,151                  -0-/-0-                        -0-/-0-
____________________

<F1>      Consists of options only.
<F2>      Reported option exercises include options for 2,645 shares exercised by Mr. Schreier's wife as to which options and shares Mr. Schreier disclaims beneficial ownership.

EMPLOYMENT AGREEMENTS

     In June 1994, the Company entered into an Employment Agreement with Mr. Belsey for an initial term of five years, subject to successive one-year extensions by written agreement of both parties. The Agreement may be terminated by either party without cause upon 30 days' written notice and provides for a severance payment equal to one year's base salary in the event of termination by the Company without cause. For a period of one year following the termination of employment with the Company, Mr. Belsey may not engage in any business which competes with the Company anywhere in the United States.

     In November 1991, the Company entered into an Employment Agreement with Mr. Morgan for an initial term of three years. Because the Agreement is subject to a continuous renewal clause, the remaining term on any date is three years. The Agreement may be terminated by either party without cause upon six months' written notice and provides for a severance payment equal to three years' base salary in the event of termination by the Company without cause. For a period of three years following the termination of employment with the Company, Mr. Morgan may not engage in any business which competes with the Company anywhere in the United States.

     In November 1991, the Company entered into    an
Employment Agreement        with Mr. Martin for an initial term
of two years. Because the Agreement is subject to a continuous renewal clause, the remaining term on any date for the Agreement is two years. The Agreement may be terminated by either party without cause upon 90 days' written notice and provides for a severance payment equal to two years' base salary in the event of termination by the Company without cause. For a period of two years following the termination of employment with the Company, Mr. Martin may not engage in any business which competes with the Company anywhere in the United States.

     The Employment Agreements between the Company and Messrs.
Schreier and Critchfield terminated on May 12, 1994 and May 26,
1994, respectively, upon the resignation of each of these officers from their positions at the Company.

DIRECTOR COMPENSATION

     It is the Company's policy to pay its nonemployee directors an annual retainer of $8,000, plus $800 per Board meeting attended and $500 per Board committee meeting attended ($750, if Chairman of the committee). Effective July 1, 1993, each nonemployee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to the Company's Equity Compensation Plan for Nonemployee Directors, discussed below. The Company also reimburses its nonemployee directors for their reasonable expenses incurred in attending Board and committee meetings.

     Messrs. Joseph Bernstein, Ralph Bernstein and Morad Tahbaz have voluntarily waived all director fees to date and have received no compensation for their services as directors apart from customary reimbursement of out-of-pocket expenses.

     Nonemployee Director Stock Option Plan. The Company has adopted compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as nonemployee directors of the Company. On March 12, 1993 shareholders approved an amendment to the Nonemployee Director Stock Option Plan (the "Director Option Plan") authorizing the number of shares issued under that Plan to be increased from 125,000 to 300,000 shares, to modify the formula by which grants to directors were to be determined, to provide that options will be exercisable in full upon issue, and to provide that the five-year term of options granted under the Director Option Plan will not terminate prematurely three months after an Option recipient ceases to be a director of the Company. Pursuant to the Director Option Plan, on June 30 of each year each Nonemployee Director in office on such date who has served on the Board for the entire preceding fiscal year will receive a five-year option to purchase 5,000 shares of Common Stock, exercisable at the then-current fair market value of the Company's Common Stock.

     Equity Compensation Plan for Nonemployee Directors. In February and March 1993, respectively, the Company's Board of Directors and stockholders approved the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors (the "Director Equity Plan"). The Director Equity Plan authorizes the issuance of up to 150,000 shares of Common Stock to Nonemployee Directors of the Company. The Director Equity Plan enables the Company to conserve cash with respect to Nonemployee Directors who have elected to participate.

     The Director Equity Plan is administered by the Board of Directors, and provides that each Nonemployee Director may elect to receive his annual retainer for a particular fiscal year of the Company in Common Stock rather than cash. The number of shares of Common Stock issued to a Nonemployee Director making such election is equal to the then-current annual director retainer paid by the Company (currently $8,000) divided by 95% of the fair market value of the Company's Common Stock on the first day of the fiscal year. The Common Stock will be forfeited and returned to the Company, however, if the Nonemployee Director does not remain a director of the Company through the end of the fiscal year or fails to attend at least 75% of all Board meetings and applicable Board committee meetings held during such year. Common Stock issued under the Director Equity Plan in lieu of the annual retainer is not transferable until after the forfeiture provisions lapse, other than by will or the laws of descent and distribution in the event of the director's death or pursuant to a qualified domestic relations order as defined by the Code, Title I of ERISA or the rules thereunder.

     In addition, Nonemployee Directors also may elect to receive their meeting fees in Common Stock rather than cash. The number of shares issued to a Nonemployee Director making such an election is equal to the then-current meeting fee -- currently $800 per Board meeting attended and $500 per Board committee meeting attended ($750 if Chairman of the committee) -- divided by 95% of the fair market value of the Company's Common Stock on the date of the meeting in question. Common Stock issued in lieu of meeting fees is not forfeitable.

     Board members who are also officers do not receive any separate compensation or fees for attending Board or committee meetings, although they may receive option grants under the Employee Stock Option Plan.

     During fiscal year 1994, the Company paid approximately $24,000 to Donald R. Segner in consideration of aviation consulting services provided by Mr. Segner to the Company during the fiscal year, independent of his service to the Company as a director. Mr. Segner initially provided these consulting services on retainer, pursuant to a Consulting Agreement entered into with the Company in October 1993. Effective October 1994, and in connection with the Company's recent restructuring, Mr. Segner and the Company have terminated the Consulting Agreement and have agreed that payment for consulting services provided by Mr. Segner during the remainder of fiscal year 1995 will be calculated solely on an hourly basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company during most of fiscal year 1994 consisted of Messrs. Miller (Chairman), Gray, Schreier (then Chief Executive Officer of the Company) and Belsey. Following Mr. Schreier's resignation from the Company, the membership of the Compensation Committee was revised so that it now consists of Messrs. Miller (Chairman), Belsey and Segner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of October 3, 1994, the beneficial ownership of the Company's issued and outstanding Common Stock: (i) by each person who owns of record (or is known by the Company to own beneficially) more than 5% of the Common Stock or as to which he has the right to acquire within 60 days of October 3, 1994, (ii) by each director of the Company and certain executive officers of the Company; and (iii) by all directors and officers as a group (fifteen persons).

                                                 Percentage of
Name and Address              No. of Shares     Common Stock/1/
- ------------------------    ----------------    ---------------

Americas Tower Partners        1,155,000/2/          14.4
520 Madison Avenue
New York, NY  10022

George W. Belsey                  60,101/3/         /*/
7301 South Peoria
Englewood, CO  80112

Joseph E. Bernstein            1,385,000/4/          16.8
520 Madison Avenue
New York, NY  10022

Ralph J. Bernstein             1,355,000/5/          16.5
520 Madison Avenue
New York, NY  10022

William H. Critchfield                 0            /*/
c/o 7301 South Peoria
Englewood, CO  80112

Samuel H. Gray                    38,901/6/         /*/
95 Madison Avenue
Morristown, NJ  07960

Maurice L. Martin, Jr.           123,951/7/           1.5
7301 South Peoria
Englewood, CO  80112

Lowell D. Miller, Ph.D.           54,488/8/         /*/
16940 Stonehaven
Belton, MO  64012

Roy L. Morgan                    364,998/9/           4.5
7301 South Peoria
Englewood, CO  80112

Steven B. Sands                   57,970/10/        /*/
101 Park Avenue
New York, NY  10178

W. Terrance Schreier                 175            /*/
c/o 7301 South Peoria
Englewood, CO  80112

Donald R. Segner                  14,694/11/        /*/
290 Arch Street
Laguna Beach, CA  92651

Morad Tahbaz                     200,000/12/          2.4
520 Madison Avenue
New York, NY  10022

All Directors and Officers     2,206,420/13/         25.2
  as a group (fifteen persons)
____________________
/*/ Less than one percent (1%) of the 8,026,159 shares of Common Stock outstanding on October 3, 1994.
/1/ Does not give effect to the potential exercise of outstanding options and warrants except as described in the notes below.
/2/ These shares are beneficially owned by Americas Tower Partners, Joseph Bernstein, Ralph Bernstein and a number of corporations and partnerships controlled by Joseph and Ralph Bernstein.
/3/ Includes 52,222 shares which may be purchased within 60 days upon the exercise of stock options at $3.00 and $3.50 per share.
/4/ Includes 1,155,000 shares held by Americas Tower Partners, a partnership controlled by Mr. J. Bernstein, 200,000 shares issuable upon the exercise of warrants at an exercise price of $6.00 per share, owned by Americas Partners, of which Mr. J. Bernstein is a general partner, and 30,000 shares owned of record by Mr. J. Bernstein's mother as to which shares
          Mr. Bernstein exercises shared investment control.
/5/ Includes 1,155,000 shares held by Americas Tower Partners, a partnership controlled by Mr. R. Bernstein, and 200,000 shares issuable upon the exercise of warrants at an exercise price of $6.00 per share, owned by Americas Partners, of which Mr. R. Bernstein is a general partner.
/6/ Includes 3,229 shares and options exercisable within 60 days to purchase 6,667 shares at $6.25 per share owned by The Morris Consulting Group, Inc., of which Mr. Gray is Chief Executive Officer and a 50% stockholder, and options to purchase 21,666 shares at prices ranging from $3.00 to $9.375 per share.
/7/ Includes 120,833 shares which may be purchased within 60 days upon the exercise of stock options at prices ranging from $3.00 to $7.00 per share.
/8/ Includes 500 shares owned by Mr. Miller's wife, as to which he disclaims beneficial ownership, and 45,832 shares which may be purchased within 60 days upon the exercise of stock options at various prices ranging from $3.00 to $13.50 per share.
/9/ Includes 95,548 shares owned by Mr. Morgan's wife, as to which he disclaims beneficial ownership, and 167,777 shares which may be purchased within 60 days upon the exercise of stock options at prices ranging from $3.00 to $5.50 per share.
/10/ Includes 4,444 shares which may be purchased within 60 days issuable upon the exercise of stock options exercisable at $3.50 per share.
/11/ Includes 14,444 shares which may be purchased within 60 days upon the exercise of stock options at $3.00 and $9.00 per share, and 250 shares held in trust as to which Mr. Segner holds shared voting and investment power.
/12/ Consists of warrants to purchase 200,000 shares at an exercise price of $6.00 per share, owned by Americas Partners, of which Mr. Tahbaz is a general partner.
/13/ Includes 729,540 shares which may be purchased within 60 days upon the exercise of outstanding stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From December 1992 through February 1993 the Company sold 2,386,839 units in a private placement financing at a price of $3.00 per unit, with each unit consisting of one share of Common Stock and one five-year warrant to purchase one-half of one share of Common Stock. Each two warrants entitle the holder to purchase one share of Common Stock for $4.00. Sands Brothers acted as placement agent for the Company in this offering, for which it received a placement fee of $572,841, a non-accountable expense allowance of $143,210 and five-year warrants to purchase 238,684 units at a price of $3.00 per unit. Sands Brothers subsequently allocated the five-year warrants to various associates, including 60,017 warrants to Mr. Steven B. Sands.
Mr. Sands, a director of the Company, is the Chairman and a 50% owner of Sands Brothers. Mr. Martin Sands, a brother of Steven Sands, also is a 50% owner of Sands Brothers.

     The Company also granted Sands Brothers a two-year right of first refusal in connection with future financings. Pursuant to a termination of services agreement reached in August, 1993 between the Company and Sands Brothers, Sands Brothers has waived this right of first refusal in return for the payment to Sands Brothers by the Company of $300,000. As a result there are no continuing obligations by the Company to retain Sands Brothers in connection with future financings.

     In December 1993, Americas Partners, a New York general partnership composed of Joseph Bernstein, Ralph Bernstein and Morad Tahbaz, each currently a director of the Company, co-guaranteed a $2,500,000 short-term credit extended to the Company by Swiss Bank Corporation, New York branch. In consideration of this co-guaranty, the Company granted Americas Partners warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.625 per share (later reduced to $6.00 per share), exercisable for a term of five years from the warrant issuance date.

     In February 1994, Americas Partners agreed to make a bridge loan of $250,000, convertible at any time into ten percent of the post-conversion outstanding shares of Air Medica Movil, S.A. de C.V., an air medical transportation joint venture in Mexico City, Mexico to which the Company is a party. The loan is non-recourse as to the Company. Americas Partners will have an option to provide or arrange for the balance of up to $2,000,000 of third party financing for the venture on terms satisfactory to the venture and to the partnership. In consideration of this loan, the Company granted Americas Partners five-year warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.00 per share, and reduced the exercise price of the 50,000 warrants issued in December 1993 from $10.625 to $6.00.
Ralph Bernstein and Morad Tahbaz were elected directors of the Company in connection with the establishment of a Finance Committee and a Marketing and New Business Committee of the Company's Board of Directors, and the approval of this financing commitment for Air Medica Movil. Mr. Tahbaz has also been designated to serve as director of Air Medica Movil.

     In September 1994, the Company announced that it was engaged in discussions with the management of Rocky Mountain Helicopters, Inc. ("RMHI"), currently operating as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, regarding the feasibility and possible cost savings of a business combination of the emergency air medical businesses of the Company and RMHI. Other companies in the air medical transportation business and several merchant banking firms are also pursuing the acquisition of these and other assets of RMHI, and there can be no assurance that the Company will be successful in completing any transaction with RMHI. In connection with its discussions with RMHI, the Company is discussing financing options with an investment group led by Americas Partners, which is controlled by Messers. J. Bernstein, R. Bernstein and M. Tahbaz.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of the report:

     1.   Financial Statements included in Item 8 of this report:

          Independent Auditors' Report.
          Consolidated Balance Sheets, June 30, 1994 and 1993. Consolidated Statements of Operations for the years ended June 30, 1994, 1993 and 1992.
          Consolidated Statements of Stockholders' Equity for the
               years ended June 30, 1994, 1993 and 1992.
          Consolidated Statements of Cash Flows for the years
               ended June 30, 1994, 1993 and 1992.
          Notes to Financial Statements.

     2. Financial Statement Schedules included in Item 8 of this report:

          Schedule V - Property and Equipment.
          Schedule VI - Accumulated Depreciation and Amortization of Property and Equipment.
          Schedule X - Supplementary Statement of Operations
               Information.

          All schedules, except those set forth above, have been omitted because the information required is included in the financial statements or notes or have been omitted as not applicable or not required.

     3.   Exhibits:

Exhibit
Number    Description of Exhibits
- -------   -----------------------
    3.1   Certificate of Incorporation/1/

    3.2   Amendments to Certificate of Incorporation/2/

    3.3   By-Laws as Amended   /13/

    4.1   Specimen Stock Certificate/2/

    4.2   Warrant Agreement, and First and Second Amendment to
          Warrant Agreement, and form of Warrant Certificate/3/

    4.3   Third Amendment to Warrant Agreement/10/

    4.4   Warrant Agreement, dated February 2, 1993, between the
          Company and Sands Brothers & Co., Ltd. ("Sands
          Brothers") covering Warrants issued to Sands
          Brothers/3/

    4.5   Form of Sands Brothers Warrant/3/

    4.6   Warrant Agreement, dated April 6, 1993, between the
          Company and C.C.R.I. Corporation/10/

    4.7   Warrant Agreement dated February 14, 1994, between the
          Company and CCRI Corporation/12/

    4.8   Form of Reissued Warrant Agreement, dated February 21,
          1994 between the Company and Americas Partners, concerning warrants originally issued December 28, 1993/11/

    4.9   Form of Reissued Warrant Agreement, dated February 21,
          1994 between the Company and Americas Partners/11/

   10.1   Air Methods Corporation Employee Stock Option Plan, as
          amended   /14/

   10.2   Nonemployee Director Stock Option Plan, as amended/10/

   10.3   Restricted Stock Bonus Plan, as amended/10/

   10.4 Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993/4/

   10.5   Amended and Restated Warrant Agreement, dated as of
          October 10, 1990, by and between the Company and Fritzsche Pambianchi & Associates, Inc./7/

   10.6   Option Agreement, dated June 12, 1989, between the
          Company and F. Duwaine Townsen/8/

   10.7   Option Agreement, dated June 12, 1990, between the
          Company and Lowell D. Miller/8/

   10.8   Option Agreement, dated December 28, 1990, between the
          Company and Lowell D. Miller/8/

   10.9   Option Agreement, dated December 28, 1990, between the
          Company and F. Duwaine Townsen/8/

   10.10  Option Agreement, dated July 18, 1991, between the
          Company and Lowell D. Miller/10/

   10.11  Form of Option Agreement between the Company and Alfred
          Bjorseth/10/

   10.12  Form of Option Agreement between the Company and
          Marlis E. Smith/10/

   10.13  Warrant Agreements, dated April 29, 1993, between the
          Company and Bart Gutekunst/10/

   10.14  Warrant Agreement, dated April 28, 1993, between the
          Company and Gerald Grayson/10/

   10.15  Exchange Agreement and Plan of Reorganization, dated
          November 12, 1991, by and among the Company and the shareholders of Air Methods-Colorado (excluding schedules)/9/

   10.16 Employment Agreement, dated November 12, 1991, between the Company and Roy L. Morgan/2/

   10.17 Employment Agreement, dated November 12, 1991, between the Company and Maurice L. Martin, Jr./2/

   10.18  Employment Agreement, dated June 1, 1994, between the
          Company and George Belsey   /13/

   10.19 Employment Agreement, dated November 12, 1991, between the Company and Steven R. Weinert/2/

   10.20  Employment Agreement, dated November 30, 1993, between
          the Company and Michael Prieto   /13/

   10.21 Employment Agreement, dated November 12, 1991, between the Company and Marius Burke, Jr./2/

   10.22 Research, Clinical Development and Option Agreement, dated February 12, 1992, between the Company and Oncotech, Inc./2/

   10.23  Research and Licensing Agreement, dated December 6,
          1993, between the Company and Phylomed   /13/

   10.24  Equipment Leases, and Warrant Agreements, dated
          July 25, 1992, between the Company and Ventana Leasing,
          Inc. or Praktikerfinans AB/2/

   10.25 Exchange Agreement, dated September 10, 1993 by and among the Company and the shareholders of Golden Eagle
          Aviation, Inc./5/

   21     Subsidiary of the Registrant   /13/

   23     Consent of KPMG Peat Marwick, LLP

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal year 1994.
____________________

/1/ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

/2/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

/3/ Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-59690), as declared effective on April 23, 1993, and incorporated herein by reference.

/4/ Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the
     Commission on July 1, 1993, and incorporated herein by reference.

/5/  Filed as an exhibit to the Company's current Report on Form
     8-K dated September 10, 1993, and incorporated herein by reference.

/6/ Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-27883), as declared effective on June 13, 1989, and incorporated herein by reference.

/7/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, and incorporated herein by reference.

/8/ Filed as an exhibit to Post-Effective Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration
     No. 33-27883) filed with the Commission on August 12, 1991, and incorporated herein by reference.

/9/ Filed as an exhibit to the Company's Current Report on Form 8-K dated November 12, 1991, and incorporated herein by reference.

/10/ Filed as an exhibit to the Company's Annual Report on Form
     10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

/11/ Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-75744) filed with the
     Commission on February 25, 1994 and incorporated herein by reference.

/12/ Filed as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 33-76016) filed with the
     Commission on March 2, 1994, and incorporated herein by reference.

/13/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

/14/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused
this    Amendment No. 2 to its Annual Report on
Form 10-K            to be signed on its behalf by the
undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date:    June 6, 1995         By: GEORGE W. BELSEY
                                 --------------------------------
                                 George W. Belsey
                                 Chairman of the Board, Chief
                                 Executive Officer and Director

AIR METHODS CORPORATION
AND SUBSIDIARY



                        TABLE OF CONTENTS
- -----------------------------------------------------------------

Independent Auditors' Report . . . . . . . . . . . . . . . . .F-1

CONSOLIDATED FINANCIAL STATEMENTS
- ---------------------------------
     CONSOLIDATED BALANCE SHEETS, June 30, 1994 and 1993 . .  F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Years Ended June 30, 1994, 1993, and 1992 . . . . . . .  F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Years Ended June 30, 1994, 1993, and 1992 . . . . . . .  F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Years Ended June 30, 1994, 1993, and 1992 . . . . . . .  F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     June 30, 1994 and 1993  . . . . . . . . . . . . . . . .  F-8



SCHEDULES
- ---------
     V    PROPERTY AND EQUIPMENT . . . . . . . . . . . . . . F-22

     VI   ACCUMULATED DEPRECIATION AND AMORTIZATION
          OF PROPERTY AND EQUIPMENT  . . . . . . . . . . . . F-23

     X    SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION  F-24


All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto included in Item 8.

                  Independent Auditors' Report
                  ----------------------------



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION

We have audited the accompanying consolidated financial statements of Air Methods Corporation and subsidiary as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statements schedules as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of June 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended
June 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective July 1, 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.



                                        KPMG PEAT MARWICK LLP


Denver, Colorado
August 12, 1994

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1994 AND 1993
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- -----------------------------------------------------------------

Assets                                                                          1994           1993
- ------                                                                         ------         ------
Current assets:
  Cash and cash equivalents                                                   $ 3,421          4,628
  Short-term investments                                                           20            524
  Current installments of notes receivable                                        309             --
  Receivables (note 5):
    Trade                                                                         978          1,134
    Vendor                                                                         --            851
    Insurance proceeds                                                             --            342
    Employees and other                                                            72            120
                                                                               ------         ------
                                                                                1,050          2,447
                                                                               ------         ------

  Inventories (note 5)                                                          1,329          1,794
  Work-in-process on medical interior contracts                                   174            168
  Assets held for sale (notes 3, 4, and 5)                                      5,065             --
  Prepaid expenses and other                                                      273            280
                                                                               ------         ------
    Total current assets                                                       11,641          9,841
                                                                               ------         ------
Equipment and leasehold improvements (notes 2, 5, and 6):
  Flight and ground support equipment                                          36,232         30,756
  Furniture and office equipment                                                1,145            923
                                                                               ------         ------
                                                                               37,377         31,679
  Less accumulated depreciation and amortization                               (3,484)        (1,894)
                                                                               ------         ------
    Net property and equipment                                                 33,893         29,785
                                                                               ------         ------
Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $259 and $157 in 1994
  and 1993, respectively (notes 2, 3, and 4)                                    2,168          2,265
Notes receivable, less current installments                                     2,361             --
Patent application costs and other assets, net of accumulated amortization of $383 and $296 in 1994 and 1993, respectively
  (note 5)                                                                      1,837          1,421
                                                                               ------         ------
    Total assets                                                              $51,900        $43,312
                                                                               ======         ======

                                                                                                    (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
- -----------------------------------------------------------------

Liabilities and Stockholders' Equity                                            1994           1993
- ------------------------------------                                           ------         ------
Current liabilities:
  Notes payable (note 5)                                                      $ 1,054            543
  Current installments of long-term debt (note 5)                               5,921          1,414
  Current installments of obligations under capital leases (note 6)               706            777
  Accounts payable                                                                915          1,274
  Accrued overhaul and parts replacement costs                                    809            432
  Deferred revenue                                                              1,011            493
  Accrued restructuring expenses (note 4)                                         291             --
  Other accrued liabilities                                                     2,687            919
                                                                              --------       --------
      Total current liabilities                                                13,394          5,852
                                                                              --------       --------
Long-term debt, less current installments (note 5)                              8,110         11,263
Obligations under capital leases, less current installments (note 6)            5,672          7,284
Accrued overhaul and parts replacement costs                                    3,961          3,833
Other liabilities                                                                 945            899
                                                                              --------       --------
      Total liabilities                                                        32,082         29,131
                                                                              --------       --------
Stockholders' equity (notes 2, 3, and 7):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none outstanding                                                               --             --
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,041,518 and 5,262,130 shares in 1994 and 1993,
    respectively                                                                  482            316
  Additional paid-in capital                                                   49,504         36,781
  Accumulated deficit                                                         (30,167)       (22,910)
                                                                              --------       --------
                                                                               19,819         14,187
  Treasury stock, 25,606 and 93,843 common shares in 1994 and
    1993, respectively                                                             (1)            (6)
                                                                              --------       --------
      Total stockholders' equity                                               19,818         14,181
                                                                              --------       --------
Commitments and contingencies (notes 6 and 13)

      Total liabilities and stockholders' equity                              $51,900        $43,312
                                                                              =======        =======
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

YEARS ENDED JUNE 30, 1994, 1993 AND 1992
- -----------------------------------------------------------------

                                                                  1994           1993           1992
                                                                 ------         ------         ------
Revenue:
  Flight revenue (note 8)                                      $25,346         21,468         11,855
  Sales of medical interiors and products                        2,552          3,872            892
                                                                -------        -------        -------
                                                                27,898         25,340         12,747
                                                                -------        -------        -------
Operating expenses:
  Flight centers                                                 8,626          7,017          3,819
  Aircraft operations                                            8,188          5,483          4,520
  Aircraft rental (note 6)                                       2,915          3,153          1,978
  Cost of medical interiors and products sold                    2,599          3,228            841
   Loss on disposition of aircraft, net                            790             --             --
  Depreciation and amortization                                  2,196          1,438            908
  General and administrative                                     5,761          4,479          3,984
  Restructuring and other non-recurring expenses
    (note 4)                                                     3,010             --             --
                                                                -------        -------        -------
                                                                34,085         24,798         16,050
                                                                -------        -------        -------
    Operating income (loss)                                     (6,187)           542         (3,303)

Other income (expense):
  Interest expense                                              (1,246)        (1,082)          (613)
  Interest and dividend income                                     188            121            355
  Merger termination expense (note 11)                              --           (272)            --
  Other, net (note 11)                                             170            257            962
                                                               --------       --------       --------
    Loss before extraordinary item                              (7,075)          (434)        (2,599)

Extraordinary item -- gain (loss) on early
  extinguishment of debt (notes 5 and 6)                          (182)           173             --
                                                               --------       --------       --------
    Net loss                                                   $(7,257)          (261)        (2,599)
                                                               ========       ========       ========
Loss per common share before extraordinary item                $ (1.00)          (.13)         (1.42)
Gain (loss) on early extinguishment of debt per
  common share                                                    (.03)           .05             --
                                                               --------       --------       --------
    Loss per common share                                       $(1.03)          (.08)         (1.42)
                                                                 ======         ======         ======
Weighted average number of common shares outstanding         7,056,445      3,453,111      1,829,456
                                                             ==========     ==========     ==========
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1994, 1993 AND 1992
(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
- -----------------------------------------------------------------

                                             Common Stock       Treasury Stock    Additional              Total stock-
                                           -----------------    -----------------  paid-in    Accumulated    holders'
                                           Shares     Amount    Shares    Amount   capital      deficit      equity
                                           ------     ------    ------    ------  ----------  -----------  ------------
Balances at June 30, 1991                 1,420,149   $  85          --   $  --      26,570      (20,050)      6,605
Issuance of common shares for options
  exercised and services rendered            20,937       1          --      --         124           --         125
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --          26           --          26
Payment for fractional shares resulting
  from reverse stock split                     (840)     --          --      --          (2)          --          (2)
Issuance of common shares in business
  combination (note 2)                      692,730      42      93,843      (6)      1,702           --       1,738
Net loss                                         --      --          --      --          --       (2,599)     (2,599)
                                          ----------   -----     -------   -----     -------     --------     -------
Balances at June 30, 1992                 2,132,976     128      93,843      (6)     28,420      (22,649)      5,893
Issuance of common shares for options
  exercised and services rendered             5,030      --          --      --          53           --          53
Issuance of common shares in private
  offering, net of syndication costs of
  $1,470 (note 7)                         2,386,839     144          --      --       5,547           --       5,691
Issuance of common shares under the
  Restricted Stock Plan (note 7)            102,907       6          --      --          (6)          --          --
Amortization of deferred compensation
  expense (note 7)                              --       --          --      --         191           --         191
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                        (1,770)     --          --      --          (1)          --          (1)
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $250 (note 7)                    636,148      38          --      --       2,577           --       2,615
Net loss                                         --      --          --      --          --         (261)       (261)
                                          ----------   -----    -------    -----     -------     --------     -------
Balances at June 30, 1993                 5,262,130     316      93,843      (6)     36,781      (22,910)     14,181
Issuance of common shares for options
  exercised and services rendered           533,798      18          --      --       1,306           --       1,324
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $429 (note 7)                  1,272,626      90          --      --       5,411           --       5,501
Issuance of common shares in private
  offering (note 7)                       1,011,190      61          --      --       5,669           --       5,730
Issuance of common shares in
  acquisition (note 3)                       55,617       3          --      --         437           --         440
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --         218           --         218
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                            --      --          --      --          (8)          --          (8)
In-kind tax withholding elected by
  employees under the Restricted Stock
  Plan (note 7)                                  --      --      25,606      (1)       (310)          --        (311)
Cancellation of treasury shares             (93,843)     (6)    (93,843)      6          --           --          --
Net loss                                         --      --          --      --          --       (7,257)     (7,257)
                                          ----------   -----    -------    -----     -------     --------     -------
Balances at June 30, 1994                 8,041,518   $ 482      25,606   $  (1)     49,504      (30,167)     19,818
                                          ==========   =====    =======    =====     =======     ========     =======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 1994, 1993 AND 1992
(AMOUNTS IN THOUSANDS)
- -----------------------------------------------------------------

                                                                                          1994      1993      1992
                                                                                         ------    ------    ------
Cash flows from operating activities:
  Net loss                                                                             $ (7,257)     (261)    (2,599)
  Adjustments to reconcile net loss to net cash provided (used)
    by operating activities:
    Provision for restructuring and other non-recurring expenses                          2,218        --        --
    Depreciation and amortization expense                                                 2,196     1,438       908
    Common stock and options issued for services and in
      connection with employee stock compensation agreements,
      net of forfeitures                                                                    (94)      243       149
    Loss (gain)     on retirement and sale of equipment                                    (790)      (12)     (321)
    Loss (gain) on early extinguishment of debt                                             182      (173)       --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Decrease (increase) in receivables                                                  2,043    (1,121)     (678)
      Increase in inventories                                                               (53)   (1,166)     (182)
      Decrease (increase) in prepaid expenses and other current
        assets                                                                             (180)      295      (360)
      Increase in work-in-process on medical interior contracts                            (153)      (81)      (87)
      Decrease in accounts payable, other accrued liabilities, and
        accrued restructuring expenses                                                     (189)     (376)   (2,069)
      Increase (decrease) in accrued overhaul and parts
        replacement costs                                                                   860      (432)      237
      Increase in deferred revenue and other liabilities                                    676        95       414
                                                                                        -------     ------   -------
        Net cash provided (used) by operating activities                                  1,039    (1,551)   (4,588)
                                                                                        -------     ------   -------
Cash flows from investing activities:
  Net cash used in acquisition of Golden Eagle Aviation, Inc.                              (451)       --        --
  Acquisition of equipment and leasehold improvements                                   (16,101)   (6,561)   (3,104)
  Proceeds from retirement and sale of equipment                                            618     2,093       725
  Increase in notes receivable, patent application costs, and other
    assets                                                                                 (307)     (654)     (190)
  Proceeds from sale or maturity of short-term investments                                  504     1,378     4,129
  Purchase of short-term investments                                                         --      (472)   (3,991)
  Payments for acquisition costs                                                             --        --      (482)
                                                                                        --------   -------   -------
        Net cash used by investing activities                                           (15,737)   (4,216)   (2,913)
                                                                                        --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                                 12,898    10,026       591
  Payments for syndication and solicitation costs                                        (1,252)   (1,720)       --
  Net borrowings (repayments) under short-term notes payable                               (117)     (268)      486
  Proceeds from long-term debt                                                            7,851     4,049     1,876
  Payments of long-term debt                                                             (4,007)   (2,318)     (357)
  Payments of capital lease obligations                                                  (1,882)     (473)     (488)
                                                                                        --------   -------   -------
        Net cash provided by financing activities                                        13,491     9,296     2,108
                                                                                        --------   -------   -------
        Increase (decrease) in cash and cash equivalents                                 (1,207)    3,529    (5,393)
                                                                                        --------   -------   -------
Cash and cash equivalents at beginning of year                                            4,628     1,099     6,492
                                                                                        --------   -------   -------
Cash and cash equivalents at end of year                                                $ 3,421     4,628     1,099
                                                                                        ========   =======   =======
Interest paid in cash during the year                                                   $ 1,243     1,158       645
                                                                                        ========   =======   =======

                                                                                                         (Continued)


AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

- -----------------------------------------------------------------

Noncash investing and financing transactions:

On November 12, 1991, the Company issued 598,887 restricted shares of its common stock for all the outstanding common shares of Air Methods Corporation, a Colorado corporation. The transaction consisted of the following:

                                                  Year ended
                                                 June 30, 1992
                                                 -------------
                                                  (Amounts in
                                                  thousands)

Issuance of stock in exchange for net assets of
  Air Methods                                        $ 2,220
                                                     ========

Net assets acquired:
  Equipment and leasehold improvements               $15,762
  Receivables                                            648
  Inventories                                            446
  Goodwill                                             2,422
  Accounts payable and accrued liabilities            (3,173)
  Accrued overhaul and parts replacement costs        (4,459)
  Debt                                                (9,600)
  Other, net                                             174
                                                     --------
    Net assets acquired                              $ 2,220
                                                     ========

On September 10, 1993, the Company issued 25,908 restricted shares of its common stock for all the outstanding common shares of Golden Eagle Charters, Inc. ("Golden Eagle"). On the same date, in a related transaction, the Company issued 29,709 restricted shares of its common stock for the transfer to the Company of an interest in a jet airplane. The transaction consisted of the following:

                                                  Year ended
                                                 June 30, 1994
                                                 -------------
                                                  (Amounts in
                                                  thousands)

Issuance of stock in exchange for net assets of
  Golden Eagle                                        $  440
                                                      =======
Net assets acquired:
  Equipment and leasehold improvements                $1,923
  Receivables                                            105
  Goodwill                                             1,193
  Accounts payable and other liabilities              (2,781)
                                                      -------
    Net assets acquired                               $  440
                                                      =======

Capital lease obligations of $19,000, $7,085,000, and $1,479,000 were assumed to acquire equipment during the years ended June 30, 1994, 1993 and 1992, respectively.

Notes receivable of $2,790,000 were received as partial consideration for the sale of two aircraft during the year ended
June 30, 1994.

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1994 AND 1993
- -----------------------------------------------------------------

(1)  Summary of Significant Accounting Policies

     Basis of Financial Statement Presentation

     The accompanying consolidated financial statements include the accounts of Air Methods Corporation (formerly Cell Technology, Inc.), a Delaware corporation and its wholly owned subsidiary Golden Eagle Charters, Inc. (collectively Air Methods or the Company). All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal year 1993, Cell Technology Biosciences, Inc., another wholly owned subsidiary, was dissolved.

     As discussed more fully in note 2, on November 12, 1991, Cell Technology, Inc. acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation
     (AMC). On November 13, 1991, AMC was merged into the Company and the Company changed its name to Air Methods Corporation.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $2,427,000 and $4,570,000 at June 30, 1994 and 1993, respectively, consist of short-term money market funds.

     Short-Term Investments

     Short-term investments, which consist of certificates of deposit, generally have maturities of greater than 90 days but less than one year and are recorded at cost, which approximates market value.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process on Medical Interior Contracts

     Work-in-process on medical interior contracts relates to the installation of medical equipment and modification of aircraft for third parties. Revenue relating to fixed fee contracts is recognized using the completed contract method of accounting. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification. If the modified

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     aircraft is leased by the Company in its operations, the revenue is deferred and recognized over the term of the lease.

     Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred.

     Assets Held for Sale

     Assets held for sale consist primarily of aircraft designated for disposal within one year and are valued at the lower of cost or estimated net realizable value. Net realizable value is determined primarily by individual market studies. Depreciation is suspended when an asset is designated for disposal. Debt collateralized by assets held for sale is classified in the financial statements as current.

     Equipment and Leasehold Improvements

     Hangar, equipment, and leasehold improvements are recorded at cost. Maintenance and repairs are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the following useful lives:

                                                         Residual
     Description                                 Lives     value
     ---------------------------------------- ---------- --------
     Hangar                                      40 years    10%
     Helicopters, including medical equipment  8-25 years    25%
     Airplanes, including medical equipment    8-20 years   0-10%
     Ground support equipment                  5-10 years   0-10%
     Furniture and office equipment            3-10 years    --

     Leasehold improvements to hangar and office space are amortized using the straight-line method over the terms of the leases.

     Excess of Costs Over the Fair Value of Net Assets Acquired

     Excess of cost over the fair value of net assets acquired is being amortized using the straight-line method over 25 years.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     Fleet Integration Costs

     Costs related to the integration of new types of aircraft into the Company's fleet are deferred and amortized over a period of five years. Such costs are included in other assets in the accompanying financial statements.

     Patent Application Costs

     The Company capitalizes legal costs associated with patent applications. At such time as patents are granted, these costs will be amortized over the estimated useful economic life of the patents. Costs relating to unsuccessful patent applications are charged to operations.

     Engine and Airframe Overhaul Costs

     The Company uses the accrual method of accounting for major engine and airframe overhauls whereby the cost of the next overhaul is estimated and accrued based on usage of the aircraft over the period between overhauls.

     Revenue Recognition and Uncollectible Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the term of the agreements. Revenue relating to emergency flights is recognized upon completion of the services.

     Uncollectible trade receivables are charged to operations using the allowance method. The allowance for uncollectible receivables was not significant at June 30, 1994 and 1993.

     Income Taxes

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred income tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     Effective July 1, 1993, the Company adopted Statement 109.
     There was no effect on the financial statements as a result of adopting Statement 109. The Company has previously used the asset and liability method under Statement 96.

     Loss Per Share

     Loss per common share is calculated using the weighted average number of common shares outstanding for each period. Outstanding common stock options and common stock purchase warrants have not been included in the calculations since the effect would be antidilutive. Share and per share amounts for all periods presented reflect a one-for-six reverse stock split completed in fiscal 1992.

     Reclassifications

     Certain prior year amounts have been reclassified for comparative purposes with the 1994 presentation.

(2)  Business Combination

     On November 12, 1991, the Company issued 598,887 restricted shares of its common stock in exchange for all of the outstanding common shares of AMC. The combination was accounted for using the purchase method of accounting. The restricted shares of the Company's common stock were valued at $2,220,000 by the Company's Board of Directors, and such amount was allocated to the assets acquired net of liabilities assumed based on their respective estimated fair values. Such amount was based on the market value of the shares, as determined by an independent appraisal, which was discounted to reflect the restricted nature of the stock.

     The application of the purchase price was as follows
     (amounts in thousands):

     Composition of purchase price:
       Stockholders' deficit of AMC at date of
         acquisition                                     $(5,492)
       Adjustments to record the net assets of AMC
         at fair value:
         Flight equipment                                  5,290
         Excess of cost over the fair value of net
           assets acquired                                 2,422
                                                          -------
                                                           7,712
                                                          -------
           Total purchase price                          $ 2,220
                                                          =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

(3)  Acquisition

     On September 10, 1993, the Company entered into an Exchange Agreement (the "Agreement") with Golden Eagle and Golden Eagle's shareholders (the "Shareholders") whereby the Company issued an aggregate of 25,908 shares of its Common Stock valued at approximately $188,000 to the Shareholders in exchange for all of the issued and outstanding shares of Golden Eagle. On the same date, in a related transaction contemplated by the Agreement, the Company issued an aggregate of 29,709 shares of its restricted common stock, valued at approximately $252,000 to shareholders and related parties of Golden Eagle, in exchange for the transfer to the Company of an interest in a jet airplane. In connection with the agreement, the Company assumed approximately $2,781,000 in debt and other liabilities of Golden Eagle and the Shareholders for an aggregate consideration of $3,221,000.

     The application of the purchase price was as follows
     (amounts in thousands):

     Composition of purchase price:
       Stockholders' deficit of Golden Eagle at
         date of acquisition                              $ (753)
       Excess of cost over the fair value of net
         assets acquired                                   1,193
                                                          -------
         Total purchase price                             $  440
                                                          =======

     The transactions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of Golden Eagle have been included with those of the Company since the effective date of the Agreement.

     The unaudited pro forma revenue, net loss, and loss per common share for each of the years in the two-year period ended June 30, 1994, assuming the purchase had occurred at the beginning of the periods presented, are as follows (amounts in thousands expect per share amounts):

                                        Year ended June 30
                                        ------------------
                                          1994       1993
                                         ------     ------
     Revenue                            $30,188     26,822
                                        ========    =======
     Net loss                           $(7,333)      (826)
                                        ========    =======
     Loss per common share              $ (1.03)     (0.27)
                                        ========    =======

     As discussed more fully in note 4, in the third quarter of fiscal 1994, the Company discontinued substantially all of the airplane charter operations of Golden Eagle and

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     wrote off the balance of goodwill related to the purchase of Golden Eagle as part of the restructuring. The aircraft acquired with Golden Eagle are included in assets held for sale.

(4)  Business Restructuring

     During the third and fourth quarters of fiscal 1994, the Company implemented a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, a reduction in the Company's work force, and the disposal of selected assets. Also included in the restructuring was the cancellation of a proposed debt refinancing and public preferred stock offering in the third quarter of 1994. With the exception of severance pay
     related to the reduction in the work force    and certain
     placement fees for the proposed preferred stock
     offering    , the restructuring expenses consisted of non-
     cash charges including the write-off of previously recorded assets.

     The restructuring and other non-recurring charges    for the
     year ended June 30, 1994,     consist of the following
     (amounts in thousands):

     Write-off of costs associated with proposed debt
       refinancing                                         $  335
     Write-off of costs associated with proposed public
       preferred stock offering                               571
     Write-off of goodwill related to the acquisition of
       Golden Eagle                                         1,459

     Severance pay                                            614
     Other                                                     31
                                                           ------
                                                           $3,010
                                                           ======

     The accrued restructuring expenses as of June 30, 1994, consist of the following (amounts in thousands):

     Accrued costs associated with proposed public
       preferred stock offering                            $  118
     Severance pay                                            173
                                                            -----
                                                           $  291

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

(5)  Notes Payable and Long-Term Debt

     Notes payable consist of the following at June 30, 1994 and 1993 (amounts in thousands):
                                                     1994   1993
                                                    ------ ------
     Borrowings under a note with a company
       with interest at prime rate (6% at
       June 30, 1994), due upon delivery of
       four helicopters                             $  534   534
     Borrowings under a $2 million line of credit
       with interest at prime rate (7.25% at
       June 30, 1994), collateralized by certain
       receivables and inventories                     505    --
     Other                                              15     9
                                                    ------   ---
                                                    $1,054   543
                                                    ======   ===

     The timing of subsequent draws against the $2 million line of credit is dependent upon the delivery of certain helicopters under a purchase agreement signed by the Company. See further discussion of the purchase agreement in note 13.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     Long-term debt consists of the following at June 30, 1994 and 1993 (amounts in thousands):

                                                                           1994      1993
                                                                          ------    ------
     Notes payable to one lender with interest at 9.94%,
       due in monthly payments of principal and interest
       through August 2001, collateralized by equipment,
       receivables, inventories, and other intangible assets             $ 5,145     7,698
     Notes payable to one lender with interest at 8.5%, due
       in monthly payments of principal and interest through
       September 2000, collateralized by flight equipment                  3,770        --
     Note payable to a company with interest at 9.25%, due
       in monthly payments of principal and interest through
       December 2001, collateralized by a hangar                             266        --
     Note payable to a company with monthly interest
       payments at prime rate plus 1% (8.25% at June 30,
       1994), due in full on October 1, 1994                               3,819     3,819
     Note payable to a company with interest at 11%, due in
       monthly payments of principal and interest through
       February 29, 2002, collateralized by equipment,
       receivables and inventories                                           620       669
     Note payable to a company with interest at 10%, due in
       monthly payments of principal and interest through
       May 2000, collateralized by flight equipment                          357       399
     Unsecured 13% note payable to a stockholder, due in
       monthly payments of principal and interest through
       December 1996                                                          17        22
     Other                                                                    37        70
                                                                          -------   -------
                                                                          14,031    12,677
     Less current installments                                            (5,921)   (1,414)
                                                                          -------   -------
                                                                         $ 8,110    11,263
                                                                          =======   =======

     All debt collateralized by assets held for sale is classified as current.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     Aggregate maturities of long-term debt are as follows
     (amounts in thousands):

             Year ending June 30:

                    1995                        $ 5,921
                    1996                          1,101
                    1997                          1,211
                    1998                          1,350
                    1999                          1,456
                    Thereafter                    2,992
                                                -------
                                                $14,031
                                                =======

     In 1994, the Company retired debt totaling $2,056,000 prior to the scheduled maturities. In 1993, the Company retired debt totaling $642,000 prior to the scheduled maturities and recognized gains of $173,000 on the early extinguishment of the debt.

(6)  Leases

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under operating and capital leases. As of June 30, 1994, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                               Capital  Operating
                                               leases    leases
                                               -------  --------
     Year ending June 30:
       1995                                     $ 1,172     2,739
       1996                                       1,128     2,643
       1997                                       1,119     2,595
       1998                                       1,119     2,456
       1999                                       1,007     2,091
       Thereafter                                 2,902     6,824
                                                 ------   -------
         Total minimum lease payments             8,447   $19,348
                                                          =======
     Less amounts representing interest          (2,069)
                                                 -------
       Present value of minimum capital lease
         payments                                 6,378

     Less current installments                     (706)
                                                 -------
                                                $ 5,672
                                                 =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     Rent expense relating to operating leases totaled
     $3,434,000, $3,462,000, and $2,195,000 for the years ended
     June 30, 1994, 1993 and 1992, respectively.

     On July 25, 1992, the Company entered into two equipment leases with Ventana Leasing, Inc. ("Ventana") for the lease of two helicopters. A director of the Company is a 50% owner of Ventana. In December 1993 the Company retired one the Ventana capital lease obligations for a total of $1,167,000 and recorded a loss of $182,000 on the early extinguishment of this obligation.

     The remaining capital lease is for a term of seven years at an annual cost to the Company of approximately $301,000. Lease payments are fixed for the first five years of the lease term, after which Ventana may increase the lease payments within certain limits to account for any increases in Ventana's debt servicing costs on the leased aircraft. The lease provides that the Company will pay Ventana $337,500 upon termination of the lease to purchase the aircraft. In September 1992, the Company entered into an additional equipment lease with Ventana covering certain telephone and computer equipment. The lease has a three-year term at an annual cost to the Company of approximately $50,000, and provides that the Company will purchase the leased equipment at the end of the lease term.

     At June 30, 1994 and 1993, capitalized leased property included in equipment, net of accumulated depreciation, totaled $11,237,000 and $8,568,000, respectively.

(7)  Stockholders' Equity

     (a)  Warrants

          In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued and are outstanding as of June 30, 1994:

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

             Number of      Exercise price
             warrants          per share     Expiration Date
             ---------      --------------   -------------------
               6,250            $  10.50     March 13, 1995
              30,000                4.00     March 12, 1996
              67,938                5.10     Various, 1997
               4,000                3.00     February 2, 1998
             126,592                4.00     February 2, 1998
              20,000                4.13     March 12, 1998
              75,000                4.50     April 6, 1998
              50,000                6.00     December 29, 1998
             150,000                6.88     February 14, 1999
             150,000                6.00     February 21, 1999
             -------
             679,780
             =======

          In June 1993, 840,368 warrants were exercised at $3.41 per warrant to purchase 636,148 common shares for total proceeds of $2,865,000.

     (b)  Stock Option Plans

          The Company has a Stock Option Plan (the Plan) which, as amended in March 1993, provides for the granting of incentive stock options (ISOs) and nonincentive stock options (non-ISOs), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 750,000 shares of common stock are reserved for options. The Company also grants non-ISOs outside of the Plan.

          Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, become exercisable in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

          The Nonemployee Director Stock Option Plan was adopted by the Board of Directors in May 1991 and approved by the shareholders in October 1991. The Plan authorizes the grant of nonstatutory stock options to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service will receive a five-year option to purchase 5,000 shares, exercisable at the then current fair market value of the Company's common stock.

          At June 30, 1994, options issued to a consulting group to purchase 6,667 shares of common stock at an exercise price of $6.25 per share were

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

          outstanding. A director of the Company is the chief executive officer and a 50% owner of the consulting group.

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended June 30, 1994, 1993 and 1992:

                                                            ISOs         Non-ISOs        Total
                                                          --------      ----------     ---------
          Outstanding at June 30, 1991                    120,885        153,751        274,636

          Granted                                         118,613         93,333        211,946
          Canceled                                        (35,864)            --        (35,864)
          Exercised                                        (4,708)            --         (4,708)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1992                    198,926        247,084        446,010

          Granted                                         113,474         90,864        204,338
          Canceled                                        (11,702)        (2,916)       (14,618)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1993                    300,698        335,032        635,730

          Granted                                         812,884         87,666        900,550
          Canceled                                       (413,879)       (72,496)      (486,375)
          Exercised                                       (62,093)            --        (62,093)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1994                    637,610        350,202        987,812
                                                         =========      =========      =========
          Exercise prices                             $2.88 to 10.14   3.50 to 38.25
                                                       =============   =============

     (c)  Restricted Stock Plan

          Effective December 3, 1992, the Company established a restricted stock plan authorizing the issuance of up to 300,000 shares of common stock to employees. Under this plan, participating employees elected to reduce their compensation by 2% to 20% for the period from January 9, 1993 to January 8, 1994. For each $3 by which employees reduced their compensation, the Company issued one share of stock and one option to purchase one share of stock for $3. The Company issued 101,137 shares under this plan to employees and recorded deferred compensation for the value of the options issued and for the excess of the market value of the shares issued on the effective date over the face value of $3 per share. The shares

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

          issued under the plan vest over one year; the associated options vest over three years. The Company recorded $218,000 and $191,000 of compensation expense under the plan for the years ended June 30, 1994 and 1993, respectively. Remaining unamortized deferred compensation was $12,000 and $216,000 as of June 30, 1994 and 1993, respectively.

          In January 1994 employees who received shares under this compensation plan were allowed to elect for the Company to retain sufficient shares to provide for the payment of their withholding taxes. The Company withheld a number of shares equivalent in value to the taxes owed from the shares issued to employees and placed these shares in treasury stock.

     (d)  Nonemployee Compensation Plan

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. At June 30, 1994, 150,000 shares of common stock were reserved for issuance under this compensation plan.

     (e)  Private Placement

          In February 1993, the Company completed a private placement of 2,386,839 shares of common stock at $3 per share. In the year ended June 30, 1994, 1,176,086 of the warrants issued in tandem with the shares of common stock in this private offering were exercised to purchase 1,272,626 shares of common stock.

          In February 1994, the Company completed a private placement of 1,011,190 shares of common stock at $5.66 per share with institutions outside of the United
          States.

     (f)  Stock Repurchase Plan

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be used to meet the Company's common stock requirements for its employee benefits plans and other purposes. Repurchases will be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

          by the Board of Directors and will depend on market conditions and other factors.

(8)  Revenue

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 7 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portion of the agreements and leases provide for the following revenue for years subsequent to June 30, 1994 (amounts in thousands):

             Year ending June 30:

                    1995                        $15,161
                    1996                          8,264
                    1997                          3,401
                    1998                          2,211
                    1999                          1,079
                    Thereafter                      597
                                                -------
                                                $30,713
                                                =======

(9)  Income Taxes

     For income tax purposes, the Company has net operating loss carryforwards at June 30, 1994 of approximately $30,000,000 which will expire in varying amounts through the year 2008. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

     As a result of the acquisition of AMC and other issuances of stock, the utilization of a portion the aforementioned net operating loss carryforwards will be limited annually by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1994 are as follows (amounts in thousands):

     Deferred tax assets:
       Overhaul and parts replacement cost,
         principally due to the accrual method           $ 1,669
       Assets held for sale, principally due to
         differences in bases                                424
       Restructuring accrual                                 612
       Net operating loss carryforwards                   10,457
       Other                                                 220
                                                          -------
         Total gross deferred tax assets                  13,382
       Less valuation allowance                           (9,280)
                                                          -------
         Net deferred tax assets                           4,102
                                                          -------
     Deferred tax liabilities:
       Property and equipment, principally due to
         differences in bases and depreciation methods    (3,983)
       Other                                                (119)
                                                          -------
         Total deferred tax liability                     (4,102)
                                                          -------
         Net deferred tax liability                       $   --
                                                          =======

(10) Retirement Plan

     The Company has a defined contribution retirement plan whereby qualified employees may contribute up to 12% of their annual salaries. The Company contributes an amount equal to 1% of the employees' annual salary and will match 20% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $156,000, $126,000, and $41,000 for each of the years in the three-year period ended June 30, 1994, respectively.

(11) Proposed Business Combinations

     In January 1991, the Company entered into a definitive agreement to purchase all of the outstanding stock of Pioneer Pharmaceuticals, Inc. (PPI) from Essex Chemical Corporation (a subsidiary of Dow Chemical) (Essex). On
     July 1, 1991, the Company notified Essex of its termination of the agreement to purchase PPI. During the year ended June 30, 1992, the Company received $576,000 from Essex as a settlement of certain disputes arising out of the purchase agreement, which amount is included in other income in the accompanying consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

     In April 1992, the Company agreed in principle to acquire American Air Ambulance, Inc. (AAA). In October 1992, the agreement was allowed to expire. Costs totaling $272,000 relating to the proposed acquisition were charged to other expense in the third quarter of 1993.

(12) Related Party Transactions

     During the year ended June 30, 1993, the Company contracted with a placement agent, which is partially owned by one of the Company's directors, to provide services relating to the solicitation for the exercise of public warrants. Fees paid to this agent were $917,000 for the fiscal year ended
     June 30, 1993.

     During the year ended June 30, 1994, the Company issued five-year warrants to purchase 50,000 shares of common stock to Americas Partners in connection with the guarantee of a $2,500,000 note. The general partners of Americas Partners are directors of the company. The note was paid in full in the third quarter of 1994.

     In February 1994 warrants to purchase an additional 150,000 shares were issued to Americas Partners in connection with a commitment from Americas Partners to contribute funds to cover start-up costs for a Joint Venture in Mexico. The commitment was paid to the Company in full subsequent to June 30, 1994. The exercise price of all of the Americas Partners warrants is $6 per share.

(13) Commitments and Contingencies

     The Company has outstanding letters of credit totaling
     $50,000 which secure the payment of capital lease obligations.

     In November 1992, a former employee brought a lawsuit against the Company which is pending in the U.S. District Court for the District of Minnesota. This suit alleges that the Company wrongfully discharged the employee and seeks recovery of unspecified monetary damages for lost compensation, emotional distress and other losses, costs, attorneys' fees and related penalties. The Company intends to vigorously defend this action and believes that it has strong defenses. Management of the Company believes the ultimate outcome of this action will not have a material adverse impact on the Company's financial position or results of operations.

     As of June 30, 1994, the Company had entered into contracts to acquire four helicopters from a single supplier prior to December 1995.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


- -----------------------------------------------------------------

(14) Subsequent Event (Unaudited)

     On September 21, 1994, the Company entered into an agreement to sell all of the outstanding shares of common stock of Golden Eagle Charters, Inc. ("Golden Eagle"), the Company's subsidiary, to a company in exchange for $10,000 and the assumption of certain liabilities of Golden Eagle.
        Losses from Golden Eagle's charter operations from the date of acquisition (September 10, 1993) through June 30, 1994 totaled $677,000. As part of the restructuring plan, the Company decided to discontinue its unprofitable charter operations and to concentrate instead on its core air medical business.

                                                       Schedule V
                                                       ----------
AIR METHODS CORPORATION
AND SUBSIDIARY

PROPERTY AND EQUIPMENT

YEARS ENDED JUNE 30, 1994, 1993 AND 1992
(AMOUNTS IN THOUSANDS)
- -----------------------------------------------------------------

                                              Balance at                                      Other         Balance
                                               beginning      Additions                    changes-add      at end
        Classification                         of period       at cost      Retirements    (deduct)<F1>    of period
- ---------------------------------------      ------------     ---------     -----------    ------------   -----------
Year ended June 30, 1992:
  Flight and ground support equipment           $    --         19,951          (333)             --         19,618
  Furniture and office equipment                    395            394          (241)             32            580
  Laboratory equipment                            1,402             --        (1,370)           (32)             --
  Leasehold improvements                            311             --          (311)             --             --
                                                 ------         ------        -------         -------        ------
                                                $ 2,108         20,345        (2,255)             --         20,198
                                                 ======         ======        =======         =======        ======
Year ended June 30, 1993:
  Flight and ground support equipment           $19,618         13,303        (2,165)             --         30,756
  Furniture and office equipment                    580            343             --             --            923
                                                 ------         ------        -------         -------        ------
                                                $20,198         13,646        (2,165)             --         31,679
                                                 ======         ======        =======         =======        ======
Year ended June 30, 1994:
  Flight and ground support equipment           $30,756         13,061        (1,397)         (6,188)        36,232
  Furniture and office equipment                    923            385          (140)            (23)         1,145
                                                 ------         ------        -------         -------        ------
                                                $31,679         13,446        (1,537)         (6,211)        37,377
                                                 ======         ======        =======         =======       =======
____________________

<F1> Amounts represent transfers between equipment classifications or the reclassification of an asset to assets held for sale.

See accompanying independent auditors' report.

                                                      Schedule VI
                                                      -----------
AIR METHODS CORPORATION
AND SUBSIDIARY

ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY AND EQUIPMENT

YEARS ENDED JUNE 30, 1994, 1993 AND 1992
(AMOUNTS IN THOUSANDS)
- -----------------------------------------------------------------

                                              Balance at                                      Other         Balance
                                               beginning      Additions                    changes-add      at end
        Description                            of period       at cost      Retirements    (deduct)<F1>    of period
- ---------------------------------------      ------------     ---------     -----------    ------------   -----------
Year ended June 30, 1992:
  Flight and ground support equipment            $   --            620            (2)             --            618
  Furniture and office equipment                    225             84          (165)             20            164
  Laboratory equipment                              777            115          (872)            (20)            --
  Leasehold improvements                            302              5          (307)             --             --
  Allowance for restructuring expenses              686             --          (653)             --             33
                                                  -----          -----         ------          ------         -----
                                                 $1,990            824        (1,999)             --            815
                                                  =====          =====        =======          ======         =====
Year ended June 30, 1993:
  Flight and ground support equipment            $  618          1,041           (51)             --          1,608
  Furniture and office equipment                    164            122            --              --            286
  Allowance for restructuring expenses               33             --           (33)             --             --
                                                  -----          -----        -------          ------         -----
                                                 $  815          1,163           (84)             --          1,894
                                                  =====          =====        =======          ======         =====
Year ended June 30, 1994:
  Flight and ground support equipment            $1,608          1,721          (106)            (72)         3,151
  Furniture and office equipment                    286            166          (117)             (2)           333
                                                  -----          -----        -------          ------         -----
                                                 $1,894          1,887          (223)            (74)         3,484
                                                  =====          =====        =======          ======         =====
____________________

<F1> Amounts represent transfers between equipment classifications or the reclassification of an asset to assets held for sale.

See accompanying independent auditors' report.

                                                       Schedule X
                                                       ----------
AIR METHODS CORPORATION
AND SUBSIDIARY

SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

JUNE 30, 1994, 1993 AND 1992
(AMOUNTS IN THOUSANDS)
- -----------------------------------------------------------------


                                                                 1994      1993      1992
                                                                ------    ------    ------
Maintenance and repairs                                         $6,203    $3,482    $2,313
                                                                ======    ======    ======
  Amortization of intangible assets and pre-operating
    costs:
    Excess of cost over the fair value of net assets
      acquired                                                  $  124    $   92    $   65
                                                                ======    ======    ======
    Pre-operating costs                                         $  127    $   99    $   99
                                                                ======    ======    ======
    Patent application costs and other                          $   43    $   84    $   68
                                                                ======    ======    ======
Advertising                                                     $   24    $  218    $  311
                                                                ======    ======    ======

Other captions have been omitted because the required information is included in the consolidated financial statements or the required caption is less than 1% of operating revenue.

See accompanying independent auditors' report.