Form 10-KT
period 1994-12-31
AIR METHODS CORP
filed 1995-06-27
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             ____________

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended
                          --------------------------------------
                                  OR
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  July 1, 1994   to  December 31, 1994
                               ---------------    ------------------
                   COMMISSION FILE NUMBER   0-16079
                                          -----------
                        AIR METHODS CORPORATION
- - - ----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0915893
- - - -----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

7301 SOUTH PEORIA, ENGLEWOOD, COLORADO            80112
- - - -----------------------------------------  -------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
- - - -----------------------------------------------------------------
                           (Title of Class)

                          NASDAQ STOCK MARKET
- - - -----------------------------------------------------------------
              (Name of each exchange on which registered)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 1995 was approximately $15,106,680/1/. The number of outstanding shares of Common Stock as of June 15, 1995, was 8,075,023.

                 DOCUMENTS INCORPORATED BY REFERENCE:

   None.
- - - --------------------
/1/ Excludes 1,360,943 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at June 15, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                           TABLE OF CONTENTS
                           -----------------
                             To Form 10-K
                                                                  Page
                                                                  ----

                                PART I

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .   1
          General. . . . . . . . . . . . . . . . . . . . . . . . .   1
          Operations . . . . . . . . . . . . . . . . . . . . . . .   1
          Engineering, Maintenance, Testing, Repair, Completion
               Services and Backlog. . . . . . . . . . . . . . . .   4
          Hazards and Insurance. . . . . . . . . . . . . . . . . .   4
          Marketing and Sales Strategy . . . . . . . . . . . . . .   4
          Competition. . . . . . . . . . . . . . . . . . . . . . .   5
          Employees. . . . . . . . . . . . . . . . . . . . . . . .   5
          Government Regulation. . . . . . . . . . . . . . . . . .   6

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .   6
          Facilities . . . . . . . . . . . . . . . . . . . . . . .   6
          Equipment, Fuel and Parts. . . . . . . . . . . . . . . .   6

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . 7

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . 8

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . 8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .  10
          Results of Operations. . . . . . . . . . . . . . . . . .  10
          Liquidity and Capital Resources. . . . . . . . . . . . .  15
          Outlook for 1995 . . . . . . . . . . . . . . . . . . . .  15

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .  16

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .  16

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .  16

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  18

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  25

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .IV-4

                                PART I

ITEM 1.   BUSINESS

GENERAL

     Air Methods Corporation, a Delaware corporation ("Air Methods" or the "Company"), was established in Colorado in 1982 and now serves the nation's hospitals as one of the largest providers of aeromedical emergency services and systems throughout North America. As of June 15, 1995, the Company operates a fleet of 31 aircraft consisting of 26 helicopters and 5 airplanes. The Company provides its services to 54 hospitals located in 14 states under 19 operating agreements with terms ranging from 3 to 7 years.

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

     The Company's headquarters in metropolitan Denver, Colorado includes a technologically advanced helicopter repair, maintenance, and testing shop, as well as an aircraft interior completion facility. In addition, the Company designs, installs and services proprietary medical interiors for third parties which allow the aircraft to operate as airborne intensive care units (ICU's). The Company has provided medical interiors and equipment for helicopters in Germany, the Middle East and Brazil and for airplanes in France, Canada and the United Kingdom.

     On November 12, 1991, the Company, then a research and development company doing business as Cell Technology, completed the acquisition of Air Methods Corporation, a Colorado corporation ("Air Methods-Colorado") incorporated in 1980. Air Methods-Colorado was merged into the Company, and the Company changed its name to "Air Methods Corporation." From its inception in 1982 until the completion of this transaction, the Company had been engaged in the development of biologic response modifiers ("BRMs"), naturally occurring substances designed to alter the body's immune system and its reaction to cancer and other diseases. At the time of its notification by the United States Food and Drug Administration in late 1990 of the required construction of a full-scale commercial production plant prior to initiating Phase III clinical trials, the Company had completed various multicenter Phase II clinical trials of its BRMs in primary adult brain cancer. Following this notification, the Company discontinued the internal development of its BRMs and out-licensed these development responsibilities to other pharmaceutical and biotechnology companies.

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

OPERATIONS

     The Company has played a significant role in pioneering the use of helicopters and airplanes equipped with patient life support systems to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers, tertiary care centers or university teaching hospitals. Since opening its first hospital-based aeromedical program in 1980, the Company has grown to become one of the largest providers of aeromedical emergency services and systems in the United States.

     The Company provides its hospital clients with dedicated helicopters and airplanes equipped with FAA-approved, sophisticated medical aircraft interiors which serve as airborne intensive care units for the patients being transported. The Company also supplies similarly configured backup helicopters and airplanes to its client hospitals for reserve operating purposes.

     The Company conducts its operations exclusively using IFR-certified equipment and IFR-rated pilots, permitting a higher degree of operational flexibility, flight safety and navigational accuracy than is customarily available using more limited Visual Flight Rules ("VFR")-certified equipment and pilots without instrument ratings, which are used by many of the Company's competitors. In the past, the Company has provided Bell 222 training for FAA pilots. The Company also employs pilots and certified airframe and powerplant ("A&P") mechanics who are based at the client hospitals where aircraft are assigned. Client hospitals administer and manage their individual aeromedical programs, provide all necessary medical personnel and equipment and are responsible for all medically-related operations. However, the Company in all instances retains the ultimate authority regarding the operation and flight safety of its hospital-based and backup aircraft.

     The Company's aeromedical healthcare services are generally furnished to the contracting hospital under three- to seven-year contracts, which typically provide that the Company receives a fixed monthly fee and an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. The aeromedical contracts generally provide for an annual adjustment of the monthly service fee and hourly flight fee in accordance with fluctuations in the cost of living index for all urban consumers and for the pass-through of increases in the Company's hull and operator liability insurance premiums to certain client hospitals. The majority of the contracts require that client hospitals pay for fuel utilized by the Company in providing aeromedical transport services to the hospital. The contracts also typically provide that the client hospital may terminate the contract if a material default by the Company occurs.

     Aeromedical contracts are generally awarded following a comprehensive Request for Proposal ("RFP") process initiated by the prospective client hospital. Normally, hospitals evaluate various features of the bidder including price, industry experience and reputation, maintenance and support capabilities, quality of pilots, and availability of specified aircraft equipment and medical interior configurations.

     The following table sets forth the name and location of each of the Company's aeromedical programs and the respective hospitals served thereby as of the date of this report:

Operating Program             City and State      Hospitals Served
- - - ---------------------------   -----------------   ----------------
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

P/SL AirLife, a division      Aurora, CO          P/SL Aurora Presbyterian Hospital
  of HealthONE                                    Presbyterian/St. Luke's Medical Center
                                                  Swedish Medical Center

St. Mary's Air Life           Grand Junction, CO  St. Mary's Hospital - The Regional Medical Center

Air Life of Greeley           Greeley, CO         North Colorado Medical Center

Lifeline                      Rockford, IL        St. Anthony Medical Center

Mercy Air Life                Des Moines, IA      Mercy Hospital Medical Center

St. Luke's Life Link III      Duluth, MN          St. Luke's Hospital of Duluth

Operating Program             City and State      Hospitals Served
- - - ---------------------------   -----------------   ----------------
Life Link II                  St. Paul, MN        Abbot Northwestern Hospital
                                                  St. Paul - Ramsey Medical Center
                                                  University of Minnesota Hospital & Clinic
                                                  The Minneapolis Children's Medical Center

Deacare Advanced Life         Billings, MT        Deaconess Medical Center
  Support Services

Air Care 1                    Farmington, NM      San Juan Regional Medical Center

MedCenter Air                 Charlotte, NC       Carolinas Medical Center

Air Care                      Winston-Salem, NC   North Carolina Baptist Hospitals, Inc.
                                                  Bowman Gray School of Medicine
                                                  Wake Forest University

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

Spirit of Marshfield          Marshfield, WI      Saint Joseph's Hospital
                                                  Holy Family Hospital
                                                  Mercy Medical Center
                                                  Sacred Heart Hospital
                                                  Sacred Heart/Saint Mary's Hospital, Inc.
                                                  Saint Elizabeth's Hospital
                                                  Saint Jude Hospital
                                                  St. Michael's Hospital
                                                  Diversified Health Services

ENGINEERING, MAINTENANCE, TESTING, REPAIR, COMPLETION SERVICES AND
BACKLOG

     At the Company's headquarters in Denver, the Company is able to perform non-destructive dynamic component testing, engine repair and component overhaul, as well as the design and installation of custom avionics and medical interior configurations. The Company maintains a sophisticated avionics engineering department, which is licensed and approved by the FAA, as well as a design engineering department with computer-aided design capabilities, an upholstery shop, an equipment fabrication department, a machine shop, a welding shop and an equipment research and development department.

     In addition to serving as one of the largest helicopter completion and service centers in North America for Bell Helicopter, the Company's principal airframe manufacturer, the Company operates a Eurocopter BK-117 service center and a repair station for turbine-jet engines manufactured by Allison, Pratt & Whitney, and Lycoming. The Company is also an approved installation and service center for Bendix-King, its primary avionics manufacturer. The Company is an FAA-certified repair station with airframe, accessory, radio, instrument and powerplant ratings, which give it the capacity to provide specialized services on the significant brands of equipment used in its operations or sent to the Company for servicing by third parties.

     The Company designs, produces and installs interior configurations according to the requirements and specifications of its hospital clients as well as other helicopter and airplane operators and manufacturers. The Company employs an FAA Designated Engineering Representative ("DER") who is authorized to approve various aircraft modifications which the Company may choose to manufacture from time to time as part of its ongoing business. The Company has the FAA authorization and capability to engineer, design and install all of the components necessary to transform an aircraft hull into an airborne ICU. The Company is authorized to make these aircraft modifications pursuant to various FAA-issued Supplemental Type Certificates ("STCs") and Parts Manufacturer Approvals ("PMAs"). The Company believes that its in-house repair, maintenance, testing and completion capabilities provide cost savings and decrease aircraft down time by avoiding the expense and operating risk of having maintenance and repair work performed by nonaffiliated vendors. The Company maintains a constant inventory of certain critical aircraft parts at each of its hospital bases.

     While most of the activities of the Company's headquarters are devoted to the support and expansion of the Company's aeromedical operations, the center also provides medical completion and specialty configuration services directly to aviation equipment manufacturers, as well as other helicopter operators in the United States and overseas. In the six months ended December 31, 1994, the Company recognized revenues of $684,000 from the sale of a medical interior to one of its hospital clients and the manufacture of an interior for a South American customer. As of December 31, 1994, the Company had agreements to design and install passenger oxygen systems for a regional airline and to refurbish a Bell 222 medical interior for one of its client hospitals for expected revenues of $920,000. The Company's backlog for medical interiors and other products as of December 31, 1993 was $475,000.

HAZARDS AND INSURANCE

     The operation of helicopters and airplanes involves a substantial level of risk. Hazards, such as aircraft accidents, collisions and fire, are inherent in the furnishing of aviation services and may result in losses of life, equipment and revenues. The Company's safety record compares favorably with other operators.

     The Company maintains aircraft liability, aviation spares/equipment, all risks, hull, product/completed operations, hangar keeper's liability, property and casualty, and contractor's equipment insurance coverage. The Company has not experienced significant difficulty in obtaining insurance and has not incurred any losses in excess of its property and liability coverage. While the Company believes that its insurance coverage is adequate for its operations, there can be no assurance that such insurance coverage is now, or will be, adequate to cover any claims to which it may be subject.

MARKETING AND SALES STRATEGY

     For hospital providers, the demand for quality care continues while the nature of reimbursement moves increasingly from retrospective to prospective. The corresponding cost pressures are leading to mergers and affiliations in the health care delivery community and to increased consolidations of previously competing air medical transport programs. Within this environment, the Company intends to continue aggressively pursuing bid and contract negotiation opportunities in air medical services for individual hospitals and newly forming consortiums, competing primarily on the basis of safety, service, reputation and to a lesser degree, price. The Company believes that providing both helicopters and airplanes to hospital consortiums will drive further market expansion. Air Methods continues, on a world-wide basis, to actively pursue sales of its highly regarded state-of-the-art medical interiors and avionics packages. Lastly, efforts continue on the development of joint venture partnerships in foreign countries for the provision of air medical transport services. Subsequent to December 31, 1994, the Company entered into a ten-year franchise agreement with a Brazilian health care cooperative to provide expertise relating to the operation of air medical programs as well as technical and consulting services.

     The Company believes increased health care cost regulation will continue to result in the closing of hospitals which are experiencing declining in-patient revenues and decreasing profitability. As a result, greater emphasis will be placed upon hospitals offering the highest level of care, such as Level I trauma centers, tertiary care centers and university teaching hospitals. The Company believes the market for airborne emergency medical services ("EMS") is growing and will continue to grow, as a result of a number of factors, including, but not limited to: (1) the closing of urban and rural hospitals and the subsequent concentration of various hospital specialization centers (e.g., trauma, cardio-vascular, burn, neonatology, and organ transplantation) into regional centers; (2) the further concentration of major university teaching hospitals allowing for the possible accelerated development of specialized medicine and health care therapies in various regions throughout the country; and (3) the vertical integration of airplane and helicopter provider services designed to meet the increasingly sophisticated demands of those hospitals desiring to operate an integrated aeromedical program. There can be no assurance that these trends will continue or that a positive effect will result for aeromedical emergency services or the Company.

COMPETITION

     The aeromedical services industry is competitive and is currently served by a variety of operators. The Company believes that, of the existing operators, there are only five companies which serve eight or more aeromedical programs: Rocky Mountain Helicopters, Inc.; OmniFlight, Inc.; Corporate Jets, Inc.; Petroleum Helicopters, Inc.; and the Company. Some of the Company's competitors have somewhat greater financial, technical and marketing resources than the Company. Competition in the aeromedical service industry is focused primarily on safety, pricing, quality of service and availability of aircraft equipment. Although the Company is the third largest provider of aeromedical transportation services in the United States, based on the number of EMS programs served and the revenues generated by these programs, it is the largest medically dedicated and exclusively IFR-certified provider in this industry in the U.S.

EMPLOYEES

     As of the date of this report, the Company retained 227 full time and 13 part time employees, comprised of 120 pilots; 85 aviation machinists, A&P engineers and other manufacturing/maintenance positions; and 35 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses.

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

ITEM 2.   PROPERTIES

FACILITIES

     The Company leases its headquarters, consisting of approximately 60,000 square feet of office and hangar space in metropolitan Denver, Colorado at the Centennial Airport. The Company's lease for the hangar space expires in December 1997 and in February 1998 for the office space. The approximate annual rent is $355,000. The Company has an option to extend these leases for an additional ten years upon six months' advance written notice. The Company believes that these facilities are in good condition and suitable for the Company's requirements.

EQUIPMENT, FUEL AND PARTS

     As of December 31, 1994, the Company managed a fleet of 34 aircraft, consisting of 27 helicopters and 7 airplanes. Of these aircraft, the Company owns 19 helicopters and 2 airplanes and leases 4 helicopters and 2 airplanes. The Company operates 4 additional helicopters and 3 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. One helicopter owned by the Company has not yet been placed in service pending completion of its medical interior and avionics installations. One helicopter and one airplane owned and 2 airplanes leased by the Company are held for sale or sublease and are not currently used in the Company's operations. The composition of the Company's helicopter and airplane fleets as of December 31, 1994 is as follows:

                       COMPANY OWNED AIRCRAFT/1/

                     (Dollar Amounts in thousands)
                     -----------------------------
                                                          Net Book
        Type                Number          Cost           Value
        ----                ------         -------        --------
Helicopters:

     Bell 206 L-1              1           $   663        $   551
     Bell 206 L-3              5             4,347          3,745
     Bell 222A                 1             1,883          1,627
     Bell 222UT                8            13,955         11,634
     Bell 412                  2             5,208          4,378
     BK 117                    1             5,906          5,648
                             ---           -------        -------
                              18           $31,962        $27,583
Airplanes:

     Cessna 421B               1           $   251        $   172

Held for Sale:

     Bell 412                  1             5,129          4,481
     Beech 55                  1                57             34
                             ---           -------        -------
                               2             5,186          4,515
                             ---           -------        -------
TOTALS:                       21           $37,399        $32,270
                             ===           =======        =======

                        COMPANY LEASED AIRCRAFT

                     (Dollar amounts in thousands)
                     -----------------------------

                                    Remaining     Total      Remaining
                                      Term      Rents Over     Lease
       Type                Number   in Years    Lease Life    Payments
       ----                ------   ---------   ----------   ---------
Helicopters:

     Bell 206 L-3              1         3        $ 1,611      $  209
     Bell 412                  2         7          9,759       7,185
     Sikorsky S-76             1         4          2,100         770
                              --                   ------      ------
                               4                   13,470       8,164
Held for Sale or Sublease:

     King Air 200              2        10          5,280       4,780
                              --                   ------      ------
TOTALS                         6                   $18,750    $12,944
                              ==                   =======    =======
____________________
/1/  Includes aircraft acquired under capital leases.

     With respect to the Company's leased aircraft, the Company generally pays all insurance, taxes, and maintenance expenses. Helicopters are insured at replacement cost, which generally exceeds book value. The Company believes that helicopter accidents reimbursable by insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best match its specific needs with its fleet.

     The Company has experienced no significant difficulties in obtaining required parts for its helicopters. Repair and replacement components are purchased primarily through Bell Helicopter, since Bell aircraft make up the majority of the Company's fleet. Bell Helicopter is a major helicopter manufacturer with extensive links to the defense industry, and the Company does not anticipate any interruption in Bell's manufacturing of replacement parts and components in the near future. Any termination of production by Bell Helicopter would require the Company to obtain spare parts from other suppliers, which are not currently in place. Raw materials for aeromedical interiors are widely available, and the same materials are routinely purchased from more than one supplier.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the six months ended December 31, 1994.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Since August 6, 1993, the Company's common stock has traded on the NASDAQ Stock Market under the trading symbol "AIRM". From June 2, 1992 to August 5, 1993, the Company's common stock traded on the American Stock Exchange Emerging Company Marketplace under the symbol "ARF.EC". Prior to June 2, 1992, the Company's common stock was traded on the NASDAQ over-the-counter system.

     The following table shows, for the periods indicated, the high and low sales prices for the Company's common stock. The quotations for the common stock, except for July 1, 1992 through August 5, 1993, represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                  SIX MONTHS ENDED DECEMBER 31, 1994
                  ----------------------------------
          Common Stock                          High        Low
          ------------                          ----        ---
          First Quarter. . . . . . . . .      $  3 7/8  $  1 7/8
          Second Quarter . . . . . . . .         3         1 3/8

                FISCAL 1994 (YEAR ENDED JUNE 30, 1994)
                --------------------------------------
          Common Stock                          High        Low
          ------------                          ----        ---
          First Quarter. . . . . . . . .      $  9 1/2  $  5 3/8
          Second Quarter . . . . . . . .        14 1/8     8 1/4
          Third Quarter. . . . . . . . .        12 3/4     5 3/8
          Fourth Quarter . . . . . . . .         6         1 7/8

                FISCAL 1993 (YEAR ENDED JUNE 30, 1993)
                --------------------------------------
          Common Stock                          High        Low
          ------------                          ----        ---
          First Quarter. . . . . . . . .      $  6 1/2  $  2 3/4
          Second Quarter . . . . . . . .         4 1/2     2 1/8
          Third Quarter. . . . . . . . .         6         3 7/8
          Fourth Quarter . . . . . . . .         6 1/8     3 5/8

     As of June 15, 1995, there were approximately 577 holders of record of the Company's common stock.

     The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Neither the declaration nor the payment of future cash dividends is restricted by the Company's credit or financing arrangements.

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

                                          SELECTED FINANCIAL DATA OF THE COMPANY
                                (Amounts in thousands except share and per share amounts)

                                                                                     Two Months
                                     Six Months                                         Ended          Year Ended
                                       Ended             Year Ended June 30,           June 30,         April 30,
                                    December 31,  --------------------------------   -----------   ------------------
                                        1994        1994        1993      1992<F1>       1991       1991       1990
                                    ------------  -------     --------    --------   -----------   ------     ------
STATEMENT OF OPERATIONS DATA:
Revenue . . . . . . . . . . . . .      $13,973      27,898      25,340      12,747          --           --         --
Operating expenses:
  Operating . . . . . . . . . . .       12,101      25,314      20,319      12,066          --           --         --
  Research and development. . . .           --          --          --          --          --        2,315      3,605
  General and administrative. . .        2,176       5,761       4,479       3,984         642        2,325      2,405
  Restructuring and other
    non-recurring . . . . . . . .           --       3,010          --          --         338        1,915         --
Other income (expense), net . . .         (872)       (888)       (976)        704          87          857      1,269
Extraordinary gain (loss) . . . .           --        (182)        173          --          --           --         --
                                       --------    --------    --------    --------     -------     --------   --------
Net loss. . . . . . . . . . . . .      $(1,176)     (7,257)       (261)     (2,599)       (893)      (5,698)    (4,741)
                                       ========    ========    ========    ========     =======     ========   ========
Loss per common share . . . . . .      $  (.15)      (1.03)       (.08)      (1.42)       (.63)       (4.03)     (3.36)
                                       ========    ========    ========    ========     =======     ========   ========
Weighted average number of shares
  of Common Stock outstanding . .      8,023,225   7,056,445   3,453,111   1,829,456   1,420,148    1,413,775  1,409,504
                                       =========   =========   =========   =========   =========    =========  =========

                                    As of                        As of June 30,                As of April 30,
                                 December 31,            ------------------------------      ------------------
                                     1994                 1994        1993        1992        1991        1990
                                 ------------            ------      ------      ------      ------      ------
BALANCE SHEET DATA:
Total assets. . . . . . . . . .    $48,813               51,900      43,312      27,835       8,480      13,901
Long-term liabilities . . . . .     18,375               18,688      23,279      14,845         153         462
Stockholders' equity. . . . . .     18,710               19,818      14,181       5,893       6,605      12,840
____________________

<F1> Includes results of the aeromedical operations for only the eight-month period from the completion of the acquisition, i.e., November 1, 1991, through June 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Six months ended December 31, 1994 compared to 1993

     In March, 1995, the Company announced a change in its fiscal year end from June 30 to December 31. The following table presents operating results for the six months ended December 31, 1993 to facilitate Management's Discussion and Analysis. All references to the six months ended December 31, 1993, in this section of Management's Discussion and Analysis are to the balances shown in this schedule.

                        (Amounts in thousands)
     Revenue:
       Flight revenue. . . . . . . . . . . . . . . . .    $12,320
       Sales of medical interiors and products . . . .      2,078
       Gain on disposition of assets . . . . . . . . .        922
     Operating Expenses:
       Flight centers. . . . . . . . . . . . . . . . .      4,050
       Aircraft operations . . . . . . . . . . . . . .      4,025
       Aircraft rental . . . . . . . . . . . . . . . .      1,373
       Cost of medical interiors and products sold . .      1,546
       Depreciation and amortization . . . . . . . . .        982
       General and administrative. . . . . . . . . . .      2,846
     Other income (expense):
       Interest expense. . . . . . . . . . . . . . . .       (608)
       Interest income . . . . . . . . . . . . . . . .         46
       Other, net. . . . . . . . . . . . . . . . . . .        163
     Net loss. . . . . . . . . . . . . . . . . . . . .        (82)

     The Company reported a net loss of $1,176,000 for the six months ended December 31, 1994, compared to a net loss of $82,000 for the six months ended December 31, 1993. The six months ended December 31, 1994 included a loss of $683,000 incurred by the Company's Product Division, which manufactures and installs interiors and equipment for medical aircraft, and merger termination expenses of $305,000 related to the Company's proposed acquisition of Rocky Mountain Helicopters, Inc. ("RMHI"), as discussed below.

     Flight revenue increased $761,000 or 6.2% from $12,320,000 for the six months ended December 31, 1993, to $13,081,000 for the six months ended December 31, 1994. The increase was primarily attributable to revenues of $1,246,000 from contracts added in November 1993 and July 1994 and to annual increases in established contracts based on changes in the consumer price index. Flight hours were 6,500 and 6,800 for the six months ended December 31, 1994 and 1993, respectively. The decrease in flight hours is due mainly to the discontinuation of the Company's air charter operations and three fixed wing contracts during the six months ended December 31, 1994. Flight revenue is generally lower in the quarter ended December 31 than in other quarters of the same year due to the lower number of flight hours flown during the winter months because of weather restrictions at many bases. Flight center costs also increased 9.3% for the six months ended December 31, 1994 and were affected by the same factors as flight revenue.

     Sales of medical interiors decreased by $1,288,000 or 62.0% from $2,078,000 for the six months ended December 31, 1993, to $790,000 for the six months ended December 31, 1994. In 1994 the Company recognized revenue of $234,000 from the manufacture of a medical interior for a South American customer and $450,000 from the sale of a medical interior to one of the Company's client hospitals. In the comparable six-month period in 1993 the Company recognized revenue from the manufacture of five emergency medical interiors for Bell Helicopters, Inc. for use outside the United States. The cost of medical interiors also decreased by 37.7% for the six months ended December 31, 1994 as compared to the previous year because of the decrease in the number of interiors sold.

     Aircraft operating expenses increased by 10.4% for the six months ended December 31, 1994, in comparison to the same period in 1993.
The increase is primarily attributable to an increase of approximately 17.3% in hull and liability insurance rates as well as the addition of 3 aircraft with insured hull values totaling $11.3 million to the Company's fleet in May and June of 1994. This increase was partially offset by the elimination of operating expenses for 4 airplanes which were removed from the Company's fleet subsequent to December 31, 1993. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

     Aircraft rental expense decreased by 27.6% for the six months ended December 31, 1994, as compared to 1993. Subsequent to December 31, 1993, the Company eliminated four leased aircraft from its fleet, resulting in a decrease of $208,000 in lease costs.

     Depreciation and amortization expense fluctuates with the size and value of the Company's fleet, as reflected by an increase of 29.5% for the six months ended December 31, 1994. The Company has increased its depreciable asset base by $7.9 million since December 31, 1993, as a result of the acquisition of additional aircraft and the manufacture and installation of medical interiors to service hospital contracts.

     The 23.5% decrease in general and administrative expenses for the six-month period ended December 31, 1994, reflects the effects of the Company's restructuring plan which was implemented in the quarters ended March 31 and June 30, 1994. The restructuring plan included a reduction in the administrative work force and a decreased reliance on outside contractors and other professional services, resulting in a decline in administrative expense of approximately $130,000 and $160,000, respectively, in the six months ended December 31, 1994.
The Company also realized a reduction of $50,000 in telephone and communications expense due to a change in long-distance carriers.

     The increase of 17.9% in interest expense for the six months ended December 31, 1994 is due to interest incurred on a note to finance the acquisition of an aircraft which was placed into service late in May 1994. This increase was partially offset by the elimination of interest on notes which were retired when the two airplanes which were financed under these notes were sold in September and December 1994.

     Revenues for the six months ended December 31, 1994 included a gain of approximately $57,000 on the sale of one of the Company's aircraft and a gain of $131,000 on the sale of Golden Eagle Charters, Inc. ("Golden Eagle"), the Company's air charter subsidiary. These gains were offset by losses on the disposition of various other equipment. The Company completed the sale of all of the outstanding shares of common stock of Golden Eagle to a company on September 21, 1994, in exchange for $10,000 and the assumption of certain liabilities. The Company's decision to discontinue air charter operations was part of the restructuring plan approved in 1994 and was due to the significant losses incurred by this line of business. In the six months ended December 31, 1993, the Company recognized a $922,000 gain on the sale of two aircraft. The loss on early extinguishment of debt in the six months ended December 31, 1993, resulted from the retirement of a note secured by one of the aircraft sold; no comparable prepayment penalties were incurred in the six months ended December 31, 1994.

     Interest and dividend income increased 254.3% in the six-month period ended December 31, 1994 compared to the same period in the prior year due to interest earned on two promissory notes received as a portion of the proceeds from the sale of certain Company-owned aircraft in December 1993.

     Other income for the six months ended December 31, 1993, included revenue recognized on the outlicensing of a biologic response modifier, a naturally occurring substance designed to alter the body's immune system and its reaction to cancer and other diseases, developed by the Company when doing business as Cell Technology, Inc., a research and development company. The Company recognized no comparable revenue in 1994.

     During the quarter ended September 30, 1994, the Company discussed the feasibility of a business combination of the emergency air medical transport business of the Company and RMHI. The Company ultimately declined to submit a final bid for the assets of RMHI. The expenses incurred as part of the due diligence process consist primarily of legal and professional fees and comprise the balance of the merger termination expense recognized in the six months ended December 31, 1994.

1994 compared to 1993

     The Company reported a loss of $7,257,000 for the year ended June 30, 1994, as compared to a loss of $261,000 for the year ended June 30, 1993. The operating results for fiscal 1994 included a loss on the disposition of assets of $790,000, restructuring charges of $3,010,000, and other non-recurring charges and a loss on the early retirement of debt of $1,061,000. The net loss for the year, excluding the effect of these transactions, was $2,396,000.

     In the fourth quarter of 1994 the Company completed a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, an 18% overall reduction in personnel, a reduction in officers' salaries, and the disposal of selected under-utilized aircraft. In addition, the Company canceled a proposed debt refinancing and public preferred stock offering. The reductions in personnel were primarily in the manufacturing and administrative functions and did not significantly affect the Company's maintenance and air medical flight capabilities. Restructuring charges totaled $3,010,000 for the year ended June 30, 1994 and, with the exception of approximately $614,000 in severance pay and $149,000 for certain placement fees for the proposed preferred stock offering, consisted of the write-off of previously recorded assets and other non-cash charges.

     Flight revenue increased $3,878,000 or 18.1% from $21,468,000 for the year ended June 30, 1993, to $25,346,000 for the year ended June 30, 1994, primarily as a result of the addition of three new hospital contracts which contributed revenues of $1,517,000 in fiscal 1994. In addition, revenue increased by $883,000 in fiscal 1994 under three contracts which had been added during the year ended June 30, 1993. Flight revenue under established hospital contracts was not significantly affected by changes in either pricing or volume of flight hours. The majority of the Company's contracts with its hospital customers is also subject to an annual increase based on the consumer price index. Flight center expenses, which include pilot and mechanic salaries, benefits, and training, also increased by 22.9% in 1994, and were affected by the same factors as flight revenue. These expenses generally vary with the number of customer bases and, to a lesser degree, with the number of aircraft operated by the Company.

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

     Sales of medical interiors decreased by $1,320,000 or 34.1% from $3,872,000 in fiscal year 1993 to $2,552,000 in fiscal 1994. In 1994 the Company sold five medical interiors to Bell Helicopter Textron, Inc. ("Bell") for aircraft for use outside the United States. In 1993 sales consisted of three medical interiors for Bell and one for the U.S. Army. The decrease in the cost of medical interiors over the same period mirrored the decrease in sales. The cost of medical interiors for fiscal year 1994 also included $653,000 of payments for work on a medical interior that the Company subcontracted to an outside vendor. The medical interior was for the Company's internal use, and therefore no corresponding revenue was recognized. The work done by the subcontractor was subsequently determined to be unsatisfactory and was reperformed by the Company.

     Operating expenses in the year ended June 30, 1994, also included net losses of $790,000 on the disposition of assets. Gains of $1,851,000 recognized on the disposition of four of the Company's aircraft were offset by valuation allowances of $2,641,000 established for seven aircraft designated for disposal as part of the Company's restructuring plan. There were no comparable gains or losses in fiscal 1993.

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

1993 compared to 1992

     Prior to the acquisition of Air Methods-Colorado by the Company in November 1991, the Company operated as a development-stage biotechnology research and development company engaged primarily in the development of anti-cancer products. Since the acquisition, the Company's operations have consisted predominantly of providing aeromedical emergency services and systems to hospitals throughout the United States and the related manufacture and sale of aircraft medical interiors and equipment to third parties. Due to this fundamental change in the Company's business, the Company does not believe that comparison of its operating results for the year ended June 30, 1993 with the year ended June 30, 1992, is meaningful. Accordingly, the following discussion compares the Company's results of operations for the year ended June 30, 1993 with the results of Air Methods - Colorado for the four months ended October 31, 1991, plus the results of the Company for the eight months ended June 30, 1992.

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

                                          Company             Air Methods-Colorado
                                     ------------------       --------------------
                                     Eight Months Ended        Four Months Ended
                                       June 30, 1992            October 31, 1991              Combined
                                     ------------------       --------------------          ------------
Revenue                                    $12,747                   $6,446                  $19,193
Operating Expenses:
  Flight center. . . . . . . . . . .         3,819                    1,958                    5,777
  Aircraft operations. . . . . . . .         4,520                    1,520                    6,040
  Aircraft rental. . . . . . . . . .         1,978                      797                    2,775
  Depreciation and amortization. . .           908                      291                    1,199
  General and administrative . . . .         3,406                    1,145                    4,551
  Cost of medical interiors and
    products sold. . . . . . . . . .           841                      643                    1,484
Other income (expense):
  Interest expense . . . . . . . . .          (588)                    (378)                    (966)
  Interest income. . . . . . . . . .           169                       --                      169
  Other, net . . . . . . . . . . . .           962                       --                      962

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $696,000 and a working capital deficit of $1,892,000 as of December 31, 1994, as compared to cash and cash equivalents of $3,421,000 and a working capital deficit of $1,753,000 at June 30, 1994. The decrease in cash and cash equivalents in the six months ended December 31, 1994, is primarily due to the funding of regularly scheduled debt and lease payments as well as the retirement of two notes secured by the Company's two aircraft which were sold in September and December of 1994. In addition, the Company invested approximately $400,000 during the six months ended December 31, 1994, in the completion and installation of a medical interior for a helicopter placed in service in January 1995.

     In the year ended June 30, 1993, the Company used cash of $1,551,000 to fund its operations, while in fiscal year 1994, operations generated a positive cash flow of $1,039,000. During the six months ended December 31, 1994 the Company used $629,000 to fund its operations, including $177,000 to pay placement fees and severance pay accrued as part of the restructuring.

     In addition to cash flow from operations, the Company realized $6,825,000 from the issuance of common stock upon the exercise of warrants and options and $5,730,000 from a private placement of stock with institutions outside the United States during fiscal 1994.

     The Company's usual arrangements with its hospital clients have involved substantial capital commitments by the Company for the aircraft and related equipment required to furnish the emergency air medical transport services to the hospitals. The Company believes, however, that it may be advantageous to both its client hospitals and the Company from time to time for aircraft to be purchased by the hospitals, thus permitting reduced capital and long-term borrowing commitments by the Company. The Company has pursued and intends to continue to pursue this type of contracting arrangement whenever it appears beneficial to the parties to the arrangement.

     As of December 31, 1994, the Company had a note payable of $3,819,000 which was collateralized by a helicopter listed for sale and for which the maturity date had been extended in the past. In March 1995 the Company sold the underlying helicopter and paid off the note balance in full.

     In 1995 American Eurocopter Corporation cancelled purchase commitments which had previously obligated the Company to acquire four helicopters before December 1996.

     As of December 31, 1994, the Company holds unencumbered notes receivable of $2,521,000 and aircraft valued at $7.4 million. The Company believes that it could utilize a portion of these unencumbered assets as collateral for borrowing funds as an additional source of working capital if necessary. The Company also expects continued improvement in cash flows from operations in calendar 1995 as a result of new Products Division contracts and improvements in the air medical flight operations discussed below. The Company believes that these borrowing resources coupled with the expected improvement in operations will allow the Company to meet its obligations in the coming year without additional external financing.

OUTLOOK FOR 1995

     In December 1994, the Company was awarded the following contracts: the manufacture and installation of a medical interior and avionics system for a South American customer; the refurbishment of a medical interior for an existing hospital client; and the development and installation of a passenger oxygen system for a regional airline. In addition, as of December 1994, the Company had executed a Letter of Intent with a non-profit organization to manufacture and install a medical interior for a jet transport aircraft. Revenue from these four projects is expected to total approximately $3.2 million and to be recognized throughout 1995 and 1996. The Company continues to pursue an aggressive marketing strategy for its medical interiors and other products.

     When aeromedical contracts with certain hospitals have come due for renewal, the Company has successfully negotiated improved operating margins and expects to continue these efforts in 1995 as additional contracts are renewed. As a result of the negotiations conducted in late 1994, the Company expects additional revenue of approximately $271,000 in calendar 1995 from these specific aeromedical contracts. With the new business announced for the Products Division, improved margins on certain hospital contracts and continued minimization of cost of administrative overhead, the Company expects increases in both cash flow and operating income in 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Summary information concerning the Company's current directors and officers is set forth below:


Name and Age of               Director   Director  Term as Director
Director/Officer                Since      Class      expires in                          Position
- - - --------------------------    --------   --------  ----------------   -------------------------------------------------
George W. Belsey, 55             1992        I            1997        Chairman of the Board, Chief Executive Officer,
                                                                      Interim Chief Financial Officer
Roy L. Morgan, 59                1991       II            1995        Co-Founder and a Director
Marius Burke, Jr., 57                                                 Vice President, Director of Operations
Maurice L. Martin, Jr., 47                                            Vice President, Air Medical Services
Michael G. Prieto, 41                                                 Vice President, Products Division
Joseph E. Bernstein, 46          1994       III           1996        Director
Ralph J. Bernstein, 37           1994       III           1996        Director
Samuel H. Gray, 57               1991       II            1995        Director
Lowell D. Miller, Ph.D., 62      1990       III           1996        Director
Donald R. Segner, 69             1992        I            1997        Vice-Chairman of the Board
Morad Tahbaz, 39                 1994       II            1995        Director

     MR. GEORGE W. BELSEY was elected Chief Executive Officer effective June 1, 1994, and has served as Chairman of the Company's Board of Directors since April 1994, having been appointed a director of the Company in December 1992. From February 1992 to June 1994, Mr. Belsey served as Executive Vice President, Professional Affairs, and the Chief Operating Officer of the American Hospital Association, a large national trade association and advocacy group for hospitals and health care organizations, where he was responsible for the Association's activities relating to hospital operations, including medical staff affairs, nursing, health manpower, quality of care programs and hospital governance. Prior to joining the American Hospital Association, Mr. Belsey served as Chief Executive Officer and Executive Director of the University of Utah Hospital and Clinics, Salt Lake City, Utah (one of the Company's hospital customers) from March 1989 to February 1992 and was Chief Operating Officer from December 1983 to March 1989. He is a former Vice President of Northwestern Memorial Hospital, Chicago, and has held administrative positions at Rush-Presbyterian-St. Luke's Medical Center, Chicago, and MacNeal Memorial Hospital, Berwyn, IL. He received his Bachelor's Degree in Economics from DePauw University in Greencastle, Indiana, and holds a Master's Degree in Business Administration from George Washington University, Washington, D.C.

     MR. ROY L. MORGAN is one of the three founders of Air Methods-Colorado, and was the President, Chief Executive Officer and a director from the inception of Air Methods-Colorado in July 1980 until November 1991. In November 1991, he became President and a director of the Company. In December 1994, Mr. Morgan retired as President of the Company. Prior to his service with Air Methods-Colorado, Mr. Morgan was employed as a helicopter pilot for Public Service Company of Colorado (1969-80), as director of operations and chief pilot for Key Aviation (1964-69), and as quality control supervisor on the Atlas missile program for Convair Astronautics (1960-64). Mr. Morgan began his career at Boeing Airplane Company, involved in B-52 experimental development (1957-60). Mr. Morgan holds a number of pilot certificates including Airline Transport Pilot for Airplane Multi-Engine Land, Commercial
Helicopter - Instrument Rated, Commercial Airplane for Land and Sea, and Glider, as well as Flight Instructor for all of the above. He has more than 18,850 flight hours, 12,000 of them in helicopters.
Mr. Morgan has a Bachelor of Science Degree in Aviation Management from Metropolitan State College in Denver, Colorado.

     MR. MARIUS BURKE, JR. was elected Vice President and Director of Operations of the Company in November 1989. Prior to that time he served in various managerial positions with Air Methods-Colorado, including Director of Operations (September 1988 through November
1991) and Area Manager (August 1985 through August 1988). He was formerly a pilot for Key Airlines (1982-85), an area manager for the Air Med program at the University of Utah (1985-88), President of Estate Builders, Inc., a real estate investment and development corporation (1975 to present), Manager of Flying and Chief Pilot for Air America (1963-75), and a flight officer for the United States Marine Corps in jets and helicopters (1958-63). Mr. Burke holds Airline Transport Pilot certificates for both airplanes and helicopters and is a Certified Flight Instructor for airplanes, helicopters, and instruments. He has for many years been a designated FAA Flight Examiner and has a total of 20,250 flight hours, 12,950 of them in helicopters. Mr. Burke has an M.B.A. and a B.S. in Engineering and Aeronautical Operations from San Jose State University.

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

     MR. MICHAEL G. PRIETO was named Vice President of Engineering & Manufacturing of the Company in January 1994 and subsequently Vice President of the Products Division in June 1994. From 1988 to 1994, Mr. Prieto served in various roles with General Dynamics/Lockheed Corp but primarily as Manager of Manufacturing Engineering for the F-16 Fighter program. From 1977 to 1988, he was employed by John Deere Co. with management roles in Engineering, Manufacturing, and Marketing. Mr. Prieto attended the University of Missouri and received a Bachelor of Science degree in 1977. Mr. Prieto is a member of the American Society of Mechanical Engineers, the Society of Manufacturing Engineers, the American Production and Inventory Control Society, the American Management Association, and the National Management Association.

     MR. JOSEPH E. BERNSTEIN became a Director of the Company in February, 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and a Managing Director of Americas Tower Partners, the developer of Americas Tower, a one million square foot, 50-story office tower in New York City. Since 1981, he has been a principal of The New York Land Company, working on real estate development and acquisitions. Previously, he worked on corporate and international tax matters at Cahill/Gordon & Reindel (1975-1978) and Rosenman & Colin (1978-1981). He started his own international tax practice, Bernstein & Carter, in 1981 and has published a number of articles on corporate and international tax law. Mr. Bernstein is the brother of Ralph Bernstein, also a director of the Company. Mr. Bernstein holds a Bachelor of Arts Degree in Economics and a Bachelor of Science Degree in Agricultural Business Management from the University of California at Davis, a Juris Doctor from the University of California at Davis School of Law, a Master's Degree in Finance from the University of California at Los Angeles Graduate School of Management, and a Master of Laws' Degree in Taxation from the New York University Graduate School of Law.

     MR. RALPH J. BERNSTEIN became a Director of the Company in February, 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and a Managing Director of Americas Tower Partners, a real estate development firm, where he was primarily responsible for the development of Americas Tower, a one million square foot, 50-story office tower in New York City. Mr. Bernstein is co-founder of The New York Land Company and, since 1981, was responsible for the acquisition, renovation, development and financing of several million square feet of commercial space. From 1979 to 1982, Mr. Bernstein was employed by Agricor, Inc. and Noga Realty, Inc., both subsidiaries of Compagnie Noga S.A., a large multinational trading firm.
Mr. Bernstein is the brother of Joseph Bernstein, also a director of the Company. Mr. Bernstein holds a Bachelor of Arts Degree in Economics from the University of California at Davis.

     MR. SAMUEL H. GRAY was appointed as a director of the Company in March 1991. Since 1989, he has been Chief Executive Officer of The Morris Consulting Group, Inc., a health care industry consulting firm. From 1983 to 1989, Mr. Gray served as President and Chief Executive Officer of Kalipharma, Inc., a multisource pharmaceutical company. From 1975 to 1983, Mr. Gray served as Executive Vice President of Sales and Marketing for G.D. Searle and Company, Inc. ("Searle") where he was responsible for pharmaceutical marketing, the consumer products division of Searle, and Searle-Canada, Ltd. In addition, his responsibilities included distribution, customer service, clinical research management, licensing and acquisitions, public relations and worldwide strategic marketing planning. He has served on the boards of directors of Searle; Searle Canada, Ltd.; Kalipharma; Kali-Duphar, Inc.; and the National Association of Pharmaceutical Manufacturers.
He is a past member of the National Wholesale Druggist Association's Industry Advisory Committee and has served on the Advisory Board of Pharmaceutical Executive magazine. In 1959, Mr. Gray received a Bachelor of Science Degree from the University of Florida.

     DR. LOWELL D. MILLER was named a director of the Company in June 1990. Since 1989, Dr. Miller has been involved with various scientific endeavors including a pharmaceutical consulting business. From 1973 to 1989, Dr. Miller was employed by Marion Laboratories, Inc. ("Marion"), serving as Senior Vice President - Research and Development (1987 - 1989), Vice President - Research and Development (1977-1987), and Director of Scientific Affairs (1973-1977). Until his retirement in late 1989, Dr. Miller was responsible for all research, development and process development functions, new product opportunities and management of clinical trials and regulatory affairs, and served as Marion's Chief Scientist. He also served as a member of Marion's Board of Directors from November 1981 to November 1982 and as an Advisory Director from November 1982 to November 1983. The University of Missouri has awarded Dr. Miller a Bachelor of Science degree in 1957 as well as a Master's Degree in Biochemistry in 1958 and Biochemistry Doctorate Degree in 1960.

     MR. DONALD R. SEGNER was appointed a director of the Company in February, 1992. He was re-elected as a director in February 1995 and has served the Board as Vice-Chairman since April, 1994. He currently heads his own aviation advisory and consultant service company specializing in all aspects of aviation including airports, airplanes, aircraft certification and the Federal Aviation Administration. He has served as a pilot in the U.S. Marine Corps, a test pilot for Lockheed Aircraft, and a manager of several departments for Lockheed Aircraft. From 1981 through 1986, he was a government appointee by President Reagan in the FAA. Following the destruction of Korean Airlines Flight 007, Mr. Segner was assigned by the White House to head the investigation and acted as Chief Delegate for the United States at the CIAO Council (United Nations) on this matter. He headed the U.S. Delegation to negotiate an agreement to improve and implement safety along the North Pacific air routes among the governments of the U.S., Japan and the U.S.S.R. He has received numerous awards for his contributions to aviation, including the FAA Administrator's Award, the FAA Superior Achievement Medal and the Distinguished Flying Cross for valor in combat in the Korean war. Mr. Segner attended the University of Pacific in Stockton, California and the U.S. Naval Test Pilot School in Patuxent River, Maryland, as an undergraduate. His graduate education includes attendance at the U.S. Naval Post Graduate School, Monterey, California, as well as University of Southern California's Graduate School of Business (Lockheed Management Institute).

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     In March, 1995, the Company announced the change in its fiscal year end from June 30 to December 31. As a result, the next Form 5 filing obligation for the Company's executive officers and directors will arise with respect to fiscal 1995. However, based upon inquiries of its executive officers and directors, the Company is aware of the following Form 4 reports for the transition period which were not timely filed: one late report covering one transaction for each of Messrs. Burke and Martin.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company to the persons serving as Chief Executive Officer of the Company during 1994 and the other executive officers of the Company other than the

Chief Executive Officer whose annual salary and bonus exceeded
$100,000 during that period. In view of the Company's new December 31 fiscal year end and to facilitate comparability, the table reflects compensation received during the calendar years ended December 31, 1992, 1993 and 1994.

                                                                                   Long Term
                                                                              Compensation Awards
                                 Annual Compensation        Other           -------------------------
                             --------------------------     Annual          Restricted<F2>  Options/       All Other
Name and Principal Position  Year   Salary($)  Bonus($) Compensation($)<F1>    Stock      SARs(#)<F3> Compensation($)<F4>
- - - ---------------------------  ----   ---------  -------- ------------------- ------------- ----------- -------------------
George W. Belsey             1994   96,250<F5>    --         8,050<F6>           --       250,000                --
Chairman and Chief           1993       --        --            --               --            --                --
Executive Officer            1992       --        --            --               --            --                --

Marius Burke, Jr.            1994  100,594        --            --               --            --             2,236
Vice President               1993   73,491        --            --           24,473        89,266<F12>        1,638
Director of Operations       1992   89,396        --            --               --            --             1,970

Roy L. Morgan                1994  155,880        --            --               --       200,000<F13>        3,441
Director and Co-Founder      1993  133,376        --            --           48,122       251,666             3,095
                             1992  167,043        --            --               --            --             3,973

Maurice L. Martin, Jr.       1994  131,909        --            --               --            --             2,277
Vice-President               1993  113,153        --            --           25,781       172,916<F7>         1,785
Air Medical Services         1992  124,526        --            --               --            --             2,767

Michael G. Prieto            1994  116,545        --            --               --        25,000            22,417<F11>
Vice-President               1993       --        --            --               --            --                --
Products Division            1992       --        --            --               --            --                --

W. Terrance Schreier         1994   66,116        --            --               --            --           288,918<F8>
Prior Chairman and Chief     1993  139,997        --            --           48,122       331,666             2,431
Executive Officer            1992  166,868        --<F9>    38,750<F10>          --            --             1,604

____________________

<F1> Personal automobile or other transportation benefits provided to each of the named executive officers during the reporting periods do not exceed the disclosure thresholds established by the SEC and are thus not reported.
<F2> Reflects shares of restricted Common Stock issued to the named executive officers under the Company's
     Restricted Stock Plan, except as otherwise noted, valued at the closing market price of such shares on the date they were issued.  The Company issued a total of 102,907 shares of Common Stock under the Restricted
     Stock Plan, all of which vested or were forfeited on the one year anniversary of the January 9, 1993 grant date.  No dividends were paid on these restricted shares.  The restrictions on all shares issued under the
     Restricted Stock Plan have been lifted.
<F3> Consists only of options to purchase the common stock of the Company.
<F4> Consists of employer matching contributions for the named executive officers under the Company's 401(k)
     Plan, except as otherwise noted.
<F5> Mr. Belsey was a nonemployee director of the Company until June 1, 1994 when he was elected Chief Executive
     Officer of the Company.  Mr. Belsey's annual salary as Chief Executive Officer is $165,000.
<F6> Stock compensation to Mr. Belsey as a nonemployee director of the Company pursuant to the Company's
     Nonemployee Director Equity Compensation Plan.
<F7> Includes 16,666 options which are deemed to have been regranted by virtue of the Stock Option Committee's action on July 29, 1993 to reprice these, and other out-of-the-money options previously issued to employees and officers of the Company under the Employee Option Plan, to $5.50 per share, the fair market value of the
     Company's Common Stock on July 29, 1993.
<F8> Includes severance payments, pursuant to contractual obligations of the Company, upon the resignation of
     Mr. Schreier ($287,500) in 1994.
<F9> See footnote 11 and accompanying figures.
<F10>Reflects compensation consisting of salary restoration payments for salary compensation foregone in earlier years and bonus payments by Cell Technology, Inc. for the completion of the merger with Air Methods -
     Colorado.

<F11>Reflects various relocation expenses borne by the Company in connection with the commencement of Mr.
     Prieto's employment with the Company.
<F12>Includes 8,333 options repriced in 1993 as discussed at footnote 8.
<F13>Issued upon the cancellation of 240,000 options issued in 1993.

STOCK OPTIONS

     The following tables present for calendar year 1994 certain information regarding stock options granted to or held by the named executive officers.

                                            OPTION/SAR GRANTS IN LAST YEAR
                                          ----------------------------------
                             Individual Grants
                         --------------------------                                         Potential Realized Value at
                                        % of Total                                            Assumed Annual Rates of
                                       Options/SARs                                         Stock Price Appreciation for
                                        Granted to   Exercise or  Market Price                    Option Term<F1>
                         Options/SARs  Employees in   Base Price    on Grant   Expiration  -----------------------------
Name                      Granted (#)      1994        ($/Sh)      Date ($/Sh)    Date         5% ($)         10% ($)
- - - --------------------     ------------  ------------  -----------  ------------ ----------  -------------   ------------
George W. Belsey          250,000<F2>       50.1%        3.00        3.00         6/1/99      207,211         457,883
Roy L. Morgan             200,000<F3>       40.1         1.75        1.75       12/31/99       96,699         167,094
Michael G. Prieto<F4>      25,000<F4>        5.0        11.375      11.375        1/4/99       78,568         135,763
____________________

<F1> Calculated based upon the closing market price of the Common Stock on the Option grant date.
<F2> Exercisable as to 1/5 of the option shares on the 6/1/94 grant date, and an additional 1/5 on each subsequent anniversary of the grant date until fully vested.
<F3> Exercisable in full as of the 12/31/94 grant date.
<F4> Exercisable as to 1/3 of the option shares on each anniversary of the 1/4/94 grant date.

                       AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR END OPTIONS/SAR VALUES
                       ----------------------------------------------------------------------------
                                                                                              Value of Unexercised In-
                                                                   Number of Unexercised      the-Money Options/SARs at
                         Shares Acquired                        Options/SARs at Year End (#)  Year End ($) Exercisable/
Name                     on Exercise (#)   Value Realized ($)  Exercisable/Unexercisable<F1>       Unexercisable<F1>
- - - ------------------------ ---------------   ------------------  ----------------------------- --------------------------
George Belsey                2,222                7,499               52,222/202,222                    -0-/-0-
Marius Burke, Jr.               --                   --               83,310/ 23,955                    -0-/-0-
Roy L. Morgan                   --                   --              200,000/-0-                        -0-/-0-
Maurice L. Martin, Jr.          --                   --              118,749/ 54,167                    -0-/-0-
Michael G. Prieto               --                   --                  -0-/ 25,000                    -0-/-0-
W. Terrance Schreier<F2>    15,453               74,138                  -0-/-0-                        -0-/-0-
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

     In November 1993, the Company entered into an Employment Agreement with Mr. Prieto for an initial term of one year to be effective December 1, 1993 and renewable each December 1. The Agreement may be terminated by either party without cause upon 90 days written notice and is terminable by the Company with no notice for cause. Mr. Prieto would continue to receive compensation and benefits for the duration of his then-current term of employment in the event of disability; otherwise, there is no provision for severance beyond the initial one-year term.

     In November 1991, the Company entered into individual Employment Agreements with Messrs. Martin and Burke for initial terms of two years. Because the Agreements are subject to a continuous renewal clause, the remaining term on any date for the Agreements is two years. The Agreements may be terminated by either party without cause upon 90 days' written notice and provide for a severance payment equal to two years' base salary in the event of termination by the Company without cause. For a period of two years following the termination of employment with the Company, neither Mr. Martin nor Mr. Burke may engage in any business which competes with the Company anywhere in the United States.

     The Employment Agreement between the Company and Mr. Schreier terminated on May 12, 1994 upon the resignation of Mr. Schreier from his position at the Company.

DIRECTOR COMPENSATION

     It is the Company's policy to pay its nonemployee directors an annual retainer of $8,000, plus $800 per Board meeting attended, $500 per teleconference Board meeting and $500 per Board committee meeting attended ($750, if Chairman of the committee). Effective July 1, 1993, each nonemployee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to the Company's Equity Compensation Plan for Nonemployee Directors, discussed below. The Company also reimburses its nonemployee directors for their reasonable expenses incurred in attending Board and committee meetings.

     Messrs. Joseph Bernstein, Ralph Bernstein and Morad Tahbaz have voluntarily waived all director fees to date and have received no compensation for their services as directors apart from customary reimbursement of out-of-pocket expenses.

     Nonemployee Director Stock Option Plan.  The Company has adopted
     --------------------------------------
compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as nonemployee directors of the Company. The Nonemployee Director Stock Option Plan ("Director Option Plan") provides for the issuance of up to 300,000 shares of the Company's Common Stock, under options which are exercisable in full upon issuance and do not terminate prematurely after an option recipient ceases to be a director of the Company. Pursuant to the Director Option Plan, on the last day of each fiscal year each nonemployee director in office on such date who has served on the Board for the entire preceding fiscal year will receive a five-year option to purchase 5,000 shares of Common Stock, exercisable at the then-current fair market value of the Company's Common Stock.

     Equity Compensation Plan for Nonemployee Directors.  In
     --------------------------------------------------
February and March 1993, respectively, the Company's Board of Directors and stockholders approved the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors (the "Director Equity Plan"). The Director Equity Plan authorizes the issuance of up to 150,000 shares of Common Stock to nonemployee directors of the Company. The Director Equity Plan enables the Company to conserve cash with respect to nonemployee directors who have elected to participate.

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

     In addition, Nonemployee Directors also may elect to receive their meeting fees in Common Stock rather than cash. The number of shares issued to a Nonemployee Director making such an election is equal to the then-current meeting fee -- currently $800 per Board meeting attended, $500 per teleconference Board meeting and $500 per Board committee meeting attended ($750 if Chairman of the committee)
- - - -- divided by 95% of the fair market value of the Company's Common Stock on the date of the meeting in question. Common Stock issued in lieu of meeting fees is not forfeitable.

     Board members who are also officers do not receive any separate compensation or fees for attending Board or committee meetings, although they may receive option grants under the Company's Employee Stock Option Plan.

     On November 30, 1994 the Company entered into a Consulting and Non-Competition Agreement with Roy L. Morgan ("Agreement"). The Employment Agreement between the Company and Mr. Morgan previously in effect terminated on December 31, 1994, at which time his resignation as President of the Company became effective. Mr. Morgan continues as a director of the Company. Under the terms of the Agreement, Mr. Morgan will remain a consultant to the Company through July 1, 1999, and is subject to a global non-competition restriction for the term of the Agreement. In consideration of Mr. Morgan's consulting services and non-compete agreement, Mr. Morgan received $7,500 on January 1, 1995, and will receive a semi-annual payment of $37,263 commencing July 1, 1995 for the term of the Agreement. In addition, and in connection with the cancellation of his previously issued employee options, Mr. Morgan was granted replacement options for 200,000 shares exercisable at $1.75 per share, the fair market value of the Common Stock on the option grant date.

     During fiscal year 1994, the Company paid approximately $27,000 to Donald R. Segner in consideration of aviation consulting services provided by Mr. Segner to the Company during the fiscal year, independent of his service to the Company as a director. Mr. Segner initially provided these consulting services on retainer, pursuant to a Consulting Agreement entered into with the Company in October 1993. Effective October 1994, and in connection with the Company's recent restructuring, Mr. Segner and the Company have terminated the Consulting Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company during early calendar year 1994 consisted of Messrs. Miller (Chairman), Gray, Schreier (then Chief Executive Officer of the Company) and Belsey. Following Mr. Schreier's resignation from the Company and Mr. Belsey's appointment as Chief Executive Officer, the membership of the Compensation Committee was revised so that it now consists of Messrs. Miller (Chairman), Gray and J. Bernstein

     In December 1993, Americas Partners, a New York general partnership composed of Joseph Bernstein, Ralph Bernstein and Morad Tahbaz, each currently a director of the Company, co-guaranteed a $2,500,000 short-term credit extended to the Company by Swiss Bank Corporation, New York branch. In consideration of this co-guaranty, the Company granted Americas Partners warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.625 per share (later reduced to $6.00 per share), exercisable for a term of five years from the warrant issuance date. The warrant was reissued in May 1995 to reduce the exercise price to $3.00 per share in consideration of the events discussed below.

     In February 1994, Americas Partners agreed to make a bridge loan of $250,000 to Air Medica Movil, S.A. de C.V. ("AMM"), an air medical transportation joint venture in Mexico City, Mexico to which the Company is a party. The loan was convertible at any time into ten percent of the post-conversion outstanding shares of AMM and was non-recourse as to the Company. Americas Partners had an option to provide or arrange for the balance of up to $2,000,000 of third party financing for the venture on terms satisfactory to the venture and to the partnership. In consideration of this loan, the Company granted Americas Partners five-year warrants to purchase 150,000 shares of Common Stock at an exercise price of $6.00 per share. In May, 1995, the warrant was reissued to reduce the exercise price to $3.00 per share in consideration of the assignment by Americas Partners of the note and all other rights relating to AMM to the Company.
Ralph Bernstein and Morad Tahbaz were elected directors of the Company in connection with the establishment of a Finance Committee and a Marketing and New Business Committee of the Company's Board of Directors, and the approval of the original financing commitment for AMM. Mr. Tahbaz has also been designated to serve as director of AMM.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of June 15, 1995, the beneficial ownership of the Company's issued and outstanding Common
Stock: (i) by each person who owns of record (or is known by the Company to own beneficially) more than 5% of the Common Stock or as to which he has the right to acquire within 60 days of June 15, 1995,
(ii) by each director of the Company and certain executive officers of the Company; and (iii) by all directors and officers as a group (thirteen persons).

                                                 Percentage of
Name and Address              No. of Shares     Common Stock/1/
- - - ------------------------    ----------------    ---------------

Americas Tower Partners        1,155,000/2/          14.4
520 Madison Avenue
New York, NY  10022

George W. Belsey                 112,203/3/           1.4
7301 South Peoria
Englewood, CO  80112

Joseph E. Bernstein            1,385,000/4/          17.2
520 Madison Avenue
New York, NY  10022

Ralph J. Bernstein             1,355,000/5/          16.8
520 Madison Avenue
New York, NY  10022

Marius Burke, Jr.                 85,775/6/           1.0
7301 South Peoria
Englewood, CO  80112

Samuel H. Gray                    41,839/7/         /*/
95 Madison Avenue
Morristown, NJ  07960

Maurice L. Martin, Jr.           163,433/8/           2.0
7301 South Peoria
Englewood, CO  80112

Lowell D. Miller, Ph.D.           54,488/9/         /*/
16940 Stonehaven
Belton, MO  64012

Roy L. Morgan                    397,220/10/          4.9
7301 South Peoria
Englewood, CO  80112

Michael G. Prieto                 12,333/11/        /*/
7301 South Peoria
Englewood, CO  80112

W. Terrance Schreier                 175            /*/
c/o 7301 South Peoria
Englewood, CO  80112

Donald R. Segner                  16,916/12/        /*/
290 Arch Street
Laguna Beach, CA  92651

Morad Tahbaz                     200,000/13/          2.5
520 Madison Avenue
New York, NY  10022

All Directors and Officers     2,202,672/14/         24.7
  as a group (thirteen persons)
____________________
/*/  Less than one percent (1%) of the 8,075,023 shares of Common
     Stock outstanding on June 15, 1995.
/1/ Does not give effect to the potential exercise of outstanding options and warrants except as described in the notes below.

/2/ These shares are beneficially owned by Americas Tower Partners, Joseph Bernstein, Ralph Bernstein and a number of corporations and partnerships controlled by Joseph and Ralph Bernstein.
/3/ Includes 104,444 shares which may be purchased within 60 days upon the exercise of stock options at $3.00 and $3.50 per share.
/4/ Includes 1,155,000 shares held by Americas Tower Partners, a partnership controlled by Mr. J. Bernstein, 200,000 shares issuable upon the exercise of warrants at an exercise price of $3.00 per share, owned by Americas Partners, of which Mr. J. Bernstein is a general partner, and 30,000 shares owned of record by the J.B. Trust of which J. Bernstein's children are sole beneficiaries, as to which shares Mr. J. Bernstein holds shared voting and investment power.
/5/ Includes 1,155,000 shares held by Americas Tower Partners, a partnership controlled by Mr. R. Bernstein, and 200,000 shares issuable upon the exercise of warrants at an exercise price of $3.00 per share, owned by Americas Partners, of which Mr. R. Bernstein is a general partner.
/6/ Includes 341 shares held by Mr. Burke's wife, as to which shares Mr. Burke disclaims beneficial ownership, and 77,288 shares which may be purchased within 60 days upon the exercise of stock options at various prices ranging from $3.00 to $12.125 per share.
/7/ Includes 3,229 shares and options exercisable within 60 days to purchase 6,667 shares at $6.25 per share owned by The Morris Consulting Group, Inc., of which Mr. Gray is Chief Executive Officer and a 50% stockholder, and options to purchase 21,666 shares at prices ranging from $3.00 to $9.375 per share.
/8/ Includes 160,833 shares which may be purchased within 60 days upon the exercise of stock options at prices ranging from $3.00 to $7.00 per share.
/9/ Includes 500 shares owned by Mr. Miller's wife, as to which he disclaims beneficial ownership, and 45,832 shares which may be purchased within 60 days upon the exercise of stock options at various prices ranging from $3.00 to $13.50 per share.
/10/ Includes 95,548 shares owned by Mr. Morgan's wife, as to which he disclaims beneficial ownership, and 200,000 shares which may be purchased within 60 days upon the exercise of stock options at $1.75 per share.
/11/ Includes 8,333 shares which may be purchased within 60 days upon the exercise of stock options at $11.375 per share.
/12/ Includes 16,666 shares which may be purchased within 60 days upon the exercise of stock options at prices ranging from $3.00 to $9.00 per share, and 250 shares held in trust as to which Mr. Segner holds shared voting and investment power.
/13/ Consists of warrants to purchase 200,000 shares at an exercise price of $3.00 per share, owned by Americas Partners, of which Mr. Tahbaz is a general partner.
/14/ Includes 841,729 shares which may be purchased within 60 days upon the exercise of outstanding stock options or warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See discussion at Item 11, "Compensation Committee Interlocks and Insider Participation."

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  Documents filed as part of the report:

     1.   Financial Statements included in Item 8 of this report:

          Independent Auditors' Report.
          Consolidated Balance Sheets, December 31, 1994 and June 30,
               1994.
          Consolidated Statements of Operations for the six months ended December 31, 1994 and years ended June 30, 1994, 1993 and 1992.
          Consolidated Statements of Stockholders' Equity for the six months ended December 31, 1994 and years ended June 30, 1994, 1993 and 1992.
          Consolidated Statements of Cash Flows for the six months ended December 31, 1994 and years ended June 30, 1994, 1993 and 1992.
          Notes to Financial Statements.

     2. Financial Statement Schedules included in Item 8 of this report:

          All supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

     3.   Exhibits:

Exhibit
Number    Description of Exhibits
- - - -------   -----------------------
    3.1   Certificate of Incorporation/1/

    3.2   Amendments to Certificate of Incorporation/2/

    3.3   By-Laws as Amended/12/

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

    4.5   Form of Sands Brothers Warrant/3/

    4.6 Warrant Agreement, dated April 6, 1993, between the Company and C.C.R.I. Corporation/10/

    4.7   Warrant Agreement dated February 14, 1994, between the
          Company and CCRI Corporation/11/

    4.8 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued December 28, 1993

    4.9 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued February 21, 1994

   10.1 Air Methods Corporation Employee Stock Option Plan, as amended/13/

   10.2   Nonemployee Director Stock Option Plan, as amended/10/

   10.3   Restricted Stock Bonus Plan, as amended/10/

   10.4 Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993/4/

   10.5   Amended and Restated Warrant Agreement, dated as of
          October 10, 1990, by and between the Company and Fritzsche Pambianchi & Associates, Inc./7/

   10.6 Option Agreement, dated June 12, 1990, between the Company and Lowell D. Miller/8/

   10.7   Option Agreement, dated December 28, 1990, between the
          Company and Lowell D. Miller/8/

   10.8 Option Agreement, dated July 18, 1991, between the Company and Lowell D. Miller/10/

   10.9   Form of Option Agreement between the Company and Alfred
          Bjorseth10

   10.10  Form of Option Agreement between the Company and Marlis E.
          Smith/10/

   10.11  Warrant Agreements, dated April 29, 1993, between the
          Company and Bart Gutekunst/10/

   10.12 Warrant Agreement, dated April 28, 1993, between the Company and Gerald Grayson/10/

   10.13  Exchange Agreement and Plan of Reorganization, dated
          November 12, 1991, by and among the Company and the shareholders of Air Methods-Colorado (excluding schedules)/9/

   10.14 Form of Consulting Agreement, dated November 30, 1994, between the Company and Roy L. Morgan

   10.15 Employment Agreement, dated November 12, 1991, between the Company and Maurice L. Martin, Jr./2/

   10.16  Employment Agreement, dated June 1, 1994, between the
          Company and George Belsey/12/

   10.17 Employment Agreement, dated November 30, 1993, between the Company and Michael Prieto/12/

   10.18 Employment Agreement, dated November 12, 1991, between the Company and Marius Burke, Jr./2/

   10.19 Research, Clinical Development and Option Agreement, dated February 12, 1992, between the Company and Oncotech, Inc./2/

   10.20 Research and Licensing Agreement, dated December 6, 1993, between the Company and Phylomed/12/

   10.21 Equipment Leases, and Warrant Agreements, dated July 25, 1992, between the Company and Ventana Leasing, Inc. or
          Praktikerfinans AB/2/

   10.22 Exchange Agreement, dated September 10, 1993 by and among the Company and the shareholders of Golden Eagle Aviation, Inc./5/

   10.23 Stock Purchase Agreement, dated September 21, 1994 by and between the Company and Centennial Express Airlines, Inc.

   23     Consent of KPMG Peat Marwick, LLP

   27     Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the six-month transition period ended December 31, 1994.
____________________

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

/12/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

/13/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date: June 26, 1995           By: /s/ George W. Belsey
                                 --------------------------------
                                 George W. Belsey
                                 Chairman of the Board
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


George W. Belsey         Chairman of the Board          June 26, 1995
- - - -----------------------  Chief Executive Officer
George W. Belsey         Interim Principal Financial
                         and Accounting Officer

                         Director                       June 26, 1995
- - - -----------------------
Roy L. Morgan

Joseph E. Bernstein      Director                       June 26, 1995
- - - -----------------------
Joseph E. Bernstein

Ralph J. Bernstein       Director                       June 26, 1995
- - - -----------------------
Ralph J. Bernstein

Samuel H. Gray           Director                       June 26, 1995
- - - -----------------------
Samuel H. Gray

Lowell D. Miller, Ph.D.  Director                       June 26, 1995
- - - -----------------------
Lowell D. Miller, Ph.D.

Donald R. Segner         Vice-Chairman of the Board     June 26, 1995
- - - -----------------------
Donald R. Segner

Morad Tahbaz             Director                       June 26, 1995
- - - -----------------------
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY



                           TABLE OF CONTENTS
- - - -----------------------------------------------------------------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-1

CONSOLIDATED FINANCIAL STATEMENTS
- - - ---------------------------------
     CONSOLIDATED BALANCE SHEETS,
     December 31, 1994 and June 30, 1994 . . . . . . . . . . . . . F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Six Months Ended December 31, 1994 and Years Ended
          June 30, 1994, 1993, and 1992  . . . . . . . . . . . . . F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Six Months Ended December 31, 1994 and Years Ended
          June 30, 1994, 1993, and 1992  . . . . . . . . . . . . . F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Six Months Ended December 31, 1994 and Years Ended
          June 30, 1994, 1993, and 1992  . . . . . . . . . . . . . F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     December 31, 1994 and June 30, 1994 . . . . . . . . . . . . . F-8


All supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                     Independent Auditors' Report
                     ----------------------------



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION

We have audited the accompanying consolidated financial statements of Air Methods Corporation and subsidiary as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1994 and June 30, 1994, and the results of their operations and their cash flows for the six months ended December 31, 1994 and each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles.




                                        KPMG PEAT MARWICK LLP
                                        KPMG Peat Marwick LLP

Denver, Colorado
June 8, 1995

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1994 AND JUNE 30, 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- - - ----------------------------------------------------------------------

                                                                            December 31,     June 30,
Assets                                                                          1994           1994
- - - ------                                                                      ------------     -------
Current assets:
  Cash and cash equivalents                                                   $   696          3,421
  Short-term investments                                                           --             20
  Current installments of notes receivable                                        324            309
  Receivables (note 5):
    Trade                                                                         900            978
    Insurance proceeds                                                             49             --
    Employees and other                                                            65             72
                                                                               ------         ------
                                                                                1,014          1,050

  Inventories (note 5)                                                          1,522          1,329
  Work-in-process on medical interior contracts                                   240            174
  Assets held for sale (notes 4 and 5)                                          4,529          5,065
  Prepaid insurance                                                             1,221             --
  Other prepaid expenses                                                          290            273
                                                                               ------         ------

    Total current assets                                                        9,836         11,641
                                                                               ------         ------

Equipment and leasehold improvements (notes 2, 5, and 6):
  Flight and ground support equipment                                          36,900         36,232
  Furniture and office equipment                                                1,161          1,145
                                                                               ------         ------
                                                                               38,061         37,377
  Less accumulated depreciation and amortization                               (4,667)        (3,484)
                                                                               ------         ------

    Net property and equipment                                                 33,394         33,893
                                                                               ------         ------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $308 and $259 at December 31,
  1994 and June 30, 1994, respectively (notes 2, 3, and 4)                      2,119          2,168
Notes receivable, less current installments                                     2,197          2,361
Patent application costs and other assets, net of accumulated amortization of $424 and $383 at December 31, 1994 and June 30,
  1994, respectively (note 5)                                                   1,267          1,837
                                                                               ------         ------

    Total assets                                                              $48,813        $51,900
                                                                               ======         ======

                                                                                                    (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
- - - ----------------------------------------------------------------------

                                                                            December 31,     June 30,
Liabilities and Stockholders' Equity                                            1994           1994
- - - ------------------------------------                                        ------------     -------
Current liabilities:
  Notes payable (note 5)                                                      $ 2,278          1,054
  Current installments of long-term debt (note 5)                               4,870          5,921
  Current installments of obligations under capital leases (note 6)               722            706
  Accounts payable                                                                746            915
  Accrued overhaul and parts replacement costs                                    804            809
  Deferred revenue                                                                 10          1,011
  Accrued restructuring expenses (note 4)                                         114            291
  Other accrued liabilities                                                     2,184          2,687
                                                                              --------       --------

      Total current liabilities                                                11,728         13,394
                                                                              --------       --------

Long-term debt, less current installments (note 5)                              7,569          8,110
Obligations under capital leases, less current installments (note 6)            5,302          5,672
Accrued overhaul and parts replacement costs                                    4,559          3,961
Other liabilities                                                                 945            945
                                                                              --------       --------

      Total liabilities                                                        30,103         32,082
                                                                              --------       --------

Stockholders' equity (notes 2, 3, and 7):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued and outstanding                                                    --             --
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,051,765 and 8,041,518 shares at December 31, 1994
    and June 30, 1994, respectively                                               482            482
  Additional paid-in capital                                                   49,572         49,504
  Accumulated deficit                                                         (31,343)       (30,167)
                                                                              --------       --------
                                                                               18,711         19,819
  Treasury stock, 25,606 shares at December 31, 1994 and
    June 30, 1994                                                                  (1)            (1)
                                                                              --------       --------

      Total stockholders' equity                                               18,710         19,818
                                                                              --------       --------

Commitments and contingencies (notes 6 and 13)

      Total liabilities and stockholders' equity                              $48,813        $51,900
                                                                              =======        =======
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

- - - ----------------------------------------------------------------------

                                                    Six Months
                                                       Ended                         Year Ended June 30,
                                                    December 31,       ---------------------------------------------
                                                        1994                  1994           1993           1992
                                                    ------------             ------         ------         ------
Revenue:
  Flight revenue (note 8)                                $13,081           $25,346         21,468         11,855
  Sales of medical interiors and products                    709             2,552          3,872            892
  Gain on disposition of assets (note 3)                     102                --             --             --
                                                         --------           -------        -------        -------
                                                          13,973            27,898         25,340         12,747

Operating expenses:
  Flight centers                                           4,427             8,626          7,017          3,819
  Aircraft operations                                      4,445             8,188          5,483          4,520
  Aircraft rental (note 6)                                   994             2,915          3,153          1,978
  Cost of medical interiors and products sold                963             2,599          3,228            841
  Depreciation and amortization                            1,272             2,196          1,438            908
  General and administrative                               2,176             5,761          4,479          3,984
  Loss on disposition of assets                               --               790             --             --
  Restructuring and other non-recurring expenses
    (note 4)                                                  --             3,010             --             --
                                                         --------           -------        -------        -------
                                                          14,277            34,085         24,798         16,050
                                                         --------           -------        -------        -------

    Operating income (loss)                                 (304)           (6,187)           542         (3,303)

Other income (expense):
  Interest expense                                          (717)           (1,246)        (1,082)          (613)
  Interest and dividend income                               163               188            121            355
  Merger termination expense (note 11)                      (305)               --           (272)            --
  Other, net (note 11)                                       (13)              170            257            962
                                                         --------          --------       --------       --------

    Loss before extraordinary item                        (1,176)           (7,075)          (434)        (2,599)

Extraordinary item -- gain (loss) on early
  extinguishment of debt (notes 5 and 6)                      --              (182)           173             --
                                                         --------          --------       --------       --------

    Net loss                                             $(1,176)           (7,257)          (261)        (2,599)
                                                         ========          ========       ========       ========

Loss per common share before extraordinary item            $(.15)            (1.00)          (.13)         (1.42)
Gain (loss) on early extinguishment of debt per
  common share                                                --              (.03)           .05             --
                                                         --------          --------       --------       --------

    Loss per common share                                  $(.15)            (1.03)          (.08)         (1.42)
                                                           ======            ======         ======         ======

Weighted average number of common shares outstanding   8,023,225         7,056,445      3,453,111      1,829,456
                                                       ==========        ==========     ==========     ==========
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED DECEMBER 31, 1994 AND YEARS ENDED JUNE 30, 1994, 1993
AND 1992
(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
- - - ----------------------------------------------------------------------

                                             Common Stock       Treasury Stock    Additional              Total stock-
                                           -----------------    -----------------  paid-in    Accumulated    holders'
                                           Shares     Amount    Shares    Amount   capital      deficit      equity
                                           ------     ------    ------    ------  ----------  -----------  ------------
BALANCES AT JULY 1, 1991                  1,420,149   $  85          --   $  --      26,570      (20,050)      6,605

Issuance of common shares for options
  exercised and services rendered            20,937       1          --      --         124           --         125
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --          26           --          26
Payment for fractional shares resulting
  from reverse stock split                     (840)     --          --      --          (2)          --          (2)
Issuance of common shares in business
  combination (note 2)                      692,730      42      93,843      (6)      1,702           --       1,738
Net loss                                         --      --          --      --          --       (2,599)     (2,599)
                                          ----------   -----     -------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1992                 2,132,976     128      93,843      (6)     28,420      (22,649)      5,893

Issuance of common shares for options
  exercised and services rendered             5,030      --          --      --          53           --          53
Issuance of common shares in private
  offering, net of syndication costs of
  $1,470 (note 7)                         2,386,839     144          --      --       5,547           --       5,691
Issuance of common shares under the
  Restricted Stock Plan (note 7)            102,907       6          --      --          (6)          --          --
Amortization of deferred compensation
  expense (note 7)                              --       --          --      --         191           --         191
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                        (1,770)     --          --      --          (1)          --          (1)
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $250 (note 7)                    636,148      38          --      --       2,577           --       2,615
Net loss                                         --      --          --      --          --         (261)       (261)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1993                 5,262,130     316      93,843      (6)     36,781      (22,910)     14,181

Issuance of common shares for options
  exercised and services rendered           533,798      18          --      --       1,306           --       1,324
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $429 (note 7)                  1,272,626      90          --      --       5,411           --       5,501
Issuance of common shares in private
  offering (note 7)                       1,011,190      61          --      --       5,669           --       5,730
Issuance of common shares in
  acquisition (note 3)                       55,617       3          --      --         437           --         440
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --         218           --         218
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                            --      --          --      --          (8)          --          (8)
In-kind tax withholding elected by
  employees under the Restricted Stock
  Plan (note 7)                                  --      --      25,606      (1)       (310)          --        (311)
Cancellation of treasury shares             (93,843)     (6)    (93,843)      6          --           --          --
Net loss                                         --      --          --      --          --       (7,257)     (7,257)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1994                 8,041,518     482      25,606      (1)     49,504      (30,167)     19,818

Issuance of common shares for options
  exercised and services rendered            10,247      --          --      --          60           --          60
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --          10           --          10
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                            --      --          --      --          (2)          --          (2)
Net loss                                         --      --          --      --          --       (1,176)     (1,176)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT DECEMBER 31, 1994             8,051,765    $482      25,606    $ (1)     49,572      (31,343)     18,710
                                          ==========   =====    ========   =====     =======     ========     =======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
- - - ----------------------------------------------------------------------

                                                                   Six Months
                                                                     Ended                  Year Ended June 30,
                                                                  December 31,        -------------------------------
                                                                      1994                1994      1993      1992
                                                                  -------------          ------    ------    ------
Cash flows from operating activities:
  Net loss                                                            $(1,176)           (7,257)     (261)    (2,599)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Provision for restructuring and other non-recurring
      expenses                                                             --             2,218        --        --
    Depreciation and amortization expense                               1,272             2,196     1,438       908
    Common stock and options issued for services and
      in connection with employee stock compensation
      agreements, net of forfeitures                                       69               (94)      243       149
    Loss (gain) on retirement and sale of equipment                      (102)              790       (12)     (321)
    Loss (gain) on early extinguishment of debt                            --               182      (173)       --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Decrease (increase) in receivables                                   36             2,043    (1,121)     (678)
      Increase in inventories                                            (193)              (53)   (1,166)     (182)
      Decrease (increase) in prepaid expenses and other
        current assets                                                    844              (180)      295      (360)
      Increase in work-in-process on medical interior
        contracts                                                         (66)             (153)      (81)      (87)
      Decrease in accounts payable, other accrued
        liabilities, and accrued restructuring expenses                  (716)             (189)     (376)   (2,069)
      Increase (decrease) in accrued overhaul and parts
        replacement costs                                                 404               860      (432)      237
      Increase (decrease) in deferred revenue and other
        liabilities                                                    (1,001)              676        95       414
                                                                      --------          --------   -------   -------
        Net cash provided (used) by operating activities                 (629)            1,039    (1,551)   (4,588)
                                                                      --------          --------   -------   -------
Cash flows from investing activities:
  Net cash used in acquisition of Golden Eagle
    Aviation, Inc.                                                         --              (451)       --        --
  Acquisition of equipment and leasehold improvements                    (981)          (16,101)   (6,561)   (3,104)
  Proceeds from retirement and sale of equipment                          790               618     2,093       725
  Decrease (increase) in notes receivable, patent
    application costs, and other assets                                   425              (307)     (654)     (190)
  Proceeds from sale or maturity of short-term
    investments                                                            21               504     1,378     4,129
  Purchase of short-term investments                                       --                --      (472)   (3,991)
  Payments for acquisition costs                                           --                --        --      (482)
                                                                      --------          --------   -------   -------
        Net cash provided (used) by investing activities                  255           (15,737)   (4,216)   (2,913)
                                                                      --------          --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   --            12,898    10,026       591
  Payments for syndication and solicitation costs                          --            (1,252)   (1,720)       --
  Net borrowings (repayments) under short-term notes
    payable                                                              (856)             (117)     (268)      486
  Proceeds from long-term debt                                             --             7,851     4,049     1,876
  Payments of long-term debt                                           (1,141)           (4,007)   (2,318)     (357)
  Payments of capital lease obligations                                  (354)           (1,882)     (473)     (488)
                                                                      --------          --------   -------   -------
        Net cash provided (used) by financing activities               (2,351)           13,491     9,296     2,108
                                                                      --------          --------   -------   -------
        Increase (decrease) in cash and cash equivalents               (2,725)           (1,207)    3,529    (5,393)

Cash and cash equivalents at beginning of period                      $ 3,421             4,628     1,099     6,492
                                                                      --------          --------   -------   -------
Cash and cash equivalents at end of period                            $   696             3,421     4,628     1,099
                                                                      ========          ========   =======   =======
Interest paid in cash during the period                               $   718             1,243     1,158       645
                                                                      ========          ========   =======   =======

                                                                                                         (Continued)


AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

- - - ----------------------------------------------------------------------

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

Short-term notes payable of $2,347,000 were assumed to finance the Company's annual hull and liability, workers' compensation, and directors' and officers' insurance policies during the six months ended December 31, 1994.

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1994 AND JUNE 30, 1994
- - - ----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation

     The accompanying consolidated financial statements consist of the accounts of Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"). As discussed more fully in note 3, in September 1994 the Company sold all of the outstanding shares of common stock of Golden Eagle Charters, Inc. ("Golden Eagle"), formerly a wholly owned subsidiary of the Company. During fiscal year 1993, Cell Technology Biosciences, Inc., another wholly owned subsidiary, was dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.


     As discussed more fully in note 2, on November 12, 1991, Cell Technology, Inc. acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation (AMC). On
     November 13, 1991, AMC was merged into the Company and the Company changed its name to Air Methods Corporation.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $565,000 and $2,427,000 at December 31, 1994 and June 30, 1994, respectively, consist of short-term money market funds.

     Short-Term Investments

     Short-term investments, which consisted of certificates of deposit, had maturities of greater than 90 days but less than one year and were recorded at cost, which approximated market value.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process on Medical Interior Contracts

     Work-in-process on medical interior contracts represents costs of the installation of medical equipment and modification of aircraft for third parties. Revenue relating to fixed fee contracts is recognized using the completed contract method of accounting.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification. If the modified aircraft is leased by the Company in its operations, the revenue is deferred and recognized over the term of the lease.

     Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred.

     Assets Held for Sale

     Assets held for sale consist primarily of aircraft designated for disposal within one year and are valued at the lower of cost or estimated net realizable value. Net realizable value is determined primarily by individual market studies; estimated carrying costs of the assets prior to disposal are included in the calculation of net realizable value. Depreciation is discontinued when an asset is designated for disposal. Debt collateralized by assets held for sale is classified in the financial statements as current.

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

                                                              Residual
     Description                                   Lives       value
     ----------------------------------------   -----------   --------
     Hangar                                       40 years       10%
     Helicopters, including medical equipment   8-25 years       25%
     Airplanes, including medical equipment     8-20 years      0-10%
     Ground support equipment                   5-10 years      0-10%
     Furniture and office equipment             3-10 years       --

     Leasehold improvements to hangar and office space are amortized using the straight-line method over the terms of the leases.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     Excess of Costs Over the Fair Value of Net Assets Acquired

     Excess of cost over the fair value of net assets acquired, or goodwill, is being amortized using the straight-line method over 25 years. Periodically the Company evaluates the recoverability of goodwill based upon undiscounted earnings projections. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses, or a forecasted inability to achieve at least break-even results over an extended period. Should an impairment in value be indicated, the carrying value of goodwill will be adjusted accordingly.

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

     Uncollectible trade receivables are charged to operations using the allowance method. The allowance for uncollectible receivables was not significant at December 31, 1994 and June 30, 1994.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     Income Taxes

     The Company accounts for income taxes using the asset and liability method of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (Statement 109). Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date.

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
                                                          =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

(3)  ACQUISITION AND SALE OF SUBSIDIARY

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
                                                           =======

     The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations of Golden Eagle have been included with those of the Company since the effective date of the Agreement.

     As discussed more fully in note 4, in the third quarter of fiscal 1994, the Company discontinued substantially all of the unprofitable airplane charter operations of Golden Eagle and wrote off the balance of goodwill related to the purchase of Golden Eagle as part of the restructuring. Losses from Golden Eagle's charter operations from the date of acquisition through June 30, 1994 totaled $677,000. On September 21, 1994, the Company sold all of the outstanding shares of common stock of Golden Eagle to a company in exchange for $10,000 and the assumption of certain liabilities of Golden Eagle. The Company recorded a gain of $126,000 on the sale.

(4)  BUSINESS RESTRUCTURING

     During the third and fourth quarters of fiscal 1994, the Company implemented a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, a reduction in the Company's work force, and the disposal of selected assets. Also included in the restructuring was the cancellation of

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     a proposed debt refinancing and public preferred stock offering in the third quarter of 1994. With the exception of severance pay related to the reduction in the work force and certain placement fees for the proposed preferred stock offering, the restructuring expenses consisted of non-cash charges including the write-off of previously recorded assets. Valuation allowances established for assets designated for disposal are classified with other gains and losses on the disposition of assets in the accompanying financial statements.

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
                                                           ------
                                                           $3,010
                                                           ======

     Accrued restructuring expenses as of December 31, 1994, consist of severance pay.

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at December 31, 1994 and June 30, 1994 (amounts in thousands):

                                                                              December 30,     June 30,
                                                                                  1994           1994
                                                                              ------------     --------
          Borrowings under a note with a company with interest
            at prime rate (6% at December 31, 1994), due upon
            delivery of two helicopters.  Subsequent to
            December 31, 1994, the note was cancelled.  See
            further discussion in Note 13.                                       $  267           534
          Borrowings under a $2 million line of credit with
            interest at prime rate (8.5% at December 31, 1994),
            collateralized by certain receivables and inventories                   500           505
          Borrowings under an unsecured note with a company
            with interest at 5.73%, due in monthly installments
            of principal and interest through June 1, 1995                        1,249            --
          Borrowings under an unsecured note with a company
            with interest at 7.25%, due in monthly installments
            of principal and interest through July 1, 1995                          128            --
          Other                                                                     134            15
                                                                                  -----         -----

                                                                                 $2,278         1,054
                                                                                  =====         =====

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     Long-term debt consists of the following at December 31, 1994 and June 30, 1994 (amounts in thousands):

                                                                           1994      1993
                                                                          ------    ------
     Notes payable to one lender with interest at 9.94%,
       due in monthly payments of principal and interest
       through August 2001, collateralized by equipment,
       receivables, inventories, and other intangible assets              $ 4,893    5,145
     Notes payable to one lender with interest at 8.5%, due
       in monthly payments of principal and interest through
       September 2000, collateralized by flight equipment                   2,505    3,770
     Note payable to a company with interest at 9.25%, due
       in monthly payments of principal and interest through
       December 2001, collateralized by a hangar                              253      266
     Note payable to a company with monthly interest
       payments at prime rate plus 1% (9.5% at December 31,
       1994).  Paid in full on March 16, 1995                               3,819    3,819
     Note payable to a company with interest at 11%, due in
       monthly payments of principal and interest through
       February 29, 2002, collateralized by equipment,
       receivables and inventories                                            594      620
     Note payable to a company with interest at 10%, due in
       monthly payments of principal and interest through
       May 2000, collateralized by flight equipment                           334      357
     Unsecured 13% note payable to a stockholder, due in
       monthly payments of principal and interest through
       December 1996                                                           15       17
     Other                                                                     26       37
                                                                          --------  -------
                                                                           12,439   14,031
     Less current installments                                             (4,870)  (5,921)
                                                                          --------  -------
                                                                          $ 7,569  $ 8,110
                                                                          =======   =======

     All debt collateralized by assets held for sale is classified as current.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

        Year ending December 31:
                  1995               $  4,870
                  1996                  1,154
                  1997                  1,292
                  1998                  1,389
                  1999                  1,528
                  Thereafter            2,206

                                      $12,439

     In the six months ended December 31, 1994 and the year ended June 30, 1994, the Company retired debt totaling $1,048,000 and $2,056,000 respectively, prior to the scheduled maturities. In 1993, the Company retired debt totaling $642,000 prior to the scheduled maturities and recognized gains of $173,000 on the early extinguishment of the debt.

     Total interest expense incurred by the Company on notes, long-term debt, and capital leases during the six months ended
     December 31, 1994 was $930,000, of which $213,000 was
     capitalized.

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under operating and capital leases. As of December 31, 1994, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):
                                               Capital  Operating
                                               leases    leases
                                               -------  ---------
       Year ending December 31:
         1995                                   $ 1,154     2,387
         1996                                     1,119     2,203
         1997                                     1,119     2,201
         1998                                     1,119     1,775
         1999                                       714     1,517
         Thereafter                               2,628     4,382
                                                 -------  -------
           Total minimum lease payments           7,853   $14,465
                                                          =======
         Less amounts representing interest      (1,829)
                                                 -------
           Present value of minimum capital
             lease payments                       6,024
                                                 -------
         Less current installments                 (722)
                                                 -------
                                                 $5,302
                                                 =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     Rent expense relating to operating leases totaled $1,234,000, $3,434,000, $3,462,000, and $2,195,000 for the six months ended
     December 31, 1994 and years ended June 30, 1994, 1993 and 1992, respectively.

     On July 25, 1992, the Company entered into two equipment leases with Ventana Leasing, Inc. ("Ventana") for the lease of two helicopters. A former director of the Company is a 50% owner of Ventana. In December 1993 the Company retired one of the Ventana capital lease obligations for a total of $1,167,000 and recorded a loss of $182,000 on the early extinguishment of this obligation.

     The remaining capital lease with Ventana is for a term of seven years at an annual cost to the Company of approximately $301,000. Lease payments are fixed for the first five years of the lease term, after which Ventana may increase the lease payments within certain limits to account for any increases in Ventana's debt servicing costs on the leased aircraft. The lease provides that the Company will pay Ventana $337,500 upon termination of the lease to purchase the aircraft. In September 1992, the Company entered into an additional equipment lease with Ventana covering certain telephone and computer equipment. The lease has a three-year term at an annual cost to the Company of approximately $50,000, and provides that the Company will purchase the leased equipment at the end of the lease term.

     At December 31, 1994 and June 30, 1994, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $10,359,000 and $10,598,000, respectively.

(7)  STOCKHOLDERS' EQUITY

     (a)  Warrants

          In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued and are outstanding as of December 31, 1994:

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

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

     (b)  Stock Option Plans

          The Company has a Stock Option Plan (the Plan) which, as amended in October 1993 and February 1995, provides for the granting of incentive stock options (ISOs) and nonincentive stock options (non-ISOs), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 1,500,000 shares of common stock are reserved for options. The Company also grants non-ISOs outside of the Plan.

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

          At December 31, 1994, options issued to a consulting group to purchase 6,667 shares of common stock at an exercise price of $6.25 per share were

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

          outstanding. A director of the Company is the chief executive officer and a 50% owner of the consulting group.

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the six months ended December 31, 1994 and the years ended June 30, 1994, 1993 and 1992:

                                                            ISOs         Non-ISOs        Total
                                                          --------      ----------     ---------
          Outstanding at June 30, 1991                    120,885        153,751        274,636

          Granted                                         118,613         93,333        211,946
          Canceled                                        (35,864)            --        (35,864)
          Exercised                                        (4,708)            --         (4,708)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1992                    198,926        247,084        446,010

          Granted                                         113,474         90,864        204,338
          Canceled                                        (11,702)        (2,916)       (14,618)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1993                    300,698        335,032        635,730

          Granted                                         854,349         87,666        942,015
          Canceled                                       (445,064)       (72,496)      (517,560)
          Exercised                                       (62,141)        (2,222)       (64,363)
                                                         ---------      ---------      ---------
          Outstanding at June 30, 1994                    647,842        347,980        995,822

          Granted                                          65,773        142,857        208,630
          Canceled                                       (275,691)            --       (275,691)
          Exercised                                           (41)        (4,348)        (4,389)
                                                         ---------      ---------      ---------
          Outstanding at December 31, 1994                437,883        486,489        924,372
                                                         =========      =========      =========
          Exercise prices                             $1.75 to 12.13   1.75 to 13.50
                                                       =============   =============

     (c)  Restricted Stock Plan

          Effective December 3, 1992, the Company established a restricted stock plan authorizing the issuance of up to 300,000 shares of common stock to employees. Under this plan, participating employees elected to reduce their compensation by 2% to 20% for the period from January 9, 1993 to

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

          January 8, 1994. For each $3 by which employees reduced their compensation, the Company issued one share of stock and one option to purchase one share of stock for $3. The Company issued 101,137 shares under this plan to employees and recorded deferred compensation for the value of the options issued and for the excess of the market value of the shares issued on the effective date over the face value of $3 per share. The shares issued under the plan vested over one year; the associated options vest over three years. The Company recorded $10,000, $218,000 and $191,000 of compensation expense under the plan for the six months ended December 31, 1994 and the years ended June 30, 1994 and 1993, respectively. Remaining unamortized deferred compensation was $8,000 and $21,000 as of December 31, 1994 and June 30, 1994, respectively.

          In January 1994 employees who received shares under this compensation plan were allowed to elect to have the Company retain sufficient shares to provide for the payment of their withholding taxes. The Company withheld a number of shares equivalent in value to the taxes owed from the shares issued to employees and placed these shares in treasury stock.

     (d)  Nonemployee Compensation Plan

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

     (f)  Stock Repurchase Plan

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be used to meet the Company's common stock requirements for its employee benefit plans and other purposes. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend
          on market conditions and other factors.   As of December 31,
          1994, no shares had been repurchased under this plan.

(8)  REVENUE

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 7 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portion of the agreements and leases provide for the following revenue for years subsequent to December 31, 1994 (amounts in thousands):

        Year ending December 31:

               1995                             $16,970
               1996                              12,689
               1997                              10,036
               1998                               6,854
               1999                               4,976
               Thereafter                         2,045
                                                -------
                                                $53,570
                                                =======

(9)  INCOME TAXES

     For income tax purposes, the Company has net operating loss carryforwards at December 31, 1994 of approximately $31,600,000 which will expire in varying amounts through the year 2008. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 are as follows (amounts in thousands):

          Deferred tax assets:
            Overhaul and parts replacement cost,
              principally due to the accrual method           $ 1,877
            Assets held for sale, principally due to
              differences in bases                                235
            Accrued restructuring expenses and
              valuation allowances                                433
            Net operating loss carryforwards                   11,062
            Other                                                 246
                                                               -------
              Total gross deferred tax assets                  13,853
            Less valuation allowance                           (9,656)
                                                               -------
              Net deferred tax assets                           4,197
                                                               -------
          Deferred tax liabilities:
            Equipment and leasehold improvements,
              principally due to differences in
              bases and depreciation methods                   (4,090)
            Other                                                (107)
                                                               -------
              Total deferred tax liabilities                   (4,197)
                                                               -------
              Net deferred tax liability                     $     --
                                                               =======

(10) RETIREMENT PLAN

     The Company has a defined contribution retirement plan whereby qualified employees may contribute up to 12% of their annual salaries. The Company contributes an amount equal to 1% of the employees' annual salary and will match 20% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $70,000, $156,000, $126,000, and $41,000 for the six months ended December 31, 1994 and for each of the years in the three-year period ended June 30, 1994, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

(11) PROPOSED BUSINESS COMBINATIONS

     In January 1991, the Company entered into a definitive agreement to purchase all of the outstanding stock of Pioneer Pharmaceuticals, Inc. ("PPI") from Essex Chemical Corporation ("Essex"), a subsidiary of Dow Chemical. On July 1, 1991, the Company notified Essex of its termination of the agreement to purchase PPI. During the year ended June 30, 1992, the Company received $576,000 from Essex as a settlement of certain disputes arising out of the purchase agreement; this amount is included in other income in the accompanying consolidated financial statements.

     In April 1992, the Company agreed in principle to acquire American Air Ambulance, Inc. (AAA). In October 1992, the agreement was allowed to expire. Costs totaling $272,000 relating to the proposed acquisition were charged to merger termination expense in the third quarter of fiscal 1993.

     During the six months ended December 31, 1994, the Company discussed the feasibility of a business combination of the emergency air medical transport business of the Company with Rocky Mountain Helicopters, Inc. ("RMHI"), which was then operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code. In November 1994, the cash portion of the Company's bid for the aeromedical assets of RMHI was exceeded in a bid placed by another party and the Company declined to submit a final bid. The expenses incurred as part of the due diligence process consist primarily of legal and professional fees and comprise the balance of the $305,000 merger termination expense recognized in the six months ended December 31, 1994.

(12) RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1993, the Company contracted with a placement agent, which is partially owned by one of the Company's former directors, to provide services relating to the solicitation for the exercise of public warrants. Fees paid to this agent were $917,000 for the fiscal year ended June 30, 1993.

     During the year ended June 30, 1994, the Company issued five-year warrants to purchase 50,000 shares of common stock to Americas Partners in connection with the guarantee of a $2,500,000 note. The general partners of Americas Partners are directors of the company. The note was paid in full in the third quarter of 1994.

     In February 1994 warrants to purchase an additional 150,000 shares were issued to Americas Partners in connection with a commitment from Americas Partners to contribute funds to cover start-up costs for a Joint Venture in Mexico. The commitment was paid to the Company in full subsequent to June 30, 1994. The exercise price of all of the Americas Partners warrants is $3 per share.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

- - - ----------------------------------------------------------------------

(13) COMMITMENTS AND CONTINGENCIES

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

     Subsequent to December 31, 1994, one of the Company's suppliers cancelled contracts which had required the Company to acquire four helicopters prior to December 1996.

(14) PRIOR YEAR TRANSITION PERIOD (UNAUDITED)

     In March, 1995 the Company announced a change in its fiscal year end from June 30 to December 31. Unaudited operating results for the six months ended December 31, 1993 are presented for comparative purposes and are as follows (amounts in thousands except share and per share amounts):

          Revenue                                         $15,320
          Operating expenses                               14,822
                                                          -------
          Operating income                                    498
          Other expense, net                                 (399)
                                                          -------
          Income before extraordinary item                     99
          Extraordinary item - loss on early
             extinguishment of debt                          (181)
                                                          -------
          Net loss                                         $  (82)
                                                          =======
          Income per common share before
             extraordinary item                            $  .02
          Loss on early extinguishment of debt
             per common share                                (.03)
                                                          -------
          Loss per common share                            $ (.01)
                                                          =======
          Weighted average number of
             common shares outstanding                  6,116,271
                                                        =========