Form 10-KT/A
period 1994-12-31
AIR METHODS CORP
filed 1995-06-29
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             ____________

                             FORM 10-K/A-1

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
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  July 1, 1994   to  December 31, 1994
                               ---------------    ------------------
                   COMMISSION FILE NUMBER   0-16079
                                          -----------
                        AIR METHODS CORPORATION
- ----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0915893
- -----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

7301 SOUTH PEORIA, ENGLEWOOD, COLORADO            80112
- -----------------------------------------  -------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
- -----------------------------------------------------------------
                           (Title of Class)

                          NASDAQ STOCK MARKET
- -----------------------------------------------------------------
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
                             --------------------------     Annual          Restricted<F2>  Options/       All Other
Name and Principal Position  Year   Salary($)  Bonus($) Compensation($)<F1>    Stock      SARs(#)<F3> Compensation($)<F4>
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

____________________

<F1> Personal automobile or other transportation benefits provided to each of the named executive officers during the reporting periods do not exceed the disclosure thresholds established by the SEC and are thus not reported.
<F2> Reflects shares of restricted Common Stock issued to the named executive officers under the Company's
     Restricted Stock Plan, except as otherwise noted, valued at the closing market price of such shares on the date they were issued.  The Company issued a total of 102,907 shares of Common Stock under the Restricted
     Stock Plan, all of which vested or were forfeited on the one year anniversary of the January 9, 1993 grant date.  No dividends were paid on these restricted shares.  The restrictions on all shares issued under the
     Restricted Stock Plan have been lifted.
<F3> Consists only of options to purchase the common stock of the Company.
<F4> Consists of employer matching contributions for the named executive officers under the Company's 401(k)
     Plan, except as otherwise noted.
<F5> Mr. Belsey was a nonemployee director of the Company until June 1, 1994 when he was elected Chief Executive
     Officer of the Company.  Mr. Belsey's annual salary as Chief Executive Officer is $165,000.
<F6> Stock compensation to Mr. Belsey as a nonemployee director of the Company pursuant to the Company's
     Nonemployee Director Equity Compensation Plan.
<F7> Includes 16,666 options which are deemed to have been regranted by virtue of the Stock Option Committee's action on July 29, 1993 to reprice these, and other out-of-the-money options previously issued to employees and officers of the Company under the Employee Option Plan, to $5.50 per share, the fair market value of the
     Company's Common Stock on July 29, 1993.
<F8> Includes severance payments, pursuant to contractual obligations of the Company, upon the resignation of
     Mr. Schreier ($287,500) in 1994.
<F9> See footnote 10 and accompanying figures.

<F10>Reflects compensation consisting of salary restoration payments for salary compensation foregone in earlier years and bonus payments by Cell Technology, Inc. for the completion of the merger with Air Methods -
     Colorado.
<F11>Reflects various relocation expenses borne by the Company in connection with the commencement of Mr.
     Prieto's employment with the Company.
<F12>Includes 8,333 options repriced in 1993 as discussed at footnote 7.
<F13>Issued upon the cancellation of 240,000 options issued in 1993.

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
                                        % of Total                                            Assumed Annual Rates of
                                       Options/SARs                                         Stock Price Appreciation for
                                        Granted to   Exercise or  Market Price                    Option Term<F1>
                         Options/SARs  Employees in   Base Price    on Grant   Expiration  -----------------------------
Name                      Granted (#)      1994        ($/Sh)      Date ($/Sh)    Date         5% ($)         10% ($)
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

                       AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND YEAR END OPTIONS/SAR VALUES
                       ----------------------------------------------------------------------------
                                                                                              Value of Unexercised In-
                                                                   Number of Unexercised      the-Money Options/SARs at
                         Shares Acquired                        Options/SARs at Year End (#)  Year End ($) Exercisable/
Name                     on Exercise (#)   Value Realized ($)  Exercisable/Unexercisable<F1>       Unexercisable<F1>
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

     In addition, Nonemployee Directors also may elect to receive their meeting fees in Common Stock rather than cash. The number of shares issued to a Nonemployee Director making such an election is equal to the then-current meeting fee -- currently $800 per Board meeting attended, $500 per teleconference Board meeting and $500 per Board committee meeting attended ($750 if Chairman of the committee)
- -- divided by 95% of the fair market value of the Company's Common Stock on the date of the meeting in question. Common Stock issued in lieu of meeting fees is not forfeitable.

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

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Transition Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date: June 29, 1995           By: /s/ George W. Belsey
                                 --------------------------------
                                 George W. Belsey
                                 Chairman of the Board
                                 Chief Executive Officer