Form 10-KT/A
period 1994-12-31
AIR METHODS CORP
filed 1995-08-10
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                             ____________

                             FORM 10-K/A-2

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
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  July 1, 1994   to  December 31, 1994
                               ---------------    ------------------
                   COMMISSION FILE NUMBER   0-16079
                                          -----------
                        AIR METHODS CORPORATION
----------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0915893
-----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

7301 SOUTH PEORIA, ENGLEWOOD, COLORADO            80112
-----------------------------------------  -------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
-----------------------------------------------------------------
                           (Title of Class)

                          NASDAQ STOCK MARKET
-----------------------------------------------------------------
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

                           TABLE OF CONTENTS
                           -----------------
                           To Form 10-K/A-2
                                                                  Page
                                                                  ----

                                PART I

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . 1

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . 2
          Results of Operations. . . . . . . . . . . . . . . . . . . 2
          Liquidity and Capital Resources. . . . . . . . . . . . . . 7
          Outlook for 1995 . . . . . . . . . . . . . . . . . . . . . 7

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . 8

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

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

                                          SELECTED FINANCIAL DATA OF THE COMPANY
                                (Amounts in thousands except share and per share amounts)

                                                                                     Two Months
                                     Six Months                                         Ended          Year Ended
                                       Ended             Year Ended June 30,           June 30,         April 30,
                                    December 31,  --------------------------------   -----------   ------------------
                                        1994        1994        1993      1992<F1>       1991       1991       1990
                                    ------------  -------     --------    --------   -----------   ------     ------
STATEMENT OF OPERATIONS DATA:
Revenue . . . . . . . . . . . . .      $13,871      27,898      25,340      12,747          --           --         --
Operating expenses:
  Operating . . . . . . . . . . .       12,678      25,314      20,319      12,066          --           --         --
  Research and development. . . .           --          --          --          --          --        2,315      3,605
  General and administrative. . .        2,176       5,761       4,479       3,984         642        2,325      2,405
  Restructuring and other
    non-recurring . . . . . . . .           --       3,010          --          --         338        1,915         --
Other income (expense), net . . .         (872)       (888)       (976)        704          87          857      1,269
Extraordinary gain (loss) . . . .           --        (182)        173          --          --           --         --
                                       --------    --------    --------    --------     -------     --------   --------
Net loss. . . . . . . . . . . . .      $(1,855)     (7,257)       (261)     (2,599)       (893)      (5,698)    (4,741)
                                       ========    ========    ========    ========     =======     ========   ========

Loss per common share . . . . . .      $  (.23)      (1.03)       (.08)      (1.42)       (.63)       (4.03)     (3.36)
                                       ========    ========    ========    ========     =======     ========   ========
Weighted average number of shares
  of Common Stock outstanding . .      8,023,225   7,056,445   3,453,111   1,829,456   1,420,148    1,413,775  1,409,504
                                       =========   =========   =========   =========   =========    =========  =========

                                    As of                        As of June 30,                As of April 30,
                                 December 31,            ------------------------------      ------------------
                                     1994                 1994        1993        1992        1991        1990
                                 ------------            ------      ------      ------      ------      ------
BALANCE SHEET DATA:
Total assets. . . . . . . . . .    $48,134               51,900      43,312      27,835       8,480      13,901
Long-term liabilities . . . . .     18,375               18,688      23,279      14,845         153         462
Stockholders' equity. . . . . .     18,031               19,818      14,181       5,893       6,605      12,840
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

     The Company reported a net loss of $1,855,000 for the six months ended December 31, 1994, compared to a net loss of $82,000 for the six months ended December 31, 1993. The six months ended December 31, 1994 included a loss of $1,023,000 incurred by the Company's Product Division, which manufactures and installs interiors and equipment for medical aircraft, and merger termination expenses of $305,000 related to the Company's proposed acquisition of Rocky Mountain Helicopters, Inc. ("RMHI"), as discussed below.

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

     Sales of medical interiors decreased by $1,288,000 or 62.0% from $2,078,000 for the six months ended December 31, 1993, to $790,000 for the six months ended December 31, 1994. In 1994 the Company recognized revenue of $234,000 from the manufacture of a medical interior for a South American customer and $450,000 from the sale of a medical interior to one of the Company's client hospitals. In the comparable six-month period in 1993 the Company recognized revenue from the manufacture of five emergency medical interiors for Bell Helicopters, Inc. for use outside the United States. The cost of medical interiors also decreased by 15.7% for the six months ended December 31, 1994 as compared to the previous year because of the decrease in the number of interiors sold. The cost of medical interiors exceeded the proceeds from the sales of interiors for the period primarily because of a loss of approximately $380,000 on the interior sold to the Company's client hospital. The loss reflected significant engineering and design work which accounted for 25% of the interior cost.

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

     Net losses on the disposition of assets for the six months ended December 31, 1994 included a reduction of $340,000 in the basis of one of the aircraft held for sale by the Company. Due to significant design and engineering costs incurred in the completion of this aircraft, the Company determined that an additional valuation allowance was necessary to properly reflect the net realizable value of the aircraft as of December 31, 1994. This valuation allowance was partially offset by a gain of approximately $57,000 on the sale of one of the Company's aircraft and a gain of $131,000 on the sale of Golden Eagle Charters, Inc. ("Golden Eagle"), the Company's air charter subsidiary. The Company completed the sale of all of the outstanding shares of common stock of Golden Eagle to a company on September 21, 1994, in exchange for $10,000 and the assumption of certain liabilities. The Company's decision to discontinue air charter operations was part of the restructuring plan approved in 1994 and was due to the significant losses incurred by this line of business. In the six months ended December 31, 1993, the Company recognized a $922,000 gain on the sale of two aircraft. The loss on early extinguishment of debt in the six months ended December 31, 1993, resulted from the retirement of a note secured by one of the aircraft sold; no comparable prepayment penalties were incurred in the six months ended December 31, 1994.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements attached hereto.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date: August 9, 1995          By: Aaron D. Todd
                                 --------------------------------
                                 Aaron D. Todd
                                 Principal Financial and
                                 Accounting Officer

AIR METHODS CORPORATION
AND SUBSIDIARY



                           TABLE OF CONTENTS
-----------------------------------------------------------------

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-1

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------
     CONSOLIDATED BALANCE SHEETS,
     December 31, 1994 and June 30, 1994 . . . . . . . . . . . . . F-2

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




                                            KPMG PEAT MARWICK LLP
                                            KPMG Peat Marwick LLP

Denver, Colorado
June 8, 1995

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1994 AND JUNE 30, 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                                            December 31,     June 30,
Assets                                                                          1994           1994
------                                                                      ------------     -------
                                                                            (As Restated)
                                                                            (See Note 15)
Current assets:
  Cash and cash equivalents                                                   $   696          3,421
  Short-term investments                                                           --             20
  Current installments of notes receivable                                        324            309
  Receivables (note 5):
    Trade                                                                         900            978
    Insurance proceeds                                                             49             --
    Employees and other                                                            65             72
                                                                               ------         ------
                                                                                1,014          1,050

  Inventories (note 5)                                                          1,522          1,329
  Work-in-process on medical interior contracts                                   240            174
  Assets held for sale (notes 4 and 5)                                          4,529          5,065
  Prepaid insurance                                                             1,221             --
  Other prepaid expenses                                                          290            273
                                                                               ------         ------

    Total current assets                                                        9,836         11,641
                                                                               ------         ------

Equipment and leasehold improvements (notes 2, 5, and 6):
  Flight and ground support equipment                                          36,221         36,232
  Furniture and office equipment                                                1,161          1,145
                                                                               ------         ------
                                                                               37,382         37,377
  Less accumulated depreciation and amortization                               (4,667)        (3,484)
                                                                               ------         ------

    Net property and equipment                                                 32,715         33,893
                                                                               ------         ------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $308 and $259 at December 31,
  1994 and June 30, 1994, respectively (notes 2, 3, and 4)                      2,119          2,168
Notes receivable, less current installments                                     2,197          2,361
Patent application costs and other assets, net of accumulated amortization of $424 and $383 at December 31, 1994 and June 30,
  1994, respectively (note 5)                                                   1,267          1,837
                                                                               ------         ------

    Total assets                                                              $48,134        $51,900
                                                                               ======         ======

                                                                                                    (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                                            December 31,     June 30,
                                                                                1994           1994
                                                                            ------------     -------
                                                                            (As Restated)
                                                                            (See Note 15)
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable (note 5)                                                      $ 2,278          1,054
  Current installments of long-term debt (note 5)                               4,870          5,921
  Current installments of obligations under capital leases (note 6)               722            706
  Accounts payable                                                                746            915
  Accrued overhaul and parts replacement costs                                    804            809
  Deferred revenue                                                                 10          1,011
  Accrued restructuring expenses (note 4)                                         114            291
  Other accrued liabilities                                                     2,184          2,687
                                                                              --------       --------

      Total current liabilities                                                11,728         13,394
                                                                              --------       --------

Long-term debt, less current installments (note 5)                              7,569          8,110
Obligations under capital leases, less current installments (note 6)            5,302          5,672
Accrued overhaul and parts replacement costs                                    4,559          3,961
Other liabilities                                                                 945            945
                                                                              --------       --------

      Total liabilities                                                        30,103         32,082
                                                                              --------       --------

Stockholders' equity (notes 2, 3, and 7):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued and outstanding                                                    --             --
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,051,765 and 8,041,518 shares at December 31, 1994
    and June 30, 1994, respectively                                               482            482
  Additional paid-in capital                                                   49,572         49,504
  Accumulated deficit                                                         (32,022)       (30,167)
                                                                              --------       --------
                                                                               18,032         19,819
  Treasury stock, 25,606 shares at December 31, 1994 and
    June 30, 1994                                                                  (1)            (1)
                                                                              --------       --------

      Total stockholders' equity                                               18,031         19,818
                                                                              --------       --------

Commitments and contingencies (notes 6 and 13)

      Total liabilities and stockholders' equity                              $48,134        $51,900
                                                                              =======        =======
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

----------------------------------------------------------------------

                                                    Six Months
                                                       Ended                         Year Ended June 30,
                                                    December 31,       ---------------------------------------------
                                                        1994                  1994           1993           1992
                                                    ------------             ------         ------         ------
                                                    (As Restated)
                                                    (See Note 15)
Revenue:
  Flight revenue (note 8)                                $13,081           $25,346         21,468         11,855
  Sales of medical interiors and products                    790             2,552          3,872            892
                                                         --------           -------        -------        -------
                                                          13,871            27,898         25,340         12,747

Operating expenses:
  Flight centers                                           4,427             8,626          7,017          3,819
  Aircraft operations                                      4,445             8,188          5,483          4,520
  Aircraft rental (note 6)                                   994             2,915          3,153          1,978
  Cost of medical interiors and products sold              1,303             2,599          3,228            841
  Depreciation and amortization                            1,272             2,196          1,438            908
  General and administrative                               2,176             5,761          4,479          3,984
  Loss on disposition of assets (note 3)                     237               790             --             --
  Restructuring and other non-recurring expenses
    (note 4)                                                  --             3,010             --             --
                                                         --------           -------        -------        -------
                                                          14,854            34,085         24,798         16,050
                                                         --------           -------        -------        -------

    Operating income (loss)                                 (983)           (6,187)           542         (3,303)

Other income (expense):
  Interest expense                                          (717)           (1,246)        (1,082)          (613)
  Interest and dividend income                               163               188            121            355
  Merger termination expense (note 11)                      (305)               --           (272)            --
  Other, net (note 11)                                       (13)              170            257            962
                                                         --------          --------       --------       --------

    Loss before extraordinary item                        (1,855)           (7,075)          (434)        (2,599)

Extraordinary item -- gain (loss) on early
  extinguishment of debt (notes 5 and 6)                      --              (182)           173             --
                                                         --------          --------       --------       --------

    Net loss                                             $(1,855)           (7,257)          (261)        (2,599)
                                                         ========          ========       ========       ========

Loss per common share before extraordinary item            $(.23)            (1.00)          (.13)         (1.42)
Gain (loss) on early extinguishment of debt per
  common share                                                --              (.03)           .05             --
                                                         --------          --------       --------       --------

    Loss per common share                                  $(.23)            (1.03)          (.08)         (1.42)
                                                           ======            ======         ======         ======

Weighted average number of common shares outstanding   8,023,225         7,056,445      3,453,111      1,829,456
                                                       ==========        ==========     ==========     ==========
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (As Restated, see
Note 15)

SIX MONTHS ENDED DECEMBER 31, 1994 AND YEARS ENDED JUNE 30, 1994, 1993
AND 1992
(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------

                                             Common Stock       Treasury Stock    Additional              Total stock-
                                           -----------------    -----------------  paid-in    Accumulated    holders'
                                           Shares     Amount    Shares    Amount   capital      deficit      equity
                                           ------     ------    ------    ------  ----------  -----------  ------------
BALANCES AT JULY 1, 1991                  1,420,149   $  85          --   $  --      26,570      (20,050)      6,605

Issuance of common shares for options
  exercised and services rendered            20,937       1          --      --         124           --         125
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --          26           --          26
Payment for fractional shares resulting
  from reverse stock split                     (840)     --          --      --          (2)          --          (2)
Issuance of common shares in business
  combination (note 2)                      692,730      42      93,843      (6)      1,702           --       1,738
Net loss                                         --      --          --      --          --       (2,599)     (2,599)
                                          ----------   -----     -------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1992                 2,132,976     128      93,843      (6)     28,420      (22,649)      5,893

Issuance of common shares for options
  exercised and services rendered             5,030      --          --      --          53           --          53
Issuance of common shares in private
  offering, net of syndication costs of
  $1,470 (note 7)                         2,386,839     144          --      --       5,547           --       5,691
Issuance of common shares under the
  Restricted Stock Plan (note 7)            102,907       6          --      --          (6)          --          --
Amortization of deferred compensation
  expense (note 7)                              --       --          --      --         191           --         191
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                        (1,770)     --          --      --          (1)          --          (1)
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $250 (note 7)                    636,148      38          --      --       2,577           --       2,615
Net loss                                         --      --          --      --          --         (261)       (261)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1993                 5,262,130     316      93,843      (6)     36,781      (22,910)     14,181

Issuance of common shares for options
  exercised and services rendered           533,798      18          --      --       1,306           --       1,324
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $429 (note 7)                  1,272,626      90          --      --       5,411           --       5,501
Issuance of common shares in private
  offering (note 7)                       1,011,190      61          --      --       5,669           --       5,730
Issuance of common shares in
  acquisition (note 3)                       55,617       3          --      --         437           --         440
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --         218           --         218
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                            --      --          --      --          (8)          --          (8)
In-kind tax withholding elected by
  employees under the Restricted Stock
  Plan (note 7)                                  --      --      25,606      (1)       (310)          --        (311)
Cancellation of treasury shares             (93,843)     (6)    (93,843)      6          --           --          --
Net loss                                         --      --          --      --          --       (7,257)     (7,257)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT JUNE 30, 1994                 8,041,518     482      25,606      (1)     49,504      (30,167)     19,818

Issuance of common shares for options
  exercised and services rendered            10,247      --          --      --          60           --          60
Amortization of deferred compensation
  expense (note 7)                               --      --          --      --          10           --          10
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                            --      --          --      --          (2)          --          (2)
Net loss                                         --      --          --      --          --       (1,855)     (1,855)
                                          ----------   -----    --------   -----     -------     --------     -------

BALANCES AT DECEMBER 31, 1994             8,051,765    $482      25,606    $ (1)     49,572      (32,022)     18,031
                                          ==========   =====    ========   =====     =======     ========     =======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------

                                                                   Six Months
                                                                     Ended                  Year Ended June 30,
                                                                  December 31,        -------------------------------
                                                                      1994                1994      1993      1992
                                                                  -------------          ------    ------    ------
                                                                  (As Restated)
                                                                  (See Note 15)
Cash flows from operating activities:
  Net loss                                                            $(1,855)           (7,257)     (261)    (2,599)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Provision for restructuring and other non-recurring
      expenses                                                             --             2,218        --        --
    Depreciation and amortization expense                               1,272             2,196     1,438       908
    Common stock and options issued for services and
      in connection with employee stock compensation
      agreements, net of forfeitures                                       69               (94)      243       149
    Loss (gain) on retirement and sale of equipment                       237               790       (12)     (321)
    Loss (gain) on early extinguishment of debt                            --               182      (173)       --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Decrease (increase) in receivables                                   36             2,043    (1,121)     (678)
      Increase in inventories                                            (193)              (53)   (1,166)     (182)
      Decrease (increase) in prepaid expenses and other
        current assets                                                    844              (180)      295      (360)
      Increase in work-in-process on medical interior
        contracts                                                         274              (153)      (81)      (87)
      Decrease in accounts payable, other accrued
        liabilities, and accrued restructuring expenses                  (716)             (189)     (376)   (2,069)
      Increase (decrease) in accrued overhaul and parts
        replacement costs                                                 404               860      (432)      237
      Increase (decrease) in deferred revenue and other
        liabilities                                                    (1,001)              676        95       414
                                                                      --------          --------   -------   -------
        Net cash provided (used) by operating activities                 (629)            1,039    (1,551)   (4,588)
                                                                      --------          --------   -------   -------
Cash flows from investing activities:
  Net cash used in acquisition of Golden Eagle
    Aviation, Inc.                                                         --              (451)       --        --
  Acquisition of equipment and leasehold improvements                    (981)          (16,101)   (6,561)   (3,104)
  Proceeds from retirement and sale of equipment                          790               618     2,093       725
  Decrease (increase) in notes receivable, patent
    application costs, and other assets                                   425              (307)     (654)     (190)
  Proceeds from sale or maturity of short-term
    investments                                                            21               504     1,378     4,129
  Purchase of short-term investments                                       --                --      (472)   (3,991)
  Payments for acquisition costs                                           --                --        --      (482)
                                                                      --------          --------   -------   -------
        Net cash provided (used) by investing activities                  255           (15,737)   (4,216)   (2,913)
                                                                      --------          --------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                   --            12,898    10,026       591
  Payments for syndication and solicitation costs                          --            (1,252)   (1,720)       --
  Net borrowings (repayments) under short-term notes
    payable                                                              (856)             (117)     (268)      486
  Proceeds from long-term debt                                             --             7,851     4,049     1,876
  Payments of long-term debt                                           (1,141)           (4,007)   (2,318)     (357)
  Payments of capital lease obligations                                  (354)           (1,882)     (473)     (488)
                                                                      --------          --------   -------   -------
        Net cash provided (used) by financing activities               (2,351)           13,491     9,296     2,108
                                                                      --------          --------   -------   -------
        Increase (decrease) in cash and cash equivalents               (2,725)           (1,207)    3,529    (5,393)

Cash and cash equivalents at beginning of period                      $ 3,421             4,628     1,099     6,492
                                                                      --------          --------   -------   -------
Cash and cash equivalents at end of period                            $   696             3,421     4,628     1,099
                                                                      ========          ========   =======   =======
Interest paid in cash during the period                               $   718             1,243     1,158       645
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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1994 AND JUNE 30, 1994
----------------------------------------------------------------------

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

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
                                                -------
                                                $53,570
                                                =======

(9)  INCOME TAXES

     For income tax purposes, the Company has net operating loss carryforwards at December 31, 1994 of approximately $31,900,000 which will expire in varying amounts through the year 2008. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 are as follows (amounts in thousands):

          Deferred tax assets:
            Overhaul and parts replacement cost,
              principally due to the accrual method           $ 1,877
            Assets held for sale, principally due to
              differences in bases                                354
            Accrued restructuring expenses and
              valuation allowances                                433
            Net operating loss carryforwards                   11,181
            Other                                                 246
                                                               -------
              Total gross deferred tax assets                  14,091
            Less valuation allowance                           (9,894)
                                                               -------
              Net deferred tax assets                           4,197
                                                               -------
          Deferred tax liabilities:
            Equipment and leasehold improvements,
              principally due to differences in
              bases and depreciation methods                   (4,090)
            Other                                                (107)
                                                               -------
              Total deferred tax liabilities                   (4,197)
                                                               -------
              Net deferred tax liability                     $     --
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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

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
                                                        =========

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(15) RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the preparation of the financial statements for the period ended December 31, 1994, the Company identified a misallocation of costs associated with the installation of two medical interiors which resulted in an understatement in the cost of medical interiors and products sold and in the loss on disposition of assets for the six months ended December 31, 1994. The accompanying financial statements and the Company's interim quarterly financial statements have been adjusted for the misallocation as follows (amounts in thousands except per share amounts):

                                                                   Six Months Ended
                                                                   December 31, 1994
                                                                   As
                                                               Previously         As
                                                                Reported       Restated
     Cost of medical interiors and products sold                    963          1,303
     Gain (loss) on disposition of assets                           102           (237)
     Net loss                                                    (1,176)        (1,855)
     Loss per common share                                         (.15)          (.23)


                                                              Three Months Ended           Three Months Ended
                                                              September 30, 1994           December 31, 1994
                                                              As                           As
                                                          Previously         As        Previously        As
                                                           Reported       Restated      Reported      Restated
     Cost of medical interiors and
       products sold                                           705          1,045           258           258
     Gain (loss) on disposition of assets                       65             65            37          (302)
     Net loss                                                 (263)          (603)         (915)       (1,254)
     Loss per common share                                    (.03)          (.08)         (.11)         (.16)


     The restatement also resulted in a decrease in net property and equipment from $33,394,000 to $32,715,000 and an increase in the accumulated deficit from $31,343,000 to $32,022,000 as of December 31, 1994.