Form 10-Q/A
period 1995-03-31
AIR METHODS CORP
filed 1995-08-10
CIK 816159

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                       ___________________

                          FORM 10-Q/A-1

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

                        TABLE OF CONTENTS

                          FORM 10-Q/A-1


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and
               December 31, 1994                                1

          Consolidated Statements of Operations for the
               three months ended March 31, 1995 and 1994       3

          Consolidated Statements of Cash Flows for the
               three months ended March 31, 1995 and 1994       4

          Notes to Consolidated Financial Statements            5

SIGNATURES                                                      6

                 PART I:  FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       March 31,    December 31,
                                                                         1995           1994
                                                                     ------------   ------------
                                                                      (Restated)
Assets                                                                (unaudited)    (unaudited)
------
Current Assets:
  Cash and cash equivalents                                             $ 1,896            696
  Short-term investments                                                    --             --
  Current installment of notes receivable                                   332            324
  Receivables:
    Trade                                                                 1,183            900
    Insurance proceeds                                                       65             49
    Employees and other                                                     174             65
                                                                         -------        -------
                                                                          1,422          1,014
                                                                         -------        -------

  Inventories                                                             1,273          1,522
  Work-in-progress on medical interiors                                     287            240
  Assets held for sale                                                       14          4,529
  Prepaid expenses and other                                                933          1,511
                                                                         -------        -------

               Total current assets                                       6,157          9,836
                                                                         -------        -------
Equipment and leasehold improvements:
  Flight and ground support equipment                                    36,800         36,221
  Furniture and office equipment                                            891          1,161
                                                                         -------        -------
                                                                         37,691         37,382
                                                                         -------        -------

  Less accumulated depreciation and amortization                         (5,276)        (4,667)
                                                                         -------        -------

               Net property and equipment                                32,415         32,715
                                                                         -------        -------
  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $357 and $308 at March 31,
    1995 and December 31, 1994, respectively                              2,095          2,119
  Notes receivable, less current installments                             2,111          2,197
  Patent application costs and other assets, net of
    accumulated amortization of $444 and $424 at
    March 31, 1995 and December 31, 1994, respectively                    1,246          1,267
                                                                         -------        -------
                                                                        $44,024         48,134
                                                                         =======        =======
                                                                                    (Continued)
See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY

             CONSOLIDATED BALANCE SHEETS, CONTINUED
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       March 31,    December 31,
                                                                         1995           1994
                                                                     ------------   ------------
                                                                      (Restated)
Liabilities and Stockholders' Equity                                  (unaudited)    (unaudited)
------------------------------------
Current Liabilities:
  Notes payable                                                         $ 1,445          2,278
  Current installments of long-term debt                                  1,075          4,870
  Current installments of obligations under capital leases                  725            722
  Accounts payable                                                        1,099            746
  Accrued overhaul and parts replacement costs                            1,058            804
  Deferred revenue                                                          519             10
  Accrued restructuring expenses and
    other accrued liabilities                                             1,991          2,298
                                                                        --------       --------

        Total current liabilities                                         7,912         11,728
                                                                        --------       --------

Long-term debt, less current installments                                 7,287          7,569
Obligations under capital leases, less current installments               5,147          5,302
Accrued overhaul and parts replacement costs                              4,401          4,559
Other liabilities                                                           933            945
                                                                        --------       --------

        Total liabilities                                                25,680         30,103
                                                                        --------       --------
Stockholders' equity:
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,098,582 and 8,051,765 shares at March 31, 1995
    and December 31, 1994, respectively                                     484            481
  Additional paid-in capital                                             49,630         49,572
  Accumulated deficit (note 3)                                          (31,770)       (32,022)
                                                                        --------       --------

        Total stockholders' equity                                       18,344         18,031
                                                                        --------       --------

                                                                       $ 44,024         48,134
                                                                        ========       ========

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         1995           1994
                                                                     ------------   ------------
                                                                      (unaudited)    (unaudited)
Revenue:
  Flight revenue                                                          6,596         $ 6,507
  Sales of medical interiors and products                                 1,281             497
  Gain (loss) on disposition of assets                                      (15)            25
                                                                         -------        -------
                                                                          7,862          7,029
                                                                         -------        -------
Operating expenses:
  Flight centers                                                          2,131          2,296
  Aircraft operations                                                     1,945          2,222
  Aircraft rental                                                           481            851
  Medical interiors and parts                                             1,087            347
  Depreciation and amortization                                             656            584
  General and administrative                                                991          1,737
  Restructuring and other non-recurring expenses                             --          2,635
                                                                         -------        -------
                                                                          7,291         10,672
                                                                         -------        -------

    Operating income (loss)                                                 571         (3,643)

Other income (expense):
  Interest expense                                                         (439)          (322)
  Interest and dividend income                                               66             68
  Other, net                                                                 55             (5)
                                                                         -------        -------

    Net income (loss)                                                       253        $(3,902)
                                                                         =======        =======

Income (loss) per common share                                          $   .03        $  (.53)
                                                                         =======        =======
Weighted average number of
  common shares outstanding                                            8,048,233     7,309,973
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

(3)  STOCKHOLDERS' EQUITY

     Changes in the stockholders' equity for the three months ended March 31, 1995 consisted of the following (amounts in thousands except share amounts):

                                             Three Months Ended
                                               March 31, 1995
                                             ------------------
                                               Shares    Amount
                                             ---------  --------
Balance at January 1, 1995                   8,051,765   $18,031

Issuance of common shares for
  options exercised and services rendered       46,817        63

Amortization of deferred compensation expense       --        (3)

Net loss                                            --       253

Balance at March 31, 1995                    8,098,582   $18,344
                                             =========    =======

As of March 31, 1995 the Company's total accumulated deficit was $31,770,000. Of that amount, $20,467,000 relates to Cell
Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

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


                              AIR METHODS CORPORATION




Date: August 8, 1995          By  Aaron D. Todd
                                ---------------------------------
                              On behalf of the Company, and as
                              Principal Financial and Accounting
                              Officer