Form 10-Q
period 1995-06-30
AIR METHODS CORP
filed 1995-08-11
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                       -------------------

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               ---------------------------------

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    --------------------


           Commission file number       0-16079
                                  -------------------

                     AIR METHODS CORPORATION
- -----------------------------------------------------------------
     (Exact name of Registrant as Specified in Its Charter)

     Delaware                                   84-0915893
- -----------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)             Identification Number)

7301 South Peoria, Englewood, Colorado                   80112
- -----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   --------------
- -----------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X        No
                                        -------       ------

                        TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

          Balance Sheets - June 30, 1995 and December 31,
               1994  . . . . . . . . . . . . . . . . . . . .    1

          Statements of Operations for the three months and
               for the six months ended June 30, 1995 and
               1994  . . . . . . . . . . . . . . . . . . . .    3

          Statements of Cash Flows for the six months ended
               June 30, 1995 and 1994. . . . . . . . . . . .    4

          Notes to Financial Statements. . . . . . . . . . .    5

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations . . . . . . . . . . . . . . .    6


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . .    8

     Item 2.   Changes in Securities . . . . . . . . . . . .    8

     Item 3.   Defaults Upon Senior Securities . . . . . . .    8

     Item 4.   Submission of Matters to a Vote of Security
                    Holders. . . . . . . . . . . . . . . . .    8

     Item 5.   Other Information . . . . . . . . . . . . . .    8

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . .    8


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .    9

                                             PART I:  FINANCIAL INFORMATION

                                              Item 1. Financial Statements

                                                 Air Methods Corporation

                                                     BALANCE SHEETS
                                      (Amounts in thousands, except share amounts)


                                                                            June 30,          December 31,
                                                                              1995                1994
                                                                           ----------         ------------
                                                                           (unaudited)
Assets
- ------

Current Assets:
     Cash and cash equivalents                                               $ 1,604                 696
     Current installment of notes receivable                                     340                 324
     Receivables:
          Trade                                                                1,078                 900
          Insurance proceeds                                                     199                  49
          Employees and other                                                     56                  65
                                                                              -------              ------
                                                                               1,333               1,014
                                                                              -------              ------

     Inventories                                                               1,371               1,522
     Work-in-progress on medical interiors                                       430                 240
     Assets held for sale                                                         14               4,529
     Prepaid expenses and other                                                  433               1,511
                                                                              -------             -------

               Total current assets                                            5,525               9,836
                                                                              -------             -------

Equipment and leasehold improvements:
     Flight and ground support equipment                                      36,585              36,221
     Furniture and office equipment                                            1,160               1,161
                                                                              -------             -------
                                                                              37,745              37,382
                                                                              -------             -------

     Less accumulated depreciation and amortization                           (5,875)             (4,667)
                                                                              -------             -------

               Net property and equipment                                     31,870              32,715
                                                                              -------             -------

     Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $356 and $308 at June
       30,1995 and December 31, 1994, respectively                             2,071               2,119
     Notes receivable, less current installments                               2,024               2,197
     Patent application costs and other assets, net of
       accumulated amortization of $468 and $424 at
       June 30, 1995 and December 31, 1994, respectively                         959               1,267
                                                                              -------             -------
                                                                             $42,449              48,134
                                                                              =======             =======


(Continued)
See accompanying notes to financial statements.

                                                 Air Methods Corporation

                                                BALANCE SHEETS, Continued
                                      (Amounts in thousands, except share amounts)

                                                                            June 30,          December 31,
                                                                               1995                1994
                                                                          -------------       -------------
                                                                           (unaudited)

Liabilities and Stockholders' Equity
- ------------------------------------

Current Liabilities:
     Notes payable                                                           $   500               2,278
     Current installments of long-term debt                                    1,101               4,870
     Current installments of obligations under capital leases                    727                 722
     Accounts payable                                                            637                 746
     Accrued overhaul and parts replacement costs                              1,010                 804
     Deferred revenue                                                            515                  10
     Accrued restructuring expenses and
          other accrued liabilities                                            2,007               2,298
                                                                              -------             -------

               Total current liabilities                                       6,497              11,728
                                                                              -------             -------

Long-term debt, less current installments                                      7,003               7,569
Obligations under capital leases, less current installments                    4,943               5,302
Accrued overhaul and parts replacement costs                                   4,411               4,559
Other liabilities                                                                928                 945
                                                                              -------             -------

               Total liabilities                                              23,782              30,103
                                                                              -------             -------

Stockholders' equity:
     Common stock, $.06 par value.  Authorized 16,000,000 shares;
       issued 8,100,629 and 8,051,765 shares at June 30, 1995
       and December 31, 1994, respectively                                       484                 481
     Additional paid-in capital                                               49,632              49,572
     Accumulated deficit (note 3)                                            (31,449)            (32,022)
                                                                             --------            --------

               Total stockholders' equity                                     18,667              18,031
                                                                              -------             -------

                                                                             $42,449              48,134
                                                                              =======             =======

See accompanying notes to financial statements.

                                                 Air Methods Corporation

                                                STATEMENTS OF OPERATIONS
                               (Amounts in thousands, except share and per share amounts)
                                                       (unaudited)

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                    ---------------------------         -------------------------
                                                       1995           1994                1995           1994

Revenue:
     Flight revenue                                 $ 6,528          6,519              13,124         13,026
     Sales of medical interiors and products            424             --               1,705            474
     Gain on disposition of assets, net                   4             --                  --             --
                                                     -------        -------            --------        -------
                                                      6,956          6,519              14,829         13,500
                                                     -------        -------            --------        -------

Operating expenses:
     Flight centers                                   2,139          2,280               4,270          4,576
     Aircraft operations                              1,887          1,941               3,832          4,163
     Aircraft rental                                    322            691                 803          1,542
     Medical interiors and parts                        451            729               1,538          1,053
     Depreciation and amortization                      647            630               1,303          1,214
     Loss on disposition of assets, net                  --          1,737                  11          1,712
     General and administrative                         947          1,178               1,938          2,915
     Restructuring and other non-recurring expenses      --            375                  --          3,010
                                                     -------        -------            --------       --------
                                                      6,393          9,561              13,695         20,185
                                                     -------        -------            --------       --------

          Operating income (loss)                       563         (3,042)              1,134         (6,685)

Other income (expense):
     Interest expense                                  (313)          (316)               (752)          (638)
     Interest and dividend income                        71             74                 137            142
     Other, net                                          (1)            12                  54              6
                                                     -------        -------            --------       --------

          Net income (loss)                             320         (3,272)                573         (7,175)
                                                     =======       ========            ========       ========

Income (loss) per common share                      $   .04       $    .41                 .07           (.92)
                                                     =======       ========            ========       ========

Weighted average number of
     common shares outstanding                    8,075,023      8,015,220           8,065,307      7,838,621
                                                  ==========     ==========          ==========     ==========





See accompanying notes to financial statements.

                                                 Air Methods Corporation

                                                STATEMENTS OF CASH FLOWS
                                                 (Amounts in thousands)
                                                       (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
                                                                                        1995                1994
                                                                                     ----------          ----------

Cash flow from operating activities:
     Net income (loss)                                                                $    573            $ (7,175)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization expense                                          1,303               1,214
          Vesting of common stock and options issued for services and in connection
               with employee stock compensation agreements, net of forfeitures              63                (291)
          Loss on retirement and sale of equipment, net                                     15               1,712
          Provision for restructuring and non-recurring expenses                            --               2,218
          Changes in assets and liabilities:
               Decrease (increase) in prepaid and other current assets                   1,470                (569)
               Decrease (increase) in receivables                                         (274)              1,017
               Decrease in inventories                                                     152                 483
               Increase in work-in-progress on medical interiors                          (227)                (49)
               Increase (decrease) in accounts payable,
                  accrued restructuring expenses and other accrued liabilities            (400)                617
               Increase in deferred revenue and other liabilities                          487               1,039
               Increase in accrued overhaul and parts replacement costs                     58                 542
                                                                                         ------              ------
                  Net cash flow provided by operating activities                         3,220                 758
                                                                                         ------              ------

Cash flow from investing activities:
     Acquisition of equipment and leasehold improvements                                  (376)             (3,106)
     Proceeds from retirement and sale of equipment and assets held for sale             4,109                 353
     Proceeds from sale or maturity of short-term investments                               --                 504
     Net decrease (increase) in notes receivable, patent application costs
            and other assets                                                               421                (74)
                                                                                         ------              ------
                Net cash provided (used) by investing activities                         4,154              (2,323)
                                                                                         ------              ------

Cash flow from financing activities:
     Issuance of common stock and warrants for cash                                         --               6,059
     Net payments under short-term notes payable                                        (1,778)             (2,055)
     Payments for syndication and solicitation costs                                        --                (152)
     Proceeds from issuance of debt                                                         --                 985
     Payments of long-term debt                                                         (4,334)               (566)
     Payments of capital lease obligations                                                (354)             (1,439)
                                                                                         ------              ------
                   Net cash provided (used) by financing activities                     (6,466)              2,832
                                                                                         ------              ------

          Increase in cash and cash equivalents                                            908               1,267

Cash and cash equivalents at beginning of period                                           696               2,154
                                                                                         ------              ------

Cash and cash equivalents at end of period                                            $  1,604               3,421
                                                                                       ========             =======




See accompanying notes to financial statements.

Notes to Financial Statements

(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods.
     Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the transitional fiscal year ended December 31, 1994.

(2)  Income (Loss) per Share
     -----------------------

     Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

(3)  Stockholders' Equity
     --------------------

     Changes in the stockholders' equity for the six months ended
     June 30, 1995 consisted of the following (amounts in thousands except share amounts):

                                               Six Months Ended
                                                 June 30, 1995
                                             --------------------

                                              Shares     Amount
                                             ---------  --------

     Balance at January 1, 1995              8,051,765  $ 18,031

     Issuance of common shares for
       options exercised and
       services rendered                        48,864        64

     Amortization of deferred compensation
       expense, net of forfeitures                 --         (1)

     Net income                                    --        573
                                             ----------   -------

     Balance at June 30, 1995                8,100,629   $18,667
                                             ==========   =======

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     The Company reported net income of $320,000 and $573,000 for the three and six months ended June 30, 1995, respectively, compared to net losses of $3,272,000 and $7,175,000 for the comparable periods in 1994. The losses for the three and six months ended June 30, 1994, included restructuring charges of $375,000 and $3,010,000, respectively, and net losses on disposition of assets and other non-recurring items of $2,390,000 and $2,365,000, respectively. Without the restructuring charges and other non-recurring items, the losses for the three- and six-month periods would have been $507,000 and $1,800,000, respectively. The improvement in operating results is primarily attributable to the improved performance of the Company's Products Division and to a reduction in general and administrative expenses.

     Sales of medical interiors increased $424,000 and $1,231,000 for the three and six months ended June 30, 1995, respectively, in comparison to the comparable periods in 1994. In the second quarter of 1995 the Company recognized revenue of $188,000 from the sale of passenger oxygen systems and $100,000 from the installation of an advanced navigational and weather detection system on a fixed wing aircraft. The remainder of the sales of medical interiors for the quarter consisted of revenue recognized upon completion of projects begun in the first quarter of 1995. The six months ended June 30, 1995 also included revenue from the sale of a medical interior to an outside customer and from the refurbishment of an interior for an existing customer, as well as revenue recognized in the first quarter of 1995 from the sale of passenger oxygen systems. The revenue recorded in the comparable six-month period in 1994 related to the completion of five emergency medical interiors for Bell Helicopters, Inc. for use outside the United States. The cost of medical interiors decreased by 38.1% for the second quarter of 1995 and increased by 46.1% for the six months ended June 30, 1995 as compared to the previous year. The increase in cost for the six months is related to the increase in the volume of products sold. In the three months ended June 30, 1994, the cost of medical interiors also included $653,000 of payments for work on a medical interior that the Company had subcontracted to an outside vendor. The work done by the subcontractor was subsequently determined to be unsatisfactory and was reperformed by the Company.

     Flight revenue remained basically unchanged in the three and six months ended June 30, 1995 in comparison to the same periods in the previous year. The majority of the Company's contracts with hospital clients are subject to annual increases based on changes in the Consumer Price Index
     (CPI). The Company has successfully negotiated increases greater than CPI changes for two contracts which have been renewed since June 30, 1994. In addition, during the six months ended June 30, 1995, the Company earned $460,000 from the short-term lease of one of its aircraft. The resulting increase in revenue has been offset by the termination of air charter operations and three airplane medical contracts during the quarter ended September 1994. Flight center costs decreased 6.2% and 6.7% for the three and six months ended June 30, 1995, due to the decrease in the number of airplane medical contracts. These expenses, consisting primarily of pilot and mechanic salaries and fringe benefits, generally vary with the number of contracts served by the Company.

     Aircraft operating expenses decreased by 2.8% and 8.0% for the three and six months ended June 30, 1995, respectively, in comparison to the three and six months ended June 30, 1994. The decreases are primarily a result of the elimination of eight fixed wing aircraft from the Company's fleet since the quarter ended June 30, 1994. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

     Aircraft rental expense decreased by 53.4% and 47.9% for the three and six months ended June 30, 1995, as compared to 1994. The Company has eliminated six leased aircraft from its fleet which had been in operation during all or part of the six months ended June 30, 1994. A seventh previously leased aircraft was purchased by one of the Company's hospital customers during the six months ended June 30, 1995, and is still operated by the Company.

     Depreciation and amortization expense increased 2.7% and 7.3% for the three and six months ended June 30, 1995,
     respectively as compared to 1994.   The minimal increases in
     depreciation reflect the 3% increase in the depreciable asset base from June 30, 1994, to June 30, 1995.

     The 19.6% and 33.5% decreases in general and administrative expenses for the three- and six-month periods ended June 30, 1995, respectively, reflect the effects of the Company's restructuring plan which was implemented in the quarters ended March 31 and June 30, 1994. The restructuring plan included a reduction in the administrative work force and a decreased reliance on outside contractors and other professional services, resulting in declines in administrative expense of approximately $368,000 and $124,000, respectively, for the six months ended June 30, 1995. The Company's Board of Directors has met quarterly in the current year as compared to monthly during the restructuring, causing a decrease of $129,000 in costs for the six months ended June 30, 1995.

     Interest expense remained constant in the second quarter of 1995 as compared to the same quarter in the previous year but increased 17.9% for the six months ended June 30, 1995. The increase is due to interest incurred on notes to finance the acquisition of two aircraft; one aircraft was placed in service in May 1994 and the other in January 1995. The aircraft placed in service in January 1995 was subsequently sold in March 1995.

     Operating expenses for the six months ended June 30, 1994, included $1,712,000 of valuation allowances and losses on the disposition of aircraft and $3,010,000 of restructuring expenses. The Company did not incur any similar costs in the six months ended June 30, 1995.


     Financial Condition

     The Company had cash and cash equivalents of $1,604,000 and a working capital deficit of $972,000 as of June 30, 1995, as compared to cash and cash equivalents of $696,000 and a working capital deficit of $1,892,000 at December 31, 1994. The increase in cash and cash equivalents and the improvement in the working capital position in the six months ended June 30, 1995, is primarily due to the sale of one of the Company's aircraft which generated approximately $700,000 in cash after the retirement of the related debt and to the positive cash flow generated by the Company's two operating divisions.

     Flight revenues for the Air Medical Services Division have historically been higher each year during the summer and fall than during the winter. In addition, the Company has signed a Letter Subcontract to design and manufacture a medical interior for a Lockheed L-1011 aircraft over a period of 10 months. Formal contract negotiations are expected to be finalized in the third quarter of 1995. The Company has also entered into an agreement to manufacture and install a medical interior for a Bell 206 helicopter during the third quarter. The Company believes that cash flow generated from operations will allow the Company to continue normal operations during fiscal 1995 without additional external financing. In addition, the Company has four unencumbered aircraft valued at approximately $7.4 million which could be used to obtain additional financing, if necessary.

                   PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

          27.1      Financial Data Schedule

          (b)       Reports on Form 8-K - none

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AIR METHODS CORPORATION



Date:  August 11, 1995        By   Aaron D. Todd
                                ------------------------------
                                   On behalf of the Company, and
                                   as Principal Financial and
                                   Accounting Officer