Form 10-Q
period 1995-09-30
AIR METHODS CORP
filed 1995-11-14
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ___________________

                               FORM 10-Q

(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1995
                               ---------------------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

              Commission file number       0-16079
                                     -------------------

                        AIR METHODS CORPORATION
---------------------------------------------------------------------
        (Exact name of Registrant as Specified in Its Charter)

                Delaware                             84-0915893
----------------------------------------------------------------------
      (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)          Identification Number)

7301 South Peoria, Englewood, Colorado                   80112
----------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   -------------------

                             N/A
----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes        X         No
            -------------       ---------------

     The number of shares of Common Stock, par value $.06, outstanding as of October 31, 1995 was 8,077,399.

                           TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - September 30, 1995
                     and December 31, 1994                           1

                  Statements of Operations for the three and nine
                     months ended September 30, 1995 and 1994        3

                  Statements of Cash Flows for the nine months
                     ended September 30, 1995 and 1994               4

                  Notes to Financial Statements                      5

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   6


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                  9

         Item 2.  Changes in Securities                              9

         Item 3.  Defaults upon Senior Securities                    9

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                9

         Item 5.  Other Information                                  9

         Item 6.  Exhibits and Reports on Form 8-K                   9


SIGNATURES                                                          10

                    PART I:  FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                        AIR METHODS CORPORATION


                            BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1995             1994
                                                                      -------------     ------------
Assets                                                                 (unaudited)
------
Current Assets:
  Cash and cash equivalents                                             $  2,864             696
  Current installment of notes receivable                                    348             324
  Receivables:
    Trade                                                                  1,075             900
    Insurance proceeds                                                       216              49
    Employees and other                                                      270              65
                                                                         --------        --------
                                                                           1,561           1,014
                                                                         --------        --------

  Inventories                                                              1,413           1,522
  Work-in-progress on medical interiors                                       10             240
  Assets held for sale                                                        14           4,529
  Prepaid expenses and other                                                 646           1,511
                                                                         --------        --------

      Total current assets                                                 6,856           9,836
                                                                         --------        --------

Equipment and leasehold improvements:
  Flight and ground support equipment                                     36,558          36,221
  Furniture and office equipment                                           1,242           1,161
                                                                         --------        --------
                                                                          37,800          37,382

  Less accumulated depreciation and amortization                          (6,499)         (4,667)
                                                                         --------        --------

      Net property and equipment                                          31,301          32,715
                                                                         --------        --------

Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $ 381 and $ 308 at September
  30, 1995 and December 31, 1994, respectively                             2,046           2,119
Notes receivable, less current installments                                1,934           2,197
Patent application costs and other assets, net of
  accumulated amortization of $ 489 and $ 424 at September
  30, 1995 and December 31, 1994, respectively                               950           1,267
                                                                         --------        --------
                                                                        $ 43,087          48,134
                                                                         ========        ========

                                                           (Continued)

See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1995             1994
                                                                      -------------     ------------
Liabilities and Stockholders' Equity                                   (unaudited)
------------------------------------
Current Liabilities:
  Notes payable                                                         $    781           2,278
  Current installments of long-term debt                                   1,137           4,870
  Current installments of obligations under capital leases                   734             722
  Accounts payable                                                           981             746
  Accrued overhaul and parts replacement costs                             1,300             804
  Deferred revenue                                                           720              10
  Accrued restructuring expenses and
    other accrued liabilities                                              1,868           2,298
                                                                         --------        --------

      Total current liabilities                                            7,521          11,728
                                                                         --------        --------

Long-term debt, less current installments                                  6,705           7,569
Obligations under capital leases, less current installments                4,734           5,302
Accrued overhaul and parts replacement costs                               4,282           4,559
Other liabilities                                                            892             945
                                                                         --------        --------

      Total liabilities                                                   24,134          30,103
                                                                         --------        --------

Stockholders' equity:
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,102,644 and 8,051,765 shares at September
    30, 1995 and December 31, 1994, respectively                             485             481
  Additional paid-in capital                                              49,637          49,572
  Accumulated deficit (note 3)                                           (31,169)        (32,022)
                                                                         --------        --------

      Total stockholders' equity                                          18,953          18,031
                                                                         --------        --------

                                                                        $ 43,087          48,134
                                                                         ========        ========

See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

                       STATEMENTS OF OPERATIONS
      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              (UNAUDITED)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  ------------------            -----------------
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     -------------                 ------------
                                                                 1995           1994           1995           1994
                                                                 ----           ----           ----           ----
Revenue:
  Flight revenue                                               $  6,658         6,831         19,782         19,857
  Sales of medical interiors and products                         1,056           488          2,761            962
  International franchise revenue                                   100            --            100             --
  Gain on disposition of assets, net                                 --            65             --             --
                                                                --------      --------       --------       --------
                                                                  7,814         7,384         22,643         20,819
                                                                --------      --------       --------       --------
Operating expenses:
  Flight centers                                                  1,800         2,232          6,070          6,808
  Aircraft operations                                             2,580         2,226          6,412          6,389
  Aircraft rental                                                   321           496          1,124          2,038
  Medical interiors and parts                                       869         1,045          2,407          2,098
  Depreciation and amortization                                     670           629          1,973          1,843
  Loss on disposition of assets, net                                  5            --             16          1,647
  General and administrative                                      1,032         1,098          2,970          4,013
  Restructuring and other non-recurring expenses                     --            --             --          3,010
                                                                --------      --------       --------       --------
                                                                  7,277         7,726         20,972         27,846
                                                                --------      --------       --------       --------

      Operating income (loss)                                       537          (342)         1,671         (7,027)


Other income (expense):
  Interest expense                                                 (326)         (348)        (1,078)          (986)
  Interest and dividend income                                       69            87            206            229
  Other, net                                                         --            --             54              6
                                                                --------      --------       --------       --------

      Net income (loss)                                       $     280          (603)           853         (7,778)
                                                               =========     =========      =========      =========

Income (loss) per common share                                $     .03          (.08)           .11           (.98)
                                                               =========     =========      =========      =========

Weighted average number of
  common shares outstanding                                   8,075,695     8,022,730      8,068,769      7,899,990
                                                              ==========    ==========     ==========     ==========


See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

                       STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS)
                              (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                              -----------------
                                                                                                SEPTEMBER 30,
                                                                                                -------------
                                                                                              1995         1994
                                                                                            --------     --------
Cash flows from operating activities:
  Net income (loss)                                                                          $    853     (7,778)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization expense                                                       1,973      1,843
    Vesting of common stock and options issued for services and in connection
      with employee stock compensation agreements, net of forfeitures                              69       (227)
    Loss on retirement and sale of equipment                                                       16      1,647
    Provision for restructuring and non-recurring expenses                                         --      2,218
    Changes in assets and liabilities:
      Decrease (increase) in prepaid and other current assets                                   1,257       (616)
      Decrease (increase) in receivables                                                         (502)       617
      Decrease in inventories                                                                     109        487
      Decrease in work-in-progress on medical interiors                                           193        418
      Increase (decrease) in accounts payable, accrued restructuring expenses,
         and other accrued liabilities                                                           (194)       393
      Increase in deferred revenue and other liabilities                                          656        975
      Increase in accrued overhaul and parts replacement costs                                    219        836
                                                                                              --------   --------
         Net cash provided by operating activities                                              4,649        813
                                                                                              --------   --------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                            (430)    (3,699)
  Proceeds from retirement and sale of equipment and assets held for sale                       4,109        675
  Proceeds from maturity of short-term investments                                                 --        504
  Decrease in notes receivable, patent application costs and other assets                         490        267
                                                                                              --------   --------
    Net cash provided (used) by investing activities                                            4,169     (2,253)
                                                                                              --------   --------

Cash flows from financing activities:
  Issuance of common stock and warrants for cash                                                   --      6,059
  Net payments under short-term notes payable                                                  (1,497)    (2,069)
  Payments for syndication and solicitation costs                                                  --       (152)
  Proceeds from issuance of debt                                                                   --        985
  Payments of long-term debt                                                                   (4,597)    (1,443)
  Payments of capital lease obligations                                                          (556)    (1,629)
                                                                                              --------   --------
    Net cash provided (used) by financing activities                                           (6,650)     1,751
                                                                                              --------   --------

      Increase in cash and cash equivalents                                                     2,168        311

Cash and cash equivalents at beginning of period                                                  696      2,154
                                                                                              --------   --------

Cash and cash equivalents at end of period                                                   $  2,864      2,465
                                                                                             =========   ========


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

(3)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in the stockholders' equity for the nine months ended September 30, 1995 consisted of the following (amounts in thousands except share amounts):

                                                                                      Nine Months Ended
                                                                                      September 30, 1995
                                                                                     --------------------
                                                                                     Shares          Amount
                                                                                     ------          ------
               Balance at January 1, 1995                                           8,051,765      $   18,031

               Issuance of common shares for
                 options exercised and services rendered                               50,879              72

               Amortization of deferred compensation expense                               --              (3)

               Net income                                                                  --             853
                                                                                    ---------        ---------

               Balance at September 30, 1995                                        8,102,644          18,953
                                                                                    =========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

          The Company reported net income of $280,000 and $853,000 for the three and nine months ended September 30, 1995, respectively, compared to net losses of $603,000 and $7,778,000 for the comparable periods in 1994. The loss for the nine months ended September 30, 1994, included a restructuring charge of $3,010,000 and net losses on the disposition of assets and other non-recurring items of $2,365,000. Without the restructuring charge and other non-recurring items, the loss for the nine-month period would have been $2,403,000. The improvement in operating results is primarily attributable to the improved performance of the Company's Products Division and to a reduction in general and administrative expenses.

          Sales of medical interiors and products increased $568,000 (or 116.4%) and $1,799,000 (or 187.0%) for the three and nine months ended September 30, 1995, respectively, in comparison to the comparable periods in 1994. In the third quarter of 1995 the Company recognized revenue of $458,000 from the design of a medical interior for a Lockheed L-1011 aircraft and $350,000 from the sale of a medical interior for a Bell 206 helicopter and other equipment to a Brazilian customer. The nine months ended September 30, 1995 also included revenue from the sale of a medical interior for a Bell 412 helicopter, the sale of passenger oxygen systems, the installation of an advanced navigational and weather detection system, and the refurbishment of an interior for an existing customer. The revenue recorded in the comparable nine-month period in 1994 related to the completion of five emergency medical interiors for Bell Helicopters, Inc. for use outside the United States and to the sale of a medical interior to one of the Company's hospital customers. The cost of medical interiors decreased 16.8% for the three months ended September 30, 1995 as compared to the previous year but increased 14.7% for the nine months ended September 30, 1995. The increase for the nine-month period reflects the increase in the volume of products sold. The increase in cost of sales is less than the increase in sales primarily because of higher margins earned on the work performed in 1995 compared to 1994. Cost of sales also includes Product Division overhead costs, including facilities rent and management salaries, which do not vary with the volume of products completed. In addition, the cost of medical interiors for the nine months ended September 30, 1994, included $653,000 of payments for work on a medical interior that the Company had subcontracted to an outside vendor. The work done by the subcontractor was subsequently determined to be unsatisfactory and was reperformed by the Company. The decrease in cost of medical interiors for the three months ended September 30, 1995, is due primarily to significant costs incurred in the three-month period ended September 30, 1994, for the development of the interior sold to one of the Company's hospital customers.

          Flight revenue remained basically unchanged in the three and nine months ended September 30, 1995 in comparison to the same periods in the previous year. In general, the Company's contracts with hospital clients are subject to annual increases based on changes in the Consumer Price Index (CPI). The volume of revenue hours flown by the Company's fleet is dependent upon hospital demand and to a lesser extent weather conditions; total revenue hours for the three and nine months ended September 30, 1995 decreased 5% compared to the hours for the same periods in the previous year primarily because of the termination of air charter operations and 3 airplane medical contracts during the quarter ended September 30, 1994. The effect of terminating these operations was offset by revenue of $460,000 from the short-term lease of one of the Company's aircraft during the nine months ended September 30, 1995. Flight center costs decreased 19.4% and 10.8% for the three and nine months ended September 30, 1995, due to the decrease in the number of airplane medical contracts. The Company also experienced a decrease in workers compensation insurance premiums for the period because claims filed for the policy year were less than projected by the insurance carrier. In addition, flight center costs for the three months ended September 30, 1994, included approximately $97,000 in termination fees associated with the discontinued airplane contracts.

          The Company recognized $100,000 of international franchise revenue during the quarter ended September 30, 1995, representing the first installment of a ten-year franchise agreement signed in February 1995 with a Brazilian company. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil, in exchange for an initial acquisition price of $2,250,000 plus annual royalties based on gross revenues.

          Aircraft operating expenses increased by 15.9% and 0.4% for the three and nine months ended September 30, 1995, respectively, in comparison to the three and nine months ended September 30, 1994. The increase is primarily due to higher repair and maintenance costs for the fleet in 1995. Included in repair and maintenance costs for the quarter ended September 30, 1995, was the cost of refurbishing and upgrading the interior for one of the Company's aircraft as well as the cost of repainting two aircraft. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

          Aircraft rental expense decreased by 35.3% and 44.8% for the three and nine months ended September 30, 1995, respectively, as compared to 1994. The Company has eliminated seven leased aircraft from its fleet which had been in operation during all or part of the nine months ended September 30, 1994. An eighth previously leased aircraft was purchased by one of the Company's hospital customers during the nine months ended September 30, 1995, and is still operated by the Company. Lease expense recognized on these aircraft in the nine months ended September 30, 1994, totaled $998,000.

          Depreciation and amortization expense increased 6.5% and 7.1% for the three and nine months ended September 30, 1995,
          respectively.   The increases are primarily the result of
          the addition of approximately $650,000 of equipment to the Company's rotable equipment inventory during the nine months ended September 30, 1995.

          The 6.0% and 26.0% decreases in general and administrative expenses for the three- and nine-month periods ended September 30, 1995, respectively, reflect the effects of the Company's restructuring plan which was implemented in the quarters ended March 31 and June 30, 1994. The restructuring plan included a reduction in the administrative work force and a decreased reliance on outside contractors and other professional services, resulting in declines in administrative expense of approximately $366,000 and $120,000, respectively, for the nine months ended September 30, 1995. The Company's Board of Directors has met quarterly in the current year as compared to monthly during the restructuring, causing a decrease of $176,000 in costs for the nine months ended September 30, 1995. In addition, in the nine months ended September 30, 1994, the Company incurred expenses of almost $280,000 associated with the development of a proposed joint venture to provide air medical services in Mexico and the pursuit of other manufacturing and service contracts. While the Company continued to seek additional manufacturing and service contracts in 1995, costs associated with these efforts were only $42,000 for the nine months ended September 30, 1995.

          Interest expense decreased 6.3% in the third quarter of 1995 as compared to the same quarter in the previous year but increased 9.3% for the nine months ended September 30, 1995. In previous years the Company has generally procured financing for its aircraft hull and liability insurance premium through a note payable; however, the Company chose not to finance the new premium beginning in July 1995. Interest expense for the quarter, therefore, was lower than in the quarter ended September 30, 1994. The increase for the nine months is due to interest incurred on notes to finance the acquisition of two aircraft; one aircraft was placed in service in May 1994 and the other in January 1995. The aircraft placed in service in January 1995 was subsequently sold in March 1995.


          Operating expenses for the nine months ended September 30, 1994, included $1,647,000 of valuation allowances and losses on the disposition of aircraft and $3,010,000 of restructuring expenses. The Company did not incur any similar costs in the nine months ended September 30, 1995.

          FINANCIAL CONDITION

          Cash and cash equivalents increased $2,168,000 from $696,000 at December 31, 1994, to $2,864,000 as of September 30, 1995; the working capital deficit also decreased from $1,892,000 to $665,000 over the same period. The increase in cash and cash equivalents and the improvement in the working capital position in the nine months ended September 30, 1995, is primarily due to the sale of one of the Company's aircraft which generated approximately $700,000 in cash after the retirement of the related debt and to the positive cash flow generated by the Company's two operating divisions. The positive cash flow from operations is a result of both increased business in the Product Division and cost containment measures taken since the restructuring in 1994.

          The Company expects to continue profitable operations in the last quarter of 1995 and into 1996. Revenue will continue to be recognized on the design and manufacture of the medical interior for the Lockheed L-1011 aircraft through the completion of the project in the second quarter of 1996. The Company believes that cash flow generated from operations will remain sufficient to meet its obligations throughout fiscal 1995 without additional external financing. In addition, the Company has four unencumbered aircraft valued at approximately $7.4 million which could be used to obtain additional financing, if necessary.

                      PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In November 1992, a former employee brought a lawsuit against the Company in the U. S. District Court for the District of Minnesota alleging that the Company had wrongfully discharged him. In September 1995 the District Court issued a directed verdict in favor of the Company. The employee appealed the case to the Eighth Circuit of the
          U. S. Court of Appeals in November 1995. Management of the Company believes the ultimate outcome of this action will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

        10.1 Employment Agreement dated July 10, 1995, between the Company and Aaron Todd

        10.2 July 1, 1995 Amendment to Employment Agreement between the Company and George W. Belsey

        10.3 July 1, 1995 Amendment to Employment Agreement between the Company and Michael G. Prieto

        11.1   Calculation of Earnings Per Share

        27.1   Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

____________________

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AIR METHODS CORPORATION



Date:  November 13, 1995    By  Aaron D. Todd
                                --------------------------------------
                                On behalf of the Company, and as
                                Principal Financial and Accounting
                                Officer