Form 10-K
period 1995-12-31
AIR METHODS CORP
filed 1996-03-28
CIK 816159

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

For the fiscal year ended         December 31, 1995
                          --------------------------------------
                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
-----------------------------------------------------------------
                           (Title of Class)

                          NASDAQ STOCK MARKET
-----------------------------------------------------------------
              (Name of each exchange on which registered)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 1996 was approximately $22,986,599./1/ The number of outstanding shares of Common Stock as of March 7, 1996, was 8,077,896.

                 DOCUMENTS INCORPORATED BY REFERENCE:

   The Company's proxy statement for its Annual Meeting of Stockholders to be held May 23, 1996 is hereby incorporated by reference into Part III of this Report.
--------------------
/1/ Excludes 1,267,052 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 7, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                           TABLE OF CONTENTS

                             TO FORM 10-K
                                                                  Page
                                                                  ----

                                PART I

ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .   1
          General. . . . . . . . . . . . . . . . . . . . . . . . .   1
          Competition. . . . . . . . . . . . . . . . . . . . . . .   2
          Marketing Strategy . . . . . . . . . . . . . . . . . . .   3
          Backlog. . . . . . . . . . . . . . . . . . . . . . . . .   3
          Employees. . . . . . . . . . . . . . . . . . . . . . . .   3
          Government Regulation. . . . . . . . . . . . . . . . . .   3

ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .   4
          Facilities . . . . . . . . . . . . . . . . . . . . . . .   4
          Equipment and Parts. . . . . . . . . . . . . . . . . . .   4

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .   5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . .   5

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .   6

ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . .   7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .   8
          Results of Operations. . . . . . . . . . . . . . . . . .   8
          Liquidity and Capital Resources. . . . . . . . . . . . .  13
          Outlook for 1996 . . . . . . . . . . . . . . . . . . . .  13
          New Accounting Standards . . . . . . . . . . . . . . . .  13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .  14

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .  14

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .  15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .  15

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .  15

                                                                  Page
                                                                  ----
                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .  IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-5

                                PART I

ITEM 1.   BUSINESS

GENERAL

          Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"), was established in Colorado in 1982 and now serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. As of December 31, 1995, the Company provided aeromedical transportation services to hospitals located in 14 states under 19 operating agreements with terms ranging from three to seven years. In addition the Company designs, manufactures, and installs medical aircraft interiors and other aerospace products.

          The Company's Flight Services Division provides its hospital clients with dedicated helicopters and airplanes equipped with FAA-approved medical interiors to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Company conducts its operations using exclusively Instrument Flight Rules ("IFR")-certified aircraft and IFR-rated pilots, permitting a higher degree of operational flexibility, flight safety, and navigational accuracy than is customarily available using more limited Visual Flight Rules ("VFR")-certified equipment and pilots without instrument ratings. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the Company's responsibility. The hospital clients are responsible for providing the medical personnel and all medical care. Operating agreements with the hospitals typically provide that the Company receives 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. The fees are generally subject to annual increases based on changes in the consumer price index and in the Company's hull and liability insurance premiums. Because the majority of the Company's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact the Company's monthly revenue in total. The Company has targeted hospital customers which by location and scope of service qualify as regional care centers.

          Although the loss of any one of the Company's 19 customers would have an adverse impact on gross revenue, the loss would also cause the elimination of related flight center, aircraft operating, and aircraft ownership costs, making the net impact on the Company's profitability less significant. The Company has never lost a hospital contract to a competitor.

          Internationally, the Company relies on developing business relationships with strategic players in the medical industry within other countries to expand its aeromedical transportation business.
The Company's first international franchise was established in 1995 in Brazil with Unimed Air de Sao Paulo, a member of Brazil's largest healthcare cooperative. The Company has assisted the franchise with aircraft selection and acquisition, medical interior and avionics installations, communications center consultation, and pilot and medical personnel training. The franchise currently in effect provides for an initial acquisition price payable over 10 years plus annual royalties based upon a percentage of the venture's gross annual revenues. Agreements to provide other services such as the manufacture and installation of medical interiors or the procurement of aircraft on behalf of the franchise are each negotiated and priced independently of the franchise agreement.

          The Company performs non-destructive dynamic component testing, engine repair, and component overhaul at its headquarters in Denver. The Company is designated a Service Center for Bell Helicopter, Inc. and an FAA-certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

          The Company operates its domestic contracts as well as its international franchise under the service mark AIR LIFE[R] and has defended the service mark against infringement actions in Colorado, Kansas, and California. The service mark is identified in the aeromedical transportation industry with the Company's exclusive use of IFR-equipment and pilots and the high quality of its customer support.

          The medical interiors designed and manufactured by the Company's Products Division vary from basic life support systems to intensive care interiors. The Company has designed interiors which serve exclusively as medical interiors, as well as modular units which can be easily converted for other transport needs. Although medical interiors have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the Company to perform systems integration for other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include equipment fabrication, composites, machine and welding shops, upholstery, and avionics engineering licensed and approved by the FAA. To optimize the efficiency of the design phase, the engineering department uses computer-aided design work stations and finite element analysis software. The Company also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals ("PMA's").

          The Products Division markets its services and products both domestically and internationally to customers in the emergency medical transport, search and rescue, and law enforcement fields. The Company has signed marketing agreements with foreign representatives to promote and distribute the Company's products internationally. Generally, each interior or other project is custom designed in accordance with specific customer contract requirements, although the Company is developing interior components which can be sold to other interior manufacturers. New products developed during the past year include a multifunctional floor for an MD900 Explorer aircraft, an articulating patient loading system, and a modular medical cabinet. The Company maintains patents covering certain products and has applied for patents covering the MD900 floor and the patient loading system. The raw materials used in the manufacture of the interiors and other products are generally widely available from several different vendors.

          On November 12, 1991, the Company, then a research and development company doing business as Cell Technology, completed the acquisition of Air Methods Corporation, a Colorado corporation ("Air Methods - Colorado"). Air Methods - Colorado was merged into the Company, and the Company changed its name to "Air Methods Corporation." From its inception in 1982 until the completion of this transaction, the Company had been engaged in the development of biologic response modifiers, naturally occurring substances designed to alter the body's immune system and its reaction to cancer and other diseases. References herein to Air Methods and the Company refer to Air Methods Corporation, a Delaware corporation formerly known as Cell Technology, Inc., including its predecessor corporation, Air Methods - Colorado, unless otherwise indicated by the context. Air Methods Corporation is located at 7301 South Peoria, Englewood, Colorado 80112; the telephone number is (303) 792-7400.

COMPETITION

          The Company believes that its competition in the aeromedical transportation industry comes primarily from five national operators:
Corporate Jets, Inc.; Metro Aviation; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. The industry also includes numerous smaller regional carriers. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. Price is becoming a more significant element of competition because of the current economic and legislative environment in the healthcare industry. The movement of many healthcare organizations toward consolidation with other entities and toward strict cost containment reflects the uncertainty concerning the future structure of healthcare providers.

          The Company's competition in the medical interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features and performance, price, and weight of the product. The Company believes that the Products Division competes favorably with other companies within this industry.

MARKETING STRATEGY

          The Company intends to maintain and appropriately grow its traditional business as an aeromedical transportation operator through responses to selected Requests for Proposal (RFP's) received from healthcare centers; through business combinations such as joint ventures, mergers and acquisitions; and through the development of additional international programs. RFP's will be evaluated based on the type of aircraft requested and the potential viability of the program. The Company believes that consolidation within the aeromedical transportation industry is necessary to realize economies of scale and to spread the costs and risks of operation over a larger customer base.

          The Company also intends to continue developing its relationships with domestic aeromedical operators to further distinguish the Products Division as an independent provider of interiors to all operators and to pursue opportunities to market its engineering services. The government aeromedical industry is considered a market of primary importance for 1996, both domestically and internationally. The Products Division also is developing an international marketing network and believes that modular, easy-install products will continue to attract the most interest abroad.

BACKLOG

          As of December 31, 1995, the Company was completing the design of a medical interior for a Lockheed L-1011 aircraft and the design and installation of an interior for an MD900 Explorer aircraft. These projects are scheduled for completion in April and June, respectively, and remaining revenue is estimated at $1.3 million. As of December 31, 1994, the Company's backlog for medical interiors and other products was $920,000.

EMPLOYEES

          As of December 31, 1995, the Company retained 212 full time and 19 part time employees, comprised of 113 pilots; 84 aviation machinists, A&P engineers and other manufacturing/maintenance positions; and 34 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses.

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

GOVERNMENT REGULATION

          The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. The Company holds a Part 135 Air Carrier Certificate and Part 145 Repair Station (Maintenance and Avionics) Certificates from the FAA.

          The Company cannot predict the impact of new or changed laws or regulations on the demand for aeromedical services in the future or the costs of complying with such laws and regulations.

ITEM 2.   PROPERTIES

FACILITIES

          The Company leases its headquarters, consisting of approximately 60,000 square feet of office and hangar space in metropolitan Denver, Colorado at the Centennial Airport. The Company's lease for the hangar space expires in December 1997 and in February 1998 for the office space. The approximate annual rent is $361,000. The Company has an option to extend these leases for an additional ten years upon six months' advance written notice and believes that these facilities are in good condition and suitable for the Company's requirements.

EQUIPMENT AND PARTS

          As of December 31, 1995, the Company managed a fleet of 29 aircraft, consisting of 26 helicopters and 3 airplanes. Of these aircraft, the Company owns 18 helicopters and 1 airplane and leases 4 helicopters. The Company operates 4 helicopters and 2 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. One helicopter owned by the Company has not yet been placed in service pending completion of its medical interior and avionics installations. The composition of the Company's helicopter and airplane fleets as of December 31, 1995 is as follows:

                       COMPANY OWNED AIRCRAFT<F1>

                     (Dollar amounts in thousands)
                     -----------------------------
                                                          Net Book
        Type                Number          Cost           Value
        ----                ------         -------        --------
Helicopters:

     Bell 206 L-1              1           $   663        $   516
     Bell 206 L-3              5             4,347          3,555
     Bell 222A                 1             1,883          1,473
     Bell 222UT                8            14,056         12,039
     Bell 412                  2             5,209          4,044
     BK 117                    1             5,906          5,299
                              --            ------         ------
                              18            32,064         26,926

Airplanes:

     Cessna 421B               1               251            156
                              --            ------         ------

TOTALS:                       19           $32,315        $27,082
                              ==            ======         ======

                        COMPANY LEASED AIRCRAFT

                     (Dollar amounts in thousands)
                     -----------------------------

                                Remaining     Total Rents     Remaining
       Type           Number  Term in Years  Over Lease Life  Payments
       ----           ------  -------------  ---------------  --------
Helicopters:

     Bell 206 L-3         1         2            $ 1,611       $  100
     Bell 412             2         6              9,759        6,148
     Sikorsky S-76        1         3              2,100          560
                         --                       ------       ------

TOTALS                    4                      $13,470       $6,808
                         ==                       ======        =====
____________________

<F1>  Includes aircraft acquired under capital leases.

          The Company generally pays all insurance, taxes, and maintenance expenses for each aircraft in its fleet. Because helicopters are insured at replacement cost which usually exceeds book value, the Company believes that helicopter accidents covered by insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best meet the specific needs of its contracts.

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


ITEM 3.   LEGAL PROCEEDINGS

          In November 1992, a former employee brought a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company had wrongfully discharged him. In September 1995 the District Court issued a directed verdict in favor of the Company. The plaintiff appealed the case to the Eighth Circuit of the U. S. Court of Appeals in November 1995. Management of the Company believes the ultimate outcome of this action will not have a material adverse impact on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

          Since August 6, 1993, the Company's common stock has traded on the NASDAQ Stock Market under the trading symbol "AIRM".

          The following table shows, for the periods indicated, the high and low closing prices for the Company's common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                    YEAR ENDED DECEMBER 31, 1995
                    ----------------------------

          Common Stock                          High        Low
          ---------------------------------------------------------

          First Quarter. . . . . . . . .      $  4 1/8  $  1  1/2
          Second Quarter . . . . . . . .         3 1/4     2  1/4
          Third Quarter. . . . . . . . .         5 3/4     2 5/16
          Fourth Quarter . . . . . . . .         5 3/8     2  7/8

                    YEAR ENDED DECEMBER 31, 1994
                    ----------------------------

          Common Stock                          High        Low
          ---------------------------------------------------------

          First Quarter. . . . . . . . .      $ 12 3/4  $  5 3/8
          Second Quarter . . . . . . . .         6         1 7/8
          Third Quarter. . . . . . . . .         3 7/8     1 7/8
          Fourth Quarter . . . . . . . .         3         1 3/8




          As of March 18, 1996 there were approximately 514 holders of record of the Company's common stock.

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

                                          SELECTED FINANCIAL DATA OF THE COMPANY
                                (Amounts in thousands except share and per share amounts)

                                                 Six Months                                      Two Months
                                    Year Ended      Ended            Year Ended June 30,            Ended     Year Ended
                                   December 31,  December 31,  -------------------------------     June 30,    April 30,
                                      1995          1994        1994        1993      1992<F1>       1991        1991
                                      ----          ----        ----        ----      --------       ----        ----
STATEMENT OF OPERATIONS DATA:
Revenue . . . . . . . . . . . . .     $30,122       13,871      27,898      25,340      12,747          --           --
Operating expenses:
  Operating . . . . . . . . . . .      24,248       12,678      25,314      20,319      12,066          --           --
  Research and development. . . .          --           --          --          --          --          --        2,315
  General and administrative. . .       3,873        2,176       5,761       4,479       3,984         642        2,325
  Restructuring and other
    non-recurring . . . . . . . .          --           --       3,010          --          --         338        1,915
Other income (expense), net . . .      (1,042)        (872)       (888)       (976)        704          87          857
Extraordinary gain (loss) . . . .          --           --        (182)        173          --          --           --
                                      --------     --------    --------    --------     -------     -------    ---------
  Net income (loss) . . . . . . .     $   959       (1,855)     (7,257)       (261)     (2,599)       (893)      (5,698)
                                      ========     ========    ========    ========     =======     =======    =========

Income (loss) per common share. .     $   .12         (.23)      (1.03)       (.08)      (1.42)       (.63)       (4.03)
                                      ========     ========    ========    ========     =======     =======    =========
Weighted average number of shares
of Common Stock outstanding . . .   8,071,010    8,023,225   7,056,445   3,453,111   1,829,456   1,420,148    1,413,775
                                    ==========   ==========  ==========  =========   =========   ==========   =========

                                         As of
                                      December 31,                    As of June 30,
                                      ------------            ------------------------------
                                    1995       1994            1994        1993        1992
                                    ----       ----
BALANCE SHEET DATA:
Total assets. . . . . . . . . .    $42,586     48,134           51,900      43,312      27,835
Long-term liabilities . . . . .     16,329     18,375           18,688      23,279      14,845
Stockholders' equity. . . . . .     19,062     18,031           19,818      14,181       5,893
____________________

<F1> Includes results of the aeromedical operations for only the eight-month period from the completion of the acquisition, i.e. November 1, 1991, through June 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1995 compared to 1994

     In March 1995, the Company announced a change in its fiscal year end from June 30 to December 31. The following table presents operating results for the twelve months ended December 31, 1994 to facilitate Management's Discussion and Analysis. All references to the year ended December 31, 1994, in this section of Management's Discussion and Analysis are to the balances shown in this schedule.

                        (Amounts in thousands)
     Revenue:
       Flight revenue. . . . . . . . . . . . . . . . .    $26,107
       Sales of medical interiors and products . . . .      1,264
       International franchise revenue . . . . . . . .          0
     Operating expenses:
       Flight centers. . . . . . . . . . . . . . . . .      9,003
       Aircraft operations . . . . . . . . . . . . . .      8,608
       Aircraft rental . . . . . . . . . . . . . . . .      2,536
       Cost of medical interiors and products sold . .      2,356
       Depreciation and amortization . . . . . . . . .      2,486
       General and administrative. . . . . . . . . . .      5,091
       Loss on disposition of assets . . . . . . . . .      1,949
       Restructuring and other nonrecurring charges. .      3,010
     Other income (expense):
       Interest expense. . . . . . . . . . . . . . . .     (1,355)
       Interest income . . . . . . . . . . . . . . . .        305
       Other, net. . . . . . . . . . . . . . . . . . .       (312)
     Net loss. . . . . . . . . . . . . . . . . . . . .     (9,030)

     The Company reported net income of $959,000 for the year ended December 31, 1995, compared to a net loss of $9,030,000 for the year ended December 31, 1994. The year ended December 31, 1994 included restructuring charges of $3,010,000 and net losses on the disposition of assets and other non-recurring charges of $2,602,000, as well as merger termination costs of $305,000. Without the restructuring charges and other non-recurring items, the loss for the period would have been $3,113,000. The improvement in operating results is primarily the result of higher profits recognized in the Company's Products Division and reductions in aircraft rental costs and general and administrative expenses.

     Flight revenue increased $114,000 or 0.4% from $26,107,000 for the year ended December 31, 1994, to $26,221,000 for the year ended December 31, 1995. The increase was primarily attributable to $460,000 earned from the short-term lease of one of the Company's aircraft; in addition, one contract added in May 1994 contributed $340,000 more in revenue in 1995 than in 1994. These increases were partially offset by the discontinuation of the Company's air charter operations and three fixed wing contracts during the year ended December 31, 1994; revenue for these activities totaled $1,149,000 in 1994. The remainder of the increase in revenue is due to annual increases for the majority of the Company's contracts based on changes in the Consumer Price Index (CPI). Flight hours were 12,800 and 13,500 for the years ended December 31, 1995 and 1994, respectively; the decrease is due mainly to the discontinuation of the contracts as
noted above.   The elimination of the fixed wing contracts and charter
operations also contributed to the 8.6% decrease in flight center costs for the year ended December 31, 1995. Flight center costs consist mainly of pilot and mechanics salaries and fringe benefits and generally vary with the number of customer bases.

     Sales of medical interiors increased by $2,537,000 or 200.7% from $1,264,000 for the year ended December 31, 1994, to $3,801,000 for the year ended December 31, 1995. In 1995 the Company recognized revenue of $1,469,000 from the design of a medical interior for a Lockheed L-1011 aircraft and $723,000 from the sale of passenger oxygen systems. The Company also earned revenue from the sale of a medical interior for a Bell 206 helicopter to a Brazilian customer, the sale of a medical interior for a Bell 412 helicopter, the installation of an advanced navigational and weather detection system, and the refurbishment of an interior for a hospital customer. In the previous year the Company recognized revenue of $234,000 from the manufacture of a medical interior for a South American customer and $450,000 from the sale of a medical interior to one of the Company's client hospitals. In addition, the year ended December 31, 1994, included revenue from the manufacture and installation of five medical interiors for Bell Helicopter, Inc. The cost of medical interiors also increased by 32.1% for the year ended December 31, 1995 as compared to the previous year, reflecting the increase in the number of interiors and other products sold. The increase in the cost of sales is less than the increase in sales primarily because of higher margins earned on the work performed in 1995 compared to 1994. Cost of sales also includes Products Division overhead costs, including facilities rent and management salaries, which do not vary with the volume of products completed. In addition, the cost of medical interiors for the year ended December 31, 1994, included $653,000 of payments for work on a medical interior that the Company had subcontracted to an outside vendor. The work done by the subcontractor was subsequently determined to be unsatisfactory and was reperformed by the Company.

     The Company recognized $100,000 of international franchise revenue during 1995 which represented the first installment of a ten-year franchise agreement signed in February 1995 with a Brazilian company. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil, in exchange for an acquisition price of $2,250,000 plus annual royalties based on gross revenues.

     Aircraft operating expenses remained basically unchanged for the year ended December 31, 1995, in comparison to the same period in 1994. The effect of a 17% increase in hull and liability insurance rates and the addition of 3 aircraft to the Company's fleet in May and June of 1994 was offset by the elimination of operating expenses for 4 airplanes which were removed from the Company's fleet when the associated contracts were discontinued. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

     Aircraft rental expense decreased by 34.4% for the year ended December 31, 1995, as compared to 1994. The Company has eliminated seven leased aircraft from its fleet which had been in operation during all or part of the year ended December 31, 1994. An eighth previously leased aircraft was purchased by one of the Company's hospital customers during 1995, and is still operated by the Company. Lease expense recognized on these aircraft in the year ended December 31, 1994, totaled $1,137,000. This decrease was offset in part by $217,000 incurred to rent a backup helicopter during the refurbishment of one of the Company's aircraft.

     Depreciation and amortization expense increased by 6.8% for the year ended December 31, 1995. The Company has increased its depreciable asset base by $1.3 million, or 3.7%, since December 31, 1994, as a result of the acquisition of rotable and other shop equipment. These types of equipment are generally depreciated over a five- to seven-year estimated useful life.

     The 23.9% decrease in general and administrative expenses for the year ended December 31, 1995, reflects the effects of the Company's restructuring plan which was implemented in the quarters ended
March 31 and June 30, 1994. The restructuring plan included a reduction in the administrative work force and a decreased reliance on outside professional services, resulting in a decline in administrative expense of approximately $482,000 and $97,000, respectively, in the year ended December 31, 1995. The Company's Board of Directors has met quarterly in the current year as compared to monthly during the restructuring, causing a decrease of $160,000 in costs for the year ended December 31, 1995. In addition, in the year ended December 31, 1994, the Company incurred expenses of almost $296,000 associated with the development of a proposed joint venture to provide air medical services in Mexico and the pursuit of other manufacturing and service contracts. Costs for similar activities in 1995 totaled $60,000.

     Operating expenses for the year ended December 31, 1994, included $1,949,000 of valuation allowances and losses on the disposition of aircraft and $3,010,000 of restructuring expenses. The Company did not incur any similar costs in the year ended December 31, 1995.

     The increase of 3.0% in interest expense for the year ended December 31, 1995 is due to interest incurred on a note to finance the acquisition of an aircraft which was placed into service late in May 1994. This increase was almost entirely offset by the elimination of interest on notes which were retired when the two airplanes which were financed under these notes were sold in September and December 1994.

     Other expenses for the year ended December 31, 1994, included $305,000 for merger termination expenses. These expenses represent primarily legal and professional fees incurred in the due diligence process conducted to determine the feasibility of a business combination between the Company and Rocky Mountain Helicopters, Inc.
(RMHI). The Company ultimately declined to submit a final bid for the assets of RMHI.

Six months ended December 31, 1994 compared to 1993

     The following table presents operating results for the six months ended December 31, 1993 to facilitate Management's Discussion and Analysis. All references to the six months ended December 31, 1993, in this section of Management's Discussion and Analysis are to the balances shown in this schedule.

                        (Amounts in thousands)
     Revenue:
       Flight revenue. . . . . . . . . . . . . . . . .    $12,320
       Sales of medical interiors and products . . . .      2,078
       Gain on disposition of assets . . . . . . . . .        922
     Operating Expenses:
       Flight centers. . . . . . . . . . . . . . . . .      4,050
       Aircraft operations . . . . . . . . . . . . . .      4,025
       Aircraft rental . . . . . . . . . . . . . . . .      1,373
       Cost of medical interiors and products sold . .      1,546
       Depreciation and amortization . . . . . . . . .        982
       General and administrative. . . . . . . . . . .      2,846
     Other income (expense):
       Interest expense. . . . . . . . . . . . . . . .       (608)
       Interest income . . . . . . . . . . . . . . . .         46
       Other, net. . . . . . . . . . . . . . . . . . .        163
     Extraordinary item -- loss on early
       extinguishment of debt. . . . . . . . . . . . .       (181)
     Net loss. . . . . . . . . . . . . . . . . . . . .        (82)

          The Company reported a net loss of $1,855,000 for the six months ended December 31, 1994, compared to a net loss of $82,000 for the six months ended December 31, 1993. The six months ended December 31, 1994 included a loss of $1,023,000 incurred by the Company's Products Division and merger termination expenses of $305,000 related to the Company's proposed acquisition of RMHI.

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

          Net losses on the disposition of assets for the six months ended December 31, 1994 included a reduction of $340,000 in the basis of one of the aircraft held for sale by the Company. Due to significant design and engineering costs incurred in the completion of this aircraft, the Company determined that an additional evaluation allowance was necessary to properly reflect the net realizable value of the aircraft as of December 31, 1994. This valuation allowance was partially offset by a gain of approximately $57,000 on the sale of one of the Company's aircraft and a gain of $131,000 on the sale of Golden Eagle Charters, Inc. ("Golden Eagle"), the Company's air charter subsidiary. The Company completed the sale of all of the outstanding shares of common stock of Golden Eagle to a company on September 21, 1994, in exchange for $10,000 and the assumption of certain liabilities. The Company's decision to discontinue air charter operations was part of the restructuring plan approved in 1994 and was due to the significant losses incurred by this line of business. In the six months ended December 31, 1993, the Company recognized a $922,000 gain on the sale of two aircraft. The loss on early extinguishment of debt in the six months ended December 31, 1993, resulted from the retirement of a note secured by one of the aircraft sold; no comparable prepayment penalties were incurred in the six months ended December 31, 1994.

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

Year ended June 30, 1994 compared to 1993

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

          Depreciation and amortization expense also fluctuates with the size of the Company's fleet, as reflected by the 52.7% increase in 1994. The Company placed aircraft and related medical interiors totaling $10 million into service during fiscal 1994.

          Sales of medical interiors decreased by $1,320,000 or 34.1% from $3,872,000 in fiscal year 1993 to $2,552,000 in fiscal 1994. In
1994 the Company sold five medical interiors to Bell Helicopter for aircraft for use outside the United States. In 1993 sales consisted of three medical interiors for Bell Helicopter and one for the U.S. Army. The decrease in the cost of medical interiors over the same period mirrored the decrease in sales. The cost of medical interiors for fiscal year 1994 also included $653,000 of payments for work on a medical interior that the Company subcontracted to an outside vendor. The medical interior was for the Company's internal use, and therefore no corresponding revenue was recognized. The work done by the subcontractor was subsequently determined to be unsatisfactory and was reperformed by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company had cash and cash equivalents of $2,699,000 and a working capital deficit of $638,000 as of December 31, 1995, as compared to cash and cash equivalents of $696,000 and a working capital deficit of $1,892,000 at December 31, 1994. The increase in cash and cash equivalents and the improvement in the working capital position in the year ended December 31, 1995, is primarily due to the sale of one of the Company's aircraft which generated approximately $700,000 in cash after the retirement of the related debt and to the positive cash flow generated by the Company's two operating divisions. In the year ended December 31, 1995, operations generated a positive
cash flow of $4,626,000.   The positive cash flow from operations is a
result of both increased business in the Products Division and cost containment measures taken since the restructuring in 1994. During the six months ended December 31, 1994 the Company used $629,000 to fund its operations.

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

          As of December 31, 1995, the Company holds unencumbered notes receivable of $1.2 million and aircraft with a net book value of at $7.4 million which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled with continued favorable results of operations will allow the Company to meet its obligations in the coming year. In the first quarter of 1996, the Company signed a $2.5 million note payable collateralized by a previously unencumbered aircraft with a net book value of $1.8 million and an aircraft purchased subsequent to December 31, 1995.

OUTLOOK FOR 1996

          As of December 31, 1995, the Company was completing the design of a medical interior for a Lockheed L-1011 aircraft and the design and installation of an interior for an MD900 Explorer aircraft. In the first quarter of 1996, the Company signed an agreement to install a medical interior in a Bell 412 helicopter. Revenue from these three projects is expected to total approximately $2.1 million in 1996. Operating agreements with eight hospital clients are due for renewal in 1996. The Company has historically negotiated renewals with its existing customers under favorable terms and expects successful renewals for all eight of these contracts. One agreement renewed in the first quarter of 1996 provided for an upgrade in the type of aircraft servicing the contract. The Company also continues to pursue an aggressive marketing strategy for its medical interiors and other products. There can be no assurance that the Company will successfully renew the operating agreements expiring in 1996 or will generate new profitable contracts for the Products Division. However, based on the backlog of projects for the Products Division and the anticipated contract renewals with hospital customers, the Company expects to continue profitable operations in 1996.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Adoption of this statement by the Company is not expected to have a significant effect on the consolidated financial statements.

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Consolidated Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 1996, for the Annual Meeting of Stockholders to be held May 23, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 1996, for the Annual Meeting of Stockholders to be held May 23, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 1996, for the Annual Meeting of Stockholders to be held May 23, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 1996, for the Annual Meeting of Stockholders to be held May 23, 1996.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of the report:

          1.   Financial Statements included in Item 8 of this report:


               Independent Auditors' Report.
               Consolidated Balance Sheets, December 31, 1995 and
                 1994.
               Consolidated Statements of Operations for the year
                 ended December 31, 1995, the six months ended December 31, 1994 and years ended June 30, 1994 and 1993.
               Consolidated Statements of Stockholders' Equity for the
                 year ended December 31, 1995, the six months ended December 31, 1994 and years ended June 30, 1994 and 1993.
               Consolidated Statements of Cash Flows for the year
                 ended December 31, 1995, the six months ended December 31, 1994 and years ended June 30, 1994 and 1993.
               Notes to Consolidated Financial Statements.

          2. Financial Statement Schedules included in Item 8 of this report:

               All supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

          3.   Exhibits:

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBITS
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

       4.5     Form of Sands Brothers Warrant/3/

       4.6 Warrant Agreement, dated April 6, 1993, between the Company and C.C.R.I. Corporation/10/

       4.7 Warrant Agreement dated February 14, 1994, between the Company and CCRI Corporation/11/

       4.8 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued December 28, 1993/14/

       4.9 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued February 21, 1994/14/

      10.1 Air Methods Corporation Employee Stock Option Plan, as amended/13/

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

      10.5 Amended and Restated Warrant Agreement, dated as of October 10, 1990, by and between the Company and Fritzsche Pambianchi & Associates, Inc./7/

      10.6     Option Agreement, dated June 12, 1990, between the
               Company and Lowell D. Miller/8/

      10.7 Option Agreement, dated December 28, 1990, between the Company and Lowell D. Miller/8/

      10.8     Option Agreement, dated July 18, 1991, between the
               Company and Lowell D. Miller/10/

      10.9     Form of Option Agreement between the Company and Alfred
               Bjorseth/10/

      10.10    Form of Option Agreement between the Company and Marlis
               E. Smith/10/

      10.11 Warrant Agreements, dated April 29, 1993, between the Company and Bart Gutekunst/10/

      10.12 Warrant Agreement, dated April 28, 1993, between the Company and Gerald Grayson/10/

      10.13 Exchange Agreement and Plan of Reorganization, dated November 12, 1991, by and among the Company and the shareholders of Air Methods-Colorado (excluding schedules)/9/

      10.14 Form of Consulting Agreement, dated November 30, 1994, between the Company and Roy L. Morgan/14/

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

      10.19 Research, Clinical Development and Option Agreement, dated February 12, 1992, between the Company and Oncotech, Inc./2/

      10.20 Research and Licensing Agreement, dated December 6, 1993, between the Company and Phylomed/12/

      10.21 Equipment Leases, and Warrant Agreements, dated July 25, 1992, between the Company and Ventana Leasing, Inc. or Praktikerfinans AB/2/

      10.22 Exchange Agreement, dated September 10, 1993 by and among the Company and the shareholders of Golden Eagle Aviation, Inc./5/

      10.23 Stock Purchase Agreement, dated September 21, 1994 by and between the Company and Centennial Express
               Airlines, Inc./14/

      10.24 Employment Agreement dated July 10, 1995 between the Company and Aaron D. Todd/15/

      23       Consent of KPMG Peat Marwick, LLP

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.
____________________

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

/14/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the transitional fiscal year ended December 31, 1994 and incorporated herein by reference.

/15/ Filed as an exhibit to the Company's Quarterly Report on Form
     10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date:   March 26, 1996        By:  George W. Belsey
     ---------------------       ---------------------------------------
                                 George W. Belsey
                                 Chairman of the Board, Chief Executive
                                 Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


George W. Belsey         Chairman of the Board            March 26, 1996
-----------------------  Chief Executive Officer
George W. Belsey

Roy L. Morgan            Director                         March 25, 1996
-----------------------
Roy L. Morgan

Joseph E. Bernstein      Director                         March 26, 1996
-----------------------
Joseph E. Bernstein

Ralph J. Bernstein       Director                         March 26, 1996
-----------------------
Ralph J. Bernstein

Samuel H. Gray           Director                         March 26, 1996
-----------------------
Samuel H. Gray

Lowell D. Miller, Ph.D.  Director                         March 26, 1996
-----------------------
Lowell D. Miller, Ph.D.

Donald R. Segner         Vice-Chairman of the Board       March 25, 1996
-----------------------
Donald R. Segner

Morad Tahbaz             Director                         March 26, 1996
-----------------------
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY



                           TABLE OF CONTENTS
______________________________________________________________________

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . F-1

Consolidated Financial Statements
---------------------------------

     CONSOLIDATED BALANCE SHEETS,
     December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Year Ended December 31, 1995, Six Months Ended December 31,
          1994 and Years Ended June 30, 1994 and 1993  . . . . . . F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Year Ended December 31, 1995, Six Months Ended December 31,
          1994 and Years Ended June 30, 1994 and 1993  . . . . . . F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Year Ended December 31, 1995, Six Months Ended December 31,
          1994 and Years Ended June 30, 1994 and 1993  . . . . . . F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . F-8


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, the six months ended December 31, 1994 and each of the years in the two-year period ended June 30, 1994, in conformity with generally accepted accounting principles.




                                                 KPMG Peat Marwick LLP
                                                 KPMG Peat Marwick LLP


Denver, Colorado
February 9, 1996

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1995 AND 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

Assets                                                                          1995           1994
------                                                                      ------------     -------
Current assets:
  Cash and cash equivalents                                                   $ 2,699             696
  Current installments of notes receivable                                        356             324
  Receivables, net (note 4):
    Trade                                                                         881             900
    Insurance proceeds                                                            249              49
    Other                                                                         367              65
                                                                               ------          ------
                                                                                1,497           1,014

  Inventories (note 4)                                                          1,263           1,522
  Work-in-process on medical interior contracts                                   131             240
  Assets held for sale (notes 3 and 4)                                             --           4,529
  Prepaid insurance                                                               236           1,221
  Other prepaid expenses                                                          375             290
                                                                               ------          ------

    Total current assets                                                        6,557           9,836
                                                                               ------          ------

Equipment and leasehold improvements (notes 4 and 5):
  Flight and ground support equipment                                          37,228          36,221
  Furniture and office equipment                                                1,326           1,161
                                                                               ------          ------
                                                                               38,554          37,382
  Less accumulated depreciation and amortization                               (7,138)         (4,667)
                                                                               ------          ------

    Net equipment and leasehold improvements                                   31,416          32,715
                                                                               ------          ------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $405 and $308 at December 31, 1995 and
  1994, respectively (notes 2 and 3)                                            2,022           2,119
Notes receivable, less current installments                                     1,843           2,197
Patent application costs and other assets, net of accumulated amortization
  of $510 and $424 at December 31, 1995 and 1994, respectively (note 4)           748           1,267
                                                                               ------          ------

    Total assets                                                              $42,586          48,134
                                                                               ======          ======

                                                                                                    (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                                                                1995           1994
                                                                                                ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:

  Notes payable (note 4)                                                                    $    693          2,278
  Current installments of long-term debt (note 4)                                              1,435          4,870
  Current installments of obligations under capital leases
    (note 5)                                                                                     751            722
  Accounts payable                                                                               974            746
  Accrued overhaul and parts replacement costs                                                 1,407            804
  Deferred revenue                                                                               724             10
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                                    328             --
  Accrued restructuring expenses (note 3)                                                         --            114
  Other accrued liabilities                                                                      883          2,184
                                                                                              ------         ------

      Total current liabilities                                                                7,195         11,728
                                                                                              ------         ------

Long-term debt, less current installments (note 4)                                             6,671          7,569
Obligations under capital leases, less current installments
  (note 5)                                                                                     4,552          5,302
Accrued overhaul and parts replacement costs                                                   4,329          4,559
Other liabilities                                                                                777            945
                                                                                              ------         ------

      Total liabilities                                                                       23,524         30,103
                                                                                              ------         ------

Stockholders' equity (notes 2 and 6):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                                                           --             --
  Common stock, $.06 par value.  Authorized 16,000,000
    shares; issued 8,103,502 and 8,051,765 shares at
    December 31, 1995 and 1994, respectively                                                     486            482
  Additional paid-in capital                                                                  49,640         49,572
  Accumulated deficit                                                                        (31,063)       (32,022)
  Treasury stock, 25,606 shares at December 31, 1995 and 1994                                     (1)            (1)
                                                                                              ------         ------

      Total stockholders' equity                                                              19,062         18,031
                                                                                              ------         ------

Commitments and contingencies (notes 5 and 12)

      Total liabilities and stockholders' equity                                             $42,586         48,134
                                                                                              ======         ======
See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                                                Six Months
                                                                 Year Ended        Ended            Year Ended June 30,
                                                                December 31,    December 31,       --------------------
                                                                    1995            1994            1994          1993
                                                                ------------    ------------        ----          ----
Revenue:
  Flight revenue (note 7)                                          $ 26,221         13,081         25,346        21,468
  Sales of medical interiors and products                             3,801            790          2,552         3,872
  International franchise revenue                                       100             --             --            --
                                                                     ------         ------         ------        ------
                                                                     30,122         13,871         27,898        25,340
                                                                     ------         ------         ------        ------
Operating expenses:
  Flight centers                                                      8,227          4,427          8,626         7,017
  Aircraft operations                                                 8,503          4,445          8,188         5,483
  Aircraft rental (note 5)                                            1,663            994          2,915         3,153
  Cost of medical interiors and products sold                         3,113          1,303          2,599         3,228
  Depreciation and amortization                                       2,656          1,272          2,196         1,438
  General and administrative                                          3,873          2,176          5,761         4,479
  Loss on disposition of assets (notes 2 and 3)                          86            237            790            --
  Restructuring and other non-recurring expenses
    (note 3)                                                             --             --          3,010            --
                                                                     ------         ------         ------        ------
                                                                     28,121         14,854         34,085        24,798
                                                                     ------         ------         ------        ------

    Operating income (loss)                                           2,001           (983)        (6,187)          542

Other income (expense):
  Interest expense                                                   (1,396)          (717)        (1,246)       (1,082)
  Interest and dividend income                                          289            163            188           121
  Merger termination expense (note 10)                                   --           (305)            --          (272)
  Other, net                                                             65            (13)           170           257
                                                                     ------         ------         ------        ------

    Income (loss) before extraordinary item                             959         (1,855)        (7,075)         (434)

Extraordinary item -- gain (loss) on early
  extinguishment of debt (notes 4 and 5)                                 --             --           (182)          173

      Net income (loss)                                             $   959         (1,855)        (7,257)         (261)
                                                                     ======         ======         ======        ======

Income (loss) per common share before extraordinary
  item                                                              $   .12           (.23)         (1.00)         (.13)
Gain (loss) on early extinguishment of debt per
  common share                                                           --             --           (.03)          .05
                                                                     ------         ------         ------        ------
      Income (loss) per common share                                $   .12           (.23)         (1.03)         (.08)
                                                                     ======         ======         ======        ======

Weighted average number of common shares outstanding              8,071,010      8,023,225      7,056,445     3,453,111
                                                                  =========      =========      =========      =========


See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31, 1995, SIX MONTHS ENDED DECEMBER 31, 1994 AND YEARS ENDED JUNE 30, 1994 AND 1993
(AMOUNTS IN THOUSANDS EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------

                                                Common Stock        Treasury stock   Additional             Total stock-
                                             ------------------    ----------------   paid-in   Accumulated    holders'
                                             Shares      Amount    Shares    Amount   capital     deficit      equity
                                             ------      ------    ------    ------   -------     -------      ------
BALANCES AT JULY 1, 1992                    2,132,976   $   128    93,843    $   (6)    28,420     (22,649)       5,893

Issuance of common shares for options
  exercised and services rendered               5,030        --        --        --         53          --           53
Issuance of common shares in private
  offering, net of syndication costs of
  $1,470 (note 6)                           2,386,839       144        --        --      5,547          --        5,691
Issuance of common shares under the
  Restricted Stock Plan (note 6)              102,907         6        --        --         (6)         --           --
Amortization of deferred compensation
  expense (note 6)                                 --        --        --        --        191          --          191
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 6)                          (1,770)       --        --        --         (1)         --           (1)
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $250 (note 6)                      636,148        38        --        --      2,577          --        2,615
Net loss                                           --        --        --        --         --        (261)        (261)
                                            ----------   -------   -------   ------     -------    --------      -------

BALANCES AT JUNE 30, 1993                   5,262,130       316    93,843       (6)     36,781     (22,910)      14,181

Issuance of common shares for options
  exercised and services rendered             533,798        18        --        --      1,306          --        1,324
Issuance of common shares for
  warrants exercised, net of solicitation
  costs of $429 (note 6)                    1,272,626        90        --        --      5,411          --        5,501
Issuance of common shares in private
  offering (note 6)                         1,011,190        61        --        --      5,669          --        5,730
Issuance of common shares in
  acquisition (note 2)                         55,617         3        --        --        437          --          440
Amortization of deferred compensation
  expense (note 6)                                 --        --        --        --        218          --          218
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 6)                              --        --        --        --         (8)         --           (8)
In-kind tax withholding elected by
  employees under the Restricted Stock
  Plan (note 6)                                    --        --    25,606        (1)      (310)         --         (311)
Cancellation of treasury shares               (93,843)       (6)  (93,843)        6         --          --           --
Net loss                                           --        --        --        --         --      (7,257)      (7,257)
                                            ----------   -------   -------   ------     -------    --------      -------

BALANCES AT JUNE 30, 1994                   8,041,518       482    25,606        (1)    49,504     (30,167)      19,818

Issuance of common shares for options
  exercised and services rendered              10,247        --        --        --         60          --           60
Amortization of deferred compen-
  sation expense (note 6)                          --        --        --        --         10          --           10
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 6)                              --        --        --        --        (2)          --           (2)
Net loss                                           --        --        --        --         --      (1,855)      (1,855)
                                            ----------   -------   -------   ------     -------    --------      -------

BALANCES AT DECEMBER 31, 1994               8,051,765       482    25,606        (1)    49,572     (32,022)      18,031

Issuance of common shares for options
  exercised and services rendered              51,737         4        --        --         72          --           76
Amortization of deferred compen-
  sation expense (note 6)                          --        --        --        --          6          --            6
Retirement of unvested shares and
  options forfeited under the
  Restricted Stock Plan (note 6)                   --        --        --        --        (10)         --          (10)
Net income                                         --        --        --        --         --         959          959
                                            ----------   -------   -------   ------     -------    --------      -------

BALANCES AT DECEMBER 31, 1995               8,103,502   $   486    25,606   $   (1)     49,640     (31,063)      19,062
                                            =========    =======   =======   ======     =======    ========      =======


See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------

                                                                                   Six Months            Year Ended
                                                                    Year Ended       Ended                June 30,
                                                                   December 31,   December 31,        ----------------
                                                                       1995           1994           1994          1993
                                                                   ------------   ------------      ------        ------
Cash flows from operating activities:
 Net income (loss)                                                  $   959         (1,855)        (7,257)         (261)
  Adjustments to reconcile net income (loss) to net cash provided
   (used) by operating activities:
   Provision for restructuring and other non-recurring expenses          --             --          2,218            --
   Depreciation and amortization expense                              2,656          1,272          2,196         1,438
  Common stock and options issued for services and in
   connection with employee stock compensation agreements,
   net of forfeitures                                                    72             69            (94)          243
  Loss (gain) on disposition of assets                                   86            237            790           (12)
  Loss (gain) on early extinguishment of debt                            --             --            182          (173)
  Changes in operating assets and liabilities, net of
   acquisitions:
  Decrease (increase) in receivables                                   (438)            36          2,043        (1,121)
  Decrease (increase) in inventories                                    260           (193)           (53)       (1,166)
  Decrease (increase) in prepaid expenses and other current
   assets                                                               900            844           (180)          295
  Decrease (increase) in work-in-process on medical interior
   contracts                                                             71            274           (153)          (81)
  Decrease in accounts payable, other accrued liabilities, and
   accrued restructuring expenses                                    (1,187)          (716)          (189)         (376)
  Increase (decrease) in accrued overhaul and parts
   replacement costs                                                    373            404            860          (432)
  Increase (decrease) in deferred revenue, billings in excess of
   costs, and other liabilities                                         874         (1,001)           676            95
                                                                     -------        -------        -------       -------

     Net cash provided (used) by operating activities                 4,626           (629)         1,039        (1,551)
                                                                     -------        -------        -------       -------

Cash flows from investing activities:
 Net cash used in acquisition of Golden Eagle Aviation, Inc.             --             --           (451)           --
 Acquisition of equipment and leasehold improvements                 (1,169)          (981)       (16,101)       (6,561)
 Proceeds from retirement and sale of equipment and assets held
  for sale                                                            4,430            790            618         2,093
 Decrease (increase) in notes receivable, patent application
  costs, and other assets                                               755            425           (307)         (654)
 Proceeds from sale or maturity of short-term investments                --             21            504         1,378
 Purchase of short-term investments                                      --             --             --          (472)
                                                                     -------        -------        -------       -------

     Net cash provided (used) by investing activities                 4,016            255        (15,737)       (4,216)
                                                                     -------        -------        -------       -------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                  --             --         12,898        10,026
 Payments for syndication and solicitation costs                         --             --         (1,252)       (1,720)
 Net repayments under short-term notes payable                       (1,585)          (856)          (117)         (268)
 Proceeds from long-term debt                                           582            -d-          7,851         4,049
 Payments of long-term debt                                          (4,915)        (1,141)        (4,007)       (2,318)
 Payments of capital lease obligations                                 (721)          (354)        (1,882)         (473)
                                                                     -------        -------        -------       -------

     Net cash provided (used) by financing activities                (6,639)        (2,351)        13,491         9,296
                                                                     -------        -------        -------       -------

     Increase (decrease) in cash and cash equivalents                 2,003         (2,725)        (1,207)        3,529

Cash and cash equivalents at beginning of period                        696          3,421          4,628         1,099
                                                                     -------        -------        -------       -------

Cash and cash equivalents at end of period                          $ 2,699            696          3,421         4,628
                                                                     =======        =======        =======       =======

Interest paid in cash during the period                             $ 1,395            718          1,243         1,158
                                                                     =======        =======        =======       =======

                                                                                                         (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

----------------------------------------------------------------------

Noncash investing and financing transactions:

Capital lease obligations of $19,000 and $7,085,000 were assumed to acquire equipment during the years ended June 30, 1994 and 1993, respectively.

Notes receivable of $2,790,000 were received as partial consideration for the sale of two aircraft during the year ended June 30, 1994.

Notes payable of $2,347,000 were issued to finance the Company's annual hull and liability, workers' compensation, and directors' and officers' insurance policies during the six months ended December 31, 1994.























See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1995 AND 1994
----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company") serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As discussed more fully in note 3, in September 1994 the Company sold all of the outstanding shares of common stock of Golden Eagle Charters, Inc. ("Golden Eagle"), formerly a wholly owned subsidiary of the Company. During fiscal year 1993, Cell Technology Biosciences, Inc., another wholly owned subsidiary, was dissolved. All significant intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $2,062,000 and $565,000 at December 31, 1995 and 1994, respectively, consist of short-term money market funds.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process on Medical Interior Contracts

     Work-in-process on medical interior contracts represents costs of the installation of medical equipment and modification of aircraft for third parties. Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     If the total cost to complete a medical interior cannot be reasonably estimated, revenue relating to fixed fee contracts is recognized using the completed contract method of accounting. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification. If the modified aircraft is leased by the Company in its operations, the revenue is deferred and recognized over the term of the lease.

     Assets Held for Sale

     Assets held for sale consisted primarily of aircraft designated for disposal within one year and were valued at the lower of cost or estimated net realizable value. Net realizable value was determined primarily by individual market studies; estimated carrying costs of the assets prior to disposal were included in the calculation of net realizable value. Depreciation was discontinued when an asset was designated for disposal. Debt collateralized by assets held for sale was classified as a current liability in the consolidated financial statements.

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

                           Description                           Lives      Residual value
                           -----------                           -----      --------------
               Hangar                                            40 years         10%
               Helicopters, including medical equipment        8-25 years         25%
               Airplanes, including medical equipment          8-20 years        0-10%
               Ground support equipment                        5-10 years        0-10%
               Furniture and office equipment                  3-10 years         --

     Leasehold improvements to hangar and office space are amortized using the straight-line method over the terms of the leases.

     Excess of Cost Over the Fair Value of Net Assets Acquired

     Excess of cost over the fair value of net assets acquired, or goodwill, is being amortized using the straight-line method over 25 years. Periodically the Company evaluates the recoverability of goodwill based upon undiscounted earnings forecasts. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses, or a forecasted

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     inability to achieve at least break-even results over an extended period. Should an impairment in value be indicated, the carrying value of goodwill will be adjusted accordingly.

     Fleet Integration Costs

     Costs related to the integration of new types of aircraft into the Company's fleet are deferred and amortized over a period of five years. Such costs are included in other assets in the accompanying financial statements.

     Patent Application Costs

     The Company capitalizes legal costs associated with new patent applications and the defense of existing patents. At such time as patents are granted, these costs will be amortized over the estimated useful economic life of the patents. Costs relating to unsuccessful patent applications are charged to operations.

     Engine and Airframe Overhaul Costs

     The Company uses the accrual method of accounting for major engine and airframe overhauls whereby the cost of the next overhaul is estimated and accrued based on usage of the aircraft over the period between overhauls.

     Revenue Recognition and Uncollectible Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the term of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. International franchise revenue is recognized when payment is received.

     Uncollectible trade receivables are charged to operations using the allowance method. The allowance for uncollectible receivables was not significant at December 31, 1995 and 1994.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     Income (loss) Per Share

     Income (loss) per common share is calculated using the weighted average number of common shares outstanding for each period. Outstanding common stock options and common stock purchase warrants have not been included in the calculations since the effect would be antidilutive.

(2)  ACQUISITION AND SALE OF SUBSIDIARY

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

     The composition of the purchase price was as follows (amounts in thousands):

               Equipment and leasehold improvements                               $ 1,923
               Receivables                                                            105
               Accounts payable and other liabilities                              (2,781)
               Excess of cost over the fair value of net assets acquired            1,193
                                                                                   -------

                    Total purchase price                                          $   440
                                                                                   =======

     The transaction was accounted for using the purchase method of accounting. Accordingly, the results of operations of Golden Eagle were included with those of the Company from the effective date of the Agreement.

     As discussed more fully in note 3, in the third quarter of fiscal 1994, the Company discontinued substantially all of the unprofitable airplane charter operations of Golden Eagle and wrote off the balance of goodwill related to the purchase of Golden Eagle as part of the restructuring. Losses from Golden Eagle's charter operations from the date of acquisition through June 30, 1994 totaled $677,000. On September 21, 1994, the Company sold all of the outstanding shares of common stock of Golden Eagle to a company in exchange for $10,000 and the assumption of certain liabilities of Golden Eagle. The Company recorded a gain of $126,000 on the sale.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(3)  BUSINESS RESTRUCTURING

     During fiscal 1994, the Company implemented a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, a reduction in the Company's work force, and the disposal of selected assets. Also included in the restructuring was the cancellation of a proposed debt refinancing and public preferred stock offering in the third quarter of 1994. With the exception of severance pay related to the reduction in the work force and certain placement fees for the proposed preferred stock offering, the restructuring expenses consisted of non-cash charges including the write-off of previously recorded assets. Valuation allowances established for assets designated for disposal are classified with other gains and losses on the disposition of assets in the accompanying financial statements.

     The restructuring and other non-recurring charges for the year ended June 30, 1994, consist of the following (amounts in thousands):

               Write-off of costs associated with proposed debt refinancing         $   335
               Write-off of costs associated with proposed public
                 preferred stock offering                                               571
               Write-off of goodwill related to the acquisition of Golden Eagle       1,459
               Severance pay                                                            614
               Other                                                                     31
                                                                                     ------
                                                                                    $ 3,010
                                                                                     ======

     Accrued restructuring expenses as of December 31, 1994, consist of severance pay.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at December 31, 1995 and 1994 (amounts in thousands):

                                                                              1995       1994
                                                                              ----       ----
               Borrowings under a note with a company with interest
                 at prime rate.  The note was cancelled in 1995.            $   --       267
               Borrowings under a $2 million line of credit with
                 interest at prime rate (8.5% at December 31, 1995),
                 collateralized by certain receivables and inventories         500       500
               Borrowings under an unsecured note with a company
                 with interest at 5.73%.  Paid in full in 1995                  --     1,249
               Borrowings under an unsecured note with a company
                 with interest at 7.25%.  Paid in full in 1995                  --       128
               Borrowings under an unsecured note with a company
                 with interest at 6.58%, due in monthly installments of
                 principal and interest through June 1, 1996                   104        --
               Other                                                            89       134
                                                                             -----     -----
                                                                            $  693     2,278
                                                                             =====     =====


AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     Long-term debt consists of the following at December 31, 1995 and 1994 (amounts in thousands):

                                                                                    1995        1994
                                                                                 ----------  ----------
               Notes payable to one lender with interest at 9.94%,
                 due in monthly payments of principal and interest
                 through August 2001, collateralized by equipment,
                 receivables, inventories, and other intangible assets            $  4,348     4,893
               Notes payable to one lender with interest at 8.5%,
                 due in monthly payments of principal and interest
                 through September 2000, collateralized by flight
                 equipment                                                           2,139     2,505
               Note payable to a company with interest at 9.25%,
                 due in monthly payments of principal and interest
                through December 2001, collateralized by a hangar                      227       253
               Note payable to a company with monthly interest
                 payments at prime rate plus 1%.  Paid in full in 1995                  --     3,819
               Note payable to a company with interest at 11%, due in
                 monthly payments of principal and interest through
                 February 2002, collateralized by equipment                            536       594
               Note payable to a company with interest at 10%, due in
                 monthly payments of principal and interest through May
                 2000, collateralized by flight equipment                              285       334
               Note payable to a company with interest at 6.25%, due in
                 monthly payments of principal and interest through
                 October 1997, collateralized by a note receivable (net of
                 discount of $16,000 based on imputed interest rate of
                 9.5%)                                                                 537        --
               Other                                                                    34        41
                                                                                     8,106    12,439
               Less current installments                                            (1,435)   (4,870)
                                                                                    -------   -------
                                                                                   $ 6,671     7,569
                                                                                    =======   =======


     All debt collateralized by assets held for sale was classified as current.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:
                    1996                        $ 1,435
                    1997                          1,547
                    1998                          1,389
                    1999                          1,528
                    2000                          1,380
                    Thereafter                      827
                                                 ------

                                                $ 8,106
                                                 ======

     In 1993, the Company retired debt totaling $642,000 prior to the scheduled maturities and recognized gains of $173,000 on the early extinguishment of the debt.

     Total interest expense incurred by the Company on notes, long-term debt, and capital leases during the year ended December 31, 1995 was $1,458,000, of which $62,000 was capitalized.

(5)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 1995, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                                                       Capital      Operating
                                                                                       leases         leases
                                                                                      ----------    ----------
          Year ending December 31:
               1996                                                                    $ 1,123        1,760
               1997                                                                      1,123        1,758
               1998                                                                      1,123        1,297
               1999                                                                        719        1,037
               2000                                                                        537        1,036
               Thereafter                                                                2,128          965
                                                                                       -------       ------
                    Total minimum lease payments                                         6,753      $ 7,853
                                                                                                     ======
               Less amounts representing interest                                       (1,450)
                                                                                        -------
                    Present value of minimum capital lease payments                      5,303
               Less current installments                                                  (751)

                                                                                       $ 4,552
                                                                                        =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     Rent expense relating to operating leases totaled $2,061,000, $1,234,000, $3,434,000 and $3,462,000 for the year ended
     December 31, 1995, the six months ended December 31, 1994 and the years ended June 30, 1994 and 1993, respectively.

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

     At December 31, 1995 and 1994, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $9,509,000 and $10,359,000, respectively.

(6)  STOCKHOLDERS' EQUITY

     (A)  WARRANTS

          In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued and are outstanding as of December 31, 1995:

                            Number of warrants      Exercise price per share      Expiration Date
                            ------------------      ------------------------      ---------------
                                   30,000                   $  4.00               March 12, 1996
                                   67,938                      5.10               Various, 1997
                                    4,000                      3.00               February 2, 1998
                                  126,592                      4.00               February 2, 1998
                                   20,000                      4.13               March 12, 1998
                                   75,000                      4.50               April 6, 1998
                                   50,000                      3.00               December 29, 1998
                                  150,000                      6.88               February 14, 1999
                                  150,000                      3.00               February 21, 1999
                                  -------
                                  673,530
                                  =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

          In June 1993, 840,368 warrants were exercised at $3.41 per warrant to purchase 636,148 common shares for total proceeds of $2,865,000.

     (B)  STOCK OPTION PLANS

          The Company has a Stock Option Plan (the Plan) which, as amended in October 1993 and February 1995, provides for the granting of incentive stock options (ISOs) and nonqualified stock options (non-ISOs), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 1,500,000 shares of common stock are reserved for options. The Company also grants non-ISOs outside of the Plan.

          Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, become exercisable in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

          The Nonemployee Director Stock Option Plan authorizes the grant of nonstatutory stock options to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service will receive a five-year option to purchase 5,000 shares, exercisable at the then current fair market value of the Company's common stock.

          At December 31, 1995, options issued to a consulting group to purchase 6,667 shares of common stock at an exercise price of $6.25 per share were outstanding. A director of the Company is the chief executive officer and a 50% owner of the consulting group.

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the year ended December 31, 1995, the six months ended December 31, 1994 and the years ended June 30, 1994 and 1993:

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

                                                                   ISOs          Non-ISOs         Total
                                                                   ----          --------         -----
                    Outstanding at July 1, 1992                   198,926          247,084        446,010

                    Granted                                       113,474           90,864        204,338
                    Canceled                                      (11,702)          (2,916)       (14,618)
                                                                ----------       ----------     ----------

                    Outstanding at June 30, 1993                  300,698          335,032        635,730

                    Granted                                       854,349           87,666        942,015
                    Canceled                                     (445,064)         (72,496)      (517,560)
                    Exercised                                     (62,141)          (2,222)       (64,363)
                                                                ----------       ----------     ----------

                    Outstanding at June 30, 1994                  647,842          347,980        995,822

                    Granted                                        65,773          342,857        408,630
                    Canceled                                     (515,691)              --       (515,691)
                    Exercised                                         (41)          (4,348)        (4,389)
                                                                ----------       ----------     ----------

                    Outstanding at December 31, 1994              197,883          686,489        884,372

                    Granted                                       214,729          360,000        574,729
                    Canceled                                      (16,061)         (36,666)       (52,727)
                    Exercised                                      (2,560)              --         (2,560)
                                                                ----------       ----------     ----------

                    Outstanding at December 31, 1995              393,991        1,009,823      1,403,814
                                                                ==========       ==========     ==========

                    Exercise prices                         $1.75 to 12.13    1.75 to 13.50
                                                             =============    =============

          As of December 31, 1995, exercisable options totaled 739,538. A total of 360,000 options have been granted by the Board of Directors under the Plan which are subject to shareholder approval at the Annual Meeting of Stockholders to be held in 1996.

     (C)  RESTRICTED STOCK PLAN

          Effective December 3, 1992, the Company established a restricted stock plan authorizing the issuance of up to 300,000 shares of common stock to employees. Under this plan, participating employees elected to reduce their compensation by 2% to 20% for the period from January 9, 1993 to January 8, 1994. For each $3 by which employees reduced their compensation, the Company issued one share of stock and one option to purchase one share of stock for $3. The Company issued 101,137 shares under this plan to employees and

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

          recorded deferred compensation for the value of the options issued and for the excess of the market value of the shares issued on the effective date over the face value of $3 per share. The shares issued under the plan vested over one year; the associated options vested over three years. The Company recorded $6,500, $10,000, $218,000 and $191,000 of compensation expense under the plan for the year ended December 31, 1995, the six months ended December 31, 1994 and the years ended June 30, 1994 and 1993, respectively.

          In January 1994 employees who received shares under this compensation plan were allowed to elect to have the Company retain sufficient shares to provide for the payment of their withholding taxes. The Company withheld a number of shares equivalent in value to the taxes owed from the shares issued to employees and placed these shares in treasury stock.

     (D)  NONEMPLOYEE COMPENSATION PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 1995, the Company had issued 35,161 shares under this plan.

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

     (F)  STOCK REPURCHASE PLAN

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be used to meet the Company's common stock requirements for its employee benefit plans and other purposes. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend
          on market conditions and other factors.   As of December 31,
          1995, no shares had been repurchased under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     (G)  PROFIT SHARING PLAN

          In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees effective for the fiscal year ending December 31, 1996.

(7)  REVENUE

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 7 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portion of the agreements and leases provide for the following revenue for years subsequent to December 31, 1995 (amounts in thousands):

          Year ending December 31:
               1996                                  $15,708
               1997                                   12,648
               1998                                    9,191
               1999                                    7,940
               2000                                    5,971
               Thereafter                             16,951
                                                      ------

                                                     $68,409
                                                      ======

(8)  INCOME TAXES

     For income tax purposes, the Company has net operating loss carryforwards at December 31, 1995 of approximately $34,603,000 which will expire in varying amounts through the year 2010. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

     In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of a portion of the aforementioned net operating loss carryforwards will be limited annually by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows (amounts in thousands):

                                                       1995      1994
                                                       ----      ----
     Deferred tax assets:
       Overhaul and parts replacement cost,
         principally due to the accrual method      $ 2,007     1,877
     Assets held for sale principally
         due to differences in bases                     --       354
     Accrued restructuring expenses and
         valuation allowances                            49       433
     Net operating loss carryforwards                12,111    11,181
     Other                                              175       246
                                                    -------   -------
       Total gross deferred tax assets               14,342    14,091
       Less valuation allowance                      (9,292)   (9,894)
                                                    -------   -------
       Net deferred tax assets                        5,050     4,197
                                                    -------   -------

     Deferred tax liabilities:
       Equipment and leasehold improvements,
         principally due to differences in
         bases and depreciation methods              (4,966)   (4,090)
     Other                                              (84)     (107)
                                                    -------   -------
       Total deferred tax liabilities                (5,050)   (4,197)
                                                    -------   -------
       Net deferred tax liability                  $     --        --
                                                    ========  ========

     Income tax expense calculated at the federal statutory tax rate was offset entirely in the year ended December 31, 1995, by the decrease in the valuation allowance for deferred tax assets. No tax benefit was recorded for the six months ended December 31, 1994 or the years ended June 30, 1994 and 1993 due to the uncertainty of realizing the deferred tax asset relating to the Company's net operating loss carryforwards.

(9)  RETIREMENT PLAN

     The Company has a defined contribution retirement plan whereby employees who have completed one year of employment may contribute up to 12% of their annual salaries. The Company contributes an amount equal to 1% of the employees' annual salary and will match 20% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $150,000, $70,000, $156,000, and $126,000 for the
     year ended December 31, 1995, the six months ended December 31, 1994 and the years ended June 30, 1994 and 1993, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(10) PROPOSED BUSINESS COMBINATIONS

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

(11) RELATED PARTY TRANSACTIONS

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

     In February 1994 warrants to purchase an additional 150,000 shares were issued to Americas Partners in connection with a commitment from Americas Partners to fund start-up costs for a joint venture in Mexico. The commitment was paid to the Company in full subsequent to June 30, 1994. The exercise price of all of the Americas Partners warrants is $3 per share.

(12) COMMITMENTS AND CONTINGENCIES

     In November 1992, a former employee brought a lawsuit against the Company in the U.S. District Court for the District of Minnesota alleging that the Company had wrongfully discharged him. In September 1995, the District Court issued a directed verdict in favor of the Company. The plaintiff appealed the case to the Eighth Circuit of the U.S. Court of Appeals in November 1995. Management of the Company believes the ultimate outcome of this action will not have a material adverse impact on the Company's financial position or results of operations.