Form 10-Q
period 1996-03-31
AIR METHODS CORP
filed 1996-05-14
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ___________________

                               FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ---------------------------------------

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -------------------

              Commission file number       0-16079
                                     -------------------

                        AIR METHODS CORPORATION
- ---------------------------------------------------------------------
        (Exact name of Registrant as Specified in Its Charter)

                Delaware                             84-0915893
- ----------------------------------------------------------------------
      (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)          Identification Number)

7301 South Peoria, Englewood, Colorado                   80112
- ----------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   -------------------

                             N/A
- ----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes        X         No
            -------------       -------------

     The number of shares of Common Stock, par value $.06, outstanding as of May 1, 1996 was 8,090,320.

                           TABLE OF CONTENTS

                               Form 10-Q


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1996 and
                     December 31, 1995                               1

                  Statements of Operations for the three months
                     ended March 31, 1996 and 1995                   3

                  Statements of Cash Flows for the three months
                     ended March 31, 1996 and 1995                   4

                  Notes to Financial Statements                      5

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations   6


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                  8

         Item 2.  Changes in Securities                              8

         Item 3.  Defaults upon Senior Securities                    8

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                                8

         Item 5.  Other Information                                  8

         Item 6.  Exhibits and Reports on Form 8-K                   8


         SIGNATURES                                                  9

                    PART I:  FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                        AIR METHODS CORPORATION


                            BALANCE SHEETS
      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        MARCH 31,       DECEMBER 31,
                                                                          1996             1995
                                                                      -------------     ------------
Assets                                                                 (unaudited)
- ------
Current assets:
  Cash and cash equivalents                                             $  3,745           2,699
  Current installments of notes receivable                                   365             356
  Receivables:
    Trade                                                                  1,478             881
    Insurance proceeds                                                       110             249
    Employees and other                                                       91             367
                                                                         --------        --------
                                                                           1,679           1,497
                                                                         --------        --------

  Inventories                                                              1,284           1,263
  Work-in-progress on medical interiors                                      241             131
  Prepaid expenses and other                                                 592             611
                                                                         --------        --------

      Total current assets                                                 7,906           6,557
                                                                         --------        --------

Equipment and leasehold improvements:
  Flight and ground support equipment                                     38,208          37,228
  Furniture and office equipment                                           1,335           1,326
                                                                         --------        --------
                                                                          39,543          38,554

  Less accumulated depreciation and amortization                          (7,790)         (7,138)
                                                                         --------        --------

      Net property and equipment                                          31,753          31,416
                                                                         --------        --------

Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $429 and $405 at
  March 31, 1996 and December 31, 1995, respectively                       1,998           2,022
Notes receivable, less current installments                                1,749           1,843
Patent application costs and other assets, net of
  accumulated amortization of $532 and $510 at
  March 31, 1996 and December 31, 1995, respectively                         818             748
                                                                         --------        --------
                                                                        $ 44,224          42,586
                                                                         ========        ========

                                                           (Continued)

See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        MARCH 31,       DECEMBER 31,
                                                                          1996             1995
                                                                      -------------     ------------
Liabilities and Stockholders' Equity                                   (unaudited)
- ------------------------------------
Current liabilities:
  Notes payable                                                         $    604             693
  Current installments of long-term debt                                   1,902           1,435
  Current installments of obligations under capital leases                   766             751
  Accounts payable                                                           848             974
  Accrued overhaul and parts replacement costs                             1,496           1,407
  Deferred revenue                                                           492           1,052
  Accrued restructuring expenses and
    other accrued liabilities                                                992             883
                                                                         --------        --------

      Total current liabilities                                            7,100           7,195
                                                                         --------        --------

Long-term debt, less current installments                                  8,359           6,671
Obligations under capital leases, less current installments                4,381           4,552
Accrued overhaul and parts replacement costs                               4,352           4,329
Other liabilities                                                            800             777
                                                                         --------        --------

      Total liabilities                                                   24,992          23,524
                                                                         --------        --------

Stockholders' equity:
  Common stock, $.06 par value.  Authorized 16,000,000 shares;
    issued 8,115,926 and 8,103,502 shares at March 31, 1996
    and December 31, 1995, respectively                                      485             485
  Additional paid-in capital                                              49,666          49,640
  Accumulated deficit (note 3)                                           (30,919)        (31,063)
                                                                         --------        --------

      Total stockholders' equity                                          19,232          19,062
                                                                         --------        --------

                                                                        $ 44,224          42,586
                                                                         ========        ========

See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

                       STATEMENTS OF OPERATIONS
      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                              1996           1995
                                                                                            --------       --------
                                                                                           (unaudited)    (unaudited)
Revenue:
  Flight revenue                                                                          $    6,348          6,596
  Sales of medical interiors and products                                                      1,405          1,281
  International franchise revenue                                                                150              -
  Loss on disposition of assets                                                                  (17)           (15)
                                                                                             -------         ------

                                                                                               7,886          7,862
                                                                                             -------        -------

Operating expenses:
  Flight centers                                                                               2,116          2,131
  Aircraft operations                                                                          2,050          1,945
  Aircraft rental                                                                                390            481
  Medical interiors and parts                                                                  1,261          1,087
  Depreciation and amortization                                                                  704            656
  General and administrative                                                                     997            991
                                                                                             -------        -------
                                                                                               7,518          7,291
                                                                                             -------        -------

    Operating income                                                                             368            571

Other income (expense):
  Interest expense                                                                              (311)          (439)
  Interest and dividend income                                                                    86             66
  Other, net                                                                                       1             55
                                                                                             -------        -------

    Net income                                                                            $      144            253
                                                                                             =======        =======

Income per common share                                                                   $      .02            .03
                                                                                             =======        =======

Weighted average number of
  common shares outstanding                                                                8,082,037      8,048,233
                                                                                           =========      =========



See accompanying notes to financial statements.

                         AIR METHODS CORPORATION

                        STATEMENTS OF CASH FLOWS
                         (AMOUNTS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                              1996           1995
                                                                                            --------       --------
                                                                                           (unaudited)    (unaudited)
Cash flow from operating activities:
  Net income                                                                              $      144            253
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                        704            656
    Vesting of common stock and options issued for services and in connection
      with employee stock compensation agreements, net of forfeitures                             26             60
    Loss on retirement and sale of equipment                                                      17             15
    Changes in assets and liabilities:
      Decrease in prepaid and other current assets                                                19            970
      Increase in receivables                                                                   (182)          (370)
      Decrease (increase) in parts inventories                                                   (21)           143
      Decrease (increase) in work-in-process on medical interiors                               (110)            23
      Increase (decrease) in accounts payable, accrued restructuring expenses
        and other accrued liabilities                                                            (17)            46
      Increase (decrease) in deferred revenue and other liabilities                             (537)           497
      Increase in accrued overhaul and parts replacement costs                                   112             96
                                                                                             -------        -------
        Net cash flow provided by operating activities                                           155          2,389
                                                                                             -------        -------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements                                       (1,013)          (322)
    Proceeds from retirement and sale of equipment                                                 1          4,109
    Net decrease (increase) in patent development costs and other assets                          (7)            85
                                                                                             -------        -------
        Net cash provided (used) by investing activities                                      (1,019)         3,872
                                                                                             -------        -------

Cash flows from financing activities:
    Net payments under short-term notes payable                                                  (89)          (833)
    Proceeds from issuance of debt                                                             2,500             --
    Payments of long-term debt                                                                  (345)        (4,076)
    Payments of capital lease obligations                                                       (156)          (152)
                                                                                             -------        -------
        Net cash provided (used) by financing activities                                       1,910         (5,061)
                                                                                             -------        -------

        Increase in cash and cash equivalents                                                  1,046          1,200

Cash and cash equivalents at beginning of period                                               2,699            696
                                                                                             -------        -------

Cash and cash equivalents at end of period                                                $    3,745          1,896
                                                                                             =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1995.

(2)  INCOME PER SHARE
     ----------------

     Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

(3)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in the stockholders' equity for the three months ended March 31, 1996 consisted of the following (amounts in thousands except share amounts):

                                                                                      Three Months Ended
                                                                                        March 31, 1996
                                                                                      ------------------

                                                                                     Shares          Amount
                                                                                     ------          ------
               Balance at January 1, 1996                                           8,103,502      $  19,062

               Issuance of common shares for
                 options exercised and services rendered                               12,424             26

               Net income                                                                  --            144
                                                                                    ---------        -------

               Balance at March 31, 1996                                            8,115,926      $  19,232
                                                                                    =========       ========

     As of March 31, 1996 the Company's total accumulated deficit was $30,919,000. Of that amount, $20,467,000 relates to Cell
     Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported net income of $144,000 for the three months ended March 31, 1996 compared to net income of $253,000 for the quarter ended March 31, 1995. The decrease in net income from the first quarter of 1995 to the first quarter of 1996 resulted primarily from the inclusion of $376,000 of revenue net of direct costs from the short-term lease of one of the Company's aircraft in the three months ended March 31, 1995.

Flight revenue decreased $248,000, or 3.8%, from $6,596,000 for the three months ended March 31, 1995, to $6,348,000 for the three months ended March 31, 1996. In 1995 the Company recognized revenue of $460,000 from the short-term lease of one aircraft but had no similar lease contracts in 1996. This decrease was partially offset by an increase in flight hours from 2,800 to 3,000 at the Company's hospital bases. In addition, most of the Company's contracts with hospital clients are subject to annual increases based on changes in the Consumer Price Index (CPI). Flight center costs remained basically unchanged for the three months ended March 31, 1996, compared to 1995 primarily because the number of hospital clients served did not change from 1995 to 1996. Flight center costs consist of pilot and mechanic salaries and benefits, training, and miscellaneous costs and generally vary with the number of hospital contracts.

Sales of medical interiors and products increased $124,000, or 9.7%, for the three months ended March 31, 1996, in comparison to the comparable period in 1995. In the first quarter of 1996 the Company recognized revenue of $1,009,000 from the design of a medical interior for a Lockheed L-1011 aircraft and $309,000 primarily from the design and installation of an interior for an MD900 Explorer helicopter. The revenue recorded in the comparable quarter in 1995 consisted primarily of $520,000 for the sale of passenger oxygen systems and $480,000 for the sale of an interior for a Bell 412 helicopter. The cost of medical interiors increased 16.0% for the three months ended March 31, 1996 as compared to the previous year, reflecting the increase in the value of the products designed and manufactured in the current year. In addition, the cost of medical interiors for 1996 included $321,000 of nonrecurring modular medical interior development costs.

The Company recognized $150,000 in international franchise revenue during the quarter ended March 31, 1996. This payment is the second installment of a 10-year, $2,250,000 franchise agreement signed in February 1995 with a Brazilian company. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil. The franchise commenced air medical operations in January 1996.

Aircraft operating expenses increased 5.4% for the three months ended March 31, 1996, in comparison to the three months ended March 31, 1995. The increase is primarily due to a 7.5% increase in hull and liability insurance for the fleet in 1996, as well as the addition of two fixed wing aircraft to the Company's insurance policy subsequent to March 31, 1995. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

Aircraft rental expense decreased by 18.9% for the three months ended March 31, 1996 as compared to 1995. A previously leased aircraft, which accounted for lease expense of $122,000 in the first quarter of 1995, was purchased by one of the Company's hospital customers subsequent to March 31, 1995. This decrease was offset in part by the cost to rent a backup helicopter during the refurbishment of one of the Company's aircraft.

Depreciation and amortization expense increased 7.3% for the three months ended March 31, 1996. The increase is primarily the result of the addition of approximately $1,050,000 of equipment to the Company's rotable equipment inventory since March 31, 1995.

General and administrative expenses increased by 0.6% during the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. The level of staffing in and the types of activities pursued by the administrative departments of the Company are basically unchanged from the previous year.

Interest expense decreased 29.2% in the first quarter of 1996 as compared to the same quarter in the previous year. In March 1995 the Company sold one of its aircraft and retired the related note. In addition, in the previous year the Company financed its aircraft hull and liability insurance premium through a note payable but chose not to finance the new premium beginning in July 1995. The elimination of these two notes caused the decrease in interest expense for the quarter.


FINANCIAL CONDITION

Cash and cash equivalents increased $1,046,000 from $2,699,000 at December 31, 1995, to $3,745,000 as of March 31, 1996. The Company had a working capital deficit of $638,000 as of December 31, 1995, but net working capital of $806,000 as of March 31, 1996. The increase in cash and cash equivalents and the improvement in the working capital position in the three months ended March 31, 1996, is primarily due to proceeds of $2,500,000 received from a note payable signed in March 1996 and to the positive cash flow generated by the Company's two operating divisions.

In the second quarter of 1996 the Company expects to complete the design of a medical interior for a Lockheed L-1011 aircraft and the design and installation of an interior for an MD900 Explorer aircraft. During the second and third quarters of 1996 the Company has contractual commitments to install a medical interior in a Bell 412 helicopter. Remaining revenue from these three projects is expected to total approximately $850,000. The Company has renewed contracts with three of its hospital clients in the first quarter of 1996; two of the new agreements provided for an upgrade in the type of aircraft servicing the
contract.   Five other agreements are due for renewal in 1996 and the
Company also expects successful renewals for these contracts. Based on the backlog of projects for the Products Division and the anticipated contract renewals with hospital customers, the Company expects to generate sufficient cash flow to meet its operational needs.

                       PART II:  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K - none

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AIR METHODS CORPORATION



Date:     May 8   , 1996    By  Aaron D. Todd
       -----------            --------------------------------------
                                Aaron D. Todd
                                On behalf of the Company, and as
                                Principal Financial and Accounting
                                Officer