Form 10-Q
period 1996-06-30
AIR METHODS CORP
filed 1996-08-08
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ___________________

                               FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               ---------------------------------------
                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________


              Commission file number       0-16079
                                     -------------------

                        AIR METHODS CORPORATION
- ----------------------------------------------------------------------
        (Exact name of Registrant as Specified in Its Charter)



            Delaware                           84-0915893
- ----------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)           Identification Number)

 7301 South Peoria, Englewood, Colorado                     80112
- ----------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   -------------------

- ----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes         X         No
            --------------       ---------------

     The number of shares of Common Stock, par value $.06, outstanding as of August 2, 1996 was 8,105,730.
                           TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets - June 30, 1996 and December 31,
               1995                                                  1

               Statements of Operations for the three months and
               for the six months ended June 30, 1996 and 1995       3

               Statements of Cash Flows for the six months ended
               June 30, 1996 and 1995                                4

               Notes to Financial Statements                         5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   6


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                     8

     Item 2.   Changes in Securities                                 8

     Item 3.   Defaults Upon Senior Securities                       8

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                               8

     Item 5.   Other Information                                     9

     Item 6.   Exhibits and Reports on Form 8-K                      9


SIGNATURES                                                          10
                    PART I:  FINANCIAL INFORMATION

                     ITEM 1. FINANCIAL STATEMENTS

                        AIR METHODS CORPORATION

                            BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       June 30,        December 31,
                                                                                         1996              1995
                                                                                     ------------      ------------
                                                                                     (unaudited)
Assets
- ------

Current Assets:
     Cash and cash equivalents                                                              $  3,889          2,699
     Current installment of notes receivable                                                     373            356
     Receivables:
          Trade                                                                                1,061            881
          Insurance proceeds                                                                     113            249
          Other                                                                                  211            367
                                                                                              ------         ------
                                                                                               1,385          1,497
                                                                                              ------         ------

     Inventories                                                                               1,400          1,263
     Work-in-progress on medical interiors                                                       518            131
     Prepaid expenses and other                                                                  381            611
                                                                                              ------         ------

               Total current assets                                                            7,946          6,557
                                                                                              ------         ------

Equipment and leasehold improvements:
     Flight and ground support equipment                                                      38,576         37,228
     Furniture and office equipment                                                            1,370          1,326
                                                                                              ------         ------
                                                                                              39,946         38,554
     Less accumulated depreciation and amortization                                           (8,456)        (7,138)
                                                                                              ------         ------

               Net property and equipment                                                     31,490         31,416

Excess of cost over the fair value of net assets acquired,
     net of accumulated amortization of $453 and $405 at
     June 30,1996 and December 31, 1995, respectively                                          1,974          2,022
Notes receivable, less current installments                                                    1,653          1,843
Patent application costs and other assets, net of
     accumulated amortization of $554 and $510 at
     June 30, 1996 and December 31, 1995, respectively                                           786            748
                                                                                             -------         ------
                                                                                            $ 43,849         42,586
                                                                                              ======         ======


                                                           (Continued)
See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       June 30,        December 31,
                                                                                         1996              1995
                                                                                     ------------      ------------
                                                                                     (unaudited)
Liabilities and Stockholders' Equity
- ------------------------------------

Current Liabilities:
     Notes payable                                                                         $     513            693
     Current installments of long-term debt                                                    1,943          1,435
     Current installments of obligations under capital leases                                    782            751
     Accounts payable                                                                            653            974
     Accrued overhaul and parts replacement costs                                              2,022          1,407
     Deferred revenue                                                                            998          1,052
     Other accrued liabilities                                                                   781            883
                                                                                              ------         ------

               Total current liabilities                                                       7,692          7,195
                                                                                              ------         ------

Long-term debt, less current installments                                                      7,887          6,671
Obligations under capital leases, less current installments                                    4,161          4,552
Accrued overhaul and parts replacement costs                                                   4,146          4,329
Other liabilities                                                                                809            777
                                                                                              ------         ------

               Total liabilities                                                              24,695         23,524
                                                                                              ------         ------

Stockholders' equity:
     Common stock, $.06 par value.  Authorized 16,000,000 shares;
       issued 8,126,336 and 8,103,502 shares at June 30, 1996
       and December 31, 1995, respectively                                                       486            485
     Additional paid-in capital                                                               49,684         49,640
     Accumulated deficit (note 3)                                                            (31,016)       (31,063)
                                                                                              ------         ------

               Total stockholders' equity                                                     19,154         19,062
                                                                                              ------         ------

                                                                                            $ 43,849         42,586
                                                                                              ======         ======


See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

                       STATEMENTS OF OPERATIONS
      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                              (unaudited)

                                                               Three Months Ended June 30,     Six Months Ended June 30,
                                                               ---------------------------     -------------------------
                                                                   1996           1995            1996           1995
                                                                   ----           ----            ----           ----
Revenue:
    Flight revenue                                                  $ 6,665          6,528         13,013        13,124
    Sales of medical interiors and products                             374            424          1,779         1,705
    International franchise revenue                                      --             --            150            --
    Gain on disposition of assets, net                                   --              4             --            --
                                                                     ------         ------         ------        ------
                                                                      7,039          6,956         14.942        14,829
                                                                     ------         ------         ------        ------

Operating expenses:
    Flight centers                                                    1,824          2,139          3,940         4,270
    Aircraft operations                                               2,242          1,887          4,292         3,832
    Aircraft rental                                                     372            322            762           803
    Medical interiors and parts                                         742            451          2,003         1,538
    Depreciation and amortization                                       713            647          1,417         1,303
    Loss on disposition of assets, net                                    1             --             18            11
    General and administrative                                          993            947          1,990         1,938
                                                                     ------         ------         ------        ------
                                                                      6,887          6,393         14,422        13,695
                                                                     ------         ------         ------        ------

        Operating income                                                152            563            520         1,134

Other income (expense):
    Interest expense                                                   (351)          (313)          (662)         (752)
    Interest and dividend income                                        102             71            188           137
    Other, net                                                           --             (1)             1            54
                                                                     ------         ------         ------        ------

        Net income (loss)                                           $   (97)           320             47           573
                                                                     ======         ======         ======        ======

Income (loss) per common share                                      $  (.01)           .04            .01           .07
                                                                     ======         ======         ======        ======

Weighted average number of
  common shares outstanding                                       8,095,515      8,075,023      8,088,776     8,065,307
                                                                  =========      =========      =========     =========


See accompanying notes to financial statements.

                        AIR METHODS CORPORATION

                       STATEMENTS OF CASH FLOWS
                        (AMOUNTS IN THOUSANDS)
                              (unaudited)

                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                   1996          1995
                                                                                                 --------      --------
Cash flow from operating activities:
     Net income                                                                                    $   47           573
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization expense                                                     1,417         1,303
          Vesting of common stock and options issued for services and in connection
            with employee stock compensation agreements, net of forfeitures                            25            63
          Loss on retirement and sale of equipment, net                                                18            15
          Changes in assets and liabilities:
               Decrease in prepaid and other current assets                                           230         1,470
               Decrease (increase) in receivables                                                     112          (274)
               Decrease (increase) in inventories                                                    (137)          152
               Increase in work-in-progress on medical interiors                                     (387)         (227)
               Decrease in accounts payable and other accrued liabilities                            (423)         (400)
               Increase (decrease) in deferred revenue and other liabilities                          (22)          487
               Increase in accrued overhaul and parts replacement costs                               432            58
                                                                                                   ------        ------
          Net cash flow provided by operating activities                                            1,312         3,220
                                                                                                   ------        ------

Cash flow from investing activities:
     Acquisition of equipment and leasehold improvements                                           (1,419)         (376)
     Proceeds from retirement and sale of equipment and assets held for sale                            2         4,109
     Net decrease in notes receivable, patent application costs
        and other assets                                                                               91           421
                                                                                                   ------        ------
          Net cash provided (used) by investing activities                                         (1,326)        4,154
                                                                                                   ------        ------

Cash flow from financing activities:
     Issuance of common stock and warrants for cash                                                    20            --
     Net payments under short-term notes payable                                                     (180)       (1,778)
     Proceeds from issuance of debt                                                                 2,500           --
     Payments of long-term debt                                                                      (776)       (4,334)
     Payments of capital lease obligations                                                           (360)         (354)
                                                                                                   ------        ------
          Net cash provided (used) by financing activities                                          1,204        (6,466)
                                                                                                   ------        ------

Increase in cash and cash equivalents                                                               1,190           908

Cash and cash equivalents at beginning of period                                                    2,699           696
                                                                                                   ------        ------

Cash and cash equivalents at end of period                                                        $ 3,889         1,604
                                                                                                   ======        ======


See accompanying notes to financial statements.

Notes to Financial Statements


(1)  BASIS OF PRESENTATION
     ---------------------

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1995.


(2)  INCOME (LOSS) PER SHARE
     -----------------------

     Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since the effect of their inclusion would be anti-dilutive.


(3)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in the stockholders' equity for the six months ended
     June 30, 1996 consisted of the following (amounts in thousands except share amounts):

                                                    Six Months Ended
                                                      June 30, 1996
                                                   -------------------
                                                    Shares    Amount
                                                    ------    ------

          Balance at January 1, 1996               8,103,502  $ 19,062

          Issuance of common shares for
            services rendered                         12,424        25

          Issuance of common shares for cash          10,410        20

          Net income                                      --        47
                                                   ---------   -------

          Balance at June 30, 1996                 8,126,336  $ 19,154
                                                   =========    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          RESULTS OF OPERATIONS

          The Company reported a net loss of $97,000 and net income of $47,000 for the three and six months ended June 30, 1996, respectively, compared to net income of $320,000 and $573,000 for the comparable periods in 1995. The decrease in net income is primarily attributable to an increase in the cost of medical interiors due to significant investment in a new modular medical interior.

          Flight revenue increased $137,000 or 2.1% in the three months ended June 30, 1996, but decreased $111,000 or 0.8% in the six months ended June 30, 1996, in comparison to the same periods in the previous year. The increase for the second quarter is due almost entirely to annual increases in the majority of the Company's hospital contracts based on changes in the Consumer Price Index (CPI). Revenue for the six months ended June 30, 1995, included $654,000 from the lease of two of the Company's aircraft which were both sold in 1995. Revenue flight hours remained basically unchanged at 6,100 hours for the six months ended June 30, 1996, compared to 6,200 hours for the six months ended June 30, 1995.

          Sales of medical interiors and products decreased $50,000 or 11.8% for the three months ended June 30, 1996, but increased $74,000 or 4.3% for the six months ended June 30, 1996, respectively, compared to the same periods in 1995.
          In the second quarter of 1996 the Company recognized revenue of approximately $200,000 from the manufacture of an interior for a Bell 412 helicopter for an international customer and $80,000 from the design and installation of medical interiors for two MD900 Explorer helicopters. The six months ended June 30, 1996, also included revenue from the design and installation of a medical interior for a Lockheed L-1011 aircraft. Projects which generated revenue in the six months ended June 30, 1995, included sales of passenger oxygen systems and a medical interior for a Bell 412 helicopter as well as the refurbishment of a medical interior for a hospital client. The cost of medical interiors increased by 64.5% for the second quarter of 1996 and 30.2% for the six months ended June 30, 1996, as compared to the previous year. The increases reflected the Company's investment of more than $500,000 in non-recurring development activities during the first six months of 1996 for a lightweight, modular medical interior adaptable to various types of aircraft.

          The Company recognized $150,000 in international franchise revenue during the six months ended June 30, 1996. This payment is the second installment of a 10-year, $2,250,000 franchise agreement signed in February 1995 with a Brazilian company. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil.

          Flight center costs decreased 14.7% and 7.7% for the three and six months ended June 30, 1996, respectively, as a result of decreases in workers compensation insurance rates and in health insurance claims. These expenses consist primarily of pilot and mechanic salaries and fringe benefits.

          Aircraft operating expenses increased by 18.8% and 12.0% for the three and six months ended June 30, 1996, respectively, in comparison to the three and six months ended June 30, 1995. The increases reflect a 7.5% increase in hull and liability insurance for the fleet in 1996 and the addition of two leased backup helicopters to the Company's insurance policy for several months in 1996. In addition, maintenance expense for the six months ended June 30, 1996, increased 11.2% due to higher overhaul and repair activity for the fleet. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

          Aircraft rental expense increased by 15.5% for the second quarter of 1996 but decreased 5.1% for the six months ended June 30, 1996, as compared to 1995. Rental expense for the second quarter included $119,000 for the short-term lease of an aircraft while one of the Company's helicopters was undergoing refurbishment. A previously leased aircraft was purchased by one of the Company's hospital customers during the year ended December 31, 1995, causing the decrease in the expense for the six-month period.

          Depreciation and amortization expense increased 10.2% and 8.7% for the three and six months ended June 30, 1996,
          respectively, in comparison to 1995.   The increases are
          primarily the result of the addition of approximately $280,000 of medical interior costs, $1,070,000 of rotable and shop equipment, and $210,000 of office equipment, including computer hardware and software to meet growing engineering demands as the Company's design and manufacturing business expands.

          The increases in general and administrative expenses were minimal for both the three and six months ended June 30, 1996, compared to the previous year, reflecting consistency in staffing levels and types of services provided in 1995 and 1996.

          Interest expense increased 12.1% for the quarter ended
          June 30, 1996, but decreased 12.0% for the six months ended June 30, 1996. The increase for the second quarter of 1996 is due to interest paid on a $2.5 million note payable signed in March 1996. The decrease over the six-month period is due primarily to the retirement of the note payable which had financed the Company's hull and liability insurance premiums in 1995 and to the paydown of existing debt.


          FINANCIAL CONDITION

          The Company had cash and cash equivalents of $3,889,000 and working capital of $254,000 as of June 30, 1996, as compared to cash and cash equivalents of $2,699,000 and a working capital deficit of $638,000 at December 31, 1995. The increase in cash and cash equivalents and the improvement in the working capital position in the six months ended
          June 30, 1996, is primarily due to proceeds of $2,500,000 received from a note payable in March 1996 and to the positive cash flow generated by the Company's operations.

          The Company has successfully completed the renewal of contracts with seven of its hospital customers in 1996 with one more renewal expected during the fourth quarter of 1996. During the third quarter of 1996 the Company has contracts to complete the manufacture and installation of medical interiors for a Bell 412 helicopter and for a fixed wing aircraft for the Company's Brazilian franchisee. In addition, in July 1996 the Company was selected to provide two medical interior systems for the U.S. Army UH-60Q helicopter during 1996 and 1997. The Memorandum of Agreement between the Company and the prime contractor includes an option exercisable by the U.S. Army for two more interiors to be delivered in 1997 and 1998 and an additional 87 units to be delivered from 1998 to 2002. Based on the backlog of projects for the Product Division and the renewals with hospital customers, the Company expects to generate sufficient cash flow to meet its operational needs.

                      PART II:  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          In November 1992 a former employee brought a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company had wrongfully discharged him. The District Court issued a directed verdict in favor of the Company in September 1995. The Eighth Circuit of the U.S. Court of Appeals in July 1996 upheld the lower court's ruling.


ITEM 2.   CHANGES IN SECURITIES

          Not Applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 1996 Annual Meeting of Stockholders was held on May 23, 1996. At the meeting, Messrs. Roy L. Morgan, Samuel H. Gray and Morad Tahbaz were elected to Class II directorships.
          Two additional matters were brought before the stockholders:
          Proposal II, amending the Employee Stock Option Plan (the "Plan") to increase the number of shares authorized for issuance from 1.5 million to 2.5 million and to allow the issuance of options to consultants and non-employee directors of the Company; and Proposal III, approving granted options under the Plan as amended.

          Voting results were as follows:

                                                                                   Total Vote
                                                          Total Vote For         Withheld From
                                                          Each Director          Each Director
                                                          --------------         -------------

                Roy L. Morgan                                6,572,876              221,378

                Samuel H. Gray                               6,583,710              210,544

                Morad Tahbaz                                 6,581,360              212,894

                                                                                                  Broker
                                                             For          Against     Abstain      Non-Votes
                                                             ---          -------     -------      ---------
                Proposal II
                (Employee Stock Option Plan
                Amendments)                                3,309,268      519,389      47,843      2,917,754

                Proposal III
                (Option Grants)                            5,357,175      697,071      51,499        688,509

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


                         AIR METHODS CORPORATION



Date:  August 8, 1996    By      Aaron D. Todd
                           -------------------------------------------
                              On behalf of the Company, and as
                              Principal Financial and Accounting
                              Officer