Form 10-Q
period 1996-09-30
AIR METHODS CORP
filed 1996-11-14
CIK 816159

                                SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549
                           ___________________

                                            FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------   ---------


             Commission file number       0-16079
                                    -----------------

                        AIR METHODS CORPORATION
---------------------------------------------------------------------
    (Exact name of Registrant as Specified in Its Charter)




              Delaware                        84-0915893
---------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

7301 South Peoria, Englewood, Colorado                       80112
------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                   -------------------


----------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report:    N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes        X         No
             -----------       -------------

              The number of shares of Common Stock, par value $.06, outstanding as of November 1, 1996 was 8,115,730.

                                        TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Balance Sheets - September 30, 1996 and
                  December 31, 1995                                  1

                      Statements of Operations for the three and
                  nine months ended September 30, 1996 and 1995      3

                      Statements of Cash Flows for the nine months
                        ended September 30, 1996 and 1995                  4

                        Notes to Financial Statements                      5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      6


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                  9

         Item 2.  Changes in Securities                              9

         Item 3.  Defaults upon Senior Securities                    9

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                            9

         Item 5.  Other Information                                  9

         Item 6.  Exhibits and Reports on Form                       9

SIGNATURES                                                          10

                                  PART I:  FINANCIAL INFORMATION

                                   ITEM 1. FINANCIAL STATEMENTS

                                     AIR METHODS CORPORATION


                                          BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      September 30,      December 31,
                                                                            1996            1995
                                                                       -------------    --------------
                                                                       (unaudited)
Assets
------
Current Assets:
  Cash and cash equivalents                                              $  3,320              2,699
  Current installment of notes receivable                                     382                356
  Receivables:
    Trade                                                                     863                881
    Insurance proceeds                                                        117                249
    Other                                                                     207                367
                                                                         --------            -------
                                                                            1,187              1,497
                                                                         --------            -------

  Inventories                                                               1,429              1,263
  Work-in-progress on medical interiors                                       514                131
  Prepaid expenses and other                                                  584                611
                                                                         --------            -------

            Total current assets                                            7,416              6,557
                                                                         --------            -------

Equipment and leasehold improvements:
  Flight and ground support equipment                                      40,542             37,228
  Furniture and office equipment                                            1,387              1,326
                                                                         --------            -------
                                                                           41,929             38,554

  Less accumulated depreciation and amortization                           (9,132)            (7,138)
                                                                         --------            -------
             Net property and equipment                                    32,797             31,416
                                                                         --------            -------

Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $478 and $405 at
  September 30, 1996 and December 31, 1995, respectively                    1,949              2,022
Notes receivable, less current installments                                 1,555              1,843
Patent application costs and other assets, net of
  accumulated amortization of $568 and $510 at
  September 30, 1996 and December 31, 1995, respectively                      821                748
                                                                         --------            -------
                                                                         $ 44,538             42,586
                                                                         ========            =======

See accompanying notes to financial statements.          (continued)

                                     AIR METHODS CORPORATION

                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    September 30,        December 31,
                                                                       1996                 1995
                                                                    -------------        ------------
                                                                     (unaudited)
Liabilities and Stockholders' Equity
-------------------------------------

Current Liabilities:
     Notes payable                                                    $    574               693
     Current installments of long-term debt                              1,965             1,435
     Current installments of obligations under capital leases              798               751
     Accounts payable                                                      728               974
     Accrued overhaul and parts replacement costs                        2,353             1,407
     Deferred revenue                                                      553             1,052
     Other accrued liabilities                                           1,179               883
                                                                      --------          --------
               Total current liabilities                                 8,150             7,195

Long-term debt, less current installments                                8,449             6,671
Obligations under capital leases, less current installments              3,936             4,552
Accrued overhaul and parts replacement costs                             3,855             4,329
Other liabilities                                                          810               777
                                                                      --------         ---------
               Total liabilities                                        25,200            23,524
                                                                      --------         ---------

Stockholders' equity:
     Common stock, $.06 par value.  Authorized 16,000,000 shares;
       issued 8,141,336 and 8,103,502 shares at  September 30,
       1996 and December 31, 1995, respectively                            486               485
     Additional paid-in capital                                         49,710            49,640
     Accumulated deficit (note 3)                                      (30,858)          (31,063)
                                                                      --------           --------

               Total stockholders' equity                               19,338            19,062
                                                                      --------           --------
                                                                      $ 44,538            42,586
                                                                      ========           ========

See accompanying notes to financial statements.

                                     AIR METHODS CORPORATION

                                     STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                    Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                    ------------------              -----------------
                                                      1996      1995                1996         1995
                                                      ----      ----                ----         ----
Revenue:

     Flight revenue                                $  6,816     6,658             19,829       19,782
     Sales of medical interiors and products            859     1,056              2,638        2,761
     International franchise revenue                     --       100                150          100
                                                   --------    ------             ------       ------
                                                      7,675     7,814             22,617       22,643

Operating expenses:
     Flight centers                                   2,025      1,800             5,965        6,070
     Aircraft operations                              2,071      2,580             6,363        6,412
     Aircraft rental                                    366        321             1,128        1,124
     Medical interiors and parts                      1,213        869             3,216        2,407
     Depreciation and amortization                      714        670             2,131        1,973
     Loss on disposition of assets, net                  --          5                18           16
     General and administrative                         904      1,032             2,894        2,970
                                                   --------     ------           -------      -------
                                                      7,293      7,277            21,715       20,972
                                                   --------     ------           -------      -------
            Operating income                            382        537               902        1,671

Other income (expense):
     Interest expense                                  (320)      (326)             (982)      (1,078)
     Interest and dividend income                        94         69               282          206
     Other, net                                           2         --                 3           54
                                                   --------     ------           -------      -------
            Net income                             $    158        280               205          853
                                                   ========     ======           =======      =======

Income per common share                            $    .02        .03               .03          .11
                                                    ========      =====           =======      =======
Weighted average number of
   common shares outstanding                      8,110,730  8,075,695         8,096,094    8,068,769
                                                  =========  =========         =========    =========

See accompanying notes to financial statements.

                                     AIR METHODS CORPORATION

                                     STATEMENTS OF CASH FLOWS
                                      (AMOUNTS IN THOUSANDS)
                                           (unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                             ------------------
                                                                               1996       1995
                                                                             --------    ------
Cash flows from operating activities:
     Net income                                                            $    205         853
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization expense                                    2,131       1,973
     Vesting of common stock and options issued for
       services and in connection with employee stock
       compensation agreements, net of forfeitures                               25          69
     Loss on retirement and sale of equipment                                    18          16
     Changes in assets and liabilities:
       Decrease in prepaid and other current assets                              27       1,257
       Decrease (increase) in receivables                                       310        (502)
       Decrease (increase) in inventories                                      (166)        109
       Decrease (increase) in work-in-progress on medical interiors            (383)        193
       Increase (decrease) in accounts payable and
         other accrued liabilities                                               50        (194)
       Increase (decrease) in deferred revenue and
         other liabilities                                                     (466)        656
       Increase in accrued overhaul and parts replacement costs                 472         219
                                                                            ----------   --------
            Net cash provided by operating activities                         2,223       4,649
                                                                            ----------   --------

Cash flows from investing activities:
     Acquisition of equipment and leasehold improvements                     (3,400)       (430)
     Proceeds from retirement and sale
       of equipment and assets held for sale                                      1       4,109
     Decrease in notes receivable, patent application
       costs and other assets                                                   131         490
                                                                            --------    --------
            Net cash provided (used) by investing activities                 (3,268)      4,169
                                                                            --------    --------

Cash flows from financing activities:
     Issuance of common stock for cash                                           46          --
     Net payments under short-term notes payable                               (119)     (1,497)
     Proceeds from issuance of debt                                           3,540          --
     Payments of long-term debt                                              (1,232)     (4,597)
     Payments of capital lease obligations                                     (569)       (556)
                                                                            --------    --------
            Net cash provided (used) by financing activities                  1,666      (6,650)
                                                                            --------    --------

            Increase in cash and cash equivalents                               621       2,168

Cash and cash equivalents at beginning of period                              2,699         696
                                                                           --------    --------

Cash and cash equivalents at end of period                                 $  3,320       2,864
                                                                           ========    ========


 See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

       In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995.

(2)    INCOME PER SHARE
     ----------------

       Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

(3)    STOCKHOLDERS' EQUITY
     --------------------

       Changes in the stockholders' equity for the nine months ended September 30, 1996 consisted of the following (amounts in thousands except share amounts):


                                                                                         Nine Months Ended
                                                                                         September 30, 1996
                                                                                         ------------------


                                                                                        Shares       Amount
                                                                                        ------       ------
         Balances at January 1, 1996                                                  8,103,502    $ 19,062

         Issuance of common shares for
           services rendered                                                             12,424          25

         Issuance of common shares for cash                                              25,410          46

         Net income                                                                          --         205
                                                                                       ---------    --------

         Balances at September 30, 1996                                                8,141,336    $ 19,338
                                                                                       =========    ========


The Company's accumulated deficit as of September 30, 1996 included $20,467,000 related to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           RESULTS OF OPERATIONS

           The Company reported net income of $158,000 and $205,000 for the three and nine months ended September 30, 1996, respectively, compared to net income of $280,000 and $853,000 for the comparable periods in 1995. The decrease in net income is primarily attributable to developmental costs associated with the Company's new modular medical interior. The difference in net income between the quarters ended September 30, 1996 and 1995, also reflects the recognition of international franchise revenue in the third quarter of 1995; in 1996 revenue from the same franchise was recognized in the first quarter.

           Flight revenue increased $158,000, or 2.4%, and $47,000, or 0.2%, for the three and nine months ended September 30, 1996, respectively, in comparison to the same periods in the previous year. The increase in the third quarter is due almost entirely to annual increases in the majority of the Company's hospital contracts based on changes in the Consumer Price Index (CPI). The nine months ended September 30, 1995, included $654,000 from the lease of two of the Company's aircraft which were both sold in 1995. Without revenue earned on these two leases, flight revenue would have increased 3.7% in the nine months ended September 30, 1996. Total revenue hours for the nine months ended September 30, 1996, remained basically unchanged at 9,700 hours compared to 9,600 for the same period in 1995; for the quarter ended September 30, revenue hours increased 6% from 3,400 in 1995 to 3,600 in 1996.

           Sales of medical interiors and products decreased $197,000, or 18.7%, and $123,000, or 4.5%, for the three and nine months ended September 30, 1996, respectively, in comparison to 1995. In the third quarter of 1996 the Company recognized revenue of approximately $580,000 from the manufacture of a Bell 412 helicopter interior for an international customer and $200,000 from the design of medical interior systems for the U.S. Army UH-60Q helicopter. The nine months ended September 30, 1996, also included revenue from the design and installation of medical interiors for a Lockheed L-1011 aircraft and two MD900 Explorer helicopters. The revenue recorded in the comparable nine-month period in 1995 primarily related to the design of the interior for the Lockheed L-1011, the sale of passenger oxygen systems, and the sale of a medical interior for a Bell 206 helicopter to a Brazilian customer. The cost of medical interiors increased 39.6% and 33.6% for the three and nine months ended September 30, 1996, as compared to the previous year. The increases reflect the Company's investment of over $630,000 during the nine months ended September 30, 1996, in the development of a lightweight, modular medical interior adaptable to various types of aircraft. Projects completed during the same period were priced to recover approximately 20% of the development costs. In addition, the nine months ended September 30, 1996, included an investment of approximately $200,000 in the design of the medical interior systems for the UH-60Q.

           The Company recognized $150,000 in international franchise revenue during the nine months ended September 30, 1996. This payment is the second installment of a 10-year, $2,250,000 franchise agreement signed in February 1995 with a Brazilian company. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil. The first installment of the franchise agreement was received in the third quarter of 1995.

           Flight center costs increased 12.5% for the third quarter of 1996 but decreased 1.7% for the nine months ended September 30, 1996. In both 1995 and 1996 the Company realized a decrease in workers compensation insurance premiums due to the low level of claims filed for the policy years; the reduction in premiums was recognized in the third quarter of 1995 but in the second quarter of 1996. The effective date of the reduction was dependent upon the completion of a review of claim activity by the insurance carrier. Flight center costs consist primarily of pilot and mechanic salaries and fringe benefits.

           Aircraft operating expenses decreased 19.7% and 0.8% for the three and nine months ended September 30, 1996, respectively, in comparison to the three and nine months ended September 30, 1995. Due to a reduction in hull insurance premiums, the Company's hull insurance expense decreased approximately $120,000 in the third quarter of 1996 compared to 1995. Repairs and maintenance costs also decreased 18.3% for the quarter ended September 30, 1996. The quarter ended September 30, 1995, included the cost of refurbishing and upgrading the interior for one of the Company's aircraft as well as the cost of repainting two aircraft. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Each of these variables has remained relatively constant between the nine months ended September 30, 1996 and 1995.

           Aircraft rental expense increased 14.0% and 0.4% for the three and nine months ended September 30, 1996, respectively, as compared to 1995. The quarter ended September 30, 1996, included $44,000 for the short-term lease of an aircraft while one of the Company's helicopters was undergoing engine overhaul. Short-term leases for backup aircraft in 1996 totaling $163,000 were offset by the elimination of rental expense on a previously leased aircraft purchased by one of the Company's hospital customers during 1995.

           Depreciation and amortization expense increased 6.6% and 8.0% for the three and nine months ended September 30, 1996, respectively. The increases are primarily the result of the addition of approximately $280,000 of medical interior costs, $800,000 of rotable and shop equipment, and $144,000 of office equipment, including computer hardware and software, since September 30, 1995.

           General and administrative expenses decreased 12.4% and 2.6% for the three and nine months ended September 30, 1996, compared to the previous year, reflecting consistency in staffing levels and types of services provided in 1995 and 1996. The decrease in the third quarter reflects a 40% reduction in Directors' and Officers' liability insurance premiums effective August 1, 1996. General and administrative expense for the third quarter of 1995 also included $45,000 of costs associated with the commencement of the Company's Brazilian franchise.

           FINANCIAL CONDITION

           Cash and cash equivalents increased $621,000 from $2,699,000 at December 31, 1995, to $3,320,000 as of September 30, 1996;
           the working capital deficit increased from $638,000 to $734,000 over the same period. The increase in cash and cash equivalents in the nine months ended September 30, 1996, is primarily due to proceeds of $2.5 million received from a note payable in 1996 and to positive cash flow generated by the Company's operations. In the third quarter of 1996, the Company also financed the acquisition of a Bell 407 helicopter with a note payable over ten years at 9.84% interest.

           The change in the working capital position reflects an increase in the current portion of accrued overhaul and parts replacement costs as several significant helicopter components are scheduled for overhaul within the next twelve months.

           The Company has successfully completed the renewal of contracts with seven hospital customers in 1996 and expects one more renewal in the fourth quarter. The Company has a contract to install a medical interior in a Bell 206 helicopter for the Brazilian franchisee in the fourth quarter and will also continue the design and manufacture of two medical systems for the U.S. Army UH-60Q helicopter. The Memorandum of Agreement between the Company and the prime contractor for the UH-60Q project includes an option exercisable by the U.S. Army for two more interiors in 1997 and 1998 and an additional 87 units with delivery dates from 1998 to 2002. The Company believes that cash flow generated from operations will remain sufficient to meet its obligations throughout fiscal 1996 without additional external financing. In October 1996 the Company also entered into an agreement with a financial institution establishing a $2 million line of credit with a two-year term and an interest rate of prime plus .25%. The line is secured by flight equipment.

                                   PART II:  OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

           Reference is made to Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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


                            AIR METHODS CORPORATION



Date: November 13, 1996                   By:\s\  Aaron D. Todd
                              ----------------------------------------
                                          On behalf of the Company, and as
                                          Principal Financial and Accounting
                                          Officer