Form 10-K
period 1996-12-31
AIR METHODS CORP
filed 1997-03-19
CIK 816159

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ------------------

                               FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
                PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended         December 31, 1996
                          --------------------------------------------
                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                               ---------------    -------------------
                   COMMISSION FILE NUMBER   0-16079
                                          -----------
                        AIR METHODS CORPORATION
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               DELAWARE                         84-0915893
-----------------------------------------  -------------------
     (State or other jurisdiction of        (I.R.S. employer
      incorporation or organization)       identification no.)

7301 SOUTH PEORIA, ENGLEWOOD, COLORADO            80112
-----------------------------------------  ---------------------------
(Address of principal executive offices)        (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   -------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                            Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
----------------------------------------------------------------------
                           (Title of Class)

                          NASDAQ STOCK MARKET
-----------------------------------------------------------------
              (Name of each exchange on which registered)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X   No
           -----    -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997 was approximately $14,696,000./1/ The number of outstanding shares of Common Stock as of March 10, 1997, was 8,115,730.

                 DOCUMENTS INCORPORATED BY REFERENCE:

     The Company's proxy statement for its Annual Meeting of Stockholders to be held June 12, 1997, is hereby incorporated by reference into Part III of this Report.
-----------------
/1/ Excludes 1,397,593 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 10, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                           TABLE OF CONTENTS

                             TO FORM 10-K

                                                                  Page
                                                                  ----

                                PART I

ITEM 1.   BUSINESS .............................................    1
          General ..............................................    1
          Competition ..........................................    2
          Marketing Strategy ...................................    2
          Backlog ..............................................    3
          Employees ............................................    3
          Government Regulation ................................    3

ITEM 2.   PROPERTIES ...........................................    3
          Facilities ...........................................    3
          Equipment and Parts ..................................    3

ITEM 3.   LEGAL PROCEEDINGS ....................................    5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..    5

                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS ..................................    6

ITEM 6.   SELECTED FINANCIAL DATA ..............................    7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ..................    8
          Results of Operations ................................    8
          Liquidity and Capital Resources ......................   11
          Outlook for 1997 .....................................   11

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..........   13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ..................   13

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...   14

ITEM 11.  EXECUTIVE COMPENSATION ...............................   14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ...........................................   14

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......   14

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS
          ON FORM 8-K .......................................... IV-1

SIGNATURES ..................................................... IV-4

                                PART I

ITEM 1.   BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"), was established in Colorado in 1982 and now serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. As of December 31, 1996, the Company provided aeromedical transportation services to hospitals located in 14 states under 19 operating agreements with terms ranging from one to eight years and had transported over 115,000 patients. In addition the Company's Products Division designs, manufactures, and installs medical aircraft interiors and other aerospace products.

The Company's Flight Services Division provides its hospital clients with dedicated helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration (FAA) to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. In general, the Company's hospital customers qualify as regional care centers because of location and scope of service. The Company conducts its operations using exclusively Instrument Flight Rules ("IFR")-certified aircraft and IFR-rated pilots, permitting a high degree of operational flexibility, flight safety, and navigational accuracy. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the Company's responsibility. The hospital clients are responsible for providing the medical personnel and all medical care. Operating agreements with the hospitals typically provide that the Company receives approximately 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. The fees are generally subject to annual increases based on changes in the consumer price index and in the Company's hull and liability insurance premiums. Because the majority of the Company's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact the Company's monthly revenue in total.

Although the loss of any one of the Company's 19 customers would have an adverse impact on gross revenue, the net impact on the Company's profitability would be less significant because the related flight center, aircraft operating, and aircraft ownership costs would also be eliminated.

Internationally, the Company relies on developing business relationships with strategic players in the medical industry within other countries to expand its aeromedical transportation business.
The Company's first international franchise was established in 1995 in Brazil with Unimed Air de Sao Paulo ("Unimed Air"), a member of Brazil's largest healthcare cooperative, and commenced air medical operations in January 1996. The Company has assisted the franchise with aircraft selection and acquisition, medical interior and avionics installations, communications center consultation, and pilot and medical personnel training. The franchise agreement currently in effect provides for an initial acquisition price payable over 10 years plus annual royalties based upon a percentage of the venture's gross annual revenues. Revenue for the franchise is based on the number of subscribers to the service rather than on the volume of medical missions flown by the cooperative. Agreements to provide other services such as the manufacture and installation of medical interiors or the procurement of aircraft on behalf of the franchise are each negotiated and priced independently of the franchise agreement. Subscriber membership in the air medical transportation system has grown rapidly in 1996 as the cooperative has expanded the air transportation coverage throughout Brazil.

The Company performs non-destructive dynamic component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is designated a Service Center for Bell Helicopter, Inc. and an FAA-certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates its domestic contracts as well as its international franchise under the service mark AIR LIFE(R) and has successfully defended the service mark against infringement actions in Colorado and California. The service mark is identified in the aeromedical transportation industry with the Company's exclusive use of IFR-equipment and pilots and the high quality of its customer support.

The Company's Product Division has recently developed three main product lines: modular, multi-functional interiors primarily for commercial customers; multi-mission interiors primarily for governmental customers; and medical suites for fixed wing aircraft. The key features of the multi-functional and multi-mission interiors are the flexibility of the configuration which can be easily converted for other transport needs and the simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the Company to perform systems integration for other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include equipment fabrication, composites, machine and welding shops, upholstery, and avionics engineering licensed and approved by the FAA. To optimize the efficiency of the design phase, the engineering department uses computer-aided design work stations and finite element analysis software. The Company also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals ("PMA's").

The Products Division markets its services and products both domestically and internationally to customers in the emergency medical transport, search and rescue, and law enforcement fields through an extensive network of marketing representatives. Historically, each interior or other project has been custom designed in accordance with specific customer contract requirements; however, with the development of the modular, multi-functional interior, components can now be marketed individually for a variety of airframes. The Company maintains patents covering certain products and has patents pending for the multi-functional floor, the articulating patient loading system, and the aft equipment frame, all of which were developed as part of the modular interior. The raw materials used in the manufacture of the interiors and other products are generally widely available from several different vendors.

Air Methods Corporation is located at 7301 South Peoria, Englewood, Colorado 80112; the telephone number is (303) 792-7400.

COMPETITION

The Company believes that its competition in the aeromedical transportation industry comes primarily from four national operators:
Corporate Jets, Inc.; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. The industry also includes numerous smaller regional carriers. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. Price is becoming a more significant element of competition as many healthcare organizations move toward consolidation with other entities and toward strict cost containment, reflecting the uncertainty concerning the future structure of healthcare providers.

The Company's competition in the medical interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features and performance, price, and weight of the product. The Company believes that the Products Division competes favorably with other companies within this industry.

MARKETING STRATEGY

The Company believes that demand for comprehensive medical transportation will continue to increase with the closing and consolidation of rural hospitals. Growth in the Company's traditional business as an aeromedical transportation operator will be pursued through responses to selected Requests for Proposal (RFP's) received from healthcare centers; through business combinations such as joint ventures, mergers and acquisitions; and through the development of additional international programs. RFP's will be evaluated based upon the program's expected contribution to the Company's profitability objectives as well as on the potential increase in market share. The Company believes that consolidation within the aeromedical transportation industry is necessary to realize economies of scale and to spread the costs and risks of operation over a larger customer base. Cost pressures and other changes within the healthcare industry recently have led to the development of additional innovative approaches to aeromedical transportation, including the turn key or independent provider (IP) model. Under the IP model, the operator provides the medical care, communications center, and medical billing resources as well as the flight and maintenance capabilities. Over time, the Company expects to offer IP services to its customers and the healthcare community.

The Company also intends to aggressively market its three aircraft interior product lines through its domestic and foreign marketing representatives to original equipment manufacturers as well as to aeromedical operators. In 1996 the Company was awarded a contract to provide medical interior systems for two U.S. Army UH-60Q medical evacuation helicopters. Because the agreement also includes an option exercisable by the U.S. Army for 89 other interiors over six years, the Company intends to actively pursue the award of additional units in 1997. The government aeromedical industry continues to be a market of primary importance, both domestically and internationally. The Company believes that demand for medical aircraft interiors will focus on products which are easy to install, maintain, and operate and which can be rapidly converted to other uses.

BACKLOG

As of December 31, 1996, the Company was completing the production of two UH-60Q units for the U.S. Army and the installation of a helicopter interior for Unimed Air. These projects are scheduled for delivery in the first quarter of 1997, and remaining revenue is estimated at $570,000. In the first quarter of 1997 the Company also received the authorization to produce an additional two UH-60Q units in 1997. As of December 31, 1995, the Company's backlog for medical interiors and other products was $1.3 million.

EMPLOYEES

As of December 31, 1996, the Company retained 244 full time and 15 part time employees, comprised of 109 pilots; 112 aviation machinists, A&P engineers and other manufacturing/maintenance positions; and 38 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses.

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

GOVERNMENT REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA; in addition, the medical interiors and other aerospace products developed by the Company are subject to FAA certification. The Company holds a Part 135 Air Carrier Certificate and Part 145 Repair Station (Maintenance and Avionics) Certificates from the FAA.

The Company cannot predict the impact of new or changed laws or regulations on the demand for aeromedical services in the future or the costs of complying with such laws and regulations.


ITEM 2.   PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 60,000 square feet of office and hangar space in metropolitan Denver, Colorado at the Centennial Airport. The Company's lease for the hangar space expires in December 1997 and in February 1998 for the office space. The approximate annual rent is $373,000. The Company has an option to extend these leases for an additional ten years upon six months' advance written notice and believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT AND PARTS

As of December 31, 1996, the Company managed a fleet of 32 aircraft, consisting of 29 helicopters and 3 airplanes. Of these aircraft, the Company owns 21 helicopters and 1 airplane and leases 4 helicopters. The Company operates 4 helicopters and 2 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. Three helicopters owned by the Company have not yet been placed in service pending completion of the medical interior and avionics installations. The composition of the Company's helicopter and airplane fleets as of December 31, 1996, is as follows:

                      COMPANY OWNED AIRCRAFT <F1>

                     (Dollar amounts in thousands)
                     -----------------------------
                                                     Net Book
      Type                Number        Cost           Value
      ----                ------        ----         --------
Helicopters:

     Bell 206 L-1            1      $     663      $     480
     Bell 206 L-3            5          4,347          3,364
     Bell 222A               1          1,883          1,318
     Bell 222UT              9         14,931         12,630
     Bell 407                2          3,076          3,076
     Bell 412                2          5,209          3,709
     BK 117                  1          5,882          4,723
                            --         ------         ------
                            21         35,991         29,300
Airplanes:

     Cessna 421B             1            251            145
                            --         ------         ------

TOTALS:                     22       $ 36,242       $ 29,445
                            ==         ======         ======

                      COMPANY LEASED AIRCRAFT

                     (Dollar amounts in thousands)
                     -----------------------------

                              Remaining  Total Rents  Remaining
      Type           Number Term in YearsOver Lease Life   Payments
    --------         ------ ----------------------------------------
Helicopters:

     Bell 206 L-3       1          1    $   1,611   $      52
     Bell 412           2          5        9,759       5,112
     Sikorsky S-76      1          2        2,100         350
                       --                  ------       -----

TOTALS                  4               $  13,470    $  5,514
                       ==                  ======       =====

---------------------

<F1>  Includes aircraft acquired under capital leases.

The Company generally pays all insurance, taxes, and maintenance expense for each aircraft in its fleet. Because helicopters are insured at replacement cost which usually exceeds book value, the Company believes that helicopter accidents covered by insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best meet the specific needs of its contracts.

The Company has experienced no significant difficulties in obtaining required parts for its helicopters. Repair and replacement components are purchased primarily through Bell Helicopter Textron, Inc. ("Bell"), since Bell aircraft make up the majority of the Company's fleet. Bell is a major helicopter manufacturer with extensive links to the defense industry, and the Company does not anticipate any interruption in Bell's manufacturing of replacement parts and components in the near future. Any termination of production by Bell would require the Company to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.   LEGAL PROCEEDINGS

In November 1992, a former employee brought a lawsuit against the Company in the United States District Court for the District of Minnesota alleging that the Company had wrongfully discharged him. The District Court issued a directed verdict in favor of the Company in September 1995. The Eighth Circuit of the U.S. Court of Appeals in July 1996 upheld the lower court's ruling. The time for the plaintiff to further appeal the case has expired.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Stock Market under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for the Company's common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                     YEAR ENDED DECEMBER 31, 1996
                     ----------------------------


          Common Stock                            High       Low
          ------------------------------------------------------------

          First Quarter ................      $  4  1/16   $  3
          Second Quarter ...............         4  5/8       3
          Third Quarter ................         4  3/4       2  7/8
          Fourth Quarter ...............         3  1/4       1 15/16


                     YEAR ENDED DECEMBER 31, 1995
                     ----------------------------

          Common Stock                            High       Low
          ------------------------------------------------------------


          First Quarter ................      $  4  1/8    $  1  1/2
          Second Quarter ...............         3  1/4       2  1/4
          Third Quarter ................         5  3/4       2  5/16
          Fourth Quarter ...............         5  3/8       2  7/8


As of March 10, 1997 there were approximately 468 holders of record of the Company's common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Neither the declaration nor the payment of future cash dividends is restricted by the Company's credit or financing arrangements.

ITEM 6.   SELECTED FINANCIAL DATA

The following tables present selected financial information of the Company and subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes thereto appearing in Item 8 of this report.


                SELECTED FINANCIAL DATA OF THE COMPANY
       (Amounts in thousands except share and per share amounts)

                                       Six Months
                     Year Ended December 31,Ended  Year Ended June 30,
                     -----------------------December 31,-------------------
                          1996    1995    1994    1994   1993  1992<F1>
                     --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                 $   30,257       30,122       13,871       27,898       25,340       12,747
Operating expenses:
  Operating                                 25,052       24,248       12,678       25,314       20,319       12,066
  General and administrative                 3,845        3,873        2,176        5,761        4,479        3,984
  Restructuring and other
    non-recurring                               --           --           --        3,010           --           --
Other income (expense), net                 (1,052)      (1,042)        (872)        (888)        (976)         704
Extraordinary gain (loss)                       --           --           --         (182)         173           --

                                    --------------------------------------------------------------------------------

Net income (loss)                       $      308          959       (1,855)      (7,257)        (261)      (2,599)

                                    ================================================================================

Income (loss) per common share          $      .04          .12         (.23)       (1.03)        (.08)       (1.42)
                                    ================================================================================

Weighted average number of shares
  of Common Stock outstanding            8,100,545    8,071,010    8,023,225    7,056,445    3,453,111    1,829,456
                                    ================================================================================




                                                     As of December 31,                      As of June 30,
                                                      -----------------                      --------------
                                             1996           1995           1994           1994           1993
                                          -----------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                              $ 45,389         42,586         48,134         51,900         43,312
Long-term liabilities                       19,354         16,329         18,375         18,688         23,279
Stockholders' equity                        19,428         19,062         18,031         19,818         14,181

--------------------

<F1> Includes results of the aeromedical operations for only the eight-month period from the completion of the acquisition of Air Methods Corporation, a Colorado corporation, by the Company on November 1, 1991, through
     June 30, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended December 31, 1996 compared to 1995

The Company reported net income of $308,000 for the year ended December 31, 1996, compared to $959,000 for the year ended December 31, 1995. The decrease in net income is primarily attributable to the Company's investment in the development of a new modular medical interior and in the design and qualification of a medical interior system for the UH-60Q helicopter for the U.S. Army.

Flight revenue increased $296,000 or 1.1% from $26,221,000 for the year ended December 31, 1995, to $26,517,000 for the year ended December 31, 1996. Flight revenue in 1995 included $654,000 from the lease of two helicopters, both of which were purchased by the lessees in the second quarter of 1995. Revenue from continuing contracts increased $951,000 primarily because of annual price increases for the majority of the Company's contracts based on changes in the Consumer Price Index. Flight hours remained relatively constant at 12,600 and 12,800 for the years ended December 31, 1996 and 1995, respectively.

Sales of medical interiors and products decreased by $323,000 or 8.5% from $3,801,000 for the year ended December 31, 1995, to $3,478,000 for the year ended December 31, 1996. In 1996 the Company recognized revenue of $1,036,000 from the design of a medical interior for a Lockheed L-1011 aircraft, $812,000 from the sale of a Bell 412 medical interior, and $721,000 from the design of medical interior systems for the U.S. Army UH-60Q helicopter. Other projects in 1996 included the design and installation of modular, multi-functional interiors in two MD-900 Explorer helicopters and the manufacture of a Bell 206 interior for Unimed Air. In 1995 the Company recognized revenue of $1,469,000 from the design of the Lockheed L-1011 medical interior and $723,000 from the sale of passenger oxygen systems. The Company also earned revenue from the sales of a Bell 206 and a Bell 412 medical interior. The cost of medical interiors increased by 29.9% for the year ended December 31, 1996, as compared to the previous year, reflecting the Company's investment of $1.2 million in the development of the modular, multi-functional medical interior and in the design of medical interior systems for the UH-60Q helicopter. The cost of this investment is expected to be recovered against future units of production. Without the effect of these two investments, the cost of medical interiors would have decreased 9.1% from 1995 to 1996, reflecting the decrease in sales of medical interiors.

The Company recognized revenue of $262,000 from its Brazilian franchise during 1996, compared to $100,000 in 1995. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil, in exchange for an acquisition price of $2,250,000 payable over 10 years plus annual royalties based on gross revenues. The franchise commenced air operations in January 1996 and generated $112,000 in royalties from operations in addition to the second installment of the initial acquisition price.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, decreased 1.7% in 1996 compared to 1995. Health insurance and workers compensation insurance premiums decreased $299,000 due to changes enacted in 1996 encouraging the use of other health plans and higher deductibles and to lower workers compensation claims. This decrease was offset by increases in pilot and mechanic salaries for merit pay raises. Flight center costs generally vary with the number of operating agreements served by the Company; the Company did not add any new bases in 1996.

Aircraft operating expenses also remained basically unchanged for the year ended December 31, 1996, in comparison to the same period in 1995. The addition of one Bell 222 helicopter to the Company's fleet in late 1996 was offset by a reduction in hull and liability insurance premiums effective July 1, 1996. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

Aircraft rental expense decreased by 11.9% for the year ended December 31, 1996, as compared to 1995, primarily because of the sale of a previously leased aircraft to one of the Company's hospital customers. Lease expense recorded in 1995 for this helicopter totaled $122,000.

Depreciation and amortization expense increased by 15.1% for the year ended December 31, 1996. The increase is due to the addition of one Bell 222 helicopter and two new medical interiors to the fleet in 1996 and to revisions in the amortization periods for certain aircraft under capital lease. The helicopter was placed in service to upgrade a hospital client to a larger aircraft, while the two medical interiors replaced fully depreciated interiors on existing aircraft.

Interest expense decreased 7.1% in 1996 compared to 1995. In 1995 interest expense included $92,000 on a note which was retired when the helicopter underlying the debt was sold in March 1995.

Other expenses for the year ended December 31, 1996, included an unrealized loss of $115,000 on the Company's investment in the stock of a privately held corporation based on the stock's valuation in recent transactions. The corporation holds a licensing agreement to develop a biologic response modifier introduced by the Company when doing business as a biotechnology research and development company. The remaining balance of the Company's investment in this stock is $50,000.

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

                        (Amounts in thousands)

     Revenue:
       Flight revenue ................................  $ 26,107
       Sales of medical interiors and products .......     1,264
       International franchise revenue ...............         0
     Operating expenses:
       Flight centers ................................     9,003
       Aircraft operations ...........................     8,608
       Aircraft rental ...............................     2,536
       Cost of medical interiors and products sold ...     2,356
       Depreciation and amortization .................     2,486
       General and administrative ....................     5,091
       Loss on disposition of assets .................     1,949
       Restructuring and other nonrecurring charges ..     3,010
     Other income (expense):
       Interest expense ..............................    (1,355)
       Interest income ...............................       305
       Other, net ....................................      (312)
     Net loss                                             (9,030)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $2,058,000 and working capital of $502,000 as of December 31, 1996, as compared to cash and cash equivalents of $2,699,000 and a working capital deficit of $638,000 at December 31, 1995. The decrease in cash and cash equivalents is due in part to a 25% increase in inventories and an increase in costs and estimated earnings in excess of billings on uncompleted contracts, both related almost entirely to the UH-60Q project. The decrease in cash and cash equivalents also reflects the Company's investment of $5.4 million in capital equipment, most of which was funded by new debt financing. The change from billings in excess of costs in 1995 to costs in excess of billings on uncompleted contracts in 1996 contributed to the improvement in the working capital position. For the projects in process at the end of 1995 the Company had received funding advances; for the projects in process at December 31, 1996, including the UH-60Q project, the Company issued progress billings. The Company expects to collect the balance of costs and estimated earnings in excess of billings during 1997. In the years ended December 31, 1996 and 1995, operations generated
positive cash flows of $1,464,000 and $4,626,000, respectively.   The
decrease in cash generated from operations results partly from the Company's investment in the development of the multi-functional interior and in the design of the medical interior system for the UH-60Q helicopter, as well as from the costs incurred in excess of billings on projects in process at year end and from the increases in inventories.

In October 1996 the Company entered into an agreement with a financial institution establishing a $2 million line of credit with a two-year term and an interest rate of prime plus .25% to supplement cash flow from operations if necessary. The agreement requires the Company to maintain a zero balance on the line for 30 days during each year and to pay an annual commitment fee. The line has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreement; as of December 31, 1996, the Company was in compliance with all covenants and had drawn $300,000 against the line. In January 1997 the draw against the line was paid in full.

In December 1996 the Company refinanced $3.8 million in debt with one lender to reduce the interest rate by approximately 80 basis points and to release one aircraft from the lien. The transaction provided an additional $937,000 in working capital.

As of December 31, 1996, the Company holds unencumbered notes receivable of $966,000 and aircraft with a net book value of $1.6 million which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled with continued favorable results of operations will allow the Company to meet its obligations in the coming year.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. A balloon payment of $1.8 million on long-term debt is due in 2001.


OUTLOOK FOR 1997

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Operating agreements with four hospital clients are due for renewal in 1997. The Company has historically negotiated renewals with its existing customers under favorable terms. One agreement renewed in the first quarter of 1997 provided for an upgrade in the type of aircraft servicing the contract; however, there can be no assurance that the Company will renew the remaining contracts. The Company expects 1997 flight activity at current hospital customers to remain consistent with 1996 levels. In addition, the Company intends to actively pursue appropriate strategic merger or acquisition opportunities within the air medical transportation industry.

As of December 31, 1996, the Company was completing the production of two UH-60Q units for the U.S. Army and the installation of a helicopter interior for Unimed Air. In the first quarter of 1997 the Company also received the authorization to produce an additional two UH-60Q units and was selected by McDonnell Douglas Helicopter Systems ("MDHS") in a competitive bid process to design and manufacture a demonstration interior for the new MD902 helicopter for use by MDHS in its international marketing effort. Revenue from all of these projects is expected to total approximately $1.8 million in 1997. No further developmental costs are expected to be incurred on the two additional UH-60Q units approved for production in 1997 or on any subsequent units. The 1997 Department of Defense budget includes $6.8 million directed funding for four additional UH-60Q helicopter upgrades; the Company expects authorization to produce and deliver these four units in the second half of 1997. Final orders for these units have not yet been received, however, and there is no assurance that the work will be performed or units delivered in 1997 or in future periods. During 1997 the Products Division also expects to complete modular medical interiors for three Bell 407 helicopters for use by two of the Flight Services Division's
current hospital customers.   The Products Division will also continue
to pursue an aggressive marketing strategy both domestically and internationally for its three main product lines.

The Company expects continued growth in Unimed Air, its Brazilian franchisee, over its current base of more than 1,300,000 members and corresponding growth in operating royalties generated by the franchise in 1997.

There can be no assurance that the Company will successfully renew the operating agreements expiring in 1997 or will generate new profitable contracts for the Products Division. However, based on the anticipated level of flight activity for its hospital customers, the backlog of projects for the Products Division, and the expected growth in the Brazilian franchise, the Company expects to continue profitable operations in 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1997, for the Annual Meeting of Stockholders to be held
June 12, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1997, for the Annual Meeting of Stockholders to be held
June 12, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1997, for the Annual Meeting of Stockholders to be held
June 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1997, for the Annual Meeting of Stockholders to be held
June 12, 1997.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of the report:

          1.   Financial Statements included in Item 8 of this report:

               Independent Auditors' Report.
               Consolidated Balance Sheets, December 31, 1996 and
                1995.
               Consolidated Statements of Operations for the years
                ended December 31, 1996 and 1995, the six months ended December 31, 1994 and year ended June 30, 1994.
               Consolidated Statements of Stockholders' Equity for the
                years ended December 31, 1996 and 1995, the six months ended December 31, 1994 and year ended June 30, 1994.
               Consolidated Statements of Cash Flows for the years
                ended December 31, 1996 and 1995, the six months ended December 31, 1994 and year ended June 30, 1994.
               Notes to Consolidated Financial Statements.

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

          3.3       By-Laws as Amended/8/

          4.1       Specimen Stock Certificate/2/

          4.2 Warrant Agreement, and First and Second Amendment to Warrant Agreement, and form of Warrant
                    Certificate/3/

          4.3       Third Amendment to Warrant Agreement/6/

          4.4 Warrant Agreement, dated February 2, 1993, between the Company and Sands Brothers & Co., Ltd. ("Sands Brothers") covering Warrants issued to Sands
                    Brothers/3/

          4.5       Form of Sands Brothers Warrant/3/

          4.6 Warrant Agreement, dated April 6, 1993, between the Company and C.C.R.I. Corporation/6/

          4.7 Warrant Agreement dated February 14, 1994, between the Company and CCRI Corporation/7/

          4.8 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued December 28, 1993/9/

          4.9 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued February 21, 1994/9/

          10.1      1995 Air Methods Corporation Employee Stock Option
                    Plan

          10.2 Nonemployee Director Stock Option Plan, as amended/6/

          10.3      Restricted Stock Bonus Plan, as amended/6/

          10.4      Equity Compensation Plan for Nonemployee
                    Directors, adopted March 12, 1993/4/

          10.5      Form of Option Agreement between the Company and
                    Alfred Bjorseth/6/

          10.6      Form of Option Agreement between the Company and
                    Marlis E. Smith/6/

          10.7 Warrant Agreements, dated April 29, 1993, between the Company and Bart Gutekunst/6/

          10.8 Warrant Agreement, dated April 28, 1993, between the Company and Gerald Grayson/6/

          10.9 Form of Consulting Agreement, dated November 30, 1994, between the Company and Roy L. Morgan/9/

          10.10 Employment Agreement, dated November 12, 1991, between the Company and Maurice L. Martin, Jr./2/

          10.11 Employment Agreement, dated June 1, 1994, between the Company and George Belsey/8/

          10.12 Employment Agreement, dated November 30, 1993, between the Company and Michael Prieto/8/

          10.13     Research, Clinical Development and Option
                    Agreement, dated February 12, 1992, between the Company and Oncotech, Inc./2/

          10.14 Research and Licensing Agreement, dated December 6, 1993, between the Company and Phylomed/8/

          10.15 Equipment Leases, and Warrant Agreements, dated July 25, 1992, between the Company and Ventana Leasing, Inc. or Praktikerfinans AB/2/

          10.16 Employment Agreement dated July 10, 1995 between the Company and Aaron D. Todd/10/

          23        Consent of KPMG Peat Marwick, LLP

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

--------------------

1 Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3 Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-59690), as declared effective on April 23, 1993, and incorporated herein by reference.

4 Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

5 Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-27883), as declared effective on June 13, 1989, and incorporated herein by reference.

6 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

7 Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-75744) filed with the Commission on February 25, 1994 and incorporated herein by reference.

8 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

9 Filed as an exhibit to the Company's Annual Report on Form 10-K for the transitional fiscal year ended December 31, 1994 and incorporated herein by reference.

10 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIR METHODS CORPORATION


Date:     March 19, 1997      By:  George W. Belsey
       --------------------      -------------------------------------
                                 George W. Belsey
                                 Chairman of the Board, Chief
                                 Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


George W. Belsey         Chairman of the Board         March 19, 1997
-----------------------  Chief Executive Officer
George W. Belsey

Joseph E. Bernstein      Director                      March 19, 1997
-----------------------
Joseph E. Bernstein

Ralph J. Bernstein       Director                      March 19, 1997
-----------------------
Ralph J. Bernstein

Liam F. Dalton           Director                      March 19, 1997
-----------------------
Liam F. Dalton

Samuel H. Gray           Director                      March 19, 1997
-----------------------
Samuel H. Gray

Carl H. McNair, Jr.      Director                      March 19, 1997
-----------------------
Carl H. McNair, Jr.

Lowell D. Miller, Ph.D.  Director                      March 19, 1997
-----------------------
Lowell D. Miller, Ph.D.

Roy L. Morgan            Director                      March 19, 1997
-----------------------
Roy L. Morgan

Donald R. Segner         Vice-Chairman of the Board    March 19, 1997
-----------------------
Donald R. Segner

Morad Tahbaz             Director                      March 19, 1997
-----------------------
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY



                           TABLE OF CONTENTS

----------------------------------------------------------------------

Independent Auditors' Report ................................... F-1

Consolidated Financial Statements
---------------------------------

     CONSOLIDATED BALANCE SHEETS,
     December 31, 1996 and 1995 ................................ F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Years Ended December 31, 1996 and 1995, Six Months Ended
          December 31, 1994 and Year Ended June 30, 1994 ....... F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Years Ended December 31, 1996 and 1995, Six Months Ended
          December 31, 1994 and Year Ended June 30, 1994 ....... F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Years Ended December 31, 1996 and 1995, Six Months Ended
          December 31, 1994 and Year Ended June 30, 1994 ....... F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     December 31, 1996 and 1995 ................................ F-8



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the six months ended December 31, 1994 and the year ended June 30, 1994, in conformity with generally accepted accounting principles.





KPMG PEAT MARWICK LLP



Denver, Colorado
February 7, 1997

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                  1996      1995
                                                  ----      ----

ASSETS
------
Current assets:
   Cash and cash equivalents                   $  2,058     2,699
   Current installments of notes receivable         392       356
   Receivables, net:
      Trade (note 5)                              1,165       881
      Insurance proceeds                            270       249
      Other                                         213       367
                                                 ------    ------
                                                  1,648     1,497

   Inventories (note 5)                           1,583     1,263
   Work-in-process on medical interior and products contracts192131
   Costs and estimated earnings in excess of billings
      on uncompleted contracts (note 4)             682        --
   Prepaid insurance                                228       236
   Other prepaid expenses                           326       375
                                                 ------    ------

      Total current assets                        7,109     6,557
                                                 ------    ------

Equipment and leasehold improvements (notes 5 and 6):
   Flight and ground support equipment           42,448    37,228
   Furniture and office equipment                 1,494     1,326
                                                 ------    ------
                                                 43,942    38,554
                                                 ------    ------
   Less accumulated depreciation and amortization(10,013)  (7,138)
                                                 ------    ------

      Net equipment and leasehold improvements   33,929    31,416
                                                 ------    ------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $502 and $405 at December 31, 1996 and 1995,
   respectively                                   1,925     2,022
Notes receivable, less current installments (note 5)1,454   1,843
Patent application costs and other assets, net of accumulated amortization of $588 and $510 at December 31, 1996 and 1995, respectively972748
                                                 ------    ------

      Total assets                              $45,389    42,586
                                                 ======    ======

                                                           (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                  1996      1995
                                                  ----      ----

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Notes payable (note 5)                       $   352       693
   Current installments of long-term debt (note 5)1,780     1,435
   Current installments of obligations under capital leases (note 6)819751
   Accounts payable                                 614       974
   Accrued overhaul and parts replacement costs   1,582     1,407
   Deferred revenue                                 629       724
   Billings in excess of costs and estimated earnings on uncompleted contracts
      (note 4)                                       --       328
   Other accrued liabilities                        831       883
                                                 ------    ------

      Total current liabilities                   6,607     7,195

Long-term debt, less current installments (note 5)10,642    6,671
Obligations under capital leases, less current installments (note 6)3,7324,552
Accrued overhaul and parts replacement costs      4,157     4,329
Other liabilities                                   823       777
                                                 ------    ------

      Total liabilities                          25,961    23,524
                                                 ------    ------

Stockholders' equity (notes 2 and 7):
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
      none issued                                    --        --
   Common stock, $.06 par value.  Authorized 16,000,000 shares; issued
      8,135,836 and 8,103,502 shares at December 31, 1996 and 1995,
      respectively                                  488       486
   Additional paid-in capital                    49,696    49,640
   Accumulated deficit                          (30,755)  (31,063)
   Treasury stock, 25,606 shares                     (1)       (1)
                                                 ------    ------

      Total stockholders' equity                 19,428    19,062
                                                 ------    ------

Commitments and contingencies (note 6)

      Total liabilities and stockholders' equity$45,389    42,586
                                                 ======    ======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------

                                                                                    Six Months        Year
                                                                                      Ended           Ended
                                                       Year Ended December 31,     December 31,     June 30,
                                                         1996           1995           1994           1994
                                                         ----           ----           ----           ----
Revenue:
   Flight revenue (note 8)                           $   26,517         26,221         13,081         25,346
   Sales of medical interiors and products                3,478          3,801            790          2,552
   International franchise revenue                          262            100             --             --
                                                      ---------      ---------      ---------      ---------
                                                         30,257         30,122         13,871         27,898
                                                      ---------      ---------      ---------      ---------

Operating expenses:
   Flight centers                                         8,086          8,227          4,427          8,626
   Aircraft operations                                    8,383          8,503          4,445          8,188
   Aircraft rental (note 6)                               1,465          1,663            994          2,915
   Cost of medical interiors and products sold            4,045          3,113          1,303          2,599
   Depreciation and amortization                          3,056          2,656          1,272          2,196
   General and administrative                             3,845          3,873          2,176          5,761
   Loss on disposition of assets (notes 2 and 3)             17             86            237            790
   Restructuring and other non-recurring expenses
     (note 3)                                                --             --             --          3,010
                                                      ---------      ---------      ---------      ---------
                                                         28,897         28,121         14,854         34,085
                                                      ---------      ---------      ---------      ---------

        Operating income (loss)                           1,360          2,001           (983)        (6,187)

Other income (expense):
   Interest expense                                      (1,297)        (1,396)          (717)        (1,246)
   Interest and dividend income                             357            289            163            188
   Merger termination expense (note 11)                      --             --           (305)            --
   Other, net                                              (112)            65            (13)           170
                                                      ---------      ---------      ---------      ---------

        Income (loss) before extraordinary item             308            959         (1,855)        (7,075)

Extraordinary item-loss on early extinguishment of
   debt (note 6)                                             --             --             --           (182)
                                                      ---------      ---------      ---------      ---------

        Net income (loss)                            $      308            959         (1,855)        (7,257)

                                                      =========      =========      =========      =========

Income (loss) per common share before
   extraordinary item                                $      .04            .12           (.23)         (1.00)

Loss on early extinguishment of debt per common
   share                                                     --             --             --           (.03)
                                                      ---------      ---------      ---------      ---------
        Income (loss) per common share               $      .04            .12           (.23)         (1.03)
                                                      =========      =========      =========      =========

Weighted average number of common shares
   outstanding                                        8,100,545      8,071,010      8,023,225      7,056,445
                                                      =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995, SIX MONTHS ENDED DECEMBER 31, 1994 AND YEAR ENDED JUNE 30, 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
----------------------------------------------------------------------

                                               Common Stock       Treasury Stock   Additional             Total Stock-
                                               ------------       --------------     Paid-in  Accumulated   holders'
                                             Shares    Amount    Shares    Amount    Capital     Deficit     Equity
                                             ------    ------    ------    ------    -------     -------      -----
BALANCES AT JULY 1, 1993                   5,262,130   $   316    93,843    $   (6)   36,781     (22,910)    14,181

Issuance of common shares for options
  exercised and services rendered            533,798        18      --        --       1,306        --        1,324
Issuance of common shares for warrants
  exercised, net of solicitation costs of
  $429 (note 7)                            1,272,626        90      --        --       5,411        --        5,501
Issuance of common shares in private
  offering (note 7)                        1,011,190        61      --        --       5,669        --        5,730
Issuance of common shares in
  acquisition (note 2)                        55,617         3      --        --         437        --          440
Amortization of deferred compensation
  expense (note 7)                              --        --        --        --         218        --          218
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                           --        --        --        --          (8)       --           (8)
In-kind tax withholding elected by
  employees under the Restricted Stock
  Plan (note 7)                                 --        --      25,606        (1)     (310)       --         (311)
Cancellation of treasury shares              (93,843)       (6)  (93,843)        6      --          --         --
Net loss                                        --        --        --        --        --        (7,257)    (7,257)
                                         ----------------------------------------------------------------------------
BALANCES AT JUNE 30, 1994                  8,041,518       482    25,606        (1)   49,504     (30,167)    19,818

Issuance of common shares for options
  exercised and services rendered             10,247      --        --        --          60        --           60
Amortization of deferred compensation
  expense (note 7)                              --        --        --        --          10        --           10
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                           --        --        --        --          (2)       --           (2)
Net loss                                        --        --        --        --        --        (1,855)    (1,855)
                                         ----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994              8,051,765       482    25,606        (1)   49,572     (32,022)    18,031

Issuance of common shares for options
  exercised and services rendered             51,737         4      --        --          72        --           76
Amortization of deferred compensation
  expense (note 7)                              --        --        --        --           6        --            6
Retirement of unvested shares and
  options forfeited under the Restricted
  Stock Plan (note 7)                           --        --        --        --         (10)       --          (10)
Net income                                      --        --        --        --        --           959        959
                                         ----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995              8,103,502       486    25,606        (1)   49,640     (31,063)    19,062

Issuance of common shares for options
  exercised and services rendered             37,834         2      --        --          69        --           71
Retirement of common shares (note 7)          (5,500)     --        --        --         (13)       --          (13)
Net income                                      --        --        --        --        --           308        308
                                         ----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996              8,135,836   $   488    25,606    $   (1)   49,696     (30,755)    19,428
                                         =============================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------

                                                                                              Six Months      Year
                                                                                                 Ended        Ended
                                                                     Year Ended December 31, December 31, December 31,
                                                                          1996      1995         1994         1994
                                                                        --------  --------     --------     --------
Cash flows from operating activities:
  Net income (loss)                                                     $   308       959       (1,855)      (7,257)
  Adjustments to reconcile net income (loss) to net cash provided
  (used) by operating activities:
    Provision for restructuring and other non-recurring expenses             --        --           --        2,218
    Depreciation and amortization expense                                 3,056     2,656        1,272        2,196
    Common stock and options issued for services and in connection with
      employee stock compensation agreements, net of forfeitures             26        72           69          (94)
    Loss on disposition of assets                                            17        86          237          790
    Loss on early extinguishment of debt                                     --        --           --          182
    Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in receivables                                   (151)     (438)          36        2,043
      Decrease (increase) in inventories                                   (320)      260         (193)         (53)
      Decrease (increase) in prepaid expenses and other current assets       57       900          844         (180)
      Decrease (increase) in work-in-process on medical interior and
        products contracts and costs in excess of billings                 (743)       71          274         (153)
      Decrease in accounts payable and other accrued liabilities           (412)   (1,187)        (716)        (189)
      Increase in accrued overhaul and parts replacement costs                3       373          404          860
      Increase (decrease) in deferred revenue, billings in excess of
        costs, and other liabilities                                       (377)      874       (1,001)         676
                                                                       --------  --------     --------     --------

         Net cash provided (used) by operating activities                 1,464     4,626         (629)       1,039
                                                                       --------  --------     --------     --------

Cash flows from investing activities:
  Net cash used in acquisition of Golden Eagle Aviation, Inc.                --        --           --         (451)
  Acquisition of equipment and leasehold improvements                    (5,414)   (1,169)        (981)     (16,101)
  Proceeds from retirement and sale of equipment and assets held
    for sale                                                                  3     4,430          790          618
  Decrease (increase) in notes receivable, patent application
    costs, and other assets                                                  51       755          425         (307)
  Proceeds from sale or maturity of short-term investments                   --        --           21          504
                                                                       --------  --------     --------     --------

         Net cash provided (used) by investing activities                (5,360)    4,016          255      (15,737)
                                                                       --------  --------     --------     --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     45        --           --       12,898
  Payments for retirement of common stock                                   (13)       --           --           --
  Payments for syndication and solicitation costs                            --        --           --       (1,252)
  Net repayments under short-term notes payable                            (341)   (1,585)        (856)        (117)
  Proceeds from long-term debt                                            9,746       582           --        7,851
  Payments of long-term debt                                             (5,430)   (4,915)      (1,141)      (4,007)
  Payments of capital lease obligations                                    (752)     (721)        (354)      (1,882)
                                                                       --------  --------     --------     --------

         Net cash provided (used) by financing activities                 3,255    (6,639)      (2,351)      13,491
                                                                       --------  --------     --------     --------

         Increase (decrease) in cash and cash equivalents                  (641)    2,003       (2,725)      (1,207)

Cash and cash equivalents at beginning of period                          2,699       696        3,421        4,628
                                                                       --------  --------     --------     --------

Cash and cash equivalents at end of period                              $ 2,058     2,699          696        3,421
                                                                       ========  ========     ========     ========

Interest paid in cash during the period                                 $ 1,322     1,395          718        1,243
                                                                       ========  ========     ========     ========

                                                                                                         (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

----------------------------------------------------------------------


Noncash investing and financing transactions:

Capital lease obligations of $19,000 were assumed to acquire equipment during the year ended June 30, 1994.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company") serves as one of the largest providers of aeromedical emergency transport services and systems throughout North and South America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As discussed more fully in note 3, in September 1994 the Company sold all of the outstanding shares of common stock of Golden Eagle Charters, Inc. ("Golden Eagle"), formerly a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,724,000 and $2,062,000 at December 31, 1996 and 1995, respectively, consist of short-term money market funds.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.


     Work-in-Process on Medical Interior and Products Contracts

     Work-in-process on medical interior and products contracts represents costs of the installation of medical equipment and modification of aircraft for third parties. Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting.

     If the total cost to complete a medical interior cannot be reasonably estimated, revenue relating to fixed fee contracts is recognized using the completed contract method of accounting. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Equipment and Leasehold Improvements

     Hangar, equipment, and leasehold improvements are recorded at cost. Maintenance and repairs are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the useful lives of the equipment or the lease term, as follows:

                    Description            Lives      Residual value
                    -----------            -----      --------------
          Hangar                         40 years           10%
          Helicopters, including medical equipment8 - 25 years10 - 25%
          Airplanes, including medical equipment8 - 20 years0 - 10%
          Ground support equipment and rotables5 - 10 years0 - 10%
          Furniture and office equipment3 - 10 years         --

     Leasehold improvements to hangar and office space are amortized using the straight-line method over the terms of the leases.

     Excess of Cost Over the Fair Value of Net Assets Acquired

     Excess of cost over the fair value of net assets acquired, or goodwill, is being amortized using the straight-line method over 25 years.

     Patent Application Costs and Supplemental Type Certificates

     The Company capitalizes legal costs associated with new patent applications and the defense of existing patents. At such time as patents are granted, these costs will be amortized over the estimated useful economic life of the patents. Costs relating to unsuccessful patent applications are charged to operations.

     The Company also capitalizes incremental direct costs related to the application for multiple Supplemental Type Certificates (STC's). STC's are issued by the Federal Aviation Administration
     (FAA) and represent the FAA's approval and certification of the airworthiness of an aircraft modification, such as a medical interior. A multiple STC allows the modification to be made to more than one aircraft without additional certification. STC costs are amortized using the straight-line method over the estimated useful economic life of the STC. For the year ended December 31, 1996, the Company capitalized $213,000 in STC costs related to a new modular, multi-functional medical interior system.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Engine and Airframe Overhaul Costs

     The Company uses the accrual method of accounting for major engine and airframe overhauls whereby the cost of the next overhaul is estimated and accrued based on usage of the aircraft over the period between overhauls.

     Long-lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangible assets to be held, including goodwill, and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS 121 in 1996 and the adoption did not have an effect on the Company's consolidated financial statements.

     Revenue Recognition and Uncollectible Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the term of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. International franchise revenue is recognized as royalties and fees are generated by the franchisee's operations.

     Uncollectible trade receivables are charged to operations using the allowance method. The allowance for uncollectible receivables was not significant at December 31, 1996 and 1995.

     Stock-based Compensation

     The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and earnings per share required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS No. 123"), are included in Note 7 to the consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and cash equivalents, accounts receivable, notes payable, and accounts payable:

          The carrying amounts approximate fair value because of the short maturity of these instruments.

          Notes receivable and long-term debt:

          The carrying amounts approximate fair value since the interest rates on these instruments reflect current market rates.

(2)  ACQUISITION AND SALE OF SUBSIDIARY

     On September 10, 1993, the Company entered into an Exchange Agreement (the "Agreement") with Golden Eagle and Golden Eagle's shareholders (the "Shareholders") whereby the Company issued an aggregate of 25,908 shares of its common stock valued at approximately $188,000 to the Shareholders in exchange for all of the issued and outstanding shares of Golden Eagle. On the same date, in a related transaction contemplated by the Agreement, the Company issued an aggregate of 29,709 shares of its restricted common stock, valued at approximately $252,000 to the Shareholders and related parties of Golden Eagle, in exchange for the transfer to the Company of an interest in a jet airplane. In connection with the Agreement, the Company assumed approximately $2,781,000 in debt and other liabilities of Golden Eagle and the Shareholders for an aggregate consideration of $3,221,000.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(2)  ACQUISITION AND SALE OF SUBSIDIARY, CONTINUED

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

(3)  BUSINESS RESTRUCTURING

     During fiscal 1994, the Company implemented a restructuring plan for the Company's continuing air medical flight and manufacturing operations designed to reduce costs and improve operating efficiencies. The restructuring plan included the discontinuation of substantially all of the airplane charter operations of Golden Eagle, a reduction in the Company's work force, and the disposal of selected assets. Also included in the restructuring was the cancellation of a proposed debt refinancing and public preferred stock offering in the third quarter of 1994. With the exception of severance pay related to the reduction in the work force and certain placement fees for the proposed preferred stock offering, the restructuring expenses consisted of non-cash charges including the write-off of previously recorded assets. Valuation allowances established for assets designated for disposal are included in loss on the disposition of assets in the accompanying financial statements.

     The restructuring and other non-recurring charges for the year ended June 30, 1994, consist of the following (amounts in thousands):

          Write-off of costs associated with proposed debt refinancing$  335
          Write-off of costs associated with proposed public
            preferred stock offering                     571
          Write-off of goodwill related to the acquisition of Golden Eagle1,459
          Severance pay                                  614
          Other                                           31
                                                       -----
                                                      $3,010
                                                       =====

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(4)  COSTS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS

     As of December 31, 1996, the estimated period to complete contracts in process ranges from one to three months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                              1996      1995
                                              ----      ----
          Costs incurred on uncompleted contracts$  933  620
          Estimated earnings                    15       912
                                          --------    --------
                                               948     1,532
          Less billings to date               (266)   (1,860)
                                          --------    --------
          Costs in excess of billings (billings in excess of
             costs)                         $  682      (328)
                                          ========    ========

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at December 31, 1996 and 1995 (amounts in thousands):

                                                1996      1995
                                                ----      ----
          Borrowings under a $2 million line of credit with interest at prime plus .25% (8.5% at December 31, 1996),
            collateralized by flight equipment $ 300        --
          Borrowings under a $2 million line of credit with
            interest at prime rate.  Paid in full in 1996.--500
          Borrowings under an unsecured note with a company
            with interest at 6.58%.  Paid in full in 1996.--104
          Other                                   52        89
                                                ----      ----
                                               $ 352       693
                                                ====      ====

     The Company's line of credit agreement expires in October 1998 and requires the Company to maintain a zero balance on the line for 30 days during each year. The line has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreement.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Long-term debt consists of the following at December 31, 1996 and 1995 (amounts in thousands):

                                                1996      1995
                                                ----      ----

     Notes payable to one lender with interest at 9.12%, due in monthly installments of principal and interest through
       November 2001 with all remaining principal due in
       December 2001, collateralized by flight equipment$  4,832--
     Notes payable to one lender with interest at 9.94%.  Paid in full
       in 1996.                                   --     4,348
     Notes payable to one lender with interest at 8.5%, due in
       monthly payments of principal and interest through
       September 2000, collateralized by flight equipment1,7402,139
     Note payable to a company with interest at 9.25%, due in
       monthly payments of principal and interest through
       December 2001, collateralized by a hangar 198       227
     Notes payable to a lender with interest at 8.47%, due in monthly installments of principal and interest through March 2002,
       collateralized by flight equipment      2,252        --
     Note payable to a lender with interest payable monthly at 9.84%
       through August 1997.  Principal and interest due monthly
       beginning September 1997 through August 2006,
       collateralized by flight equipment      1,040        --
     Notes payable to a lender with interest payable monthly at
       9.02% through December 1997.  Principal and interest due
       monthly beginning January 1998 through December 2006,
       collateralized by flight equipment      1,374        --
     Note payable to a company with interest at 11%, due in monthly payments of principal and interest through February 2002,
       collateralized by equipment               472       536
     Note payable to a company with interest at 10%, due in monthly payments of principal and interest through May 2000,
       collateralized by flight equipment        231       285
     Note payable to a company with interest at 6.25%, due in
       monthly payments of principal and interest through October
       1997, collateralized by a note receivable (net of discount of
       $14,000 based on imputed interest rate of 9.5%)255  537
     Other                                        28        34
                                            --------  --------
                                              12,422     8,106
     Less current installments                (1,780)   (1,435)
                                            --------  --------
                                            $ 10,642     6,671
                                            ========  ========

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:
                    1997                            $  1,780
                    1998                               1,791
                    1999                               1,959
                    2000                               1,843
                    2001                               3,369
                    Thereafter                         1,680
                                                     -------
                                                    $ 12,422
                                                     =======

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 1996, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                               Capital   Operating
                                               leases     leases
                                               -------   ---------
          Year ending December 31:
                    1997                      $ 1,139       1,812
                    1998                        1,139       1,330
                    1999                          735       1,073
                    2000                          553       1,037
                    2001                          553         590
                    Thereafter                  1,622         376
                                                -----       -----

               Total minimum lease payments     5,741    $  6,218
                                                          =======

          Less amounts representing interest   (1,190)
                                               -----

               Present value of minimum capital lease payments4,551

          Less current installments              (819)
                                               -----

                                              $ 3,732
                                               ======

     Rent expense relating to operating leases totaled $1,888,000, $2,061,000, $1,234,000 and $3,434,000 for the years ended
     December 31, 1996 and 1995, the six months ended December 31, 1994, and the year ended June 30, 1994.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(6)  LEASES, CONTINUED

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

     At December 31, 1996 and 1995, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $8,596,000 and $9,509,000, respectively.

(7)  STOCKHOLDERS' EQUITY

     (a)  WARRANTS

          In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued at or above market value and are outstanding as of December 31, 1996:

                     Number of warrants         Exercise price per share           Expiration date
                     ------------------         ------------------------           ---------------
                            67,938                       $ 5.10                   Various, 1997
                             4,000                         3.00                   February 2, 1998
                           126,592                         4.00                   February 2, 1998
                            20,000                         4.13                   March 12, 1998
                            75,000                         4.50                   April 6, 1998
                            50,000                         3.00                   December 29, 1998
                           150,000                         6.88                   February 14, 1999
                           150,000                         3.00                   February 21, 1999
                           -------
                           643,530
                           =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

     (b)  STOCK OPTION PLANS

          At December 31, 1996, the Company had two stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, because the Company grants its options at or above market value, no compensation cost has been recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                                 1996      1995
                                                 ----      ----
               Net income:
                  As reported                   $ 308       959
                  Pro forma                        (8)      921

               Earnings per share:
                  As reported                   $ .04       .12
                  Pro forma                        --       .11


          Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995, is not considered.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 64% for both years; risk-free interest rates of 7.3% and 5.5%; and expected lives of 3 years and 4 years. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995, was $1.73 and $1.78, respectively.

          The Company has a Stock Option Plan and a predecessor plan (together "the Plan") which provides for the granting of incentive stock options (ISOs) and nonqualified stock options (non-ISOs), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 2,500,000 shares of common stock are reserved for options. The Company also grants non-ISOs outside of the Plan.
          Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, become exercisable in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

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

          At December 31, 1996, options issued to a consulting group to purchase 6,667 shares of common stock at an exercise price of $6.25 per share were outstanding. A director of the Company is the chief executive officer and a 50% owner of the consulting group.

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 1996 and 1995, the six months ended December 31, 1994, and the year ended June 30, 1994:



                                                                                  Shares
                                                                                  ------
                 Outstanding at July 1, 1993                                      934,043

                 Granted                                                          942,015
                 Canceled                                                        (517,560)
                 Exercised                                                        (64,363)
                                                                                ---------

                 Outstanding at June 30, 1994                                   1,294,135

                 Granted                                                          408,630
                 Canceled                                                        (515,691)
                 Exercised                                                         (4,389)
                                                                                ---------

                 Outstanding at December 31, 1994                               1,182,685

                 Granted                                                          574,729
                 Canceled                                                         (52,727)
                 Exercised                                                         (2,560)
                                                                                ---------

                 Outstanding at December 31, 1995                               1,702,127

                 Granted                                                          516,675
                 Canceled                                                        (467,408)
                 Exercised                                                        (25,410)
                                                                                ---------

                 Outstanding at December 31, 1996                               1,725,984
                                                                                =========

          As of December 31, 1996 and 1995, exercisable options totaled 1,104,876 and 739,538, respectively. Exercise prices of all options granted in the periods above range from $1.75 to $13.13. The weighted average exercise price of options outstanding at December 31, 1996 was $3.92.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(7)  Stockholders' Equity, continued

          The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                                                            Weighted-
                                                       Weighted-Average     Weighted-                        Average
                         Range of          Number          Remaining         Average          Number        Exercise
                      Exercise Price     Outstanding     Life (Years)    Exercise Price     Exercisable       Price
                      --------------     -----------     ------------    --------------     -----------       -----
                     $ 1.75 to  3.00       590,924            2.8           $  2.56           435,002       $  2.60
                       3.13 to  5.88     1,033,968            3.0              4.13           569,278          4.64
                       6.13 to 13.13       101,092            1.5              9.17           100,596          9.18
                                        ----------                                         ----------
                                         1,725,984                                          1,104,876
                                        ==========                                         ==========

     (c)  RESTRICTED STOCK PLAN

          Effective December 3, 1992, the Company established a restricted stock plan authorizing the issuance of up to 300,000 shares of common stock to employees. Under this plan, participating employees elected to reduce their compensation by 2% to 20% for the period from January 9, 1993 to January 8, 1994. For each $3 by which employees reduced their compensation, the Company issued one share of stock and one option to purchase one share of stock for $3. The Company issued 101,137 shares under this plan to employees and recorded deferred compensation for the value of the options issued and for the excess of the market value of the shares issued on the effective date over the face value of $3 per share. The shares issued under the plan vested over one year; the associated options vested over three years. The Company recorded $6,500, $10,000 and $218,000 of compensation expense under the plan for the year ended December 31, 1995, the six months ended December 31, 1994 and the year ended June 30, 1994, respectively.

          In January 1994 employees who received shares under this compensation plan were allowed to elect to have the Company retain sufficient shares to provide for the payment of their withholding taxes. The Company withheld a number of shares equivalent in value to the taxes owed from the shares issued to employees and placed these shares in treasury stock.

     (d)  NONEMPLOYEE DIRECTOR COMPENSATION PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 1996, the Company had issued 49,320 shares under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

     (e)  PRIVATE PLACEMENT

          In the year ended June 30, 1994, 1,176,086 of the warrants issued in tandem with shares of common stock in a private offering were exercised to purchase 1,272,626 shares of common stock.

          In February 1994, the Company completed a private placement of 1,011,190 shares of common stock at $5.66 per share with institutions outside of the United States.

     (f)  STOCK REPURCHASE PLAN

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend on market conditions and other factors. As of December 31, 1996, 5,500 shares had been repurchased and retired under this plan.

     (g)  PROFIT SHARING PLAN

          In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees beginning in 1996.
          The amount distributed to employees in the year ended December 31, 1996, totaled $31,000. The continuation of the profit sharing plan is at the discretion of the Board of Directors.

(8)  REVENUE

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 8 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements and leases provide for the following revenue for years subsequent to December 31, 1996 (amounts in thousands):

          Year ending December 31:

                    1997                       $ 17,793
                    1998                         13,565
                    1999                         12,295
                    2000                         10,416
                    2001                          6,209
                    Thereafter                   13,490
                                                -------
                                               $ 73,768
                                                =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------

(9)  INCOME TAXES

     For income tax purposes, the Company has net operating loss carryforwards at December 31, 1996 of approximately $33,520,000 which will expire in varying amounts through the year 2011. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

     In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of a portion of the aforementioned net operating loss carryforwards will be limited annually by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired.The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (amounts in thousands):

                                                                                    1996            1995
                                                                                    ----            ----
            Deferred tax assets:
              Overhaul and parts replacement cost,
                principally due to the accrual method                             $  2,009          2,007
              Accrued restructuring expenses and
                valuation allowances                                                    36             49
              Net operating loss carryforwards                                      11,732         12,111
              Other                                                                    199            175
                                                                                   -------         ------
                  Total gross deferred tax assets                                   13,976         14,342
                  Less valuation allowance                                          (8,685)        (9,292)
                                                                                   -------         ------
                  Net deferred tax assets                                            5,291          5,050
                                                                                   -------         ------

            Deferred tax liabilities:
              Equipment and leasehold improvements,
                principally due to differences in
                bases and depreciation methods                                      (5,195)        (4,966)
              Other                                                                    (96)           (84)
                                                                                   -------         ------
                  Total deferred tax liabilities                                    (5,291)        (5,050)
                                                                                   -------         ------
                  Net deferred tax liability                                      $     --             --
                                                                                   =======         ======

     Income tax expense calculated at the federal statutory tax rate was offset entirely in the years ended December 31, 1996 and 1995, by the decrease in the valuation allowance for deferred tax assets. No tax benefit was recorded for the six months ended December 31, 1994, or the year ended June 30, 1994, due to the uncertainty of realizing the deferred tax asset relating to the Company's net operating loss carryforwards.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

----------------------------------------------------------------------


(10) RETIREMENT PLAN

     The Company has a defined contribution retirement plan whereby employees who have completed one year of employment may contribute up to 12% of their annual salaries. The Company contributes an amount equal to 1% of the employees' annual salary and will match 20% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $154,000, $150,000, $70,000 and $156,000 for the
     years ended December 31, 1996 and 1995, the six months ended December 31, 1994, and the year ended June 30, 1994, respectively.

(11) PROPOSED BUSINESS COMBINATION

     During the six months ended December 31, 1994, the Company discussed the feasibility of a business combination of the emergency air medical transport business of the Company with Rocky Mountain Helicopters, Inc. ("RMHI"). In November 1994, the cash portion of the Company's bid for the aeromedical assets of RMHI was exceeded in a bid placed by another party and the Company declined to submit a final bid. The expenses incurred as part of the due diligence process consisted primarily of legal and professional fees and comprise the balance of the $305,000 merger termination expense recognized in the six months ended December 31, 1994.

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