Form 10-Q
period 1997-03-31
AIR METHODS CORP
filed 1997-05-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------- to ------------------


                         Commission file number 0-16079

                             AIR METHODS CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

             Delaware                                     84-0915893
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

7301 South Peoria, Englewood, Colorado                     80112
(Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 792-7400

                                       N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No
                                                ----      ----
         The number of shares of Common Stock, par value $.06, outstanding as of May 7, 1997 was 8,110,230.

                                TABLE OF CONTENTS

                                    Form 10-Q


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1997 and December 31, 1996       1

                  Statements of Operations for the three months ended
                     March 31, 1997 and 1996                                  3

                  Statements of Cash Flows for the three months ended
                     March 31, 1997  and 1996                                 4

                  Notes to Financial Statements                               5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                6

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           8

         Item 2.  Changes in Securities                                       8

         Item 3.  Defaults upon Senior Securities                             8

         Item 4.  Submission of Matters to a Vote of Security Holders         8

         Item 5.  Other Information                                           8

         Item 6.  Exhibits and Reports on Form 8-K                            8


         SIGNATURES                                                           9

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             AIR METHODS CORPORATION

                                 BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)



                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         1997                1996
                                                                             -----------------------------------------
ASSETS                                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                                         $   1,959                2,058
   Current installments of notes receivable                                                401                  392
   Receivables, net:
     Trade                                                                               1,647                1,165
     Insurance proceeds                                                                     13                  270
     Other                                                                                 306                  213
                                                                             ----------------------------------------
                                                                                         1,966                1,648
                                                                             ----------------------------------------

   Inventories                                                                           1,523                1,583
   Work-in-process on medical interiors and product
     contracts                                                                             302                  192
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                                 342                  682
   Prepaid expenses and other                                                              626                  554
                                                                             ----------------------------------------

                  Total current assets                                                   7,119                7,109
                                                                             ----------------------------------------

 Equipment and leasehold improvements:
     Flight and ground support equipment                                                43,080               42,448
     Furniture and office equipment                                                      1,534                1,494
                                                                             ----------------------------------------
                                                                                        44,614               43,942
     Less accumulated depreciation and amortization                                    (10,781)             (10,013)
                                                                             ----------------------------------------

                  Net equipment and leasehold improvements                              33,833               33,929
                                                                             ----------------------------------------

  Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $526 and $502 at
     March 31, 1997 and December 31, 1996, respectively                                  1,901                1,925
  Notes receivable, less current installments                                            1,351                1,454
  Patent application costs and other assets, net of
     accumulated amortization of $618 and $588 at March
     31, 1997 and December 31, 1996, respectively                                          943                  972
                                                                             ----------------------------------------

                                                                                     $  45,147               45,389
                                                                             ========================================

                                                                                                          (Continued)

  See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

           (Amounts in thousands, except share and per share amounts)

                                                                         MARCH 31,           DECEMBER 31,
                                                                           1997                  1996
                                                             --------------------------------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY                                (unaudited)

    Current liabilities:
      Notes payable                                                       $      30                  352
      Current installments of long-term debt                                  1,779                1,780
      Current installments of obligations under capital leases                  838                  819
      Accounts payable                                                          633                  614
      Accrued overhaul and parts replacement costs                            1,712                1,582
      Deferred revenue                                                        1,112                  629
      Other accrued liabilities                                               1,048                  831
                                                             ----------------------------------------------

              Total current liabilities                                       7,152                6,607
                                                             ----------------------------------------------

    Long-term debt, less current installments                                10,486               10,642
    Obligations under capital leases, less current installments               3,543                3,732
    Accrued overhaul and parts replacement costs                              3,644                4,157
    Other liabilities                                                           840                  823
                                                             ----------------------------------------------

              Total liabilities                                              25,665               25,961
                                                             ----------------------------------------------

    Stockholders' equity:
      Preferred stock, $1 par value.  Authorized 5,000,000                       --                   --
        shares, none issued
      Common stock, $.06 par value. Authorized
        16,000,000 shares; issued 8,135,836 shares at
        March 31, 1997 and December 31, 1996                                    487                  487
      Additional paid-in capital                                             49,696               49,696
      Accumulated deficit (note 3)                                          (30,701)             (30,755)
                                                             ----------------------------------------------

              Total stockholders' equity                                     19,482               19,428
                                                             ----------------------------------------------

                                                                          $  45,147               45,389
                                                             ==============================================

    See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

                            STATEMENTS OF OPERATIONS
           (Amounts in thousands, except share and per share amounts)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                       1997               1996
                                                                             ---------------------------------------
                                                                                    (unaudited)        (unaudited)

       Revenue:
         Flight revenue                                                              $    6,677              6,348
         Sales of medical interiors and products                                            782              1,405
         International franchise revenue                                                     99                150
                                                                             ---------------------------------------
                                                                                          7,558              7,903
                                                                             ---------------------------------------

       Operating expenses:
         Flight centers                                                                   2,091              2,116
         Aircraft operations                                                              1,965              2,050
         Aircraft rental                                                                    324                390
         Cost of medical interiors and products sold                                      1,103              1,261
         Depreciation and amortization                                                      821                704
         Loss on disposition of assets                                                       --                 17
         General and administrative                                                         992                997
                                                                             ---------------------------------------
                                                                                          7,296              7,535
                                                                             ---------------------------------------

              Operating income                                                              262                368

       Other income (expense):
         Interest expense                                                                  (317)              (311)
         Interest and dividend income                                                       109                 86
         Other, net                                                                          --                  1
                                                                             ---------------------------------------

              Net income                                                             $       54                144
                                                                             =======================================

       Income per common share                                                       $      .01                .02
                                                                             =======================================

       Weighted average number of common shares outstanding                           8,110,230          8,082,037
                                                                             =======================================





       See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)



                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------------
                                                                                            1997               1996
                                                                                       ----------------------------------
                                                                                         (unaudited)        (unaudited)


       Cash flow from operating activities:
         Net income                                                                       $       54              144
         Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization expense                                                 821              704
           Vesting of common stock and options issued for services and in connection with employee stock compensation agreements, net of
             forfeitures                                                                          --               26
           Loss on retirement and sale of equipment                                               --               17
           Changes in assets and liabilities:
             Decrease (increase) in prepaid and other current assets                             (72)              19
             Increase in receivables                                                            (318)            (182)
             Decrease (increase) in parts inventories                                             60              (21)
             Decrease (increase) in work-in-process on medical interiors and costs
               in excess of billings                                                             230             (110)
             Increase (decrease) in accounts payable and other accrued liabilities               236              (17)
             Increase (decrease) in deferred revenue and other liabilities                       500             (537)
             Increase (decrease) in accrued overhaul and parts replacement costs                (383)             112
                                                                                       ----------------------------------
                 Net cash flow provided by operating activities                                1,128              155
                                                                                       ----------------------------------

       Cash flows from investing activities:
         Acquisition of equipment and leasehold improvements                                    (672)          (1,013)
         Proceeds from retirement and sale of equipment                                           --                1
         Net decrease (increase) in patent development costs and other assets                     94               (7)
                                                                                       ----------------------------------
                 Net cash used by investing activities                                          (578)          (1,019)
                                                                                       ----------------------------------

       Cash flows from financing activities:
         Net payments under short-term notes payable                                            (322)             (89)
         Proceeds from issuance of debt                                                          271            2,500
         Payments of long-term debt                                                             (428)            (345)
         Payments of capital lease obligations                                                  (170)            (156)
                                                                                       ----------------------------------
                 Net cash provided (used) by financing activities                               (649)           1,910
                                                                                       ----------------------------------

       Increase (decrease) in cash and cash equivalents                                         (99)           1,046

       Cash and cash equivalents at beginning of period                                       2,058            2,699
                                                                                       ----------------------------------

       Cash and cash equivalents at end of period                                        $    1,959            3,745
                                                                                       ==================================

       See accompanying notes to financial statements.

    NOTES TO FINANCIAL STATEMENTS

    (1)        BASIS OF PRESENTATION

               In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 1996.

    (2)        INCOME PER SHARE

               Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

    (3)        STOCKHOLDERS' EQUITY

               Changes in the stockholders' equity for the three months ended March 31, 1997, consisted of the following (amounts in thousands except share amounts):


                                                                                    THREE MONTHS ENDED
                                                                                      MARCH 31, 1997
                                                                      -------------------------------------------
                                                                             Shares                  Amount
                                                                      -------------------------------------------
               Balance at January 1, 1997                                    8,135,836              $ 19,428

               Net income                                                           --                    54
                                                                      -------------------------------------------

               Balance at March 31, 1997                                     8,135,836              $ 19,482
                                                                      ===========================================

               As of March 31, 1997 the Company's total accumulated deficit was $30,701,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported net income of $54,000 for the three months ended March 31, 1997, compared to net income of $144,000 for the quarter ended March 31, 1996. The decrease in net income for the first quarter reflects the investment of over $650,000 in the design and qualification of medical interior systems for the U.S. Army UH-60Q helicopter.

Flight revenue increased $329,000, or 5.2%, from $6,348,000 for the three months ended March 31, 1996, to $6,677,000 for the three months ended March 31, 1997. The increase was caused by a 3.3% increase in flight hours from 3,000 hours in 1996 to 3,100 in 1997 and by annual increases in the majority of the Company's contracts based on changes in the Consumer Price Index.

Sales of medical interiors and products decreased $623,000, or 44.3%, from $1,405,000 for the three months ended March 31, 1996, to $782,000 for the first quarter of 1997. In the first quarter of 1997 the Company recognized revenue of $634,000 from the design and manufacture of four medical interior systems for the U.S. Army UH-60Q helicopter. Revenue recorded in the comparable quarter in 1996 consisted primarily of $1,009,000 from the design of a medical interior for a Lockheed L-1011 aircraft and $309,000 from the design and installation of an interior for an MD900 Explorer helicopter. The cost of medical interiors decreased 12.5% for the three months ended March 31, 1997, as compared to the previous year, reflecting the decrease in the volume of products sold. Cost of medical interiors for 1997 also included an investment of over $650,000 in developmental costs, including an allocation of manufacturing overhead, on the UH-60Q helicopter system. In 1996 the cost of medical interiors included $321,000 of modular medical interior development costs. Without the effect of the developmental costs in both years the cost of medical interiors would have decreased 52.1% from 1996 to 1997.

The Company recognized revenue of $99,000 from its Brazilian franchise during the three months ended March 31, 1997, compared to $150,000 in the first quarter of 1996. Revenue recognized in 1997 represents royalties earned on franchise operations in the first quarter while revenue in 1995 was the second minimum installment of the 10-year franchise agreement. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil in exchange for an initial acquisition price plus annual royalties based on gross revenues. The franchise commenced air medical operations in January 1996.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, decreased 1.2% for the three months ended March 31, 1997, compared to 1996. Health insurance and workers compensation insurance premiums decreased $132,000 due to changes enacted during 1996 encouraging the use of other health plans and higher deductibles and to lower workers compensation claims. This decrease was offset by increases in pilot and mechanic salaries for merit pay raises. Flight center costs generally vary with the number of operating agreements served by the Company; the Company has not added any new bases in 1996 or 1997.

Aircraft operating expenses decreased 4.1% for the three months ended March 31, 1997, in comparison to the three months ended March 31, 1996, primarily as a result of a $115,000 reduction in hull and liability insurance for the Company's fleet during the quarter. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

Aircraft rental expense decreased by 16.9% for the three months ended March 31, 1997, compared to 1996. Rental expense in 1996 included $68,000 for the short-term lease of a helicopter while one of the Company's aircraft was undergoing refurbishment.

Depreciation and amortization expense increased 16.6% for the three months ended March 31, 1997. The increase is primarily the result of the addition of one Bell 222 helicopter and two new medical interiors to the fleet in late 1996. The Company has also increased its rotable and office equipment inventory by $570,000 since March 31, 1996. The helicopter was placed in service to upgrade a hospital client to a larger aircraft, while the two medical interiors replaced fully depreciated interiors on existing aircraft.


FINANCIAL CONDITION

Cash and cash equivalents decreased $99,000 from $2,058,000 at December 31, 1996, to $1,959,000 as of March 31, 1997. The Company had a working capital deficit of $33,000 as of March 31, 1997, down from net working capital of $502,000 as of December 31, 1996. The decrease in the Company's working capital position is due primarily to a decrease in costs and estimated earnings in excess of billings and to an increase in deferred revenue on hospital contracts. As the Company nears the completion of the first two UH-60Q medical interior systems, progress billings have been submitted under the contract to cover costs and estimated earnings.

The Company has renewed an operating agreement with one of its hospital clients in the first quarter of 1997, providing for an upgrade in the type of aircraft servicing the contract. Three other agreements are due for renewal in 1997 and the Company has historically negotiated renewals with its customers under favorable terms. In the second and third quarters of 1997 the Company expects to complete the production of four UH-60Q medical interior units. The Company also expects authorization to produce and deliver four additional UH-60Q helicopter upgrades in 1997. In addition, continued growth is anticipated for the Company's Brazilian franchise operations. There can be no assurance that the Company will successfully renew the operating agreements expiring in 1997 or will generate new profitable contracts for the Products Division. However, based on the backlog of projects for the Products Division, anticipated contract renewals with hospital customers, and expected growth in the Brazilian franchise, the Company expects to generate sufficient cash flow to meet its operational needs.

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


                                        AIR METHODS CORPORATION



Date:  May 14, 1997                    By   \s\   Aaron D. Todd
                                             ----------------------------------
                                             On behalf of the Company, and as
                                             Principal Financial and
                                             Accounting Officer