Form 10-K/A
period 1995-12-31
AIR METHODS CORP
filed 1997-06-12
CIK 816159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File Number 0-16079

                             AIR METHODS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                           84-0915893
    (State or other jurisdiction        IRS Employer Identification No.)
    of incorporation or organization)


                  7301 South Peoria, Englewood, Colorado 80112
               (Address of principal executive offices) (Zip Code)

                                 (303) 792-7400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.06 PAR VALUE
                                (Title of Class)

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

                                 [X] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 7, 1996 was approximately $22,986,599. The number of outstanding shares of common Stock as of March 7, 1996 was 8,077,896.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

================================================================================

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ AARON D. TODD          Chief Financial Officer and Principal   June 12, 1997
-------------------------  Accounting Officer
Aaron D. Todd




                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AIR METHODS CORPORATION



                                      By:  /s/ Aaron D. Todd
                                           -------------------------------------
Date: June 12, 1997                        Aaron D. Todd
                                           Chief Financial Officer, Principal
                                           Accounting Officer, Secretary and
                                           Treasurer