Form 10-K/A
period 1996-12-31
AIR METHODS CORP
filed 1997-06-12
CIK 816159

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File Number 0-16079

                             AIR METHODS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                84-0915893
    (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)


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

                                 [X] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 1997 was approximately $14,696,000. The number of outstanding shares of common Stock as of March 10, 1997 was 8,115,730.


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

                                       AIR METHODS CORPORATION



                                       By:  /s/ Aaron D. Todd
                                            ------------------------------------
Date: June 12, 1997                          Aaron D. Todd
                                             Chief Financial Officer, Principal
                                             Accounting Officer, Secretary and
                                             Treasurer