Form 10-Q
period 1997-06-30
AIR METHODS CORP
filed 1997-08-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                         Commission file number 0-16079

                             AIR METHODS CORPORATION
             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                      84-0915893
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

 7301 South Peoria, Englewood, Colorado                      80112
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


The number of shares of Common Stock, par value $.06, outstanding as of August 1, 1997, was 8,111,924.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - June 30, 1997 and December 31, 1996    1

                   Statements of Operations for the three and six months
                   ended June 30, 1997 and 1996                            3

                   Statements of Cash Flows for the six months ended
                   June 30, 1997 and 1996                                  4

                   Notes to Financial Statements                           5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     6

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       9

          Item 2.  Changes in Securities                                   9

          Item 3.  Defaults upon Senior Securities                         9

          Item 4.  Submission of Matters to a Vote of Security Holders     9

          Item 5.  Other Information                                       9

          Item 6.  Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                                10

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             AIR METHODS CORPORATION


                                 BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                         JUNE 30,      DECEMBER 31,
                                                                           1997          1996
                                                                     ---------------  --------------
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $      2,639         2,058
     Current installments of notes receivable (note 4)                        410           392
     Receivables, net:
         Trade                                                              1,354         1,165
         Insurance proceeds                                                    --           270
         Other                                                                426           213
                                                                     ------------    ----------
                                                                            1,780         1,648
                                                                     ------------    ----------
     Inventories                                                            1,642         1,583
     Work-in-process on medical interiors and product
         contracts                                                            199           192
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                300           682
     Prepaid expenses and other                                               445           554
                                                                     ------------    ----------
              Total current assets                                          7,415         7,109
                                                                     ------------    ----------
Equipment and leasehold improvements:
     Flight and ground support equipment                                   43,823        42,448
     Furniture and office equipment                                         1,551         1,494
                                                                     ------------    ----------
                                                                           45,374        43,942

     Less accumulated depreciation and amortization                       (11,576)      (10,013)
                                                                     ------------    ----------
              Net equipment and leasehold improvements                     33,798        33,929
                                                                     ------------    ----------
Excess of cost over the fair value of net assets acquired,
     net of accumulated amortization of $551 and $502 at
     June 30, 1997 and December 31, 1996, respectively                      1,876         1,925
Notes receivable, less current installments (note 4)                        1,246         1,454
Patent application costs and other assets, net of accumulated amortization of $643 and $588 at June 30, 1997 and
     December 31, 1996, respectively                                          900           972
                                                                     ------------    ----------
                                                                     $     45,235        45,389
                                                                     ============    ==========

                                                                                  (Continued)

See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       JUNE 30,     DECEMBER 31,
                                                                         1997           1996
                                                                     -------------  ------------
                                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                   $        8           352
     Current installments of long-term debt                               1,786         1,780
     Current installments of obligations under capital leases               843           819
     Accounts payable                                                       489           614
     Accrued overhaul and parts replacement costs                         1,130         1,582
     Deferred revenue                                                     1,132           629
     Other accrued liabilities                                              894           831
                                                                     ----------    ----------
              Total current liabilities                                   6,282         6,607
                                                                     ----------    ----------

Long-term debt, less current installments                                11,328        10,642
Obligations under capital leases, less current installments               2,947         3,732
Accrued overhaul and parts replacement costs                              4,045         4,157
Other liabilities                                                           742           823
                                                                     ----------    ----------
              Total liabilities                                          25,344        25,961
                                                                     ----------    ----------

Stockholders' equity:
     Preferred stock, $1 par value.  Authorized 5,000,000
         shares, none issued                                                 --            --
     Common stock, $.06 par value.  Authorized 16,000,000
         shares; issued 8,137,530 and 8,135,836 shares at
         June 30, 1997 and December 31, 1996, respectively                  487           487
     Additional paid-in capital                                          49,701        49,696
     Accumulated deficit (note 3)                                       (30,297)      (30,755)
                                                                     ----------    ----------
              Total stockholders' equity                                 19,891        19,428
                                                                     ----------    ----------

                                                                     $   45,235        45,389
                                                                     ==========    ==========

See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

                             STATEMENT OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (unaudited)



                                                        Three Months Ended                          Six Months Ended
                                                             June 30,                                   June 30,
                                                  ------------------------------------------------------------------------
                                                      1997             1996                       1997             1996
                                                  ------------------------------------------------------------------------
Revenue:
    Flight revenue                                    $7,021           6,665                     13,698           13,013
    Sales of medical interiors and products              899             374                      1,681            1,779
    International franchise revenue                      115              --                        214              150
                                                  ----------------------------------------------------------------------
                                                       8,035           7,039                     15,593           14,942
                                                  ----------------------------------------------------------------------
Operating expenses:
    Flight centers                                     1,763           1,824                      3,854            3,940
    Aircraft operations                                2,662           2,242                      4,627            4,292
    Aircraft rental                                      444             372                        768              762
    Medical interiors and products sold                  656             742                      1,759            2,003
    Depreciation and amortization                        846             713                      1,667            1,417
    Loss on disposition of assets, net                     1               1                          1               18
    General and administrative                         1,021             993                      2,013            1,990
                                                  ----------------------------------------------------------------------
                                                       7,393           6,887                     14,689           14,422
                                                  ----------------------------------------------------------------------
                      Operating income                   642             152                        904              520

Other income (expense):
    Interest expense                                   (309)           (351)                      (626)            (662)
    Interest and dividend income                          65             102                        174              188
    Other, net                                             6              --                          6                1
                                                  ----------------------------------------------------------------------
                      Net income (loss)            $     404            (97)                        458               47
                                                  ======================================================================

Income (loss) per common share                     $     .05            (.01)                       .06              .01
                                                  ======================================================================
Weighted average number of common shares
    outstanding                                    8,110,795       8,095,515                  8,110,512        8,088,776
                                                  ======================================================================


See accompanying notes to financial statements.

                             AIR METHODS CORPORATION

                             STATEMENT OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                          Six Months Ended June 30,
                                                                      --------------------------------
                                                                          1997               1996
                                                                      --------------------------------
                                                                       (unaudited)        (unaudited)
Cash flow from operating activities:
    Net income                                                          $    458               47
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization expense                               1,667            1,417
       Vesting of common stock and options issued for
          services and in connection with employee stock
          compensation agreements, net of forfeitures                          5               25
       Loss on retirement and sale of equipment                                1               18
       Changes in assets and liabilities:
          Decrease in prepaid and other current assets                       109              230
          Decrease (increase) in receivables                                (132)             112
          Increase in parts inventories                                      (59)            (137)
          Decrease (increase) in work-in-process on
              medical interiors and costs in excess of
              billings                                                       375             (387)
          Net decrease in accounts payable and other
              accrued liabilities                                            (62)            (423)
          Net increase (decrease) in deferred revenue and
              other liabilities                                              422              (22)
          Increase (decrease) in accrued overhaul and parts
              replacement costs                                             (564)             432
                                                                      ---------------------------
              Net cash flow provided by operating activities               2,220            1,312
                                                                      ---------------------------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements                   (1,433)          (1,419)
    Proceeds from retirement and sale of equipment                            --                2
    Net decrease in notes receivable, patent development
    costs and other assets                                                   207               91
                                                                      ---------------------------
              Net cash used by investing activities                       (1,226)          (1,326)
                                                                      ---------------------------

Cash flows from financing activities:
    Issuance of common stock and warrants for cash                            --               20
    Net payments under short-term notes payable                             (344)            (180)
    Proceeds from issuance of debt                                         1,571            2,500
    Payments of long-term debt                                              (879)            (776)
    Payments of capital lease obligations                                   (761)            (360)
                                                                      ---------------------------
       Net cash provided (used) by financing activities                     (413)           1,204
                                                                      ---------------------------

Increase in cash and cash equivalents                                        581            1,190

Cash and cash equivalents at beginning of period                           2,058            2,699
                                                                      ---------------------------

Cash and cash equivalents at end of period                              $  2,639            3,889
                                                                      ===========================


See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996.

(2)     INCOME (LOSS) PER SHARE

        Per-share information is based on the weighted-average number of shares of common stock outstanding during each of the periods. Shares issuable upon the exercise of warrants and stock options are not included in the calculations, since their inclusion would be anti-dilutive.

(3)     STOCKHOLDERS' EQUITY

        Changes in the stockholders' equity for the six months ended June 30, 1997, consisted of the following (amounts in thousands except share amounts):


                                                             Six Months Ended
                                                               June 30, 1997
                                                  --------------------------------------
                                                        Shares                Amount
                                                  --------------------------------------
        Balance at January 1, 1997                     8,135,836             $19,428
        Issuance of common shares for services             1,694                   5
          rendered
        Net income                                            --                 458
                                                  --------------------------------------
        Balance at June 30, 1997                       8,137,530             $19,891
                                                  ======================================


(4)     SUBSEQUENT EVENT

        On July 31, 1997, the Company completed the acquisition of all of the common stock of Mercy Air Service, Inc. ("Mercy"), an independent provider of air medical transportation services in southern California. The purchase price was approximately $6.2 million and is subject to working capital post-closing adjustments. Approximately $4.6 million was paid in cash at closing, with the remaining balance financed by the sellers over five years. Most of the funding for the cash payment was provided by the refinancing of six of Mercy's helicopters with Finova Capital Corporation ("Finova"). The note from Finova provides for monthly principal and interest payments of 9.52% interest over ten years. No shares of Company stock were issued in the transaction. As part of the transaction, the notes receivable to the Company from Mercy were paid in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS

          The Company reported net income of $404,000 and $458,000 for the three and six months ended June 30, 1997, respectively, compared to a net loss of $97,000 for the quarter ended June 30, 1996, and net income of $47,000 for the six months ended June 30, 1996. The improvement in operating results is primarily attributable to increased flight revenue from the Company's hospital contracts and sales of medical interiors in the second quarter, containment of flight center costs, and improved margins on sales of medical interiors and products.

          Flight revenue increased $356,000, or 5.3%, and $685,000, or 5.3%, for the three and six months ended June 30, 1997, respectively, compared to 1996. The increase was caused by a 6.6% increase in revenue flight hours from 6,100 hours in 1996 to 6,500 in 1997 and by annual increases in the majority of the Company's contracts based on changes in the Consumer Price Index.

          Sales of medical interiors and products increased $525,000 (or 140.4%) for the quarter ended June 30, 1997, but decreased $98,000 (or 5.5%) for the six months ended June 30,1997, in comparison to the comparable periods in 1996. In the second quarter of 1997 the Company recognized revenue of $592,000 from the design and manufacture of four multi-mission medical interior systems for the U.S. Army UH-60Q helicopter, for a total of $1.4 million in revenue from this project in the six months ended June 30, 1997. The revenue recorded in the comparable six-month period in 1996 consisted primarily of $1,009,000 from the design of a medical interior for a Lockheed L-1011 aircraft, $389,000 from the design and installation of medical interiors for two MD900 Explorer helicopters, and $200,000 from the manufacture of an interior for a Bell 412 helicopter. The cost of medical interiors decreased 11.6% and 12.2% for the three and six months ended June 30, 1997, respectively, as compared to the previous year. The decrease over the six-month period reflected the decrease in the volume of products sold as well as the decrease in developmental costs incurred on the UH-60Q helicopter system compared to the developmental costs incurred on the modular medical interior in 1996. Most of the developmental costs on UH-60Q were incurred in 1996 and the first quarter of 1997. Cost of medical interiors in the second quarter also reflected the reduction of previously established warranty reserves based on the Company's historical warranty claims experience.

          The Company recognized revenue of $115,000 and $214,000 from its Brazilian franchise during the three and six months ended June 30, 1997, respectively, compared to $150,000 in the six months ended June 30, 1996. Revenue recognized in 1997 represents royalties earned on franchise operations while revenue in 1996 was the second minimum installment of the 10-year franchise agreement. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil in exchange for a minimum acquisition price plus annual royalties based on gross revenues. The franchise commenced air medical operations in January 1996.

          Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, decreased 3.3% and 2.2% for the three and six months ended June 30, 1997, respectively, compared to 1996. In 1997 the Company reached a settlement with the Federal Aviation Administration for costs incurred as the result of a fatal helicopter accident in 1994. The settlement provided for reimbursement of workers compensation claims and other expenses totaling approximately $240,000. The resultant decrease in flight center costs was partially offset by increases in pilot and mechanic salaries for merit pay raises.

          Aircraft operating expenses increased by 18.7% and 7.8% for the three and six months ended June 30, 1997, respectively, in comparison to the three and six months ended June 30, 1996. The increase is primarily due to higher repair and maintenance costs for the fleet in 1997 driven in part by a 4.2% increase in total flight hours for the six months ended June 30, 1997, compared to the prior year. Included in repair and maintenance costs for the quarter ended June 30, 1997, was the cost of overhauling a Bell 412 combining gearbox and a Bell 206 engine prior to their scheduled overhaul dates. In addition, the Company has added 3 helicopters to its fleet since June 30, 1996. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown.

          Aircraft rental expenses increased 19.4% and 0.8% for the three and six months ended June 30, 1997, respectively, as compared to 1996. The increase is due to the short-term lease of a backup helicopter during the second quarter of 1997 while one of the Company's aircraft was undergoing a scheduled engine overhaul.

          Depreciation and amortization expense increased 18.7% and 17.6% for the three and six months ended June 30, 1997, respectively. The increases are primarily the result of the addition of one Bell 222 helicopter, two Bell 407 helicopters, and one new medical interior to the fleet since June 30, 1996. The Company has also increased its rotable and office equipment inventories by $516,000 since June 30, 1996.

          FINANCIAL CONDITION

          Cash and cash equivalents increased $581,000 from $2,058,000 at December 31, 1996, to $2,639,000 as of June 30, 1997; net working capital also improved from $502,000 to $1,133,000 over the same period. The increase in cash and cash equivalents in the six months ended June 30, 1997, is primarily due to the positive cash flow generated by the Company's operations. An increase in deferred revenue on hospital contracts and a decrease in costs and estimated earnings in excess of billings on the UH-60Q project contributed to the improvement in cash flow from operations. In addition the Company's cash position improved as a result of the refinancing of one of its helicopters during the second quarter of 1997.

          The Company has renewed all three of its hospital-based contracts expiring in 1997 for terms ranging from one to five years and has renewed two contracts due to expire in 1998 for five-year terms. In June 1997 the Company signed a ten-year operating agreement with a new hospital customer, increasing the number of its programs to 20 across the United States; operations under the new contract are expected to begin in the fourth quarter. Continued steady growth is also expected in revenue from the Brazilian franchise operations in the last two quarters of 1997.

          During the third and fourth quarters of 1997 the Company expects to complete the production of the two UH-60Q medical interior units currently in process. The authorization to produce four additional UH-60Q units is currently not expected until the fourth quarter of 1997 or the first quarter of 1998. In August 1997 the Company's Products Division was awarded a $1.1 million contract to manufacture wiring harnesses for the U.S. Air Force HH-60G helicopter and a contract to install a medical interior in a Bell 407 which will be owned by one of the Company's current hospital customers.

          In July 1997 the Company completed its acquisition of Mercy Air Service, Inc., an independent provider of helicopter air medical transportation services in southern California. Historically revenue from Mercy's operations has averaged about 50% of the Company's flight revenue. As a result of the acquisition and expected synergies in hull and liability insurance premiums, training expenses, and other costs, the Company anticipates growth in both total revenue and net operating results during the remainder of 1997. There can be no assurance that the Company will generate new profitable contracts for the Products Division or that expected growth from the Mercy transaction will be realized. However, based on the acquisition of Mercy, contract renewals and new contract with hospital customers, backlog of projects for the Products Division, and expected growth in the Brazilian franchise, the Company anticipates sufficient cash flow to meet its operational needs throughout the remainder of 1997. The Company also has an unused $2 million line of credit to supplement other working capital sources, if necessary.

          All statements except those which refer to historical operations for the Company constitute forward-looking information. Although these estimates are based on reliable information and past experience, operating results are affected by a wide variety of factors, many of which are beyond the control of the Company. These factors include the timing and pricing of orders for the Products Division, funding approval for the governmental contracts, competitive pressures in the air medical market, and realization of synergies from the consolidation of operations with Mercy.

                           PART II: OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Not Applicable

ITEM 2.      CHANGES IN  SECURITIES

             Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The 1997 Annual Meeting of Stockholders was held on June 12, 1997. At the meeting, Messrs. Joseph E. Bernstein, Ralph J. Bernstein, and Lowell D. Miller were elected to Class III directorships. Voting results were as follows:

                                                              Total Vote
                                         Total Vote For      Withheld From
                                          Each Director      Each Director

             Joseph E. Bernstein           1,772,167             21,363
             Ralph J. Bernstein            1,772,084             21,446
             Lowell D. Miller              1,772,084             21,446


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


                                   AIR METHODS CORPORATION


Date:  August 14, 1997             By  \s\  AARON D. TODD
                                     -------------------------------------------
                                      On behalf of the Company, and as Principal
                                      Financial and Accounting Officer