Form 10-Q
period 1997-09-30
AIR METHODS CORP
filed 1997-11-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             -------------------

                                  FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

                        Commission file number 0-16079


                            AIR METHODS CORPORATION
            (Exact name of Registrant as Specified in Its Charter)


           DELAWARE                                    84-0915893
(State or Other Jurisdiction of              (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)

 7301 SOUTH PEORIA, ENGLEWOOD, COLORADO                   80112
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


The number of shares of Common Stock, par value $.06, outstanding as of November 7, 1997, was 8,139,671.

                               TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

            Item 1.   Consolidated Financial Statements

                      Consolidated Balance Sheets - September 30,
                        1997 and December 31, 1996                           1

                      Consolidated Statements of Operations for
                        the three and nine months ended September
                        30, 1997 and 1996                                    3

                      Consolidated Statements of Cash Flows for
                        the nine months ended September 30, 1997
                        and 1996                                             4

                      Notes to Consolidated Financial Statements             5

            Item 2.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                           7


PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                     10

            Item 2.   Changes in Securities                                 10

            Item 3.   Defaults upon Senior Securities                       10

            Item 4.   Submission of Matters to a Vote of Security
                      Holders                                               10

            Item 5.   Other Information                                     10

            Item 6.   Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                                  11

                        PART I:  FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30   DECEMBER 31
                                                         1997           1996
                                                     --------------------------
ASSETS                                               (unaudited)

Current assets:
   Cash and cash equivalents                             $  2,837       2,058
   Current installments of notes receivable                     8         392
   Receivables:
     Trade, net of allowance for
       doubtful accounts of $2,161 and
       $24 at September 30, 1997 and
       December 31, 1996, respectively                      4,334       1,165
     Insurance proceeds                                        16         270
     Other                                                    562         213
                                                        ------------------------
                                                            4,912       1,648
                                                        ------------------------

   Inventories                                              1,911       1,583
   Work-in-process on medical interiors
     and product contracts                                    484         192
   Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                                                604         682
   Prepaid expenses and other                                 615         554
                                                        ------------------------

          Total current assets                             11,371       7,109
                                                        ------------------------

Equipment and leasehold improvements:
   Flight and ground support equipment                     56,681      42,448
   Furniture and office equipment                           2,302       1,494
                                                        ------------------------
                                                           58,983      43,942
   Less accumulated depreciation and
     amortization                                         (12,463)    (10,013)
                                                        ------------------------

          Net equipment and leasehold
            improvements                                   46,520      33,929
                                                        ------------------------

Excess of cost over the fair value of
   net assets acquired, net of
   accumulated amortization of $576 and
   $502 at September 30, 1997 and
   December 31, 1996, respectively                          1,976       1,925
Notes receivable, less current installments                    63       1,454
Patent application costs and other
   assets, net of accumulated
   amortization of $755 and $588 at
   September 30, 1997 and December 31,
   1996, respectively                                         905         972
                                                        ------------------------

                                                         $ 60,835      45,389
                                                        ========================

                                                                   (Continued)
See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARY

          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                         1997          1996
                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                (unaudited)

Current liabilities:
   Notes payable                                         $    741         352
   Current installments of long-term debt                   2,258       1,780
   Current installments of obligations
     under capital leases                                     864         819
   Accounts payable                                           717         614
   Accrued overhaul and parts replacement costs             1,726       1,582
   Deferred revenue                                           888         629
   Deferred income taxes                                      315          --
   Other accrued liabilities                                1,360         831
                                                        ------------------------

          Total current liabilities                         8,869       6,607
                                                        ------------------------

Long-term debt, less current installments                  21,953      10,642
Obligations under capital leases, less
  current installments                                      2,755       3,732
Accrued overhaul and parts replacement costs                5,060       4,157
Deferred income taxes                                         944          --
Other liabilities                                             738         823
                                                        ------------------------

          Total liabilities                                40,319      25,961
                                                        ------------------------

Stockholders' equity:
   Preferred stock, $1 par value.  Authorized
     5,000,000 shares, none issued                             --          --
   Common stock, $.06 par value.  Authorized
     16,000,000 shares; issued 8,155,442 and
     8,135,836 shares at September 30, 1997 and
     December 31, 1996, respectively                          488         487
   Additional paid-in capital                              49,742      49,696
   Accumulated deficit                                    (29,714)    (30,755)
                                                        ------------------------

          Total stockholders' equity                       20,516      19,428
                                                        ------------------------

                                                         $ 60,835      45,389
                                                        ========================

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                      ------------------------------------------
                                           1997      1996       1997      1996
                                      ------------------------------------------

Revenue:
   Flight revenue                     $    9,809     6,816     23,507    19,829
   Sales of medical interiors and            834       785      2,370     2,425
     products
   Parts sales                                69        25        140        48
   Maintenance sales                         165        49        239       165
   International franchise revenue           112        --        326       150
                                      ------------------------------------------
                                          10,989     7,675     26,582    22,617
                                      ------------------------------------------
Operating expenses:
   Flight centers                          2,742     2,025      6,596     5,965
   Aircraft operations                     2,897     2,071      7,524     6,363
   Aircraft rental                           285       366      1,053     1,128
   Medical interiors and products            833     1,199      2,505     3,116
     sold
   Cost of parts sales                        45        12         83        18
   Cost of maintenance sales                 113         2        162        82
   Depreciation and amortization             995       714      2,662     2,131
   Bad debt expense                          688        --        688        --
   Loss on disposition of assets, net         40        --         41        18
   General and administrative              1,224       904      3,237     2,894
                                      ------------------------------------------
                                           9,862     7,293     24,551    21,715
                                      ------------------------------------------

            Operating income               1,127       382      2,031       902

Other income (expense):
   Interest expense                         (556)     (320)    (1,182)     (982)
   Interest and dividend income               48        94        222       282
   Other, net                                (36)        2        (30)        3
                                      ------------------------------------------

            Net income                $      583       158      1,041       205
                                      ==========================================

Income per common share               $      .07       .02        .13       .03
                                      ==========================================

Weighted average number of common
shares outstanding                     8,119,735 8,110,730  8,113,587 8,096,094
                                      ==========================================



See accompanying notes to consolidated financial statements.

                       AIR METHODS CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                               1997         1996
                                                         -------------------------------
                                                            (unaudited)  (unaudited)

Cash flow from operating activities:
   Net income                                                $ 1,041          205
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization expense                      2,662        2,131
    Bad debt expense                                             688           --
    Vesting of common stock and options issued for
      services and in connection with employee stock
      compensation agreements, net of forfeitures                 --           25
    Loss on retirement and sale of equipment                      41           18
    Changes in assets and liabilities:
      Decrease in prepaid and other current assets               111           27
      Decrease (increase) in receivables                        (825)         310
      Increase in parts inventories                             (133)        (166)
      Increase in work-in-process on medical
         interiors and costs in excess of billings              (207)        (383)
      Net increase in accounts payable, deferred income
         taxes, and other accrued liabilities                      2           50
      Net increase (decrease) in deferred revenue and
          other liabilities                                      175         (466)
      Increase (decrease) in accrued overhaul and parts
          replacement costs                                     (642)         472
                                                           --------------------------
          Net cash flow provided by operating activities       2,913        2,223
                                                           --------------------------
Cash flows from investing activities:
   Acquisition of net assets of Mercy Air Service, Inc.
    and Helicopter Services, Inc.:
    Receivables                                               (3,154)          --
    Equipment and leasehold improvements                     (12,090)          --
    Debt assumed                                              10,853           --
    Accrued liabilities assumed                                1,477           --
    Excess of cost over fair value of net assets acquired       (125)          --
    Other, net                                                  (125)          --
   Acquisition of equipment and leasehold improvements        (1,395)      (3,400)
   Proceeds from retirement and sale of equipment                 48            1
   Net decrease in notes receivable, patent development
      costs and other assets                                   1,937          131
                                                           --------------------------
          Net cash used by investing activities               (2,574)      (3,268)
                                                           --------------------------
Cash flows from financing activities:
   Issuance of common stock and warrants for cash                 47           46
   Net payments under short-term notes payable                  (311)        (119)
   Proceeds from issuance of debt                              2,877        3,540
   Payments of long-term debt                                 (1,241)      (1,232)
   Payments of capital lease obligations                        (932)        (569)
                                                           --------------------------
          Net cash provided by financing activities              440        1,666
                                                           --------------------------

Increase in cash and cash equivalents                            779          621

Cash and cash equivalents at beginning of period               2,058        2,699
                                                           --------------------------


Cash and cash equivalents at end of period                   $ 2,837        3,320
                                                           ==========================

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

(3)   STOCKHOLDERS' EQUITY

      Changes in the stockholders' equity for the nine months ended September 30, 1997, consisted of the following (amounts in thousands except share amounts):

                                             Nine Months Ended
                                             September 30, 1997
                                            ---------------------

                                              Shares    Amount
                                            ---------------------

             Balance at January 1, 1997     8,135,836   $19,428

             Issuance of common shares for
             options exercised and
             services rendered                 19,606        47

             Net income                           --      1,041
                                            ---------------------

             Balance at September 30, 1997  8,155,442   $20,516
                                            =====================

(4)   ACQUISITION

      On July 31, 1997, the Company acquired all of the common stock of Mercy Air Service, Inc., a California corporation, and substantially all of the net assets of Helicopter Services, Inc., a California corporation (together "Mercy"), for $5.9 million after certain purchase price adjustments. The purchase price was negotiated between the Company and the sellers and is subject to working capital post-closing audit adjustments which are scheduled to be finalized in December 1997. Approximately $4.6 million was paid in cash at closing, with the remaining balance financed by the sellers over five years at 9% interest. Most of the funding for the cash payment was provided by the refinancing of six of Mercy's helicopters with Finova Capital Corporation ("Finova"). The note from Finova provides for monthly principal and interest payments at 9.52% interest with a 28% balloon at the end of ten years. Mercy has operated as an independent provider of air medical transportation services throughout southern California since 1988. Operations include medical care, aircraft operation and maintenance, communications and dispatch, and medical billing and collections.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The acquisition has been accounted for using the purchase method of accounting and the results of Mercy's operations have been included with those of the Company since July 30, 1997. The pro forma revenue, net income, and income per common share for the nine months ended September 30, 1997 and 1996, assuming the acquisition occurred at the beginning of the periods presented, are as follows (amounts in thousands except per share amounts):

                                               Nine Months Ended
                                                  September 30
                                            -------------------------
                                                1997        1996
                                            -------------------------

             Revenue                          $35,590       34,385
                                            =========================

             Net income                         1,737          805
                                            =========================

             Income per common share         $    .21          .10
                                            =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS

         The Company reported net income of $583,000 and $1,041,000 for the three and nine months ended September 30, 1997, respectively, compared to $158,000 and $205,000 for the three and nine months ended September 30, 1996, respectively. The improvement in operating results is primarily attributable to the acquisition of Mercy on July 30, 1997.

         Flight revenue increased $2,993,000, or 43.9%, and $3,678,000, or 18.5%, for the three and nine months ended September 30, 1997, respectively, compared to 1996. The increases are primarily due to flight revenue of $2.7 million generated by Mercy during August and September 1997. Revenue from the Company's other flight operations increased 5.0% for the nine months ended September 30, 1997, reflecting increases in the majority of the Company's hospital contracts based on changes in the Consumer Price Index and a 5.2% increase in revenue flight hours compared to 1996.

         Sales of medical interiors and products increased $49,000, or 6.2%, for the third quarter of 1997 compared to 1996, but decreased $55,000, or 2.3%, over the nine-month period ended September 30, 1997. In the third quarter of 1997 the Company recognized revenue of $344,000 from the manufacture of wiring harnesses for the U.S. Air Force HH-60G helicopter and $116,000 from the installation of a Bell 407 interior. Third quarter revenue also included $167,000 from the design and manufacture of four multi-mission medical interior systems for the U.S. Army UH-60Q helicopter, for a total of $1.4 million in revenue from this project in the nine months ended September 30, 1997. The revenue recorded in the comparable nine-month period in 1996 consisted primarily of $1,036,000 from the design of a medical interior for a Lockheed L-1011 aircraft, $391,000 from the design and installation of medical interiors for two MD900 Explorer helicopters, and $786,000 from the manufacture of an interior for a Bell 412 helicopter. The cost of medical interiors decreased 30.5% and 19.6% for the three and nine months ended September 30, 1997, respectively, compared to the previous year. The decrease over the nine-month period reflects the decrease in developmental costs incurred on the UH-60Q helicopter system compared to the developmental costs incurred on the modular medical interior in 1996. Most of the developmental costs on UH-60Q were incurred in 1996 and the first quarter of 1997. Cost of medical interiors in the nine months ended September 30, 1997, also included the reduction of previously established warranty reserves based on the Company's historical warranty claims experience.

         The increases in parts and maintenance sales in the three and nine months ended September 30, 1997, as compared with 1996, are due to the acquisition of Mercy in July 1997. Mercy provides helicopter maintenance services and parts to customers in Southern California. Cost of parts and maintenance sales also increased correspondingly in 1997.

         The Company recognized revenue of $112,000 and $326,000 from its Brazilian franchise during the three and nine months ended September 30, 1997, respectively, compared to $150,000 in the nine months ended September 30, 1996. Revenue recognized in 1997 represents royalties earned on franchise operations while revenue in 1996 was the second minimum installment of the 10-year franchise agreement. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil in exchange for a minimum acquisition price plus annual royalties based on gross revenues. The franchise commenced air medical operations in January 1996.

          Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 35.4% and 10.6% for the three and nine months ended September 30, 1997, respectively, compared to 1996. The acquisition of Mercy caused an increase of $570,000 in the third quarter. Without the effect of the Mercy transaction, flight center costs remained relatively unchanged in the nine months ended September 30, 1997, compared to 1996, but increased 7.1% in the third quarter as a result of increases in pilot and mechanic salaries for merit pay raises.

          Aircraft operating expenses increased by 39.9% and 18.2% for the three and nine months ended September 30, 1997, respectively, in comparison to the three and nine months ended September 30, 1996. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 11 helicopters to its fleet since September 30, 1997, including 7 acquired in the Mercy transaction. Absent the impact of the Mercy transaction, aircraft operating expenses increased 19.2% and 11.5% for the three and nine months, respectively. Higher repair and maintenance costs for the fleet in 1997 were driven in part by a 4.6% increase in total flight hours over the nine-month period.

          Aircraft rental expense decreased 22.1% and 6.6% for the three and nine months ended September 30, 1997, respectively, as compared to 1996. The decreases reflect the elimination of rental expense for a helicopter previously leased from Mercy.

          Depreciation and amortization expense increased 39.4% and 24.9% for the three and nine months ended September 30, 1997, respectively. The addition of Mercy's fixed assets increased depreciation by $125,000 in the third quarter. The remaining increases are primarily the result of adding one Bell 222 helicopter, two Bell 407 helicopters, and one new medical interior to the fleet since September 30, 1996. The Company has also increased its rotable and office equipment inventories by $888,000 since September 30, 1996.

          Bad debt expense is estimated during the period the related services are rendered based on historical experience for Mercy's operations. The provision is adjusted as required in subsequent periods. Bad debt expense increased in 1997 compared to an immaterial amount in 1996 because Mercy bills patients and their insurers directly for services rendered rather than billing hospital customers.

          The increases in general and administrative expenses for the three and nine months ended September 30, 1997, compared to the corresponding periods in 1996 reflect the impact of the acquisition of Mercy. Without the acquisition, general and administrative expenses would have increased 5.2% and 2.4% for the three and nine-month periods, respectively. Synergies in administrative costs from the consolidation of the Company's operations with Mercy are not expected to be realized until 1998.


          FINANCIAL CONDITION

          Cash and cash equivalents increased $779,000 from $2,058,000 at December 31, 1996, to $2,837,000 as of September 30, 1997; net working capital also improved from $502,000 to $2,502,000 over the same period. The increase in cash and cash equivalents in the nine months ended September 30, 1997, is primarily due to positive cash flow generated by the Company's operations. Mercy's operations during the third quarter of 1997 generated net cash flow of approximately $350,000. An increase in deferred revenue on hospital contracts also contributed to the improvement in cash flow from operations.

          The Company has renewed all three of its hospital-based contracts expiring in 1997 for terms ranging from one to five years and has renewed two contracts due to expire in 1998 for five-year terms. In June 1997 the Company signed a ten-year operating agreement with a new hospital customer, increasing the number of its programs to 20 across the United States;

          operations under the new contract are expected to begin in the fourth quarter. Continued steady growth is also expected in revenue from the Brazilian franchise operations in the last quarter of 1997.

          During the fourth quarter of 1997 the Company expects to complete the production of the two UH-60Q medical interior units and a significant percentage of the HH-60G wiring harnesses currently in process, as well as the installation of a Bell 407 medical interior for one of the Company's hospital customers. The authorization to produce four additional UH-60Q units is not expected until the first quarter of 1998. In October 1997 the Company received an order to manufacture and install a multi-functional floor in an MD900 helicopter during the fourth quarter for a nonmedical customer.

          There can be no assurance that the Company will generate new profitable contracts for the Products Division or that expected growth from the Mercy transaction will be realized. However, based on the acquisition of Mercy and its performance in the third quarter as well as the other events described above, the Company anticipates sufficient cash flow to meet its operational needs throughout the remainder of 1997. The Company also has an unused $2 million line of credit to supplement other working capital sources, if necessary.

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

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                27.1  Financial Data Schedule

          (b)   Reports on Form 8-K

                (1) Current Report on Form 8-K, dated July 31, 1997, regarding the Company's acquisition of Mercy Air Service, Inc.

                (2) Current Report on Form 8-K/A-1, dated July 31, 1997,
                    including historical and pro forma financial statements in connection with the Company's acquisition of Mercy Air Service, Inc.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AIR METHODS CORPORATION



Date:  November 14, 1997            By   AARON D. TODD
                                      -----------------------------------------
                                       On behalf of the Company, and as
                                       Principal Financial and Accounting
                                       Officer