Form 10-K
period 1997-12-31
AIR METHODS CORP
filed 1998-03-31
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         DECEMBER 31, 1997
                          -----------------------------------------------------
                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------
                                    COMMISSION FILE NUMBER 0-16079
                                                           -------

                             AIR METHODS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          84-0915893
--------------------------------------------------    -------------------------
 (State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                        identification no.)

   7301 SOUTH PEORIA, ENGLEWOOD, COLORADO                    80112
--------------------------------------------------    -------------------------
(Address of principal executive offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (303) 792-7400
                                                   ----------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

           COMMON STOCK, $.06 PAR VALUE PER SHARE (THE "COMMON STOCK")
-------------------------------------------------------------------------------
                                (Title of Class)

                               NASDAQ STOCK MARKET
-------------------------------------------------------------------------------
                   (Name of each exchange on which registered)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   No
                                             ---    ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 13, 1998 was approximately $24,823,000./(1)/ The number outstanding shares of Common Stock as of March 13, 1998 was 8,163,489.
                      DOCUMENTS INCORPORATED BY REFERENCE:
      The Company's proxy statement for its Annual Meeting of Stockholders to be held June 11, 1998, is hereby incorporated by reference into Part III of this Report.

--------------------

/(1)/ Excludes 1,315,821 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 13, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                          PAGE

                                     PART I

ITEM 1.       BUSINESS.......................................................1
              General........................................................1
              Competition....................................................3
              Marketing Strategy.............................................3
              Contracts in Process...........................................3
              Employees......................................................4
              Government Regulation..........................................4

ITEM 2.       PROPERTIES.....................................................4
              Facilities.....................................................4
              Equipment and Parts............................................4

ITEM 3.       LEGAL PROCEEDINGS..............................................6

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............6


                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................7

ITEM 6.       SELECTED FINANCIAL DATA........................................8

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................9
              Results of Operations..........................................9
              Liquidity and Capital Resources...............................12
              Outlook for 1998..............................................13
              Year 2000 Issues..............................................13
              New Accounting Standards......................................14

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................14

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................14

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............15

ITEM 11.      EXECUTIVE COMPENSATION........................................15

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT....................................................15

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................15


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K......IV-1

SIGNATURES    ............................................................IV-4

                                  PART I

ITEM 1.  BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"), was originally incorporated in Colorado in 1982 and now serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. As of December 31, 1997, the Company's Flight Services Division provided aeromedical transportation services to hospitals located in 15 states under 20 operating agreements with terms ranging from one to ten years and had transported approximately 128,000 patients. Mercy Air Service, Inc. ("Mercy"), the Company's wholly owned subsidiary, is an independent provider of air medical transportation services in southern California. In addition the Company's Products Division designs, manufactures, and installs medical aircraft interiors and other aerospace products.

The Company's Flight Services Division provides its hospital clients with dedicated helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration (FAA) to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. In general, the Company's hospital customers qualify as regional care centers because of location and scope of service. The Flight Services Division conducts its operations using predominantly Instrument Flight Rules ("IFR")-certified aircraft and IFR-rated pilots. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the Company's responsibility. The hospital clients are responsible for providing the medical personnel and all medical care. In addition, the hospitals generally are responsible for all fuel costs. Operating agreements with the hospitals typically provide that the Company receives approximately 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. The fees are generally subject to annual increases based on changes in the consumer price index and in the Company's hull and liability insurance premiums. Because the majority of the Company's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact the Company's monthly revenue in total.

Internationally, the Company relies on developing business relationships with strategic players in the medical industry within other countries to expand its aeromedical transportation business. The Company's first international franchise was established in 1995 in Brazil with Unimed Air S/A ("Unimed Air"), a member of Brazil's largest healthcare cooperative, and commenced air medical operations in January 1996. The Company has assisted the franchise with aircraft selection and acquisition, medical interior and avionics installations, communications center consultation, and pilot and medical personnel training. The franchise agreement currently in effect provides for an initial acquisition price payable over 10 years plus annual royalties based upon a percentage of the venture's gross annual revenues. Revenue for the franchise is based on the number of subscribers to the service rather than on the volume of medical missions flown by the cooperative. Agreements to provide other services such as the manufacture and installation of medical interiors or the procurement of aircraft on behalf of the franchise are each negotiated and priced independently of the franchise agreement. During 1997 the number of subscribers to the service remained consistent with the levels reached in 1996.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is designated a Customer Service Facility for Bell Helicopter, Inc. and an FAA-Certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates some of its domestic Flight Services Division contracts as well as its international franchise under the service mark AIR LIFE(R) and has successfully defended the service mark against infringement actions in Colorado and California. The service mark is identified in the aeromedical transportation industry with the Company's high quality of customer support and standard of service.

In July 1997 the Company acquired all of the common stock of Mercy Air Service, Inc., a California corporation, and substantially all of the net assets of Helicopter Services, Inc., a California corporation (together "Mercy"), for $6,007,000. Of the purchase price, $4,609,000 was paid in cash at closing with the remaining balance financed by the selling shareholders over five years. Most of the funding for the cash payment was provided by the refinancing of six of Mercy's helicopters.

Mercy has operated as an independent provider of aeromedical transportation services throughout southern California since 1988. As an independent provider, operations include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. Mercy operates seven helicopters under Visual Flight Rules in southern California and is a leading provider of aeromedical transportation services in Orange, Riverside, San Diego, Kern, San Bernardino, and Los Angeles counties. Although Mercy does not contract directly with specific hospitals, it has long-standing relationships with several of the leading healthcare institutions in the area. Revenue from Mercy's flight operations consists of flight fees billed directly to the recipients of the services, their insurers, or governmental agencies. Generally the number of flights is higher during the summer months than during the remainder of the year, causing revenue generated from Mercy's operations to fluctuate accordingly.

The Company's Product Division manufactures three main product lines: modular, multi-functional medical interiors; multi-mission interiors; and medical suites for fixed wing aircraft. The key features of the multi-functional and multi-mission interiors are the flexibility of the configuration, which can be easily converted for other transport needs, and the simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the Company to perform systems integration for other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include equipment fabrication, composites, machine and welding shops, upholstery, and avionics engineering licensed and approved by the FAA. To optimize the efficiency of the design phase, the engineering department uses computer-aided design work stations and finite element analysis software. The Company also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals ("PMA's").

The Products Division markets its services and products both domestically and internationally to a variety of customers through an extensive network of marketing representatives. Historically, each interior or other project has been custom designed in accordance with specific customer contract requirements; however, with the development of the modular, multi-functional interior, components can now be marketed individually for a variety of airframes. The Company maintains patents covering certain products and has patents pending for the multi-functional floor, articulating patient loading system, and aft equipment frame, all of which were developed as part of the modular interior. The raw materials and components used in the manufacture of the interiors and other products are generally widely available from several different vendors.

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

MARKETING STRATEGY

The Company believes that demand for comprehensive medical transportation will continue to increase with the closing and consolidation of hospitals. Growth in the Company's traditional business as an aeromedical transportation operator will be pursued through responses to selected Requests for Proposal (RFP's) received from healthcare centers; through growing independent programs based on the Mercy model of operations; through business combinations such as joint ventures, mergers and acquisitions; and through the development of additional international programs. RFP's will be evaluated based upon the program's expected contribution to the Company's profitability objectives as well as on the potential increase in market share. The Company believes that consolidation within the aeromedical transportation industry is necessary to realize economies of scale and to spread the costs and risks of operation over a larger customer base. Cost pressures and other changes within the healthcare industry recently have led to the development of additional innovative approaches to aeromedical transportation, including the turn key or independent provider (IP) model. With the acquisition of Mercy in 1997, the Company has added IP capabilities to the core competencies that it can offer current and potential customers. The Company is pursuing geographical expansion of Mercy's IP operations, initially to other contiguous regions.

The Company also intends to aggressively market its three aircraft interior product lines through its domestic and foreign marketing representatives to original equipment manufacturers as well as to aeromedical operators. The government aeromedical industry continues to be a market of primary importance, both domestically and internationally. Drawing on the background of developing the UH-60Q medical evacuation helicopter multi-mission interior, the Products Division has positioned itself to obtain the anticipated UH-60Q production contract and to leverage the technology on a global basis. The Company believes that demand for medical aircraft interiors will focus on products which are easy to install, maintain, and operate and which can be rapidly converted to other uses.

CONTRACTS IN PROCESS

As of December 31, 1997, the Company was completing the production of electrical system components for the U.S. Air Force HH-60G helicopter and the manufacture of multi-functional interior systems for the MD900 Explorer helicopter for a British company. These projects are scheduled for delivery in the first quarter of 1998, and remaining revenue is estimated at $430,000. In the first quarter of 1998 the Company received a follow-on contract for the manufacture of additional electrical system components for the U.S. Air Force HH-60G helicopter. In addition, the Company signed agreements in the first quarter of 1998 to complete the design and integration for various avionics and communications systems in a special-use police helicopter and to manufacture and install a medical interior in a Bell 407 helicopter for one of the Company's hospital customers. As of December 31, 1996, the portion of medical interiors and other products in process to be completed was $570,000.

EMPLOYEES

As of December 31, 1997, the Company retained 329 full time and 44 part time employees, comprised of 135 pilots; 116 aviation machinists, A&P engineers and other manufacturing/maintenance positions; 48 flight nurses and paramedics; and 48 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and Pediatric Advanced Life Support certifications.

The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company provides salary and benefits packages competitive with those offered by other providers of aviation services based on the individual qualifications of employees.

GOVERNMENT REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA; in addition, the medical interiors and other aerospace products developed by the Company are subject to FAA certification. The Company holds a Part 135 Air Carrier Certificate and Part 145 Repair Station (Maintenance and Avionics) Certificates from the FAA. Mercy also holds its own Part 135 Air Carrier Certificate and Part 145 Repair Station Certificate from the FAA.

The Company cannot predict the impact of new or changed laws or regulations on the demand for aeromedical services in the future or the costs of complying with such laws and regulations.


ITEM 2.    PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 60,000 square feet of office and hangar space, in metropolitan Denver, Colorado at the Centennial Airport. In the first quarter of 1998, the Company's lease was extended to March 2003. The approximate annual rent under the terms of the extension is $438,000.

Mercy's headquarters consist of approximately 6,700 square feet of office space in Fontana, California and 19,000 square feet of office and hangar space in Rialto, California. The facilities in Fontana are leased for an approximate annual cost of $33,000 through August 1999; the Company owns the facilities at Rialto and pays minimal rent for the land at the airport where they are located. The Company expects to move all Mercy administrative operations to the Rialto facility in 1999. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT AND PARTS

As of December 31, 1997, the Company managed and operated a fleet of 40 aircraft, consisting of 36 helicopters and 4 airplanes. Of these aircraft, the Company owns 25 helicopters and 1 airplane and leases 7 helicopters and 1 airplane. The Company operates 4 helicopters and 2 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. One helicopter owned by the Company has not yet been placed in service pending completion of the medical interior and avionics installations. The composition of the Company's owned and leased helicopter and airplane fleets as of December 31, 1997, is as follows:

                           COMPANY OWNED AIRCRAFT/(1)/

                          (DOLLAR AMOUNTS IN THOUSANDS)
                                                       Net Book
             TYPE             NUMBER        COST         VALUE

Helicopters:

         Bell 206 L-1             1     $     663    $     446
         Bell 206 L-3             4         3,533        2,601
         Bell 222A                1         1,883        1,164
         Bell 222B                1         1,685        1,636
         Bell 222UT              12        21,321       17,645
         Bell 407                 1         2,070        1,998
         Bell 412                 4        10,877        8,901
         BK 117                   1         5,882        4,133
                                ---       -------      -------
                                 25        47,914       38,524
Airplanes:

         Cessna 421B              1           251          135
                                ---       -------      -------

TOTALS                           26      $ 48,165     $ 38,659
                                ===       =======      =======


                             COMPANY LEASED AIRCRAFT

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                       Remaining       Total Rents    Remaining
             TYPE         NUMBER    TERM IN YEARS   OVER LEASE LIFE    PAYMENTS

Helicopters:

         Bell 206 L-3        1            1            $  1,659       $    48
         Bell 222B           1            2               1,020           238
         Bell 222UT          1            2               1,302           282
         Bell 407            2           11               3,514         3,403
         Bell 412            1            5               6,008         2,378
         Sikorsky S-76       1            1               2,100           123
                            --                           ------        ------
                             7                           15,603         6,472
Airplanes:

         Learjet 25          1            1               1,044            85
                            --                           ------        ------


TOTALS                       8                         $ 16,647       $ 6,557
                            ==                           ======         =====

---------------------

/(1)/  Includes aircraft acquired under capital leases.

The Company generally pays all insurance, taxes, and maintenance expense for each aircraft in its fleet. Because helicopters are insured at replacement cost which usually exceeds book value, the Company believes that helicopter accidents covered by hull and liability insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best meet the specific needs of its contracts.

In the first quarter of 1998 one of the Company's Bell 222UT helicopters was totally destroyed in a crash. The insured value of the helicopter exceeded the book value, resulting in a gain on disposition. The Company believes that its insurance provisions are adequate to cover costs or obligations incurred or to be incurred as a direct result of this incident.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

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


                          YEAR ENDED DECEMBER 31, 1997


          COMMON STOCK                                HIGH         LOW
          ------------------------------------------------------------

          First Quarter...........................  $ 3          $ 2 1/8
          Second Quarter..........................    3            2
          Third Quarter...........................    4 7/16       2 3/8
          Fourth Quarter..........................    4 1/2        2 3/4


                          YEAR ENDED DECEMBER 31, 1996


          COMMON STOCK                                HIGH         LOW
          ------------------------------------------------------------

          First Quarter...........................  $ 4 1/16     $ 3
          Second Quarter..........................    4 5/8        3
          Third Quarter...........................    4 3/4        2 7/8
          Fourth Quarter..........................    3 1/4        1 15/16


As of March 13, 1998 there were approximately 392 holders of record of the Company's common stock. The Company estimates that it has approximately 3,700 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Neither the declaration nor the payment of future cash dividends is restricted by the Company's credit or financing arrangements.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present selected financial information of the Company and subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue for the year ended 1997 increased in part as a result of the Company's acquisition of Mercy. See "Business -- General" at Item 1 and "Management's Discussion and Analysis" at Item 7 of this report.


                     SELECTED FINANCIAL DATA OF THE COMPANY
            (Amounts in thousands except share and per share amounts)


                                                                                    Six Months
                                                                                      Ended
                                                   YEAR ENDED DECEMBER 31,          December 31,    YEAR ENDED JUNE 30,
                                              1997         1996         1995          1994          1994         1993
                                         ------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                    $ 38,977       30,257       30,122        13,871        27,898       25,340
Operating expenses:
  Operating                                  31,017       25,052       24,248        12,678        25,314       20,319
  General and administrative                  4,645        3,845        3,873         2,176         5,761        4,479
  Restructuring and other
    non-recurring                                 -            -            -             -         3,010            -
Other income (expense), net                  (1,619)      (1,052)      (1,042)         (872)         (888)        (976)
Extraordinary gain (loss)                         -            -            -             -          (182)         173
                                         ------------------------------------------------------------------------------

Net income (loss)                          $  1,696          308          959        (1,855)       (7,257)        (261)
                                         ==============================================================================

Basic and diluted income (loss) per
 common share                              $    .21          .04          .12          (.23)        (1.03)        (.08)
                                         ------------------------------------------------------------------------------

Weighted average number of shares
 of Common Stock outstanding - basic      8,121,395    8,100,545    8,071,010     8,023,225     7,056,445    3,453,111
                                         ------------------------------------------------------------------------------

Weighted average number of shares
 of Common Stock outstanding - diluted    8,188,547    8,259,154    8,186,804     8,023,225     7,056,445    3,453,111
                                         ==============================================================================



                                                                     As of
                                      As of December 31,            June 30,
                           --------------------------------------
                              1997      1996      1995     1994       1994
                           -------------------------------------------------
BALANCE SHEET DATA:
Total assets               $ 59,869    45,389    42,586    48,134    51,900
Long-term liabilities        29,013    19,354    16,329    18,375    18,688
Stockholders' equity         21,213    19,428    19,062    18,031    19,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included at Item 8 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the expansion of Mercy's operations, continued royalty revenue from Unimed Air, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations and the heading "Outlook for 1998" thereunder, and in other sections of this report, as well as in the Company's Quarterly Reports on Form 10-Q.

RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to 1996

The Company reported net income of $1,696,000 for the year ended December 31, 1997, compared to $308,000 for the year ended December 31, 1996. The increase in net income is primarily attributable to the acquisition of Mercy on July 30, 1997, and to improved operating results for the Company's Products Division.

Flight revenue increased $7,452,000 or 28.1% from $26,517,000 for the year ended December 31, 1996, to $33,969,000 for the year ended December 31, 1997. The increase is primarily due to flight revenue of $6.4 million generated by Mercy from the acquisition date through December 31, 1997. Revenue from the Company's other flight operations increased 4.0% for the year ended December 31, 1997, reflecting rate increases in the majority of the Company's hospital contracts based on changes in the Consumer Price Index and a 4.4% increase in revenue flight hours from 12,600 in 1996 to 13,200 in 1997. Flight revenue is recorded net of contractual allowances under agreements with third-party payors.

Sales of medical interiors and products increased $292,000 or 9.5% from $3,058,000 for the year ended December 31, 1996, to $3,350,000 for the year ended December 31, 1997. In 1997 the Company recognized revenue of $1,489,000 from the design and manufacture of four multi-mission medical interior systems for the U.S. Army UH-60Q helicopter and $884,000 from the manufacture of electrical system components for the U.S. Air Force HH-60G helicopter. Revenue also included $338,000 from the installation of a Bell 407 interior. In 1996 the Company recognized revenue of $1,036,000 from the design of a medical interior for a Lockheed L-1011 aircraft, $812,000 from the sale of a Bell 412 medical interior, and $721,000 from the design of medical interior systems for the U.S. Army UH-60Q helicopter. Cost of medical interiors decreased by 18.5% for the year ended December 31, 1997, as compared to the previous year, reflecting the decrease in developmental costs incurred in 1997. The Company incurred $1.2 million in developmental costs in 1996 on the modular, multi-functional medical interior and on the design of medical interior systems for the UH-60Q helicopter. Cost of medical interiors in 1997 also included the reduction of previously established warranty reserves based on the Company's historical warranty claims experience.

The increases in parts and maintenance sales and services in 1997, as compared with 1996, are due to the acquisition of Mercy in July 1997. Mercy provides helicopter maintenance services and parts to customers primarily in Southern California. Cost of parts and maintenance sales and services also increased correspondingly in 1997.

The Company recognized revenue of $428,000 from its Brazilian franchise during 1997, compared to $262,000 in 1996. Revenue recognized in 1997 represents royalties earned on franchise operations while revenue in 1996 was primarily the second minimum installment of the 10-year franchise agreement. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil, in exchange for an acquisition price of $2,250,000 payable over 10 years plus annual royalties based on gross revenues. The franchise commenced air operations in January 1996 and generated $178,000 in royalties from operations in 1997 in addition to the third installment of the initial acquisition price.

In 1997 the Company recognized net gains totaling $277,000 on the disposition of assets, including $61,000 on the sale of an aircraft to the Company's Brazilian franchisee and $255,000 from the insurance settlement for one of the Company's helicopters destroyed in a crash in December 1997.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 22.3% in 1997 compared to 1996. The acquisition of Mercy caused an increase of $1,480,000 in 1997. Without the effect of the Mercy transaction, flight center costs increased 4.0% in 1997 as a result of increases in pilot and mechanic salaries for merit pay raises. Costs in 1997 also reflected approximately $50,000 to adjust workers compensation expense for the expected impact of the helicopter crash on the Company's workers compensation insurance rates.

Aircraft operating expenses increased 25.6% for the year ended December 31, 1997, compared to 1996. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 11 helicopters to its fleet since December 31, 1996, including 7 acquired in the Mercy transaction. Absent the impact of the Mercy transaction, aircraft operating expenses increased 12.6%, reflecting higher repair and maintenance costs driven in part by a 2.6% increase in total flight hours for 1997. Repair and maintenance costs in 1997 also included the cost of overhauling a Bell 412 combining gearbox, a Bell 206 engine, and a Bell 222 transmission prior to their scheduled overhaul dates. Also in 1997 the Company began upgrading the Lycoming engines in its Bell 222 fleet for changes in power turbine rotors.

Aircraft rental expense decreased by 2.7% for the year ended December 31, 1997, as compared to 1996, reflecting the elimination of rental expense for a helicopter previously leased from Mercy. This decrease was partially offset by the short-term lease of a backup helicopter while one of the Company's aircraft was undergoing a scheduled engine overhaul and by the addition of two leased helicopters in Mercy's fleet.

Depreciation and amortization expense increased by 21.8% for the year ended December 31, 1997. The addition of Mercy's fixed assets increased depreciation by $313,000 in 1997. The remaining increase is primarily the result of adding two Bell 407 helicopters and two new medical interiors to the fleet. The Company also purchased rotable and office equipment totaling $797,000 in 1997 to replace equipment with an original cost of $283,000 which became fully depreciated in 1997 and to meet the demands of growth in operations.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased in 1997 compared to an immaterial amount in 1996 because Mercy bills patients and their insurers directly for services rendered rather than billing hospital customers.

The increase in general and administrative expenses for the year ended December 31, 1997, compared to the corresponding periods in 1996 reflects the impact of the acquisition of Mercy. Without the acquisition, general and administrative expenses would have increased 2.8%. Synergies in administrative costs from the consolidation of the Company's operations with Mercy are not expected to be realized until 1998.

Interest expense increased 41.6% in 1997 compared to 1996 due to the addition of debt related to the acquisition of Mercy in July 1997. New debt includes $10.2 million at 9.52% interest secured by Mercy's fleet.

Interest income decreased 30.5% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease is due in part to the settlement of notes receivable from Mercy to the Company in July 1997 at the acquisition date.

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

Flight center costs decreased 1.7% in 1996 compared to 1995. Health insurance and workers compensation insurance premiums decreased $299,000 due to changes enacted in 1996 encouraging the use of other health plans and higher deductibles and to lower workers compensation claims. This decrease was offset by increases in pilot and mechanic salaries for merit pay raises. Flight center costs generally vary with the number of operating agreements served by the Company; the Company did not add any new bases in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $3,396,000 and working capital of $2,909,000 as of December 31, 1997, as compared to cash and cash equivalents of $2,058,000 and working capital of $502,000 at December 31, 1996. The improvement in the Company's cash and working capital positions in 1997 is primarily due to positive cash flow generated by the Company's operations. Mercy's operations generated net cash flow of approximately $3 million since the acquisition in 1997. An increase in deferred revenue on hospital contracts also contributed to the improvement in cash flow from operations. The increase in costs in excess of billings on uncompleted contracts in 1997 contributed to the improvement in the working capital position. For all of the Company's significant projects in process at December 31, 1997, including the electrical system components for the U.S. Air Force HH-60G helicopter, the Company issued progress billings rather than receiving funding advances.

In October 1996 the Company entered into an agreement with a financial institution establishing a $2 million line of credit with a two-year term and an interest rate of prime plus .25% to supplement cash flow from operations if necessary. The agreement requires the Company to maintain a zero balance on the line for 30 days during each year and to pay an annual commitment fee. The line has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreement; as of December 31, 1997, the Company was in compliance with all covenants and had no borrowings under the line.

In July 1997 the Company entered into an agreement with a financial institution establishing a $700,000 line of credit with a one-year term and an interest rate of prime plus .50% in connection with the Mercy acquisition. This line also has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral and which required the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 1997, the Company was in compliance with all covenants and had drawn $700,000 against the line. The line was paid in full in March 1998.

In July 1997 the Company entered into a $10.2 million note payable with a company with interest at 9.52% to finance the acquisition of Mercy. The Company also originated notes payable to the former shareholders of Mercy for $1.4 million with interest at 9% to finance the transaction.

In June 1997 the Company retired a $386,000 capital lease obligation by refinancing the aircraft with a different lender for $1.3 million. The transaction provided an additional $910,000 in working capital.

As of December 31, 1997, the Company holds unencumbered aircraft with a net book value of $1.5 million which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled with continued favorable results of operations will allow the Company to meet its obligations in the coming year.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt of $1.8 million and $3.1 million are due in 2001 and 2007, respectively.

OUTLOOK FOR 1998

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Operating agreements with four hospital clients are due for renewal in 1998, three of which were successfully renewed in the first quarter. In the first quarter of 1998, the Company decided not to pursue renewal of one of its contracts expiring in 1998 and to redeploy the helicopter assigned to that contract to its Mercy operations. The Company expects 1998 flight activity at current hospital customers to remain consistent with historical levels and expects to begin operations under one new contract in the first quarter of 1998.

As of December 31, 1997, the Company was completing the production of electrical system components for the U.S. Air Force HH-60G helicopter and the manufacture of multi-functional interior systems for the MD900 Explorer helicopter for a British company. In the first quarter of 1998 the Company received a follow-on contract for the manufacture of additional electrical system components for the U.S. Air Force HH-60G helicopter. In addition, the Company signed agreements in the first quarter of 1998 to complete the design and integration for various avionics and communications systems in a special-use police helicopter and to manufacture and install a medical interior in a Bell 407 helicopter for one of the Company's hospital customers. Revenue from all of these projects is expected to total approximately $1.6 million in 1998. The Company expects authorization to produce and deliver seven additional UH-60Q helicopter upgrades which are included in the 1997 and 1998 Department of Defense budgets. Final orders for these units have not yet been received, however, and there is no assurance that the work will be performed or units delivered in 1998 or in future periods. During 1998 the Products Division also expects to complete medical interiors for three Bell 222 helicopters for use by the Flight Services Division's current hospital customers. The Products Division will also continue to actively market its products and core competencies both domestically and internationally.

In 1998 the Company expects its subsidiary Mercy to expand the geographical coverage of its operations to other contiguous regions. In addition, the Company anticipates operating royalties generated by Unimed Air, its Brazilian franchisee, to remain consistent with historical levels of operations in 1998.

There can be no assurance that the Company will continue to renew operating agreements for the Flight Services Division, generate new profitable contracts for the Products Division, or successfully expand its Mercy operations. In addition, there can be no assurance that Unimed Air will continue to generate royalties from operations. However, based on the anticipated level of flight activity for its hospital customers, the backlog of projects for the Products Division, and the expected growth in Mercy's operations, the Company anticipates continued profitable operations in 1998.


YEAR 2000 ISSUES

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue which results from computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in a major system failure or miscalculations. The majority of the Company's software has already been updated for the Year 2000 and updates on the remaining programs are in process as of December 31, 1997. The Company does not expect the changes required for the Year 2000 to have a material effect on its financial position or results of operations. Because most of the software updates completed prior to December 31, 1997, were covered by the Company's existing maintenance contracts, the amounts expensed in 1997 were immaterial.

NEW ACCOUNTING STANDARDS

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company plans to adopt Statement 130 in the first quarter of 1998 and does not expect adoption to have an impact on its financial reporting.

In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company plans to adopt Statement 131 in the first quarter of 1998 by reporting operating segment information on Form 10-Q.

Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), became effective in 1997 and was adopted by the Company. See footnote 7 to the attached consolidated financial statements in Item 8.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1998, for the Annual Meeting of Stockholders to be held June 11, 1998.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1998, for the Annual Meeting of Stockholders to be held June 11, 1998.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1998, for the Annual Meeting of Stockholders to be held June 11, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 1998, for the Annual Meeting of Stockholders to be held June 11, 1998.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a)   Documents filed as part of the report:

            1. Financial Statements included in Item 8 of this report:

               Independent Auditors' Report.
               Consolidated Balance Sheets, December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
                 December 31, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1996, and 1995
               Notes to Consolidated Financial Statements

            2. Financial Statement Schedules included in Item 8 of this report:

               Schedule II - Valuation and Qualifying Accounts

               All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

            3. Exhibits:

             EXHIBIT
             NUMBER   DESCRIPTION OF EXHIBITS

               2.1 Stock Purchase Agreement, dated July 11, 1997, among the Company and shareholders of Mercy Air Service, Inc./11/

               2.2 Asset Purchase Agreement, dated July 11, 1997, by and among the Company, Helicopter Services, Inc., and shareholders of Mercy Air Service, Inc./11/

               3.1    Certificate of Incorporation/1/

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

               4.6 Warrant Agreement, dated April 6, 1993, between the Company and C.C.R.I. Corporation/6/

               4.7 Warrant Agreement dated February 14, 1994, between the Company and C.C.R.I. Corporation/7/

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

               10.1 1995 Air Methods Corporation Employee Stock Option Plan/5/

               10.2 Nonemployee Director Stock Option Plan, as amended/6/

               10.3 Equity Compensation Plan for Nonemployee Directors,  adopted
                    March 12, 1993/4/

               10.4 Form of Option  Agreement  between  the  Company  and Alfred
                    Bjorseth/6/

               10.5 Form of Option  Agreement  between the Company and Marlis E.
                    Smith/6/

               10.6 Warrant  Agreements,  dated  April  29,  1993,  between  the
                    Company and Bart Gutekunst/6/

               10.7 Form of  Consulting  Agreement,  dated  November  30,  1994, between the Company and Roy L. Morgan/9/

               10.8 Employment  Agreement,  dated November 12, 1991, between the
                    Company and Maurice L. Martin, Jr./2/

               10.9 Employment  Agreement,  dated  June  1,  1994,  between  the
                    Company and George Belsey/8/

              10.10 Employment  Agreement,  dated November 30, 1993, between the
                    Company and Michael Prieto/8/

              10.11 Research and Licensing  Agreement,  dated  December 6, 1993, between the Company and Phylomed/8/

              10.12 Equipment Leases,  dated July 25, 1992,  between the Company and Ventana Leasing, Inc. or Praktikerfinans AB/2/

              10.13 Employment   Agreement  dated  July  10,  1995  between  the
                    Company and Aaron D. Todd/10/

              10.14 Secured Loan Agreement, dated July 31, 1997, between Mercy
                    Air Service, Inc. and Finova Capital Corporation/11/

              10.15 Continuing Guaranty and Subordination Agreement, dated
                    July 31, 1997, between the Company and Finova Capital Corporation/11/

               21   Subsidiary of Registrant

               23   Consent of KPMG Peat Marwick, LLP

               27   Financial Data Schedule

      (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.


--------------------

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

/5/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

/6/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

/7/ Filed as an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 33-75744) filed with the Commission on February 25, 1994 and incorporated herein by reference.

/8/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

/9/ Filed as an exhibit to the Company's Annual Report on Form 10-K for the transitional fiscal year ended December 31, 1994 and incorporated herein by reference.

/10/ Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

/11/ Filed as an exhibit to the Company's  Current Report on Form 8-K dated July
     31, 1997, and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIR METHODS CORPORATION


Date:       MARCH 25, 1998           By:  GEORGE W. BELSEY
         --------------------           ---------------------------------------
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


GEORGE W. BELSEY            Chairman of the Board            March 25, 1998
-----------------------     Chief Executive Officer
George W. Belsey

AARON D. TODD               Chief Financial Officer          March 25, 1998
-----------------------     Secretary and Treasurer
Aaron D. Todd               Principal Accounting Officer

JOSEPH E. BERNSTEIN         Director                         March 25, 1998
-----------------------
Joseph E. Bernstein

RALPH J. BERNSTEIN          Director                         March 25, 1998
-----------------------
Ralph J. Bernstein

LIAM F. DALTON              Director                         March 25, 1998
-----------------------
Liam F. Dalton

SAMUEL H. GRAY              Director                         March 25, 1998
-----------------------
Samuel H. Gray

CARL H. MCNAIR, JR.         Director                         March 25, 1998
-----------------------
Carl H. McNair, Jr.

LOWELL D. MILLER, PH.D.     Director                         March 25, 1998
-----------------------
Lowell D. Miller, Ph.D.

ROY L. MORGAN               Director                         March 25, 1998
-----------------------
Roy L. Morgan

DONALD R. SEGNER            Vice-Chairman of the Board       March 25, 1998
-----------------------
Donald R. Segner

MORAD TAHBAZ                Director                         March 25, 1998
-----------------------
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY



                                TABLE OF CONTENTS

-------------------------------------------------------------------------------

Independent Auditors' Report ..................................F-1

CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS,
      December 31, 1997 and 1996 ............................. F-2

      CONSOLIDATED STATEMENTS OF OPERATIONS,
      Years Ended December 31, 1997, 1996 and 1995............ F-4

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
      Years Ended December 31, 1997, 1996 and 1995............ F-5

      CONSOLIDATED STATEMENTS OF CASH FLOWS,
      Years Ended December 31, 1997, 1996 and 1995............ F-6

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
      December 31, 1997 and 1996 ............................. F-8

SCHEDULES

      II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended December 31, 1997, 1996 and 1995........... F-25




All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                        INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION:

We have audited the consolidated financial statements of Air Methods Corporation and subsidiary as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                                           KPMG PEAT MARWICK LLP



Denver, Colorado
February 13, 1998

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                   1997        1996
                                                                                   ----        ----
ASSETS

Current assets:
   Cash and cash equivalents                                                       $3,396       2,058
   Current installments of notes receivable (note 4)                                   58         392
   Receivables:
       Trade (notes 5 and 9)                                                        6,766       1,189
       Less allowance for doubtful accounts                                        (2,528)        (24)
                                                                               ----------   ---------
                                                                                    4,238       1,165

       Insurance proceeds                                                              --         270
       International franchise fee                                                    145          --
       Other                                                                          681         213
                                                                               ----------   ---------
                                                                                    5,064       1,648

   Inventories (note 5)                                                             2,082       1,583
   Work-in-process on medical interior and products contracts                         212         192
   Costs and estimated earnings in excess of billings
       on uncompleted contracts (note 3)                                            1,120         682
   Prepaid expenses and other current assets                                          620         554
                                                                               ----------   ---------

           Total current assets                                                    12,552       7,109
                                                                               ----------   ---------

Equipment and leasehold improvements (note 5 and 6):
   Flight and ground support equipment                                             54,540      42,448
   Furniture and office equipment                                                   2,287       1,494
                                                                               ----------   ---------
                                                                                   56,827      43,942
   Less accumulated depreciation and amortization                                 (13,143)    (10,013)
                                                                               ----------   ---------

       Net equipment and leasehold improvements                                    43,684      33,929

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $601 and $502 at December 31, 1997 and 1996,
   respectively                                                                     1,957       1,925
Notes receivable, less current installments (note 4)                                  673       1,454
Patent application costs and other assets, net of accumulated amortization
   of $717 and $588 at December 31, 1997 and 1996, respectively                     1,003         972
                                                                               ----------   ---------

           Total assets                                                           $59,869      45,389
                                                                               ==========   =========


                                                                                          (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                                    1997        1996
                                                                                    ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable (note 5)                                                            $729          352
   Current installments of long-term debt (note 5)                                  2,655        1,780
   Current installments of obligations under capital leases (note 6)                  659          819
   Accounts payable                                                                 1,050          614
   Income taxes payable                                                               156           --
   Accrued overhaul and parts replacement costs                                     2,008        1,582
   Deferred revenue                                                                   942          629
   Deferred income taxes (note 9)                                                     159           --
   Other accrued liabilities                                                        1,285          831
                                                                                 --------    ---------

           Total current liabilities                                                9,643        6,607

Long-term debt, less current installments (note 5)                                 19,680       10,642
Obligations under capital leases, less current installments (note 6)                2,816        3,732
Accrued overhaul and parts replacement costs                                        4,837        4,157
Deferred income taxes (note 9)                                                        944           --
Other liabilities                                                                     736          823
                                                                                 --------    ---------

           Total liabilities                                                       38,656       25,961
                                                                                 --------    ---------

Stockholders' equity (note 7):
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
       none issued                                                                     --           --
   Common stock, $.06 par value.  Authorized 16,000,000 shares; issued
       8,173,705 and 8,135,836 shares at December 31, 1997 and 1996,
       respectively                                                                   490          488
   Additional paid-in capital                                                      49,783       49,696
   Accumulated deficit                                                            (29,059)     (30,755)
   Treasury stock, 25,606 common shares, at cost                                       (1)          (1)
                                                                                 --------    ---------

           Total stockholders' equity                                              21,213       19,428
                                                                                 --------    ---------

Commitments and contingencies (note 6)

           Total liabilities and stockholders' equity                             $59,869       45,389
                                                                                 ========    =========

See accompanying notes to consolidated financial statements.


AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                     1997             1996            1995
                                                                     ----             ----            ----
Revenue:
   Flight revenue (note 8)                                          $33,969          26,517           26,221
   Sales of medical interiors and products                            3,350           3,058            3,375
   Parts sales                                                          581              66               83
   Maintenance services                                                 372             354              343
   International franchise fees                                         428             262              100
   Gain on disposition of assets, net                                   277              --               --
                                                               ------------    ------------     ------------
                                                                     38,977          30,257           30,122
                                                               ------------    ------------     ------------
Operating expenses:
   Flight centers                                                     9,886           8,086            8,227
   Aircraft operations                                               10,531           8,383            8,503
   Aircraft rental (note 6)                                           1,425           1,465            1,663
   Cost of medical interiors and products sold                        3,082           3,781            2,739
   Cost of parts sales                                                  411              29               49
   Cost of maintenance services                                         352             235              325
   Depreciation and amortization                                      3,722           3,056            2,656
   Bad debt expense                                                   1,608              20               --
   General and administrative                                         4,645           3,825            3,873
   Loss on disposition of assets, net                                    --              17               86
                                                               ------------    ------------     ------------
                                                                     35,662          28,897           28,121
                                                               ------------    ------------     ------------

       Operating income                                               3,315           1,360            2,001

Other income (expense):
   Interest expense                                                  (1,836)         (1,297)          (1,396)
   Interest and dividend income                                         248             357              289
   Other, net                                                           (31)           (112)              65
                                                               ------------    ------------     ------------
       Net income                                                    $1,696             308              959
                                                               ============    ============     ============

       Basic and diluted income per common share (note 7)              $.21             .04              .12
                                                               ============    ============     ============

Weighted average number of common shares outstanding - basic      8,121,395       8,100,545        8,071,010
                                                               ============    ============     ============
Weighted average number of common shares outstanding - diluted    8,188,547       8,259,154        8,186,804
                                                               ============    ============     ============

See accompanying notes to consolidated financial statements.


AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                            COMMON STOCK        TREASURY STOCK   Additional                     Total
                                            ------------        --------------    Paid-in     Accumulated    Stockholders'
                                          SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL      DEFICIT        EQUITY
                                          ------     ------    ------    ------    -------      -------        ------
BALANCES AT JANUARY 1, 1995             8,051,765     $482    25,606        $(1)    49,572       (32,022)       18,031
Issuance of common shares for options
   exercised and services rendered         51,737        4        --         --         72            --            76
Amortization of deferred compensation
   expense                                     --       --        --         --          6            --             6
Retirement of unvested shares and
   options forfeited under the Restricted
   Stock Plan                                  --       --        --         --        (10)           --           (10)
Net income                                     --       --        --         --         --           959           959
                                       ----------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1995           8,103,502      486    25,606         (1)    49,640       (31,063)       19,062

Issuance of common shares for options
   exercised and services rendered         37,834        2        --         --         69            --            71
Retirement of common shares (note 7)       (5,500)      --        --         --        (13)           --           (13)
Net income                                     --       --        --         --         --           308           308
                                       ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996           8,135,836      488    25,606         (1)    49,696       (30,755)       19,428

Issuance of common shares for options
   exercised                               37,869        2        --         --         87            --            89
Net income                                     --       --        --         --         --         1,696         1,696
                                       ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997           8,173,705     $490    25,606        $(1)    49,783       (29,059)       21,213
                                       ====================================================================================


See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                       -----------------------
                                                                                                       1997      1996       1995
                                                                                                   -------------------------------
Cash flows from operating activities:
    Net income                                                                                       $1,696       308          959
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization expense                                                         3,722     3,056        2,656
        Bad debt expense                                                                              1,608        20           --
        Common stock and options issued for services and in connection with employee
             stock compensation agreements, net of forfeitures                                           --        26           72
        Loss (gain) on disposition of assets                                                           (277)       17           86
        Changes in operating assets and liabilities, net of effects of acquisitions:
             Increase in receivables                                                                 (1,870)     (171)        (438)
             Decrease (increase) in inventories                                                        (258)     (320)         260
             Decrease in prepaid expenses and other current assets                                      108        57          900
             Decrease (increase) in work-in-process on medical interior and products
                contracts and costs in excess of billings                                              (451)     (743)          71
             Increase (decrease) in accounts payable and other accrued liabilities                      261      (412)      (1,187)
             Increase (decrease) in accrued overhaul and parts replacement costs                       (152)        3          373
             Increase (decrease) in deferred revenue, billings in excess of costs, and
                other liabilities                                                                       226      (377)         874
                                                                                               ------------------------------------

                 Net cash provided by operating activities                                            4,613     1,464        4,626
                                                                                               ------------------------------------


Cash flows from investing activities:
    Acquisition of net assets of Mercy Air Service, Inc. and Helicopter Services, Inc.               (4,609)       --           --
    Acquisition of equipment and leasehold improvements                                              (2,185)   (5,414)      (1,169)
    Proceeds from disposition and sale of equipment and assets held for sale                          2,561         3        4,430
    Decrease in notes receivable, patent application costs, and other assets, net                     1,116        51          755
                                                                                               ------------------------------------

                 Net cash provided (used) by investing activities                                    (3,117)   (5,360)       4,016
                                                                                               ------------------------------------


                                                                                                                  (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                       -----------------------
                                                                                                       1997      1996       1995
                                                                                                   -------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                               89         45         --
   Payments for retirement of common stock                                                              --        (13)        --
   Net repayments under short-term notes payable                                                      (323)      (341)    (1,585)
   Proceeds from long-term debt                                                                     12,643      9,746        582
   Payments of long-term debt                                                                      (11,491)    (5,430)    (4,915)
   Payments of capital lease obligations                                                            (1,076)      (752)      (721)
                                                                                                ----------------------------------

           Net cash provided (used) by financing activities                                           (158)     3,255     (6,639)
                                                                                                ----------------------------------

           Increase (decrease) in cash and cash equivalents                                          1,338       (641)     2,003

Cash and cash equivalents at beginning of year                                                       2,058      2,699        696
                                                                                                ----------------------------------

Cash and cash equivalents at end of year                                                            $3,396      2,058      2,699
                                                                                                ==================================

Interest paid in cash during the year                                                               $1,756      1,322      1,395
                                                                                                =================================


Non-cash investing and financing activity:

In connection with the acquisition of Mercy, the Company issued notes payable of $1,398,000 to the sellers as partial consideration for the acquisition. (See
Note 2).




See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation, and its subsidiary ("Air Methods" or "the Company") serves as one of the largest providers of aeromedical emergency transport services and systems throughout North and South America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As discussed more fully in note 2, in July 1997 the Company acquired all of the common stock of Mercy Air Service, Inc. and substantially all of the net assets of Helicopter Services, Inc., two affiliated companies. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $2,575,000 and $1,724,000 at December 31, 1997 and 1996, respectively, consist of short-term money market funds.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process on Medical Interior and Products Contracts

     Work-in-process on medical interior and products contracts represents costs of the manufacture and installation of medical equipment and modification of aircraft for third parties. Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting.

     If the total cost to complete a medical interior cannot be reasonably estimated, revenue relating to fixed fee contracts is recognized using the completed contract method of accounting. A contract is considered complete when all costs except insignificant items have been incurred and the installation is operating according to specification.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Equipment and Leasehold Improvements

     Hangar, equipment, and leasehold improvements are recorded at cost. Maintenance and repairs are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:


                 DESCRIPTION                     LIVES          RESIDUAL VALUE
                 -----------                     -----          --------------

     Hangar                                       40 years                10%
     Helicopters, including medical equipment 8 - 25 years           10 - 25%
     Airplanes, including medical equipment   8 - 20 years            0 - 10%
     Ground support equipment and rotables    5 - 10 years            0 - 10%
     Furniture and office equipment           3 - 10 years                  -

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

     The Company also capitalizes incremental direct costs related to the application for multiple Supplemental Type Certificates (STC's). STC's are issued by the Federal Aviation Administration (FAA) and represent the FAA's approval and certification of the airworthiness of an aircraft modification, such as a medical interior. A multiple STC allows the modification to be made to more than one aircraft without additional certification. STC costs are amortized using the straight-line method over the estimated useful economic life of the STC. For the year ended December 31, 1997, the Company capitalized $51,000 in STC costs related to a new medical interior system for the Bell 407 helicopter. For the year ended December 31, 1996, the Company capitalized $213,000 in STC costs related to a new modular, multifunctional medical interior system.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Long-lived Assets

     The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("Statement 121"). Statement 121 requires that long-lived assets and certain identifiable intangible assets, including goodwill, to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has evaluated its long-lived assets in accordance with the provisions of Statement 121 and does not believe any impairments exist which require a charge to the Company's operations.

     Engine and Airframe Overhaul Costs

     The Company uses the accrual method of accounting for major engine and airframe component overhauls and replacements whereby the cost of the next overhaul or replacement is estimated and accrued based on usage of the aircraft component over the period between overhauls or replacements.

     Revenue Recognition and Uncollectible Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the term of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. Revenue and accounts receivable are recorded net of contractual allowances under agreements with third-party payors. International franchise revenue is recognized as royalties and fees are generated by the franchisee's operations. Uncollectible trade receivables are charged to operations using the allowance method.

     Stock-based Compensation

     The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and income per share required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), are included in
     Note 7 to the consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Income Taxes

     The Company accounts for income taxes using the asset and liability method of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("Statement 109"). Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date.

     Income Per Share

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), effective for periods ending after December 15, 1997. Statement 128 changes the computation and presentation requirements for earnings per share for entities with publicly held common stock or potential common stock. Under such requirements the Company is required to present both basic earnings per share and diluted earnings share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The adoption of Statement 128 by the Company as of December 31, 1997, had no effect on previously presented income per share amounts for 1996 and 1995.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Reclassifications

     Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the 1997 presentation.

(2)  ACQUISITION OF SUBSIDIARY

     On July 31, 1997, the Company acquired all of the outstanding common stock of Mercy Air Service, Inc. and substantially all of the net assets of Helicopter Services, Inc. (together "Mercy"), two affiliated companies, for cash and notes payable totaling $6,007,000, net of purchase price adjustments. The allocation of the purchase price was as follows (amounts in thousands):


     Assets purchased:
           Flight equipment                          $11,514
           Receivables                                 3,218
           Office equipment                              576
           Inventories                                   248
           Goodwill                                      132
           Other                                         271
                                               -------------
                                                      15,959
     Debt and other liabilities assumed               (9,952)
                                               -------------
     Purchase price                                   $6,007
                                               =============

     The acquisition has been accounted for using the purchase method of accounting and the results of Mercy's operations have been included with those of the Company since July 31, 1997. The unaudited pro forma revenue, net income, and income per common share for the years ended December 31, 1997 and 1996, assuming the acquisition occurred at the beginning of the periods presented, are as follows (amounts in thousands except per share amounts):


                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                     1997           1996
                                                     ----           ----

     Revenue                                       $47,985         45,847
                                                 ============    ===========

     Net income                                     $2,392          1,073
                                                 ============    ===========

     Basic and diluted income per common share       $0.29           0.13
                                                 ============    ===========

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(2)  ACQUISITION OF SUBSIDIARY, CONTINUED

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on January 1, 1996, nor are they necessarily indicative of the results of future operations.

(3)  COSTS IN EXCESS OF BILLINGS

     As of December 31, 1997, the estimated period to complete contracts in process ranges from three to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):


                                                          1997            1996
                                                          ----            ----

     Costs incurred on uncompleted contracts       $     2,898             933
     Estimated earnings                                    754              15
                                                     ---------      ----------
                                                         3,652             948
     Less billings to date                              (2,532)           (266)
                                                     ---------      ----------
     Costs in excess of billings                   $     1,120             682
                                                     =========      ==========

(4)  NOTES RECEIVABLE

     Notes receivable at December 31, 1997, includes an aircraft lease, accounted for as a sales-type lease. Future minimum payments under all notes receivable are as follows (amounts in thousands):


     Year ending December 31:
           1998                                      $       144
           1999                                              144
           2000                                              144
           2001                                              144
           2002                                              144
           Thereafter                                        422
                                                     -----------
                                                           1,142
     Less amounts representing interest                     (411)
                                                     -----------

     Present value of minimum payments                       731
     Less current installments                               (58)
                                                     -----------

                                                            $673
                                                     ===========

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following at December 31, 1997 and 1996 (amounts in thousands):

                                                                                 1997              1996
                                                                                 ----              ----
      Borrowings under a $700,000 line of credit with interest at prime plus .50% (9.0% at December 31, 1997),
          collateralized by certain receivables                         $         700                --
      Borrowings under a $2 million line of credit. Paid in full
          in 1997                                                                  --               300
      Other                                                                        29                52
                                                                        -------------       -----------
                                                                                 $729               352
                                                                        =============       ============

     The Company's $2 million line of credit agreement expires in October 1998 and requires the Company to maintain a zero balance on the line for 30 days during each year. The Company's $700,000 line of credit agreement expires in July 1998. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Long-term debt consists of the following at December 31, 1997 and 1996 (amounts in thousands):

                                                                                              1997                 1996
                                                                                              ----                 ----

      Note payable to a company with interest at 9.52%, due in monthly installments of principal and interest through July 2007 with all remaining principal due in August 2007, collateralized by flight
         equipment                                                                          $10,239                  --
      Notes payable to companies with interest at 9.12%, due in monthly installments of principal and interest through November 2001 with all remaining principal due in December 2001, collateralized by flight
         equipment                                                                            4,315               4,832
      Notes payable to a company with interest at 8.5%, due in monthly payments of principal and interest through September 2000,
         collateralized by flight equipment                                                   1,297               1,740
      Note payable to a company with interest at 9.25%, due in monthly payments of principal and interest through December 2001,
         collateralized by a hangar                                                             165                 198
      Note payable to a company with interest at 9.18%, due in monthly installments of principal and interest through June 2002, collateralized
         by flight equipment                                                                  1,196                  --
      Notes payable to former shareholders of Mercy with interest at 9%, due in monthly installments of principal and interest through July 2002,
         collateralized by certain receivables                                                1,312                  --
      Notes payable to a lender with interest at 8.47%, due in monthly installments of principal and interest through March 2002,
         collateralized by flight equipment                                                   1,896               2,252
      Note payable to a lender with interest at 9.84%, due in monthly installments of principal and interest through August 2006,
         collateralized by flight equipment                                                   1,016               1,040
      Notes payable to a lender with interest at 9.02%. Paid in full in 1997.                    --               1,047
      Note payable to a lender with interest at 9.02%, due in monthly installments of principal and interest through December 2006,
         collateralized by flight equipment                                                     327                 327
      Note payable to a company with interest at 11%, due in monthly payments of principal and interest through February 2002, collateralized by
         equipment                                                                              400                 472
      Note payable to a company with interest at 10%, due in monthly payments of principal and interest through May 2000, collateralized by flight
         equipment                                                                              172                 231
      Note payable with interest at 6.25%.  Paid in full in 1997.                                --                 255
      Other                                                                                      --                  28
                                                                                         ----------           ---------
                                                                                             22,335              12,422
      Less current installments                                                              (2,655)             (1,780)
                                                                                         ----------           ---------
                                                                                            $19,680              10,642
                                                                                         ==========           =========

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Aggregate maturities of long-term debt are as follows (amounts in thousands):


          Year ending December 31:
             1998                               $       2,655
             1999                                       2,903
             2000                                       2,872
             2001                                       4,501
             2002                                       1,361
             Thereafter                                 8,043
                                                -------------
                                                $      22,335
                                                =============

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 1997, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):


                                                      Capital        Operating
                                                       leases           leases
                                                     ----------     ------------
          Year ending December 31:
             1998                                    $    889            1,897
             1999                                         714              978
             2000                                         553              863
             2001                                         553              857
             2002                                         553              713
             Thereafter                                 1,069            1,717
                                                      -------          -------

          Total minimum lease payments                  4,331         $  7,025
                                                                       =======
          Less amounts representing interest             (856)
                                                      -------
          Present value of minimum capital lease
            payments                                    3,475
          Less current installments                      (659)
                                                      -------
                                                     $  2,816
                                                      =======

     Rent expense relating to operating leases totaled $2,255,000, $1,888,000, and $2,061,000 for the years ended December 31, 1997, 1996 and 1995.

     At December 31, 1997 and 1996, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $6,356,000 and $8,596,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

     (A)   WARRANTS

           In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued at or above market value and are outstanding as of December 31, 1997:

               NUMBER
             OF WARRANTS      EXERCISE PRICE PER SHARE       EXPIRATION DATE
             -----------      ------------------------       ----------------

                4,000                 3.00                   February 2, 1998
              126,592                 4.00                   February 2, 1998
               20,000                 4.13                   March 12, 1998
               75,000                 4.50                   April 6, 1998
               50,000                 3.00                   December 29, 1998
              150,000                 6.88                   February 14, 1999
              150,000                 3.00                   February 21, 1999
              -------
              575,592
              =======

     (B)   STOCK OPTION PLANS

           The Company has a Stock Option Plan and a predecessor plan (together, "the Plan") which provides for the granting of incentive stock options (ISOs) and nonqualified stock options (non-ISOs), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 2,500,000 shares of common stock are reserved for options. The Company also grants non-ISOs outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, become exercisable in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(7)  STOCKHOLDERS' EQUITY, CONTINUED

           The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, because the Company grants its options at or above market value, no compensation cost has been recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):


                                             1997          1996           1995
                                           ------        ------         ------
               Net income (loss):
                  As reported             $1,696           308            959
                  Pro forma                1,236            (8)           921

               Basic and diluted
                income (loss) per share:
                  As reported             $  .21           .04            .12
                  Pro forma                  .15            --            .11

           Pro forma net income or loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income or loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995, is not considered.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 59%, 64%, and 64%; risk-free interest rates of 5.5%, 7.3%, and 5.5%; and expected lives of 3 years, 3 years, and 4 years. The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995, was $1.33, $1.73, and $1.78,
           respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 1997, 1996 and 1995:


                                                                Weighted Average
                                                        SHARES   EXERCISE PRICE
                                                        ------   --------------

               Outstanding at January 1, 1995          1,252,684     $4.07

               Granted                                   574,729      3.43
               Canceled                                  (52,727)     5.79
               Exercised                                  (2,560)     2.99

                                                      -----------
               Outstanding at December 31, 1995        1,772,126      3.81

               Granted                                   516,675      3.49
               Canceled                                 (467,408)     4.37
               Exercised                                 (25,410)     1.77

                                                      -----------
               Outstanding at December 31, 1996        1,795,983      3.88

               Granted                                   626,732      3.01
               Canceled                                 (104,882)     4.97
               Exercised                                 (36,175)     2.27

                                                      -----------
               Outstanding at December 31, 1997        2,281,658      3.71
                                                      ===========

           As of December 31, 1997, exercisable options totaled 1,455,172. Exercise prices of all options granted in the periods above range from $1.75 to $13.13.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                           Weighted-Average
                                               Remaining          Weighted-
             Range of          Number         Contractual           Average        Number     Weighted-Average
          EXERCISE PRICE     OUTSTANDING      LIFE (YEARS)      EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
          --------------     -----------      ------------      --------------   -----------    --------------

          $  1.75 to 3.00      1,135,315          3.2             $ 2.79          549,337         $ 2.57
             3.13 to 5.88      1,004,270          2.2               4.08          763,762           4.25
            6.13 to 13.13        142,073          0.8               8.48          142,073           8.48
                              ----------                                       ----------
                               2,281,658                                        1,455,172
                              ==========                                       ==========



     (C)   NONEMPLOYEE DIRECTOR COMPENSATION PLAN

           In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 1997, the Company had issued 51,014 shares under this plan.

     (D)   STOCK REPURCHASE PLAN

           On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend on market conditions and other factors. As of December 31, 1997, 5,500 shares had been repurchased and retired under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------
(7)  STOCKHOLDERS' EQUITY, CONTINUED

     (E)   INCOME PER SHARE

           The reconciliation of basic income per common share to diluted income per common share is as follows for the years ended December 31 (amounts in thousands except share and per share amounts):

                                                                      1997          1996          1995
                                                                      ----          ----          ----
           Weighted average number of common shares
                 outstanding - basic                                8,121,395     8,100,545    8,071,010
           Common stock options                                        67,152       136,211      107,321
           Common stock warrants                                           --        22,398        8,473
                                                                   -------------------------------------
           Weighted average number of common shares
                 outstanding - diluted                              8,188,547     8,259,154    8,186,804
                                                                   =====================================

           Net income                                              $    1,696           308          959
                                                                   =====================================

           Basic and diluted income per common share               $      .21           .04          .12
                                                                   =====================================


           Common stock options totaling 2,030,352, 1,041,540, and 1,197,302 and common stock warrants of 575,592, 439,530, and 469,530 were not included in the diluted income per share calculation for the years ended December 31, 1997, 1996, and 1995, respectively, because their effect would have been anti-dilutive.

(8)  REVENUE

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements and leases provide for the following revenue for years subsequent to December 31, 1997 (amounts in thousands):

           Year ending December 31:
                  1998                          $ 16,227
                  1999                            14,013
                  2000                            12,175
                  2001                             7,698
                  2002                             4,959
                  Thereafter                       8,082
                                                 -------
                                                $ 63,154
                                                 =======

AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

 (9) INCOME TAXES

     For income tax purposes, the Company has net operating loss carry forwards at December 31, 1997, of approximately $32,407,000 which will expire in varying amounts through the year 2011. Alternative minimum tax (AMT) loss carry forwards available to offset future AMT taxable income approximate net operating loss carry forwards for regular federal income tax purposes.

     In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of a portion of the aforementioned net operating loss carry forwards will be limited annually by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carry forwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (amounts in thousands):

                                                                              1997              1996
                                                                           ----------        ---------
          Deferred tax assets:
               Overhaul and parts replacement cost,
                     principally due to the accrual method                 $    2,779             2,009
               Accrued restructuring expenses and
                     valuation allowances                                          28                36
               Allowance for uncollectible accounts                             1,305                --
               Net operating loss carry forwards                               13,157            11,732
               Other                                                              235               199
                                                                           ----------         ---------
                       Total gross deferred tax assets                         17,504            13,976
                       Less valuation allowance                                (6,716)           (8,685)
                                                                           ----------         ---------
                       Net deferred tax assets                                 10,788             5,291
                                                                           ----------         ---------

          Deferred tax liabilities:
               Equipment and leasehold improvements,
                     principally due to differences in bases
                     and depreciation methods                                 (10,530)           (5,195)
               Receivables, principally due to difference
                     in bases resulting from acquisition of
                     subsidiary                                                (1,103)               --
               Other                                                             (258)              (96)
                                                                           ----------         ---------
                       Total deferred tax liabilities                         (11,891)           (5,291)
                                                                           ----------         ---------
                       Net deferred tax liability                            $ (1,103)               --
                                                                           ==========         =========


AIR METHODS CORPORATION
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------


(9)  INCOME TAXES, CONTINUED

     In the acquisition of Mercy in July 1997, the Company acquired trade receivables of $3.1 million. Mercy, a subchapter S corporation, had elected to be treated as a cash basis taxpayer. Upon acquisition, however, the new subsidiary is required to use the accrual method of accounting for receivables. This change in accounting method for tax purposes results in the recognition of $3.1 million in taxable income over four years which may not be offset by the Company's net operating loss carry forwards. The net deferred tax liability represents the liability related to the taxable income to be recognized in future years.

     Income tax expense calculated at the federal statutory tax rate for the year ended December 31, 1997, was primarily offset by the decrease in the valuation allowance for deferred tax assets. Income tax expense calculated at the federal statutory tax rate was offset entirely in the years ended December 31, 1996 and 1995, by the decrease in the valuation allowance for deferred tax assets.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement plan whereby employees who have completed one year of employment may contribute up to 12% of their annual salaries. The Company will match 50% of the employees' contributions up to 5% of their annual salaries. Company contributions totaled approximately $181,000, $154,000, and $150,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees beginning in 1996. The amount distributed to employees in the years ended December 31, 1997 and 1996, totaled $57,000 and $31,000. The continuation of the profit sharing plan is at the discretion of the Board of Directors.

(11) BUSINESS AND CREDIT CONCENTRATIONS

     A significant percentage of the Company's trade receivables are related to the flight operations of Mercy in Southern California. Mercy receivables are due from medical insurance companies and federal and state government insurance programs, as well as private citizens. The diversity in types of payors may mitigate the potential impact of the geographical concentration of receivables.

                          INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION:

Under date of February 13, 1998, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the Company's Annual Report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                           KPMG PEAT MARWICK LLP



Denver, Colorado
February 13, 1998

AIR METHODS CORPORATION
AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS

-------------------------------------------------------------------------------------------------------------------
                                      Balance at
                                     Beginning of                    Transfers                        Balance at
            Description                 Period    Additions/(a)/     and Other     Deductions/(b)/   End of Period
-------------------------------------------------------------------------------------------------------------------
Allowance for trade receivables
   Year ended December 31, 1997          $24         1,608           2,055(c)<F3>    (1,159)            2,528
   Year ended December 31, 1996           11            20              --               (7)               24
   Year ended December 31, 1995           37            --              --              (26)               11

------------------
Notes:

/(a)/    Amounts charged to expense.
/(b)/    Bad debt write-offs and charges to allowances.
/(c)/    Allowance for Mercy receivables at the acquisition date.


See accompanying Independent Auditors' Report.

                         CONSENT OF INDEPENDENT AUDITORS




BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION:


We consent to incorporation by reference in the registration statements on Form S-8 (Nos. 33-24980, 33-46691, 33-55750, 33-65370 and 33-75742) and Form S-3
(Nos. 33-59690 and 33-75744) of Air Methods Corporation of our report dated February 13, 1998, relating to the consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 Annual Report on Form 10-K of Air Methods Corporation.



                                                        KPMG PEAT MARWICK, LLP


Denver, Colorado
March 27, 1998