Form 10-Q
period 1998-03-31
AIR METHODS CORP
filed 1998-05-12
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             -------------------

                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1998
                               ------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                        Commission file number 0-16079
                                               -------

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

The number of shares of Common Stock, par value $.06, outstanding as of May 1, 1998, was 8,188,489.

                               TABLE OF CONTENTS

                                   Form 10-Q



PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets - March 31, 1998 and
                     December 31, 1997                                        1

                   Consolidated  Statements of  Operations  for
                     the three months ended March 31, 1998 and 1997           3

                   Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1998 and 1997               4

                   Notes to Consolidated Financial Statements                 5

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      6

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                          9

          Item 2.  Changes in Securities                                      9

          Item 3.  Defaults upon Senior Securities                            9

          Item 4.  Submission of Matters to a Vote of Security Holders        9

          Item 5.  Other Information                                          9

          Item 6.  Exhibits and Reports on Form 8-K                           9



          SIGNATURES                                                         10

                         PART I: FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share and per share amounts)

                                                        March 31,  December 31,
                                                          1998        1997
                                                     -------------------------
Assets                                                (unaudited)
------

Current assets:
   Cash and cash equivalents                           $  4,445       3,396
   Current installments of notes receivable                  60          58
   Receivables:
     Trade                                                6,159       6,766
     Less allowance for doubtful accounts                (1,219)     (2,528)
                                                     -------------------------
                                                          4,940       4,238

     Insurance proceeds                                      88          --
     International franchise fee                            219         145
     Other                                                  542         681
                                                     -------------------------
                                                          5,789       5,064
                                                     -------------------------

   Inventories                                            2,176       2,082
   Work-in-process on medical interiors and
     product contracts                                      130         212
   Costs and estimated earnings in excess
     of billings on uncompleted contracts                   127       1,120
   Prepaid expenses and other                               537         620
                                                     -------------------------


          Total current assets                           13,264      12,552

                                                     -------------------------

Equipment and leasehold improvements:
   Flight and ground support equipment                   55,006      54,540
   Furniture and office equipment                         2,344       2,287
                                                     -------------------------
                                                         57,350      56,827

   Less accumulated depreciation and amortization       (13,731)    (13,143)
                                                     -------------------------

          Net equipment and leasehold improvements       43,619      43,684
                                                     -------------------------

Excess of cost over the fair value of net
   assets acquired, net of accumulated
   amortization of $627 and $601 at March
   31, 1998 and December 31, 1997, respectively           1,931       1,957

Notes receivable, less current installments                 670         673

Patent application costs and other assets,
   net of accumulated amortization of $758
   and $717 at March 31, 1998 and December
   31, 1997, respectively                                 1,047       1,003
                                                     -------------------------
                                                        $60,531      59,869
                                                     =========================

                                                                   (Continued)
See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARY

          (Amounts in thousands, except share and per share amounts)


                                                        March 31,  December 31,
                                                          1998        1997
                                                   ----------------------------
Liabilities and Stockholders' Equity                  (unaudited)
------------------------------------

Current liabilities:
   Notes payable                                        $     42         729
   Current installments of long-term debt                  2,715       2,655
   Current installments of obligations
     under capital leases                                    673         659
   Accounts payable                                          971       1,050
   Income taxes payable                                       --         156
   Accrued overhaul and parts
     replacement costs                                     2,189       2,008
   Deferred revenue                                        1,086         942
   Deferred income taxes                                     315         159
   Other accrued liabilities                               1,492       1,285
                                                   ----------------------------

          Total current liabilities                        9,483       9,643

Long-term debt, less current installments                 20,161      19,680
Obligations under capital leases, less
  current installments                                     2,670       2,816
Accrued overhaul and parts replacement costs               4,623       4,837
Deferred income taxes                                        710         944
Other liabilities                                            716         736
                                                   ----------------------------

          Total liabilities                               38,363      38,656
                                                   ----------------------------

Stockholders' equity (note 3):
   Preferred stock, $1 par value.  Authorized
     5,000,000 shares, none issued                            --          --
   Common stock, $.06 par value.  Authorized
     16,000,000 shares; issued 8,194,095 and
     8,173,705 shares at March 31, 1998 and
     December 31, 1997                                       490         489
   Additional paid-in capital                             49,837      49,783
   Accumulated deficit                                   (28,159)    (29,059)
                                                   ----------------------------

          Total stockholders' equity                      22,168      21,213
                                                   ----------------------------

                                                        $ 60,531      59,869
                                                   ============================

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Amounts in thousands, except share and per share amounts)


                                                    Three Months Ended March 31,
                                                           1998         1997
                                                   ----------------------------
                                                      (unaudited)   (unaudited)

Revenue:
   Flight revenue                                    $     9,789       6,677
   Sales of medical interiors and products                   982         711
   Parts sales                                               254          46
   Maintenance services                                      180          25
   International franchise fees                               74          99
   Gain on disposition of assets, net                        934          --
                                                   ----------------------------
                                                          12,213       7,558
                                                   ----------------------------

Operating expenses:
   Flight centers                                          3,248       2,091
   Aircraft operations                                     2,844       1,965
   Aircraft rental                                           430         324
   Cost of medical interiors and products sold               874       1,033
   Cost of parts sales                                       225          36
   Cost of maintenance services                              100          34
   Depreciation and amortization                           1,041         821
   Bad debt expense                                          467          --
   General and administrative                              1,543         992
                                                   ----------------------------
                                                          10,772       7,296
                                                   ----------------------------

          Operating income                                 1,441         262

Other income (expense):
   Interest expense                                         (597)       (317)
   Interest and dividend income                               34         109
   Other, net                                                 22          --
                                                   ----------------------------

          Net income                                 $       900          54
                                                   ============================

Basic and diluted income per common share            $       .11         .01
                                                   ============================

Weighted average number of common shares
  outstanding - basic                                  8,158,489   8,110,230
                                                   ============================

Weighted average number of common shares
  outstanding - diluted                                8,300,259   8,151,087
                                                   ============================

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)



                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                           1998         1997
                                                       ------------------------
                                                       (unaudited)  (unaudited)

Cash flows from operating activities:
  Net income                                             $   900           54
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization expense                  1,041          821
    Bad debt expense                                         467           --
    Vesting of common stock options issued for services       15           --
    Gain on disposition of assets, net                      (934)          --
    Changes in assets and liabilities:
      Decrease (increase) in prepaid and other current
        assets                                                83          (72)
      Increase in receivables                             (1,192)        (318)
      Decrease (increase) in parts inventories               (94)          60
      Decrease in work-in-process on medical interiors
        and costs in excess of billings                    1,075          230
      Increase (decrease) in accounts payable, other
        accrued liabilities, and deferred taxes             (106)         236
      Increase in deferred revenue and other liabilities     124          500
      Decrease in accrued overhaul and parts
        replacement costs                                    (33)        (383)
                                                         ----------------------
         Net cash provided by operating activities         1,346        1,128
                                                         ----------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements     (2,978)        (672)
  Proceeds from retirement and sale of equipment           3,003           --
  Net decrease (increase) in patent development costs
    and other assets                                         (84)          94
                                                          ---------------------
         Net cash used by investing activities               (59)        (578)
                                                         ----------------------

Cash flows from financing activities:
  Net payments under short-term notes payable               (687)        (322)
  Proceeds from issuance of debt                           1,188          271
  Payments of long-term debt                                (647)        (428)
  Payments of capital lease obligations                     (132)        (170)
  Proceeds from issuance of common stock, net                 40           --

                                                         ----------------------
         Net cash used by financing activities              (238)        (649)
                                                         ----------------------

Increase (decrease) in cash and cash equivalents           1,049          (99)

Cash and cash equivalents at beginning of period           3,396        2,058
                                                         ----------------------

Cash and cash equivalents at end of period               $ 4,445        1,959
                                                         ======================


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1997.

(2)   INCOME PER SHARE

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

(3)   STOCKHOLDERS' EQUITY

      Changes in the stockholders' equity for the three months ended March 31, 1998, consisted of the following (amounts in thousands except share amounts):

                                              Three Months Ended
                                                March 31, 1998
                                             ---------------------
                                               Shares
                                             Outstanding   Amount
                                             ---------------------

             Balance at January 1, 1998      8,148,099   $21,213

             Issuance of common stock for
             options exercised                  20,390        57

             Vesting of common stock
             options for services                   --        15

             Retirement of common shares        (5,000)      (17)

             Net income                             --       900
                                             ---------------------

             Balance at March 31, 1998       8,163,489   $22,168
                                             =====================

      As of March 31, 1998 the Company's total accumulated deficit was $28,159,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the expansion of Mercy Air Service, Inc. ("Mercy") operations, continued royalty revenue from Unimed Air, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported net income of $900,000 for the three months ended March 31, 1998, compared to net income of $54,000 for the quarter ended March 31, 1997. The increase in net income for the first quarter is attributable to gains from the disposition of aircraft, the purchase of Mercy in July 1997, and improvement in the operating results of the Company's Products Division.

Flight revenue increased $3,112,000, or 46.6%, from $6,677,000 for the three months ended March 31, 1997, to $9,789,000 for the three months ended March 31, 1998. The increase is due to flight revenue of $3.1 million generated by Mercy's operations in the first quarter of 1998. Flight revenue from the Company's hospital agreements remained relatively constant as compared with the first quarter of 1997 due to annual price increases in the contracts offset by a reduction in flight volume during the quarter.

Sales of medical interiors and products increased $271,000, or 38.1%, from $711,000 for the three months ended March 31, 1997, to $982,000 for the first quarter of 1998. In the first quarter of 1998 the Company recognized revenue of $392,000 from the production of electrical system components for the U. S. Air Force HH-60G helicopter, $297,000 from the manufacture and installation of a medical interior for a Bell 407 helicopter, and $114,000 from the design and integration of avionics and communications systems for a special-use police helicopter. Revenue recorded in the comparable quarter in 1997 consisted primarily of $634,000 from the design and manufacture of four medical interior systems for the U.S. Army UH-60Q helicopter. The cost of medical interiors decreased 15.4% for the three months ended March 31, 1998, as compared to the previous year, reflecting the completion of the developmental phase of the multi-mission interior for the UH-60Q helicopter in 1997. Cost of medical interiors for the first quarter of 1997 included an investment of over $650,000 in developmental costs, including an allocation of manufacturing overhead, on the UH-60Q interior system.

The increase in parts and maintenance sales and services in the first quarter of 1998 compared to the first quarter of 1997 is due to the acquisition of Mercy. Mercy provides helicopter maintenance services and parts to customers primarily in Southern California. Cost of parts and maintenance sales and services also increased correspondingly in the first quarter of 1998.

International franchise fees decreased $25,000, or 25.3%, from $99,000 for the three months ended March 31, 1997, to $74,000 for the three months ended March 31, 1998. The decrease is due to a decline in the number of subscribers to the Brazilian franchise since the first quarter of 1997. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil in exchange for an initial acquisition price plus annual royalties based on gross revenues.

In the first quarter of 1998 the Company recognized net gains totaling $934,000 on the disposition of assets. Gains included $870,000 from the insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs, consisting primarily of pilot and mechanic salaries and fringe benefits, increased 55.3% for the three months ended March 31, 1998, compared to 1997. Flight center costs related to Mercy's operations totaled $870,000 for the first quarter of 1998. Without the effect of the Mercy acquisition, flight center costs increased 13.8% as a result of the addition of two new hospital contracts since March 1997 and increases in salaries for merit pay raises. Workers compensation expense was also adjusted by approximately $27,000 in 1998 due to the expected impact of the helicopter crash on the Company's workers compensation insurance rates.

Aircraft operating expenses increased 44.7% for the three months ended March 31, 1998, in comparison to the three months ended March 31, 1997. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 11 helicopters to its fleet since March 31, 1997, including the 7 aircraft added as a result of the Mercy acquisition. Absent the impact of the Mercy transaction, aircraft operating expenses increased 1.2% in the first quarter of 1998.

Aircraft rental expense increased by 32.7% for the three months ended March 31, 1998, compared to 1997. Since March 31, 1997, the Company has added four leased helicopters to its fleet, including two aircraft servicing Mercy's operations. Lease expense in the first quarter of 1998 related to the new helicopters totaled $154,000. The addition of new helicopters was partially offset by the elimination of rental expense for a helicopter previously leased from Mercy.

Depreciation and amortization expense increased 26.8% for the three months ended March 31, 1998. The addition of Mercy's equipment increased depreciation by $190,000 during the first quarter. The remainder of the increase is primarily due to the addition of one Bell 407 helicopter to the Company's fleet of owned aircraft during 1997.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased in 1998 compared to an immaterial amount in 1997 because Mercy bills patients and their insurers directly for services rendered rather than billing hospital customers.

The increase in general and administrative expenses for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, reflects the impact of the Mercy transaction. Excluding Mercy's expenses, general and administrative expenses would have increased 12.0%. This increase is primarily due to increases in administrative and human resources functions to manage the expanded employee base.

Interest expense increased 88.3% from the first quarter of 1997 to the first quarter of 1998. Interest expense related to new debt incurred in the acquisition of Mercy totaled approximately $285,000 in the first quarter of 1998.

Interest income decreased 68.8% in the three months ended March 31, 1998, compared to the same period in 1997, primarily due to the settlement at the acquisition date of notes receivable to the Company from Mercy.

FINANCIAL CONDITION

Cash and cash equivalents increased $1,049,000 from $3,396,000 at December 31, 1997, to $4,445,000 as of March 31, 1998, while net working capital increased from $2,909,000 to $3,781,000 over the same period. The improvement in cash and working capital positions in the first quarter of 1998 is due primarily to cash flow generated from operations. The acquisition of equipment in the first quarter was partially funded by $1.2 million in new debt. The Company's cash position was also increased by $3 million from the disposition of fixed assets in the first quarter.

During the first quarter of 1998, the Company renewed operating agreements with three of its hospital clients. The Company also decided not to pursue renewal of its fourth contract expiring in 1998, but to redeploy the helicopter assigned to that contract to its Mercy operations. In the second quarter of 1998, the Company expects to complete production of electrical system components for the
U. S. Air Force HH-60G helicopter, as well as the installation of a Bell 407 medical interior and avionics and communications systems for a police helicopter. The Company also expects to receive authorization to produce and deliver seven additional UH-60Q helicopter upgrades in 1998. Final orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1998 or in future periods. In 1998 the Company anticipates expansion of the geographical coverage of Mercy's operations to other contiguous regions. Operating royalties generated by Unimed Air, the Company's Brazilian franchise, are expected to remain consistent with the levels attained in the first quarter of 1998.

There can be no assurance that the Company will continue to renew operating agreements for the Flight Services Division, generate new profitable contracts for the Products Division, or successfully expand Mercy's operations. In addition, there can be no assurance that Unimed Air will continue to generate royalties from operations. However, based on the backlog of projects for the Products Division, anticipated level of flight activity for its hospital customers, and expected growth in Mercy's operations, the Company expects to generate sufficient cash flow to meet its operational needs in 1998.

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


                                    AIR METHODS CORPORATION



Date:  May 11, 1998                 By \s\Aaron D. Todd
                                      -----------------------------------------
                                       On behalf of the Company, and as
                                       Principal Financial and Accounting
                                       Officer