Form 10-Q
period 1998-06-30
AIR METHODS CORP
filed 1998-08-12
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                          ___________________

                               FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998

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


The number of shares of Common Stock, par value $.06, outstanding as of August 5, 1998, was 8,261,756.

                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - June 30, 1998
          and December 31, 1997                                              1

          Consolidated Statements of Operations for the three and six
          months ended June 30, 1998 and 1997                                3

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997                                       4

          Notes to Consolidated Financial Statements                         5

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       6


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings                                       9

          Item 2.    Changes in Securities                                   9

          Item 3.    Defaults upon Senior Securities                         9

          Item 4.    Submission of Matters to a Vote of Security Holders     9

          Item 5.    Other Information                                       9

          Item 6.    Exhibits and Reports on Form 8-K                        9


SIGNATURES                                                                  10

               PART I: FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

             Air Methods Corporation and Subsidiary

                  CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share amounts)

                                                                    June 30,      December 31,
                                                                      1998            1997
Assets                                                             (unaudited)
Current assets:
 Cash and cash equivalents                                           $   3,398        3,396
 Current installments of notes receivable                                   62           58
 Receivables, net:
   Trade                                                                 6,615        6,766
   Less allowance for doubtful accounts                                 (1,030)      (2,528)
                                                                     ----------     ---------
                                                                         5,585        4,238

   International franchise fee                                             121          145
   Insurance                                                               262           --
   Other                                                                   143          681
                                                                     ----------     ---------
                                                                         6,111        5,064
                                                                     ----------     ---------
 Inventories                                                             2,272        2,082
 Work-in-process on medical interiors and product contracts                237          212
 Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                    --        1,120
 Prepaid expenses and other                                              1,079          620
                                                                     ----------     ---------
        Total current assets                                            13,159       12,552
                                                                     ----------     ---------

Equipment and leasehold improvements:
 Flight and ground support equipment                                    56,147       54,540
 Furniture and office equipment                                          2,405        2,287
                                                                     ----------     ---------
                                                                        58,552       56,827

 Less accumulated depreciation and amortization                        (14,706)     (13,143)
                                                                     ----------     ---------

        Net equipment and leasehold improvements                        43,846       43,684
                                                                     ----------     ---------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $653 and $601 at June 30, 1998
  and December 31, 1997, respectively                                    1,928        1,957
Notes receivable, less current installments                                653          673
Patent application costs and other assets, net of accumulated amortization of $793 and $717 at June 30, 1998 and December
  31, 1997, respectively                                                 1,118        1,003
                                                                     ----------     ---------
                                                                     $  60,704       59,869
                                                                     ==========     =========

                                                      (Continued)

See accompanying notes to consolidated financial statements.

             Air Methods Corporation and Subsidiary

             CONSOLIDATED BALANCE SHEETS, Continued
   (Amounts in thousands, except share and per share amounts)


                                                                          June 30,      December 31,
                                                                            1998             1997
Liabilities and Stockholders' Equity                                     (unaudited)
Current liabilities:
 Notes payable                                                           $     21             729
 Current installments of long-term debt                                     2,778           2,655
 Current installments of obligations under capital leases                     682             659
 Accounts payable                                                           1,314           1,050
 Income taxes payable                                                          --             156
 Accrued overhaul and parts replacement costs                               2,395           2,008
 Deferred revenue                                                             763             942
 Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                                  312              --
 Deferred income taxes                                                        255             159
 Other accrued liabilities                                                  1,560           1,285
                                                                         ---------        --------

        Total current liabilities                                          10,080           9,643

Long-term debt, less current installments                                  19,423          19,680
Obligations under capital leases, less current installments                 2,479           2,816
Accrued overhaul and parts replacement costs                                4,528           4,837
Deferred income taxes                                                         692             944
Other liabilities                                                             892             736
                                                                         ---------        --------
        Total liabilities                                                  38,094          38,656
                                                                         ---------        --------

Stockholders' equity:
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
     none issued                                                               --              --
   Common stock, $.06 par value. Authorized 16,000,000 shares;
     issued 8,251,021 and 8,173,705 shares at June 30, 1998 and
     December 31, 1997, respectively                                          494             489
   Additional paid-in capital                                              49,975          49,783
   Accumulated deficit                                                    (27,859)        (29,059)
                                                                         ---------        --------
        Total stockholders' equity                                         22,610          21,213
                                                                         ---------        --------

                                                                         $ 60,704          59,869
                                                                         =========        ========

See accompanying notes to consolidated financial statements.

             Air Methods Corporation and Subsidiary

             CONSOLIDATED STATEMENTS OF OPERATIONS
   (Amounts in thousands, except share and per share amounts)
                          (unaudited)

                                                     Three Months Ended             Six Months Ended
                                                        June 30,                        June 30,
                                                 -------------------------    ----------------------------
                                                    1998             1997         1998            1997
                                                 -------------------------    ----------------------------
Revenue:
 Flight revenue                                  $  11,047          7,021         20,836          13,698
 Sales of medical interiors and products               588            824          1,570           1,535
 Parts sales                                           194             25            448              71
 Maintenance services                                   68             50            248              75
 International franchise revenue                        72            115            146             214
 Gain on disposition of assets, net                     --             --            897              --
                                                 ----------     ----------     ----------      ----------
                                                    11,969          8,035         24,145          15,593
                                                 ----------     ----------     ----------      ----------
Operating expenses:
 Flight centers                                      3,316          1,763          6,564           3,854
 Aircraft operations                                 3,357          2,662          6,201           4,627
 Aircraft rental                                       444            444            874             768
 Medical interiors and products sold                   700            611          1,574           1,644
 Cost of parts sales                                   166              2            391              38
 Cost of maintenance services                           51             43            151              77
 Depreciation and amortization                       1,041            846          2,082           1,667
 Bad debt expense                                      451             --            918              --
 Loss on disposition of assets, net                     37              1             --               1
 General and administrative                          1,613          1,021          3,156           2,013
                                                 ----------     ----------     ----------      ----------
                                                    11,176          7,393         21,911          14,689
                                                 ----------     ----------     ----------      ----------

         Operating income                              793            642          2,234             904

Other income (expense):
 Interest expense                                     (570)          (309)        (1,167)           (626)
 Interest and dividend income                           65             65             99             174
 Other, net                                             12              6             34               6
                                                 ----------     ----------     ----------      ----------
         Net income                              $     300            404          1,200             458
                                                 ==========     ==========     ==========      ==========

Basic income per common share                    $     .04            .05            .15             .06
                                                 ==========     ==========     ==========      ==========

Diluted income per common share                  $     .04            .05            .14             .06
                                                 ==========     ==========     ==========      ==========

Weighted average number of common shares
  outstanding - basic                            8,197,464      8,110,795      8,177,977       8,110,512
                                                 ==========     ==========     ==========      ==========
Weighted average number of common shares
  outstanding - diluted                          8,567,033      8,147,541      8,437,848       8,148,738
                                                 ==========     ==========     ==========      ==========


See accompanying notes to consolidated financial statements.

                                        3

                Air Methods Corporation and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)


                                                                        Six Months Ended June 30,
                                                                          1998              1997
                                                                       (unaudited)      (unaudited)
Cash flow from operating activities:
 Net income                                                               $   1,200            458
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                      2,082          1,667
   Vesting of common stock options issued for services                           30              5
   Bad debt expense                                                             918             --
   Loss (gain) on retirement and sale of equipment, net                        (897)             1
   Changes in assets and liabilities:
     Decrease (increase) in prepaid and other current assets                   (459)           109
     Increase in receivables                                                 (1,965)          (132)
     Increase in parts inventories                                             (190)           (59)
     Decrease in work-in-process on medical interiors and costs
       in excess of billings                                                  1,095            375
     Increase (decrease) in accounts payable, other accrued
       liabilities, and income taxes payable                                    227            (62)
     Increase in deferred revenue, billings in excess of costs,
       and other liabilities                                                    289            422
     Increase (decrease) in accrued overhaul and parts
        replacement costs                                                        78           (564)
                                                                            --------        --------
            Net cash flow provided by operating activities                    2,408          2,220
                                                                            --------        --------
Cash flows from investing activities:
 Acquisition of equipment and leasehold improvements                         (4,185)        (1,433)
 Proceeds from retirement and sale of equipment                               2,966             --
 Decrease (increase) in notes receivable, patent development
   costs and other assets                                                      (198)           207
                                                                            --------        --------
            Net cash used by investing activities                            (1,417)        (1,226)
                                                                            --------        --------
Cash flows from financing activities:
 Issuance of common stock for cash                                              167             --
 Net payments under short-term notes payable                                   (708)          (344)
 Proceeds from issuance of debt                                               1,188          1,571
 Payments of long-term debt                                                  (1,322)          (879)
 Payments of capital lease obligations                                         (314)          (761)
                                                                            --------        --------
            Net cash used by financing activities                              (989)          (413)
                                                                            --------        --------
Increase in cash and cash equivalents                                             2            581

Cash and cash equivalents at beginning of period                              3,396          2,058
                                                                            --------        --------
Cash and cash equivalents at end of period                                $   3,398          2,639
                                                                            ========        ========

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997.

(2)  Income per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

(3)  Stockholders' Equity

     Changes in the stockholders' equity for the six months ended
     June 30, 1998, consisted of the following (amounts in thousands except share amounts):

                                       Six Months Ended
                                         June 30, 1998

                                       Shares            Amount

Balance at January 1, 1998             8,148,099        $ 21,213

Issuance of common shares for
  options exercised                       77,316             184

Vesting of common stock options for
  services rendered                           --              30

Retirement of common shares               (5,000)            (17)

Net income                                    --           1,200
                                       ----------       ---------
Balance at June 30, 1998               8,220,415        $ 22,610
                                       ==========       =========

     As of June 30, 1998, the Company's total accumulated deficit was $27,859,000. Of that amount, $20,467,000 relates to Cell
     Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

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


Results of Operations

The Company reported net income of $300,000 and $1,200,000 for the three and six months ended June 30, 1998, respectively, compared to net income of $404,000 and $458,000 for the three and six months ended June 30, 1997, respectively. The improvement in operating results for the six-month period is primarily attributable to the purchase of Mercy in July 1997 and gains from the disposition of aircraft. The operating results for the three months ended June 30, 1998, reflect the cost of re-manufacturing electrical system components for the U.
S. Air Force HH-60G helicopter in order to comply with a customer request.

Flight revenue increased $4,026,000, or 57.3%, and $7,138,000, or 52.1%, for the three and six months ended June 30, 1998, respectively, compared to 1997. The increase is due to flight revenue of $3.8 million and $6.9 million generated by Mercy's operations in the three and six months ended June 30, 1998, respectively. Flight revenue from the Company's hospital agreements remained relatively constant as compared with the six months ended June 30, 1997, due to annual price increases in the contracts and the addition of two new contracts since June 30, 1997, offset in part by a reduction in flight volume during 1998 and by the expiration of a contract in May 1998.

Sales of medical interiors and products decreased $236,000, or 28.6%, for the quarter ended June 30, 1998, but increased $35,000, or 2.3%, for the six months ended June 30, 1998, in comparison to the comparable periods in 1997. In the second quarter of 1998 the Company recognized revenue of $184,000 from the production of electrical system components for the U. S. Air Force HH-60G helicopter, $110,000 from the manufacture and installation of a medical interior for a Bell 407 helicopter, and $154,000 from the design and integration of avionics and communications systems for a special-use police helicopter. Revenue from these same three projects totaled $1,251,000 for the six months ended June 30, 1998. The amount of revenue recognized in the second quarter from the electrical system component production was decreased by the estimated cost to complete the re-manufacturing requirements described below. Revenue recorded in the comparable six-month period in 1997 consisted primarily of $1.4 million from the design and manufacture of four multi-mission medical interior systems for the U.S. Army UH-60Q helicopter.

The cost of medical interiors increased 14.6% for the quarter ended June 30, 1998, but decreased 4.3% for the six months ended June 30, 1998, as compared to the previous year. In the second quarter of 1998, the Company incurred approximately $123,000 in costs to re-manufacture electrical system components for the HH-60G Pave Hawk helicopter pursuant to modifications directed by the customer. The components requiring rework were originally produced by a subcontractor to the Company. The decrease in cost of medical interiors for the six-month period in 1998 reflects the completion of the developmental phase of the multi-mission interior for the UH-60Q helicopter in 1997.

The increase in parts and maintenance sales and services in the three and six months ended June 30, 1998, compared to the comparable periods of 1997 is due to the acquisition of Mercy. Mercy provides helicopter maintenance services and parts to customers primarily in Southern California. Cost of parts and maintenance sales and services also increased correspondingly in 1998.

International franchise fees decreased $43,000, or 37.4%, and $68,000, or 31.8%, for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. The decrease is due to a decline in the number of subscribers to the Brazilian franchise since 1997.

In the six months ended June 30, 1998, the Company recognized net gains totaling $897,000 on the disposition of assets. Gains included $870,000 from the insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 88.1% and 70.3% for the three and six months ended June 30, 1998, respectively, compared to 1997. Flight center costs related to Mercy's operations totaled $971,000 and $1,840,000 for the three and six months ended June 30, 1998. Without the effect of the Mercy acquisition, flight center costs increased 33.0% and 22.6% for the three and six months, respectively, as a result of the addition of two new hospital contracts since June 1997 and increases in salaries for merit pay raises. The change in flight center costs also reflects an increase in workers compensation expense due to the expected impact of the helicopter accident on the Company's workers compensation insurance rates.

Aircraft operating expenses increased by 26.1% and 34.0% for the three and six months ended June 30, 1998, respectively, in comparison to the three and six months ended June 30, 1997. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 12 aircraft to its fleet since June 30, 1997, including 7 helicopters added as a result of the Mercy acquisition. Absent the impact of the Mercy transaction, aircraft operating expenses decreased 15.1% and 8.2% in the three and six months ended June 30, 1998, reflecting a reduction in hull and liability insurance rates effective July 1, 1997.

Aircraft rental expense remained unchanged in the second quarter of 1998 compared to the second quarter of 1997 and increased 13.8% for the six months ended June 30, 1998, compared to 1997. The impact of adding of 4 aircraft under operating leases was offset in the second quarter by the elimination of rental expense for a helicopter previously leased from Mercy. The second quarter of 1997 also included $103,000 for a short-term lease of a backup helicopter while one of the Company's aircraft was undergoing a scheduled engine overhaul.

Depreciation and amortization expense increased 23.0% and 24.9% for the three and six months ended June 30, 1998, respectively. The addition of Mercy's aircraft and equipment increased depreciation by $192,000 and $382,000 during the three and six months, respectively. Excluding the impact of the Mercy acquisition, depreciation and amortization expense remained relatively unchanged during 1998.

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

The increases in general and administrative expenses for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997, reflect the impact of the Mercy transaction. Excluding Mercy's expenses, general and administrative expenses would have increased 13.8% and 12.9% for the three and six months, respectively. This increase is primarily due to changes in administrative and human resources staffing to manage the expanded employee base with the acquisition of Mercy and the addition of two new hospital contracts.

Interest expense increased 84.5% and 86.4% for the three and six months ended June 30, 1998, compared with the same periods in 1997. Interest expense related to new debt incurred in the acquisition of Mercy totaled approximately $267,000 for the second quarter of 1998 and $555,000 for the six-month period ended June 30, 1998.

Interest income decreased 43.1% in the six months ended June 30, 1998, compared to the same period in 1997, primarily due to the settlement at the acquisition date of notes receivable to the Company from Mercy.

Financial Condition

Cash and cash equivalents remained relatively unchanged from December 31, 1997, to June 30, 1998, at $3,398,000. Net working capital improved from $2,909,000 to $3,079,000 over the same period. The improvement in the working capital position in 1998 is due primarily to cash flow generated from operations. Cash received from the disposition of fixed assets in the first quarter was offset by investment in aircraft and other equipment in 1998.


Outlook 1998

During the first quarter of 1998, the Company renewed three of its hospital operating agreements and elected not to pursue renewal of the fourth contract expiring in 1998. The helicopter assigned to that contract was redeployed as part of Mercy's operations in the second quarter of 1998. Flight volume for the Company's existing contracts is expected to remain consistent with historical levels. In July 1998 the Company signed a three-year operating agreement with a new hospital customer, increasing the number of its programs to 22 across the United States; operations under the new contract are expected to begin in the fourth quarter. Operating royalties generated by Unimed Air, the Company's Brazilian franchise, are expected to remain consistent with those earned in the first half of 1998.

In the second quarter of 1998 the Company expanded Mercy's operations to include the Las Vegas, as well as the Los Angeles and San Diego, air ambulance market. The Company expects further geographical expansion of Mercy's operations to other contiguous regions during the last half of 1998.

In the third and fourth quarters of 1998, the Company expects to manufacture and install medical interior systems for two Bell 214ST helicopters to be operated in the Persian Gulf. The Company has also been awarded a cost-plus contract by a branch of the U. S. Department of Defense to develop and manufacture a medical-related emergency transportation system. Work is expected to begin on the developmental phase of the contract in the third quarter of 1998 and continue through the end of 1999. The Company also expects to deliver multi-functional floors for two Boeing MD902 helicopters during the third quarter of 1998. Authorization to produce and deliver seven medical interior systems for the U.S. Army UH-60Q helicopter is expected in late 1998. Final orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1998 or in future periods.

The Company expects to complete the re-manufacturing of electrical systems components for the U.S. Air Force HH-60G helicopter in the third and fourth quarters of 1998. Revenue remaining to be recognized on the project is expected to be equal to the estimated cost to complete the re-manufacturing process. The Company is evaluating legal alternatives in pursuing cost recovery from its subcontractor for the project. In addition, the Company is negotiating with its customer to resolve reimbursement issues associated with costs incurred by both parties in the rework process.

There can be no assurance that the Company will continue to renew operating agreements for the Flight Services Division, generate new profitable contracts for the Products Division, or successfully expand Mercy's operations. In addition, there can be no assurance that Unimed Air will continue to generate royalties from operations. However, based on the backlog of projects for the Products Division, anticipated level of flight activity for its hospital customers, and expected growth in Mercy's operations, the Company expects to generate sufficient cash flow to meet its operational needs throughout 1998.

                   PART II: OTHER INFORMATION


Item 1.   Legal Proceedings

     Not Applicable

Item 2.   Changes in Securities

     Not Applicable

Item 3.   Defaults upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Stockholders was held on June 11, 1998. At the meeting, Messrs. George W. Belsey, Liam F. Dalton, Major General Carl H. McNair, Jr. (Ret.), and Donald
     R. Segner were elected to Class I directorships. Voting results were as follows:

                                                  Total Vote
                                Total Vote For   Withheld From
                                Each Director    Each Director

      George W. Belsey          6,983,240          55,536
      Liam F. Dalton            6,984,263          54,513
      MG Carl H. McNair         6,984,430          54,346
      Donald R. Segner          6,984,430          54,346

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


                              AIR METHODS CORPORATION



Date:  August 11, 1998        By   \s\   Aaron D. Todd
                                On behalf of the Company, and as
                                Principal Financial and Accounting
                                Officer