Form 10-Q
period 1998-09-30
AIR METHODS CORP
filed 1998-11-16
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                          ___________________

                               FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998

                                  OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to ____________________


                    Commission file number  0-16079


                    AIR METHODS CORPORATION
     ------------------------------------------------------
     (Exact name of Registrant as Specified in Its Charter)


        Delaware                               84-0915893
-------------------------------           ------------------------
(State or Other Jurisdiction of           (I.R.S. Employer
Incorporation or Organization)             Identification Number)


7301 South Peoria, Englewood, Colorado               80112
----------------------------------------          -----------
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


The number of shares of Common Stock, par value $.06, outstanding as of October 30, 1998, was 8,276,843.

                       TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheets - September 30, 1998
                   and December 31, 1997                                     1

                 Consolidated Statements of Operations for the three and
                   nine months ended September 30, 1998 and 1997             3

                 Consolidated Statements of Cash Flows for the nine months
                   ended September 30, 1998 and 1997                         4

                 Notes to Consolidated Financial Statements                  5

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       6


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                          11

         Item 2. Changes in Securities                                      11

         Item 3. Defaults upon Senior Securities                            11

         Item 4. Submission of Matters to a Vote of Security Holders        11

         Item 5. Other Information                                          11

         Item 6. Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                                  12

                PART I: FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

             Air Methods Corporation and Subsidiary

                  CONSOLIDATED BALANCE SHEETS
          (Amounts in thousands, except share amounts)

                                                                   September 30,    December 31,
                                                                       1998             1997
                                                                   ------------------------------
Assets                                                              (unaudited)
--------
Current assets:
 Cash and cash equivalents                                          $    2,732          3,396
 Current installments of notes receivable                                   64             58
 Receivables, net:
   Trade                                                                 7,140          6,766
   Less allowance for doubtful accounts                                 (1,145)        (2,528)
                                                                    -----------     -----------
                                                                         5,995          4,238

   International franchise fee                                              85            145
   Insurance                                                               209             --
   Other                                                                   181            681
                                                                    -----------     -----------
                                                                         6,470          5,064
                                                                    -----------     -----------
 Inventories                                                             2,221          2,082
 Work-in-process on medical interiors and product contracts                271            212
 Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                   236          1,120
 Prepaid expenses and other                                              1,132            620
                                                                    -----------     -----------
        Total current assets                                            13,126         12,552
                                                                    -----------     -----------
Equipment and leasehold improvements:
 Flight and ground support equipment                                    57,822         54,540
 Furniture and office equipment                                          2,465          2,287
                                                                    -----------     -----------
                                                                        60,287         56,827
 Less accumulated depreciation and amortization                        (15,713)       (13,143)
                                                                    -----------     -----------
        Net equipment and leasehold improvements                        44,574         43,684
                                                                    -----------     -----------
Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $679 and $601 at
  September 30, 1998 and December 31, 1997, respectively                 1,902          1,957
Notes receivable, less current installments                                625            673
Patent application costs and other assets, net of
  accumulated amortization of $830 and $717 at September 30,
  1998 and December 31, 1997, respectively                               1,014          1,003
                                                                    -----------     -----------
                                                                    $   61,241         59,869
                                                                    ===========     ===========

                                                                                     (Continued)

See accompanying notes to consolidated financial statements.


             Air Methods Corporation and Subsidiary

             CONSOLIDATED BALANCE SHEETS, Continued
   (Amounts in thousands, except share and per share amounts)

                                                                            September 30,      December 31,
                                                                                 1998              1997
                                                                            --------------------------------
Liabilities and Stockholders' Equity                                         (unaudited)
------------------------------------
Current liabilities:
  Notes payable                                                              $       708             729
  Current installments of long-term debt                                           2,521           2,655
  Current installments of obligations under capital leases                           613             659
  Accounts payable                                                                 1,471           1,050
  Income taxes payable                                                                --             156
  Accrued overhaul and parts replacement costs                                     2,792           2,008
  Deferred revenue                                                                   553             942
  Deferred income taxes                                                              255             159
  Other accrued liabilities                                                        1,949           1,285
                                                                             ------------      ----------
        Total current liabilities                                                 10,862           9,643

Long-term debt, less current installments                                         19,399          19,680
Obligations under capital leases, less current installments                        2,451           2,816
Accrued overhaul and parts replacement costs                                       4,540           4,837
Deferred income taxes                                                                674             944
Other liabilities                                                                    869             736
                                                                             ------------      ----------
        Total liabilities                                                         38,795          38,656
                                                                             ------------      ----------
Stockholders' equity:
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
     none issued                                                                      --              --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
     issued 8,271,843 and 8,173,705 shares at September 30, 1998 and
     December 31, 1997, respectively                                                 494             489
  Additional paid-in capital                                                      49,999          49,783
  Accumulated deficit                                                            (28,047)        (29,059)
                                                                             ------------      ----------
        Total stockholders' equity                                                22,446          21,213
                                                                             ------------      ----------
                                                                             $    61,241          59,869
                                                                             ============      ==========
See accompanying notes to consolidated financial statements.


             Air Methods Corporation and Subsidiary

             CONSOLIDATED STATEMENTS OF OPERATIONS
   (Amounts in thousands, except share and per share amounts)
                          (unaudited)


                                                          Three Months Ended           Nine Months Ended
                                                            September 30,                 September 30,
                                                        ----------------------------------------------------
                                                           1998           1997         1998          1997
                                                        ----------------------------------------------------
Revenue:
 Flight revenue                                         $  11,409         9,809       32,245        23,507
 Sales of medical interiors and products                      947           834        2,517         2,370
 Parts and maintenance sales and services                     307           234        1,003           379
 International franchise revenue                               58           112          204           326
 Gain on disposition of assets, net                            --            --          878            --
                                                        ----------------------------------------------------
                                                           12,721        10,989       36,847        26,582
                                                        ----------------------------------------------------
Operating expenses:
 Flight centers                                             3,595         2,742       10,159         6,596
 Aircraft operations                                        4,004         2,897       10,205         7,524
 Aircraft rental                                              459           285        1,333         1,053
 Medical interiors and products sold                          582           833        2,156         2,505
 Cost of parts and maintenance sales and services             253           158          795           245
 Depreciation and amortization                              1,079           995        3,161         2,662
 Bad debt expense                                             929           688        1,847           688
 Loss on disposition of assets, net                            19            40           --            41
 General and administrative                                 1,502         1,224        4,658         3,237
                                                        ----------------------------------------------------
                                                           12,422         9,862       34,314        24,551
                                                        ----------------------------------------------------
         Operating income                                     299         1,127        2,533         2,031

Other income (expense):
 Interest expense                                            (549)         (556)      (1,716)       (1,182)
 Interest and dividend income                                  69            48          168           222
 Other, net                                                    (7)          (36)          27           (30)
                                                        ----------------------------------------------------
         Net income (loss)                              $    (188)          583        1,012         1,041
                                                        ====================================================
Basic and diluted income (loss) per common share        $    (.02)          .07          .12           .13
                                                        ====================================================
Weighted average number of common shares
  outstanding - basic                                   8,228,980     8,119,735    8,194,978     8,113,587
                                                        ====================================================
Weighted average number of common shares
  outstanding - diluted                                 8,228,980     8,236,844    8,460,753     8,160,125
                                                        ====================================================


See accompanying notes to consolidated financial statements.



                Air Methods Corporation and Subsidiary
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Amounts in thousands)

                                                                           Nine Months Ended September 30,
                                                                                1998              1997
                                                                            -------------------------------
                                                                            (unaudited)       (unaudited)
Cash flows from operating activities:
   Net income                                                                 $  1,012            1,041
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense                                       3,161            2,662
     Common stock options issued for services                                       45               --
     Bad debt expense                                                            1,847              688
     Loss (gain) on retirement and sale of equipment, net                         (878)              41
     Changes in assets and liabilities:
       Decrease (increase) in prepaid and other current assets                    (520)             111
       Increase in receivables                                                  (3,253)            (825)
       Increase in inventories                                                    (139)            (133)
       Decrease (increase) in work-in-process on medical interiors and costs
         in excess of billings                                                     825             (207)
       Increase in accounts payable, other accrued liabilities, and income
         taxes payable                                                             755                2
       Increase (decrease) in deferred revenue and other liabilities              (256)             175
       Increase (decrease) in accrued overhaul and parts replacement costs         487             (642)
                                                                            -------------------------------
              Net cash provided by operating activities                          3,086            2,913
                                                                            -------------------------------
Cash flows from investing activities:
   Acquisition of net assets of Mercy Air Service, Inc. and Helicopter
     Services, Inc:
     Receivables                                                                    --           (3,154)
     Equipment and leasehold improvements                                           --          (12,090)
     Debt assumed                                                                   --           10,853
     Accrued liabilities assumed                                                    --            1,477
     Excess of cost over fair value of net assets acquired                          --             (125)
     Other, net                                                                     --             (125)
   Acquisition of equipment and leasehold improvements                          (5,851)          (1,395)
   Proceeds from retirement and sale of equipment                                2,967               48
   Decrease (increase) in notes receivable, patent development costs and
     other assets                                                                 (105)           1,937
                                                                            -------------------------------
              Net cash used by investing activities                             (2,989)          (2,574)
                                                                            -------------------------------
Cash flows from financing activities:
   Issuance of common stock for cash                                               210               47
   Retirement of common stock                                                      (34)              --
   Net payments under short-term notes payable                                     (21)            (311)
   Proceeds from issuance of debt                                                6,657            2,877
   Payments of long-term debt                                                   (7,072)          (1,241)
   Payments of capital lease obligations                                          (501)            (932)
                                                                            -------------------------------
              Net cash provided (used) by financing activities                    (761)             440
                                                                            -------------------------------
Increase (decrease) in cash and cash equivalents                                  (664)             779

Cash and cash equivalents at beginning of period                                 3,396            2,058
                                                                            -------------------------------
Cash and cash equivalents at end of period                                    $  2,732            2,837
                                                                            ===============================


See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Air Methods Corporation, a Delaware corporation, and its wholly owned subsidiary, Mercy Air Service, Inc. ("Mercy"). The Company acquired Mercy on July 30, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(2)  Income (Loss) per Share

     Basic earnings per share and basic and diluted loss per share are computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all dilutive potential common shares outstanding during the period.

(3)  Stockholders' Equity

     Changes in the stockholders' equity for the nine months ended September 30, 1998, consisted of the following (amounts in thousands except share amounts):

                                                        Nine Months Ended
                                                        September 30, 1998
                                                    --------------------------
                                                      Shares
                                                    Outstanding      Amount
                                                    --------------------------
        Balance at January 1, 1998                  8,148,099       $  21,213

        Issuance of common shares for options
          exercised                                    92,638             210

        Common stock options issued for services
          rendered                                         --              45

        Retirement of common shares                   (10,000)            (34)

        Net income                                         --           1,012
                                                    -----------     ----------
        Balance at September 30, 1998               8,230,737       $  22,446
                                                    ===========     ==========

     As of September 30, 1998, the Company's total accumulated deficit was $28,047,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the expansion of Mercy Air Service, Inc. ("Mercy") operations, continued royalty revenue from the Company's Brazilian franchise ("Unimed Air"), and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K.

The Company's Flight Services Division provides air medical transport services to hospital customers across the United States under 22 operating agreements. The Products Division designs, manufactures, and installs aircraft interior systems and other aerospace products for both domestic and international customers. Mercy, the Company's wholly owned subsidiary, is an independent provider of air medical transportation services in southern California and the Las Vegas region; its operations include medical staffing and direction, dispatch and communications, medical billing and collections, and aircraft operation and maintenance.


Results of Operations

The Company reported a net loss of $188,000 and net income of $1,012,000 for the three and nine months ended September 30, 1998, respectively, compared to net income of $583,000 and $1,041,000 for the three and nine months ended September 30, 1997, respectively. The change in the operating results is primarily attributable to costs invested in the start-up of new operations for the Flight Services Division and Mercy and an increase in maintenance for on-condition aircraft parts. On-condition aircraft parts do not have a prescribed overhaul or retirement interval but are replaced or repaired as needed. Start-up costs for the new locations include flight and medical crew salaries and training and aircraft ownership expenses, such as interest and lease expense.

Flight revenue increased $1,600,000, or 16.3%, and $8,738,000, or 37.2%, for the three and nine months ended September 30, 1998, respectively, compared to 1997. The increase is due to flight revenue of $4.2 million and $11.1 million generated by Mercy's operations in the three and nine months ended September 30, 1998, respectively. The quarter ended September 30, 1997, included only two months of revenue, or $2.7 million, from Mercy's operations. Revenue for Mercy for the quarter ended September 30, 1998, also included $512,000 from operations in the Las Vegas market which were begun in the second quarter. Flight revenue from the Company's hospital agreements remained relatively constant in 1998 as compared with the three and nine months ended September 30, 1997, due to annual price increases in the contracts and the addition of two new contracts since September 30, 1997, offset in part by a reduction in flight volume during the nine months ended September 30, 1998, and by the expiration of a contract in May 1998. Revenue flight hours on continuing contracts decreased 1% in the nine months ended September 30, 1998, but increased 13% in the third quarter, as compared to 1997.

Sales of medical interiors and products increased $113,000, or 13.5%, and $147,000, or 6.2%, for the three and nine months ended September 30, 1998. In the third quarter of 1998 the Company recognized revenue of $487,000 from the manufacture of medical interior systems for two Bell 214ST helicopters and $158,000 from the design of a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force. Third quarter revenue also included $189,000 from the production of electrical system components for the U. S. Air Force HH-60G helicopter, for a total of $765,000 in revenue from this project in the nine months ended September 30, 1998. Revenue for the nine months ended September 30, 1998, also included $407,000 from the manufacture and installation of a medical interior for a Bell 407 helicopter and $268,000 from the design and integration of avionics and communications systems for a special-use police helicopter. Revenue recorded in the comparable nine-month period in 1997 consisted primarily of $1.4 million from the design and manufacture of four multi-mission medical interior systems for the U.S. Army UH-60Q helicopter, $344,000 from the manufacture of electrical system components for the U.S. Air Force HH-60G helicopter, and $116,000 from the installation of a Bell 407 interior.

The cost of medical interiors decreased 30.1% and 13.9% for the three and nine months ended September 30, 1998, as compared to the previous year. The decrease in cost of medical interiors in 1998 reflects the completion of the developmental phase of the multi-mission interior for the UH-60Q helicopter in 1997. The Company has not invested in any similar developmental costs in 1998; the only developmental project currently in process, the SCITS program, is a cost reimbursable contract. All other significant projects in process or completed during the year, with the exception of the electrical system components and the avionics installation, represent adaptations of the multi-mission or modular medical interiors.

The increase in parts and maintenance sales and services in the three and nine months ended September 30, 1998, compared to the comparable periods of 1997 is due to the acquisition of Mercy. Mercy provides helicopter maintenance services and parts to customers primarily in Southern California. Cost of parts and maintenance sales and services also increased correspondingly in 1998.

International franchise fees decreased $54,000, or 48.2%, and $122,000, or 37.4%, for the three and nine months ended September 30, 1998, compared to the three and nine months ended September 30, 1997. The decrease is due to a decline in the number of subscribers as the Brazilian franchise eliminated services to two cities and one state since 1997. In 1998 the franchise has reduced its subscription rates to remain competitive and has seen membership levels stabilize.

In the nine months ended September 30, 1998, the Company recognized net gains totaling $878,000 on the disposition of assets. Gains included $870,000 from an insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs--consisting primarily of pilot, mechanic, and medical crew salaries and fringe benefits-- increased 31.1% and 54.0% for the three and nine months ended September 30, 1998, respectively, compared to 1997. Flight center costs related to Mercy's operations totaled $1,197,000 and $3,037,000 for the three and nine months ended September 30, 1998. The third quarter of 1997 included only two months of expenses, or $574,000 for Mercy's operations. Flight center costs for Mercy also increased $292,000 in the third quarter due to the expansion of operations into three new locations. Without the effect of the Mercy acquisition, flight center costs increased 10.6% and 18.3% for the three and nine months, respectively, as a result of the addition of two new hospital contracts since September 1997 and merit pay increases in salaries. The change in flight center costs for the nine-month period also reflects an increase in workers compensation expense due to the expected impact of the helicopter accident on the Company's workers compensation insurance rates through June 30, 1998.

Aircraft operating expenses increased 38.2% and 35.6% for the three and nine months ended September 30, 1998, respectively, in comparison to the three and nine months ended September 30, 1997. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Expenses for Mercy's operations totaled $1,152,000 and $3,106,000 for the three and nine months ended September 30, 1998, compared to $428,000 for two months in 1997. Expenses for Mercy in 1998 reflect the effect of adding two aircraft to service the expansion of operations into new locations. Absent the impact of the Mercy transaction, aircraft operating expenses increased 15.5% in the third quarter of 1998, but remained unchanged for the nine months ended September 30, 1998, compared to 1997. Costs attributable to the five aircraft added to the Company's fleet since last year totaled approximately $217,000 and $394,000 for the three and nine months ended September 30, 1998. The Company's fleet, including the Mercy aircraft, also experienced increased maintenance expenditures for on-condition aircraft parts. Expenses for the nine months ended September 30, 1998, also reflect a reduction in hull and liability insurance rates effective July 1, 1997.

Aircraft rental expense increased 61.1% and 26.6% for the three and nine months ended September 30, 1998, respectively, compared to 1997. Lease expense related to three aircraft added to the Company's fleet since September 30, 1997, totaled approximately $100,000 and $212,000 for the three and nine months ended September 30, 1998. The increase in rental expense also reflects the addition of Mercy's fleet in the third quarter of 1997, offset in part by the elimination of rental expense for a helicopter previously leased from Mercy.

Depreciation and amortization expense increased 8.4% and 18.7% for the three and nine months ended September 30, 1998, respectively. The addition of Mercy's aircraft and equipment increased depreciation by $80,000 and $462,000 during the three and nine months, respectively. Excluding the impact of the Mercy acquisition, depreciation and amortization expense remained relatively unchanged during 1998.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 35.0% and 168.5% for the three and nine months ended September 30, 1998, respectively, compared to 1997, reflecting the impact of three and nine months of activity for Mercy compared to two months in 1997. Mercy bills patients and their insurers directly for services rendered rather than billing hospital customers.

Increases of 22.7% and 43.9% in general and administrative expenses for the three and nine months ended September 30, 1998, respectively, compared to the three and nine months ended September 30, 1997, reflect the impact of the Mercy transaction. Excluding Mercy's expenses, general and administrative expenses would have increased 8.5% and 11.5% for the three and nine months, respectively. This increase is primarily due to changes in administrative and human resources staffing to manage the expanded employee base with the acquisition of Mercy and the addition of new hospital contracts. General and administrative expenses for the nine months in 1998 also included approximately $100,000 for the Company's additional safety training and review programs implemented during the year in response to the helicopter accident.

Interest expense decreased 1.3% in the third quarter but increased 45.2% for the nine months ended September 30, 1998, compared with the same periods in 1997. Interest expense related to new debt incurred in the acquisition of Mercy totaled approximately $263,000 for the third quarter of 1998 and $818,000 for the nine-month period ended September 30, 1998, compared to $188,000 in the quarter and nine months ended September 30, 1997. The impact of debt related to the Mercy transaction was offset during the third quarter of 1998 by the refinancing of notes totaling approximately $5.2 million at reduced interest rates and by the pay-down of long-term debt and capital lease obligations.

Interest income decreased 24.3% in the nine months ended September 30, 1998, compared to the same period in 1997, primarily due to the settlement at the acquisition date of notes receivable to the Company from Mercy. The decrease was offset in the third quarter by interest income earned on a note receivable from the Company's Brazilian franchise.


Financial Condition

Cash and cash equivalents decreased $664,000 from $3,396,000 at December 31, 1997, to $2,732,000 at September 30, 1998. Net working capital decreased from $2,909,000 to $2,264,000 over the same period. The decreases reflect the Company's investment in additional equipment, including new aircraft medical interiors, to support its expanded operations, as well as the pay-down of long-term debt and capital lease obligations. The Company's cash position was also affected by financing accounts receivable for Mercy's new programs. Mercy bills patients and their insurers directly for services rendered.

The Company has an unused $2 million line of credit to supplement other working capital sources, if necessary.


Outlook 1998

During the first quarter of 1998, the Company renewed three of its hospital operating agreements and elected not to pursue renewal of the fourth contract expiring in 1998. The helicopter assigned to that contract was redeployed as part of Mercy's operations to expand its presence in San Diego. Flight volume for the Company's existing contracts is expected to remain consistent with historical levels during the fourth quarter of 1998. In addition, the Company began operations in the fourth quarter under a three-year operating agreement with a new hospital customer. Operating royalties generated by Unimed Air, the Company's Brazilian franchise, are expected to remain consistent with those earned earlier in 1998.

In the second quarter of 1998 the Company expanded Mercy's operations to include the Las Vegas, as well as the Los Angeles and San Diego, air ambulance market. In the third quarter the Company opened a second base for Mercy's operations in San Diego county and entered into a joint venture agreement to provide air ambulance services in the Santa Barbara region. Under the agreement, Mercy will provide medical staffing, dispatch, marketing, and medical billing and collection functions. The Company and its partner will share equally in the net income of the joint venture. The Company expects flight volume for Mercy's operations at previously existing bases to remain consistent with levels attained in previous years during the fourth quarter.

In the fourth quarter of 1998, the Company expects to complete the production and installation of medical interior systems for two Bell 214ST helicopters to be operated in the Persian Gulf and to continue design work on SCITS. Work on the developmental phase of this contract is expected to continue through 1999. The Company also expects to deliver a patient loading system for a Bell 407 helicopter during the fourth quarter of 1998. The multi-mission medical interior system developed by the Company for the U.S. Army UH-60Q helicopter completed the final operational test conducted by the Army in the fourth quarter of 1998. The Army is expected to issue a "Type Classification" certificate in the first quarter of 1999 which will allow the Company to market the product to other entities. Authorization to produce and deliver additional multi-mission medical interior systems for the U.S. Army is expected in 1999. Orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1999 or in future periods.

The second and third quarters of 1998 included costs to re-manufacture electrical systems components for the U.S. Air Force HH-60G helicopter pursuant to modifications directed by the customer. The components requiring rework were originally produced by a subcontractor to the Company. Revenue remaining to be recognized on the project in the fourth quarter is expected to be equal to the estimated cost to complete the re-manufacturing process. The Company is evaluating legal alternatives in pursuing cost recovery from its subcontractor for the project. In addition, the Company is negotiating with its customer to resolve reimbursement issues associated with costs incurred by both parties in the rework process.

There can be no assurance that the Company will continue to renew operating agreements for the Flight Services Division, generate new profitable contracts for the Products Division, or successfully expand Mercy's operations. In addition, there can be no assurance that Unimed Air will continue to generate royalties from operations. However, based on the backlog of projects for the Products Division and the anticipated level of flight activity for its hospital customers and Mercy's operations, the Company expects to generate sufficient cash flow to meet its operational needs throughout 1999.


Year 2000

Issues related to the Year 2000 result from computer hardware and software systems using two digits rather than four to refer to a calendar year. These systems may fail to process dates correctly after December 31, 1999, and, as a result, system failure may occur. The Company's management information systems (MIS) manager is coordinating the review of all of the Company's hardware and software systems for Year 2000 compliance. The majority of the Company's software has already been updated for the Year 2000 with updates on the remaining programs currently in process. Certain hardware systems will be replaced to keep pace with technological changes as well as to ensure Year 2000 compliance.

In addition, the Company will be conducting a survey of key suppliers and customers beginning in the first quarter of 1999 to determine the extent to which the Company is exposed to those third parties' failure to remedy their Year 2000 compliance issues.

The Company does not expect the changes required for the Year 2000 to have a material effect on its financial position or results of operations. Because most of the software updates completed prior to September 30, 1998, were covered by the Company's existing maintenance contracts, the amounts expensed in the nine-month period were immaterial. Total capitalized costs associated with hardware and software upgrades were approximately $93,000 for the nine months ended September 30, 1998, including costs associated with new systems which will be Year 2000 compliant even though such compliance was not the primary reason for installation.

The Company does not currently have in place any contingency plans if Year 2000 issues are not resolved in time or go undetected.

The Company presently believes that planned hardware and software upgrades will prevent significant operational problems for information systems resulting from Year 2000 issues. However, if such upgrades are not timely or properly implemented, the Year 2000 problem could affect the ability of the Company to maintain its fleet, manufacture products, procure materials, manage patient billings and collections, or perform other functions, which may have a material adverse effect on the Company's financial condition and results of operations. Additionally, failure of third party suppliers or customers to become Year 2000 compliant on a timely basis could create a need to change suppliers or otherwise impair the Company's ability to procure spare parts, materials, or services or to receive timely payment of accounts receivable, any of which could have a material adverse effect on the Company's financial condition and results of operations.


New Accounting Standards

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits ("Statement 132), revises employers' disclosures about pension and other post-retirement benefit plans. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for fiscal years beginning after June 15, 1999. Statement 131 and Statement 132 were adopted by the Company as of January 1, 1998. The Company will present the disclosures required by Statement 131 in its consolidated financial statements for the year ending December 31, 1998, as applicable. The adoption of Statement 132 had no impact on the Company's consolidated financial statements.

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


                              AIR METHODS CORPORATION



Date:  November 16, 1998      By   \s\  Aaron D. Todd
                                On behalf of the Company, and as
                                Principal Financial and Accounting
                                Officer