Form 10-K405
period 1998-12-31
AIR METHODS CORP
filed 1999-04-01
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          ____________

                           FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS
            PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 1998

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

     COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
                           (Title of Class)

                         NASDAQ Stock Market
             (Name of each exchange on which registered)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes    X       No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 12, 1999 was approximately $11,872,000.(1) The number of outstanding shares of Common Stock as of March 12, 1999 was 8,230,737.

____________________
1 Excludes 1,324,294 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 12, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                           TABLE OF CONTENTS

                             To Form 10-K

                                                                   Page

                                PART I

ITEM 1.   BUSINESS                                                   1
          General                                                    1
          Competition                                                3
          Marketing Strategy                                         3
          Contracts in Process                                       3
          Employees                                                  4
          Government Regulation                                      4

ITEM 2.   PROPERTIES                                                 4
          Facilities                                                 4
          Equipment and Parts                                        4

ITEM 3.   LEGAL PROCEEDINGS                                          6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        6


                                PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                        7

ITEM 6.   SELECTED FINANCIAL DATA                                    8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                        9
          Results of Operations                                      9
          Liquidity and Capital Resources                           13
          Outlook for 1999                                          13
          Year 2000 Update                                          14
          New Accounting Standards                                  16

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                               16

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               16

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                       16

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        17

ITEM 11.  EXECUTIVE COMPENSATION                                    21
          Stock Option Plan                                         21
          Employment Agreements                                     22
          Director Compensation                                     23
          Compensation Committee Report                             23
          Stock Performance Graph                                   25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            27


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K    IV-1

SIGNATURES                                                          IV-4

                             PART I

ITEM 1.  BUSINESS

General

Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"), was originally incorporated in Colorado in 1982 and now serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. The Company determines its operating segments based on the type of products and services offered. As of December 31, 1998, the Company's Flight Services Division provided aeromedical transportation services to hospitals located in 16 states under 21 operating agreements with terms ranging from one to ten years and had transported approximately 142,000 patients. Mercy Air Service, Inc. ("Mercy"), the Company's wholly owned subsidiary, is an independent provider of air medical transportation services in southern California. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace products. Financial information for each of the Company's operating segments is included in the notes to the Company's attached consolidated financial statements in Item 8.

Flight Services Division

The Company's Flight Services Division provides its hospital clients with helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration (FAA) to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Flight Services Division conducts its operations using predominantly Instrument Flight Rules ("IFR") certified aircraft and IFR-rated pilots. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR)
Part 135 standards is the Company's responsibility. The hospital clients are responsible for providing medical personnel and all medical care. Under the typical operating agreement with a hospital, the Company earns approximately 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in the Company's hull and liability insurance premiums. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

In 1998 the Flight Services Division began operations under two new operating agreements in Flagstaff, Arizona, and Columbia, South Carolina. The division also began the process of expanding and upgrading its backup fleet of helicopters to service its customer base.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is a Customer Service Facility for Bell Helicopter, Inc. and an FAA Certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

Internationally, the Company relies on developing business relationships with strategic players in the medical industry within other countries to expand its aeromedical transportation business. The Company established its first international franchise in 1995 in Brazil with Unimed Air S/A ("Unimed Air"), a member of Brazil's largest healthcare cooperative, and commenced air medical operations in January 1996. The Company has assisted the franchise with aircraft selection and acquisition, medical interior and avionics installations, communications center consultation, and pilot and medical personnel training. The franchise agreement currently in effect provides for an initial acquisition price payable over 10 years plus annual royalties based upon a percentage of the venture's gross annual revenues. Revenue for the franchise is based on the number of subscribers to the service rather than on the volume of medical missions flown by the cooperative. The Company and Unimed Air negotiate agreements to provide other services, such as the manufacture and installation of medical interiors, independently of the franchise agreement. In 1998 Unimed Air discontinued services to two cities and one state and reduced its subscription rates to remain competitive.

The Company operates some of its domestic Flight Services Division contracts as well as its international franchise under the service mark AIR LIFEr and has successfully defended the service mark against infringement actions in Colorado and California. The aeromedical transportation industry identifies the service mark with the Company's high quality of customer support and standard of service.

Mercy Air Service

In July 1997 the Company acquired all of the common stock of Mercy Air Service, Inc., a California corporation, and substantially all of the net assets of Helicopter Services, Inc., a California corporation (together "Mercy"). Mercy has operated as an independent provider of aeromedical transportation services throughout southern California since 1988. Independent provider operations include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. Mercy operates eight helicopters under Visual Flight Rules in southern California and Las Vegas and is a leading provider of aeromedical transportation services in Orange, Riverside, San Diego, Kern, San Bernardino, and Los Angeles counties. Although Mercy does not contract directly with specific hospitals, it has long-standing relationships with several of the leading healthcare institutions. Revenue from Mercy's flight operations consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from Mercy's operations to fluctuate accordingly.

In 1998 Mercy expanded its operations into the Las Vegas market and introduced a second helicopter in San Diego. In August 1998 Mercy entered into a joint venture to provide air medical services in the Santa Barbara region. Under the joint venture agreement, Mercy provides medical staffing, dispatch, and medical billing and collection and shares equally in the net operating results of the venture with its partner.

Products Division

The Company's Products Division manufactures three main product lines: modular, multi-functional medical interiors; multi-mission interiors; and medical suites for fixed wing aircraft. The key features of the multi-functional and multi-mission interiors are the flexibility of the configuration, which can be easily converted for other transport needs, and the simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the Company to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. To optimize the efficiency of the design phase, the engineering department uses computer-aided design work stations and finite element analysis software. The Company also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals ("PMA's").

The Products Division markets its services and products both domestically and internationally to a variety of customers through an extensive network of marketing representatives. The division has custom designed most of its projects in accordance with specific customer contract requirements; however, with the development of the modular, multi-functional interior, the division has marketed and produced components individually for a variety of airframes. The Company maintains patents covering several products, including the Multi-Functional Floor, Articulating Patient Loading System, and Modular Equipment Frame, all of which were developed as part of the modular interior. The raw materials and components used in the manufacture of the interiors and other products are generally widely available from several different vendors.

In 1998 the U.S. Air Force awarded an estimated $2.3 million cost-reimbursable contract to the Products Division to develop a Spinal Cord Injury Transport System (SCITS). In addition, the U.S. Army completed operational tests on the Multi-Mission Medevac System developed by the Products Division for the UH-60Q Blackhawk helicopter. The division installed components of its multi-functional interior for eight commercial customers during the year, in addition to completing five medical interiors and various other projects for the Flight Services Division.

Competition

Competition in the aeromedical transportation industry comes primarily from four national operators: Corporate Jets, Inc.; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. Mercy also faces competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. Price is becoming a more significant element of competition as many healthcare organizations move toward consolidation and strict cost containment, reflecting the uncertainty concerning the future structure of healthcare providers.

The Company's competition in the medical interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features and performance, price, and weight of the product.

Marketing Strategy

The Company believes that demand for comprehensive medical transportation will continue to increase with the closing and consolidation of hospitals. The Company will pursue growth as an aeromedical transportation operator through responses to selected Requests for Proposal (RFP's) received from healthcare centers; through growing independent programs based on the Mercy model of operations; and through business combinations such as joint ventures, mergers and acquisitions. RFP's will be evaluated based upon the program's expected contribution to the Company's profitability objectives as well as on the potential increase in market share. The Company believes that consolidation within the aeromedical transportation industry is necessary to realize economies of scale and to spread the costs and risks of operation over a larger customer base. Cost pressures and other changes within the healthcare industry recently have led to the development of additional innovative approaches to aeromedical transportation, including the turn key or independent provider (IP) model.

In several of Mercy's service areas, local government agencies determine the distribution of call volume among competitors. Mercy plans to maximize its market share by developing strategic alliances with other operators in local markets and repositioning its aircraft. In addition, several governmental entities have competed against Mercy contrary to the provisions of their charters. Mercy will continue to lobby for change in the entities' practices.

The Company also intends to aggressively market its three aircraft interior product lines through its domestic and foreign marketing representatives to original equipment manufacturers as well as to aeromedical operators. The government aeromedical industry continues to be a market of primary importance, both domestically and internationally. Drawing on the development of the UH-60Q Multi-Mission Medevac System, the Products Division has positioned itself to obtain the anticipated UH-60Q production contract and to leverage the technology on a global basis. The Company believes that demand for medical aircraft interiors will focus on products which are easy to install, maintain, and operate and which can be rapidly converted to other uses.

Contracts in Process

As of December 31, 1998, the Company was completing the installation of medical interior systems for two Bell 214ST helicopters, production of modular medical interior components for 2 companies, production of a Bell 430 helicopter medical interior upgrade, and manufacture of modular medical interior components for three Bell 430 helicopters. Design work on the developmental phase of the SCITS program was also in process. All of these projects except for SCITS are scheduled for delivery in the first and second quarters of 1999; remaining revenue on all projects is estimated at $2.4 million. In addition, in the first quarter of 1999 the Products Division received contracts to produce medical interiors for a Bell 407, a Bell 430, and an MD902 helicopter totaling approximately $1.6 million. As of December 31, 1997, the portion of medical interiors and other products in process to be completed was $430,000.

Employees

As of December 31, 1998, the Company retained 367 full time and 71 part time employees, comprised of 150 pilots; 144 aviation machinists, A&P engineers and other manufacturing/maintenance positions; 77 flight nurses and paramedics; and 67 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's operating aircraft mechanics must possess FAA airframe and powerplant licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and Pediatric Advanced Life Support certifications.

The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company provides salary and benefits packages competitive with those offered by other providers of air medical services based on the individual qualifications of employees.

Government Regulation

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA; in addition, the medical interiors and other aerospace products developed by the Company are subject to FAA certification. The Company holds a Part 135 Air Carrier Certificate and Part 145 Repair Station (Maintenance and Avionics) Certificates from the FAA. In addition, Mercy holds its own Part 135 Air Carrier Certificate and Part 145 Repair Station Certificate from the FAA.

The Company cannot predict the impact of new or changed laws or regulations on the demand for aeromedical services in the future or the costs of complying with such laws and regulations.

ITEM 2.    PROPERTIES

Facilities

The Company leases its headquarters, consisting of approximately
60,000 square feet of office and hangar space, in metropolitan
Denver, Colorado at the Centennial Airport. The lease expires in March 2003 and the approximate annual rent is $472,000.

Mercy's headquarters consist of approximately 19,000 square feet of office and hangar space owned by the Company in Rialto, California. The Company pays minimal rent for the land at the airport where the facilities are located. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

Equipment and Parts

As of December 31, 1998, the Company managed and operated a fleet of 47 aircraft, consisting of 42 helicopters and 5 airplanes. Of these aircraft, the Company owns 25 helicopters and one airplane and leases 11 helicopters and one airplane. The Company operates 6 helicopters and 3 airplanes owned by client hospitals and other third parties in connection with existing aeromedical contracts. The composition of the Company's owned and leased helicopter and airplane fleets as of December 31, 1998, is as follows:

                  COMPANY OWNED AIRCRAFT (1)

                (Dollar amounts in thousands)
                                                    Net Book
     Type                 Number       Cost          Value

Helicopters:

     Bell 206 L-1            1      $     670      $     417
     Bell 206 L-3            4          3,579          2,494
     Bell 222A               1          1,883          1,009
     Bell 222B               1          1,691          1,572
     Bell 222UT             11         21,472         17,204
     Bell 407                2          3,646          3,434
     Bell 412                4         11,630          8,608
     BK 117                  1          5,895          3,554
                            --       --------      ---------
                            25         50,466         38,292

Airplanes:

     Cessna 421B             1            263            136
                            --       --------      ---------
TOTALS                      26       $ 50,729       $ 38,428
                            ==       ========      =========


                   COMPANY LEASED AIRCRAFT

                (Dollar amounts in thousands)


                                Remaining        Total Rents        Remaining
     Type            Number   Term in Years     Over Lease Life      Payments

Helicopters:

     Bell 206 L-3       1          1               $   1,751         $      36
     Bell 222B          1          2                     235               216
     Bell 222UT         3         10                   3,025             2,815
     Bell 407           4         10                   6,713             6,153
     Bell 412           1          4                   6,008             1,877
     Sikorsky S-76      1          1                   2,213                26
                       --                          ---------         ---------
                       11                             19,945            11,123
Airplanes:

     Pilatus PC-12      1         10                   2,911             2,911
                       --                          ---------         ---------
TOTALS                 12                          $  22,856         $  14,034
                       ==                          =========         =========

(1) Includes aircraft acquired under capital leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

The Company expects to hold its 1999 Annual Meeting of Stockholders in August 1999.

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


                 Year Ended December 31, 1998


          Common Stock                  High          Low

          First Quarter              $ 3  3/4      $ 2  22/32
          Second Quarter               5  1/8        3   3/8
          Third Quarter                4  7/8        3
          Fourth Quarter               3  7/8        2   1/2


                 Year Ended December 31, 1997


          Common Stock                 High           Low

          First Quarter              $ 3           $ 2  1/8
          Second Quarter               3             2
          Third Quarter                4  7/16       2  3/8
          Fourth Quarter               4  1/2        2  3/4



As of March 12, 1999, there were approximately 423 holders of record of the Company's common stock. The Company estimates that it has approximately 3,700 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Covenants under the Company's $2 million line of credit prohibit the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and its subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue for the year ended 1997 and 1998 increased in part as a result of the Company's acquisition of Mercy. See "Business - General" at Item 1 and "Management's Discussion and Analysis" at Item 7 of this report.

              SELECTED FINANCIAL DATA OF THE COMPANY
    (Amounts in thousands except share and per share amounts)

                                                                                                        Six Months
                                                                                                         Ended        Year Ended
                                                              Year Ended December 31,                  December 31,     June 30,
                                                1998          1997            1996          1995          1994           1994
Statement of Operations Data:
Revenue                                    $   48,699         38,977         30,257        30,122        13,871         27,898
Operating expenses:
 Operating                                     40,242         31,017         25,072        24,248        12,678         25,314
 General and administrative                     6,240          4,645          3,825         3,873         2,176          5,761
 Restructuring and other
   non-recurring                                    -              -              -             -             -          3,010
Other income (expense), net                    (1,960)        (1,619)        (1,052)       (1,042)         (872)          (888)
Extraordinary loss                                  -              -              -             -             -           (182)
                                           -----------     ----------     ----------    ----------    ----------     ----------
Net income (loss)                          $      257          1,696            308           959        (1,855)        (7,257)
                                           ===========     ==========     ==========    ==========    ==========     ==========
Basic and diluted income (loss) per
 common share                                     .03            .21            .04           .12          (.23)         (1.03)
                                           ===========     ==========     ==========    ==========    ==========     ==========
Weighted average number of shares
 of Common Stock outstanding - basic        8,202,668      8,121,395      8,100,545     8,071,010     8,023,225      7,056,445
                                           ===========     ==========     ==========    ==========    ==========     ==========
Weighted average number of shares
 of Common Stock outstanding - diluted      8,449,904      8,188,547      8,259,154     8,186,804     8,023,225      7,056,445
                                           ===========     ==========     ==========    ==========    ==========     ==========





                                            As of December 31,
                               1998      1997     1996    1995     1994
Balance Sheet Data:
Total assets                  $60,776   59,869   45,389  42,586   48,134
Long-term liabilities          28,140   29,013   19,354  16,329   18,375
Stockholders' equity           21,671   21,213   19,428  19,062   18,031

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy's operations, continued royalty revenue from Unimed Air, Year 2000 compliance issues, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations and the heading "Outlook for 1999" thereunder, and in other sections of this report, as well as in the Company's Quarterly reports on Form 10-Q.

Results of Operations

Year ended December 31, 1998 compared to 1997

The Company reported net income of $257,000 for the year ended December 31, 1998, compared to $1,696,000 for the year ended December 31, 1997. The change in operating results is primarily attributable to costs invested in the start-up of new operations for the Flight Services Division and Mercy and other factors discussed below. Start-up costs include flight and medical crew salaries and training and aircraft ownership expenses, such as interest and lease expense.

Flight revenue increased $9,027,000 or 26.6% from $33,969,000 for the year ended December 31, 1997, to $42,996,000 for the year ended December 31, 1998. The increase is primarily due to flight revenue of $14.8 million from Mercy's operations in 1998 compared to $6.4 million generated by Mercy from the acquisition date through December 31, 1997. Revenue for Mercy in 1998 also included $1.4 million from operations at two new locations in Las Vegas and San Diego. Flight revenue from the Company's Flight Services Division increased 2.1% for the year ended December 31, 1998, due to annual price increases in the contracts and the addition of two new contracts, offset in part by the expiration of a contract in May 1998. Revenue flight hours on continuing contracts remained basically unchanged in 1998 as compared to 1997. Flight revenue is recorded net of contractual allowances under agreements with third-party payers.

Sales of medical interiors and products decreased $60,000 or 1.8% from $3,350,000 for the year ended December 31, 1997, to $3,290,000 for the year ended December 31, 1998. Significant projects in 1998 included SCITS design work for the U.S. Air Force and the manufacture of electrical system components for the HH-60G helicopter. Revenue by product line was as follows:

-   $90,000 - design and manufacture of multi-mission interiors
- $1,594,000 - manufacture and installation of modular, multi-functional medical interiors
-   $1,606,000 - design and manufacture of other aerospace products

Significant projects in 1997 included the design and manufacture of Multi-Mission Medevac Systems for the U.S. Army UH 60Q helicopter and the manufacture of electrical system components for the HH-60G helicopter. Revenue recognized in 1997 consisted of the following:

-  $1,489,000 - design and manufacture of multi-mission interiors
- $778,000 - manufacture and installation of modular, multi-functional medical interiors
-  $1,083,000 - manufacture of other aerospace products

Cost of medical interiors decreased by 7.1% for the year ended December 31, 1998, as compared to the previous year, reflecting the completion of the developmental phase of the multi-mission interior for the UH-60Q helicopter in 1997. The Company has not invested in any similar developmental costs in 1998; the only developmental project currently in process, the SCITS program, is a cost reimbursable contract. All other significant projects in process or completed during the year, with the exception of the electrical system components and the avionics installation, represent adaptations of the multi-mission or modular medical interiors.

The increases in parts and maintenance sales and services in 1998, as compared with 1997, are due to the acquisition of Mercy in July 1997. Mercy provides helicopter maintenance services and parts to customers primarily in Southern California. Cost of parts and maintenance sales and services also increased correspondingly in 1998.

The Company recognized revenue of $275,000 from its Brazilian franchise during 1998, compared to $428,000 in 1997. The decrease is due to a decline in the number of subscribers as the Brazilian franchise has eliminated services to two cities and one state since 1997. In 1998 the franchise reduced its subscription rates to remain competitive and membership levels stabilized.

In 1998 the Company recognized net gains totaling $873,000 on the disposition of assets, including $870,000 from an insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998. In 1997 net gains totaled $277,000, including $61,000 on the sale of an aircraft to the Company's Brazilian franchisee and $255,000 from the insurance settlement for one of the Company's helicopters destroyed in a crash in December 1997.

Flight center costs, consisting primarily of pilot and mechanic salaries and fringe benefits, increased 40.3% in 1998 compared to 1997. Mercy's flight center costs increased $2,734,000 in 1998, reflecting a full year of operations compared to five months in 1997 and the expansion of operations into three new locations. Without the effect of the Mercy acquisition, flight center costs increased 14.8% in 1998 as a result of the addition of two new hospital contracts and merit pay increases in salaries. The change in flight center costs for 1998 also includes an increase in workers compensation expense due to the impact of the helicopter accidents on the Company's workers compensation insurance rates through June 30, 1998.

Aircraft operating expenses increased 28.6% for the year ended December 31, 1998, compared to 1997. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Expenses for Mercy's operations totaled $4,242,000 for the twelve months ended December 31, 1998, compared to $1,092,000 for five months in 1997. Expenses for Mercy in 1998 included $388,000 for two aircraft added to the fleet to expand operations into new locations. Absent the impact of the Mercy transaction, aircraft operating expenses decreased 1.4% in 1998. Costs of approximately $313,000 attributable to four aircraft added to the Company's fleet since last year were offset by a reduction in the Company's hull insurance rates effective July 1, 1997.

Aircraft rental expense increased 28.1% for the year ended December 31, 1998, compared to 1997. Lease expense for three aircraft added to the Company's fleet since 1997 totaled approximately $190,000 in 1998. The increase in rental expense also reflected a full year of expense for four aircraft, including two in Mercy's fleet, which were added during 1997.

Depreciation and amortization expense increased 14.6% for the year ended December 31, 1998. The addition of Mercy's aircraft and equipment increased depreciation by $494,000 in 1998. Excluding the impact of the Mercy acquisition, depreciation and amortization expense remained relatively unchanged during 1998.

The Company estimates bad debt expense during the period in which related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 73.2% for 1998 compared to 1997, reflecting the impact of twelve months of activity for Mercy compared to five months in 1997. Mercy invoices patients and their insurers directly for services rendered rather than invoicing hospital customers. Bad debt expense related to the Flight Services Division was not significant in either 1998 or 1997.

In the third quarter of 1998, the Company entered into a joint venture to provide air ambulance services in the Santa Barbara region of California. Under the agreement, Mercy will provide medical staffing, dispatch, marketing, and medical billing and collection functions. The Company shares in the net income or loss of the joint venture equally with its partner. For the year ended December 31, 1998, other operating expenses reflect a loss of $101,000 recognized from the operations of the joint venture.

The 34.3% increase in general and administrative expenses for the year ended December 31, 1998 compared to the year ended
December 31, 1997, reflected the impact of the Mercy transaction. Excluding Mercy's expenses, general and administrative expenses would have increased 11.1% in 1998. This increase is primarily due to changes in administrative and human resources staffing to manage the expanded employee base with the acquisition of Mercy and the addition of new hospital contracts. General and administrative expenses for 1998 also included approximately $100,000 for the Company's additional safety training and review programs implemented during the year in response to the helicopter accidents.

Interest expense increased 22.5% in 1998 compared to 1997. Interest expense for new debt incurred in the acquisition of Mercy totaled approximately $1,051,000 in 1998, compared to $444,000 in 1997. The impact of debt related to the Mercy transaction was offset in part during 1998 by the refinancing of notes totaling approximately $5.2 million at reduced interest rates and by the pay-down of long-term debt and capital lease obligations.

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

Sales of medical interiors and products increased $292,000 or 9.5% from $3,058,000 for the year ended December 31, 1996, to $3,350,000 for the year ended December 31, 1997. Significant projects for the year included the design and manufacture of four Multi-Mission Medevac Systems for the U.S. Army UH-60Q helicopter and the manufacture of electrical system components for the U.S. Air Force HH-60G helicopter. Revenue by product line consisted of the following:

-    $1,489,000 - design and manufacture of multi-mission interiors
- $778,000 - manufacture and installation of modular, multi-functional medical interiors
-    $1,083,000 - manufacture of other aerospace products

Significant projects in 1996 included the design of a medical interior for a Lockheed L-1011 aircraft, the manufacture of a Bell 412 medical interior, and the design of medical interior systems for the U.S. Army UH-60Q helicopter. Revenue consisted of the following:

-    $721,000 - design and manufacture of multi-mission interiors
- $1,278,000 - manufacture and installation of modular, multi-functional medical interiors
-    $1,036,000 - design of fixed wing medical suites
-    $23,000 - manufacture of other aerospace products

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

The Company recognized revenue of $428,000 from its Brazilian franchise during 1997, compared to $262,000 in 1996. Revenue recognized in 1997 represents royalties earned on franchise operations while revenue in 1996 was primarily the second minimum installment of the 10-year franchise agreement. Under the exclusive franchise agreement, the Brazilian company purchased the right to use the trademarks and expertise of the Company to provide air medical services in Brazil, in exchange for an acquisition price of $2,250,000 payable over 10 years plus annual royalties based on gross revenues. The franchise commenced air operations in January 1996 and generated $178,000 in royalties from operations in 1997 in addition to the third installment of the initial acquisition price.

In 1997 the Company recognized net gains totaling $277,000 on the disposition of assets, including $61,000 on the sale of an aircraft to the Company's Brazilian franchisee and $255,000 from the insurance settlement for one of the Company's helicopters destroyed in a crash in December 1997.

Flight center costs increased 22.3% in 1997 compared to 1996. The acquisition of Mercy caused an increase of $1,480,000 in 1997. Without the effect of the Mercy transaction, flight center costs increased 4.0% in 1997 as a result of increases in pilot and mechanic salaries for merit pay raises. Costs in 1997 also reflected approximately $50,000 to adjust workers compensation expense for the expected impact of the helicopter crash on the Company's workers compensation insurance rates.

Aircraft operating expenses increased 25.6% for the year ended December 31, 1997, compared to 1996. The Company added 11 helicopters to its fleet subsequent to December 31, 1996, including 7 acquired in the Mercy transaction. Absent the impact of the Mercy transaction, aircraft operating expenses increased 12.6%, reflecting higher repair and maintenance costs driven in part by a 2.6% increase in total flight hours for 1997. Repair and maintenance costs in 1997 also included the cost of overhauling a Bell 412 combining gearbox, a Bell 206 engine, and a Bell 222 transmission prior to their scheduled overhaul dates.

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

Bad debt expense increased in 1997 compared to an immaterial amount in 1996 because Mercy invoices patients and their insurers directly for services rendered rather than invoicing hospital customers.

The increase in general and administrative expenses for the year ended December 31, 1997, compared to the corresponding periods in 1996 reflects the impact of the acquisition of Mercy. Without the acquisition, general and administrative expenses would have increased 2.8%.

Interest expense increased 41.6% in 1997 compared to 1996 due to the addition of debt related to the acquisition of Mercy in July
1997. New debt included $10.2 million at 9.52% interest secured by Mercy's fleet.

Interest income decreased 30.5% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The decrease is due in part to the settlement of notes receivable from Mercy to the Company in July 1997 at the acquisition date.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,407,000 and working capital of $962,000 as of December 31, 1998, compared to cash and cash equivalents of $3,396,000 and working capital of $2,909,000 at December 31, 1997. The decreases reflect the Company's investment in additional equipment, including new aircraft medical interiors, to support its expanded operations, as well as the pay-down of long-term debt and capital lease obligations. The Company's cash position was also affected by financing accounts receivable for Mercy's new programs. Mercy invoices patients and their insurers directly for services rendered and collections typically lag at least 90 days from the date of service.

In October 1998 the Company renewed an agreement with a financial institution for a $2 million line of credit with a two-year term and an interest rate of prime plus .25% to supplement cash flow from operations if necessary. The agreement requires the Company to maintain a zero balance on the line for 30 days during each year and to pay an annual commitment fee. The line has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreement; as of December 31, 1997, the Company was in compliance with or had received waivers for noncompliance with all covenants. The Company had drawn $425,000 against the line at December 31, 1998.

In July 1998 the Company renewed an agreement with a financial institution for a $700,000 line of credit with a one-year term and an interest rate of prime plus .50%. This line also has various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral and which require the Company to maintain certain financial ratios as defined in the agreement. As of December 31, 1998, the Company was in compliance with all covenants and had drawn $700,000 against the line.

In October 1998 the Company entered into a $1.2 million note payable with a company with interest at 6.85% to provide additional working capital and to fund the start up operations for Mercy and the Flight Services Division. The note is collateralized by a Bell 222 helicopter.

As of December 31, 1998, the Company held unencumbered aircraft with a net book value of $3.3 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled with continued favorable results of operations will allow the Company to meet its obligations in the coming year.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt of $1.1 million and $3.1 million are due in 2003 and 2007, respectively.

Outlook for 1999

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Flight Services Division

In the first quarter of 1999, the Company extended an operating agreement due for renewal at the end of 1998 with a hospital client for an additional 10 years, pending execution of final contract. No other contracts are due for renewal in 1999. The Company expects 1999 flight activity at current hospital customers to remain consistent with historical levels and to begin operations under one new contract in the first quarter of 1999. Start up costs associated with the contract extension and the new contract will be incurred primarily in the first quarter of 1999.

The Company anticipates a reduction of as much as 50% in operating royalties generated by Unimed Air, its Brazilian franchisee, in 1999 due to negotiated reductions in fees caused by the recent devaluation of the Brazilian currency.

Mercy Air Service

The El Nino weather pattern adversely impacted Mercy's flight volume in the first quarter of 1998 because the Visual Flight Rules certified aircraft were unable to fly during the periods of heavy rain. The Company expects flight volume for Mercy's operations to return to historical levels in 1999 with increases for a full year of operations at its two new locations in Las Vegas and San Diego. In the first quarter of 1999 Mercy further expanded its operations in San Diego with the purchase of the business operations of another air ambulance service provider. The Company does not expect to incur additional start up costs for Mercy operations in 1999.

Products Division

The Company expects to complete the following projects in the first quarter of 1999: installation of medical interior systems for two Bell 214ST helicopters, production of modular medical interior components for 2 companies, and production of a medical interior upgrade on a Bell 430 helicopter. Revenue related to the manufacture of modular medical interior components for three Bell 430 helicopters will be recognized during the first and second quarters of 1999. Design work on the developmental phase of the SCITS program for the U.S. Air Force will continue throughout 1999. In the first quarter of 1999 the Products Division received contracts to produce medical interiors for Bell 407, Bell 430, and MD902 helicopters. Revenue from all of these projects is expected to total approximately $4.1 million in 1999.

The Multi-Mission Medevac System developed by the Company for the U.S. Army UH-60Q helicopter completed the final operational test conducted by the Army in the third quarter of 1998. The Army is expected to issue a "Type Classification" certificate in the first half of 1999 which will allow the Company to market the product to other entities. The Department of Defense has allocated funds for and approved seven additional multi-mission medical interior systems. Authorization to produce and deliver these units is expected in 1999. Orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1999 or in future periods.

The Products Division completed two major design reviews on the SCITS program in 1998, with one more comprehensive review scheduled in the first half of 1999. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 1999 or in future periods.

There can be no assurance that the Company will continue to renew operating agreements for the Flight Services Division, generate new profitable contracts for the Products Division, or expand flight volume for Mercy. In addition, there can be no assurance that Unimed Air will continue to generate royalties from operations. However, based on the anticipated level of flight activity for its hospital customers and Mercy and the backlog of projects for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 1999.

Year 2000 Update

The Year 2000 issue ("Y2K") results from computer programs being written using two digits rather than four to designate a year. Date-sensitive systems may fail to process dates correctly after December 31, 1999, possibly resulting in major system failure or miscalculations.

State of Readiness

The Company has formed a corporate-wide Y2K project team led by the information services manager and supervised by the Chief Financial Officer to ensure an uninterrupted transition to the year 2000 by assessing, modifying, and testing information technology (IT) and non-IT systems. IT systems include the Company's software and hardware; non-IT systems include embedded chip technology in various manufacturing equipment, avionics systems, utilities, and communication systems. The team has categorized the Company's systems into mission critical and non-critical systems based on the expected impact of failure or malfunction on the Company's operations. Evaluation of the Company's systems to determine Y2K compliance will be completed by the end of the second quarter of 1999.

The Company uses primarily software programs written and updated by outside firms, and Y2K upgrades are covered under standard maintenance contracts. The Company has received vendor representations of Y2K compliance for approximately 75% of its mission-critical software as of December 31, 1998. The remaining 25% will be addressed with the vendors prior to the end of the second quarter of 1999.

The Company has been in contact with the primary manufacturers of its airframe and avionics equipment to determine the impact of imbedded chip technology on the Company's flight systems. The airframe manufacturer has completed initial tests of its products and has not identified significant Y2K issues. The avionics manufacturer has identified potential problems and the expected dates those problems may be experienced in its equipment. Initial review of these communications indicates that imbedded chip technology will not cause the Company's fleet to be grounded as a result of Y2K issues. Evaluation of the Company's mission critical systems will include an analysis of the cost of replacing airframe or avionics equipment compared to the associated risk of failure or malfunction. Although the Company has evaluated its airframe and avionics equipment based on the vendor communications, there can be no assurance that all Y2K issues have been identified or that the equipment will perform without interruption in the year 2000.

The Company has begun the development of a standard questionnaire for significant suppliers and customers to determine the status of their Y2K programs. The Company has not yet determined the full extent to which it is vulnerable to the failure of vendors or customers to address Y2K compliance issues.

Costs of Year 2000 Compliance

Because most of the software updates related to Y2K compliance have been covered by the Company's existing maintenance contracts, the amounts expensed in 1998 were immaterial. Total capitalized costs associated with hardware and software upgrades were approximately $121,000 for the year ended December 31, 1998, including costs associated with new systems which will be Year 2000 compliant even though such compliance was not the primary reason for installation. The Company has not used and does not plan to employ independent contractors to assess or test Y2K compliance. The process for tracking internal costs, primarily salaries and benefits for employees dedicating time to Y2K compliance issues, does not capture all of the costs of Y2K compliance. Management expects, but makes no assurance, that changes required for Y2K will not have a material adverse effect on its financial position or results of operations. The Company expects to fund the cost of Y2K compliance through operating cash flows.

Risks Associated with Year 2000

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

At the present, the Company is unable to develop a most reasonably likely worst case scenario for failure to achieve Year
2000 compliance. With the completion of the evaluation phase of the Y2K project, the Company will be better able to determine such a scenario.

Contingency Plans

The Company does not currently have in place contingency plans if Year 2000 issues are not resolved in time or go undetected. The Company will develop contingency plans as it considers necessary as a result of completion of the evaluation of IT and non-IT systems and vendor and customer surveys.

The Company can give no assurance that it can identify and correct all Year 2000 issues which may affect operations. In addition, the Company can give no assurance that vendors, customers, public utilities, governmental agencies, or other service providers will not experience Year 2000 problems which may have a material adverse impact on the Company's operations. Forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's cautionary statement regarding forward-looking statements contained on page 9 of this report, which is provided under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

New Accounting Standards

In June 1998 the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of December 31, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Summary information concerning the Company's current directors and executive officers as of December 31, 1998, is set forth below:

                                                                                    Class/Year
                                                                                     Term as
                                                                                     Director
Name                            Age     Position                                   Expires (1)
George W. Belsey                 59     Chairman of the Board and Chief               I/2001
                                        Executive Officer
Joseph E. Bernstein              49     Director                                     III/2000
Ralph J. Bernstein               40     Director                                     III/2000
Liam F. Dalton                   38     Director                                      I/2001
Samuel H. Gray                   61     Director                                     II/1999
MG Carl H. McNair, Jr.           64     Director                                      I/2001
Lowell D. Miller, Ph. D.         65     Director                                     III/2000
Roy L. Morgan                    63     Co-Founder and Director                      II/1999
Donald R. Segner                 72     Vice-Chairman of the Board                    I/2001
Morad Tahbaz                     43     Director                                     II/1999
David Dolstein                   50     President, Mercy Air Service, Inc.             N/A
Maurice L. Martin, Jr.           51     Vice President, Flight Services                N/A
                                        Division
Michael G. Prieto                43     Vice President, Products Division              N/A
Aaron D. Todd                    37     Secretary, Treasurer, and Chief                N/A
                                        Financial Officer

____________________

(1) Refers to the calendar year in which the annual meeting of stockholders is contemplated to be held and at which the term of the pertinent director class shall expire.


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

     Mr. Joseph E. Bernstein became a Director of the Company in February 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and a Managing Director of Americas Tower Partners, the developer of Americas Tower, a one million square foot, 50-story office tower in New York City. Since 1981, he has been a principal of The New York Land Company, working on real estate development and acquisitions. Previously, he worked on corporate and international tax matters at Cahill/Gordon & Reindel (1975-1978) and Rosenman & Colin (1978-1981). He started his own international tax practice, Bernstein & Carter, in 1981 and has published a number of articles on corporate and international tax law. He holds a Bachelor of Arts Degree in Economics and a Bachelor of Science Degree in Agricultural Business Management from the University of California at Davis, a Juris Doctor from the University of California at Davis School of Law, a Master's Degree in Finance from the University of California at Los Angeles Graduate School of Management, and a Master of Laws' Degree in Taxation from the New York University Graduate School of Law.

     Mr. Ralph J. Bernstein became a Director of the Company in February 1994. Mr. Bernstein is a co-founder and General Partner of Americas Partners, an investment and venture capital firm, and, since 1981 has been responsible for the acquisition, renovation, development and financing of several million square feet of commercial space. Mr. Bernstein started his career in agribusiness with a large European multi-national trading and real estate development company, where he was later responsible for that company's U.S. real estate activities. He holds a Bachelor of Arts Degree in Economics from the University of California at Davis.

     Mr. Liam F. Dalton became a director of the Company in December 1996. He is the Chief Executive Officer of Dalton & Pemberton Associates, an investment management company.
Mr. Dalton manages individual, institutional and profit sharing portfolios and acts as the general partner of an U.S. limited partnership, Spruce Partners, which is engaged in securities trading. Since 1991, Mr. Dalton has been a principal of Axiom Capital Management, Inc. ("ACMI"), a National Association of Securities Dealers, Inc. member firm registered with the Securities and Exchange Commission as a broker-dealer. From 1983 through 1988, Mr. Dalton was a Managing Director at Bear,
Stearns & Co. in the Equities and Fixed Income Area. Mr. Dalton received his B.A. in Economics from the University of Vermont in 1982.

     Mr. Samuel H. Gray was appointed as a director of the Company in March 1991. Since 1989, he has been Chief Executive Officer of The Morris Consulting Group, Inc., a health care industry consulting firm. From 1983 to 1989, Mr. Gray served as President and Chief Executive Officer of Kalipharma, Inc., a multi-source pharmaceutical company. From 1975 to 1983, Mr. Gray served as Executive Vice President of Sales and Marketing for G.D. Searle and Company, Inc. ("Searle") where he was responsible for pharmaceutical marketing, the consumer products division of Searle, and Searle-Canada, Ltd. In addition, his responsibilities included distribution, customer service, clinical research management, licensing and acquisitions, public relations and worldwide strategic marketing planning. He has served as a director of Searle; Searle Canada, Ltd.; Kalipharma; Kali-Duphar, Inc.; and the National Association of Pharmaceutical Manufacturers. He is a past member of the National Wholesale Druggist Association's Industry Advisory Committee and has served on the Advisory Board of Pharmaceutical Executive magazine. In 1959, Mr. Gray received a Bachelor of Science Degree from the University of Florida.

     Major General Carl H. McNair, Jr. (Ret.) was appointed to the Board of Directors in March 1996 as a Class I director. He currently serves as Corporate Vice President and President, Enterprise Management, for DynCorp, a technical and professional services company headquartered in Reston, Virginia, where he is responsible for the company's core businesses in facility management, marine operations, test and evaluation, administration and security, and biotechnology and health services. From 1987 to 1990, General McNair was Vice President, Army Programs, with Burdeshaw Associates, Ltd., a professional services firm in Bethesda, Maryland. For more than 32 years he served the United States Army in Research and Development, Infantry, and Army Aviation in both command and staff positions, including Deputy for Aviation to the Assistant Secretary of the Army (Research, Development and Acquisition), Aviation Officer, U.S. Army, and Commanding General, U.S. Army Aviation Center. Achieving the rank of Major General, he culminated his military career in 1987 as Chief of Staff, U.S. Army Training and Doctrine Command, Fort Monroe, Virginia. A Master Aviator with commercial, fixed wing, rotary wing, and multi-engine instructor ratings, his aerial combat service spanned six campaigns in the Republic of Vietnam during which he accrued over 1,500 combat flying hours serving as Commander to both an Assault Helicopter Company and a Combat Aviation Battalion. General McNair's academic credentials include a Bachelor of Science Degree in Engineering from the U. S. Military Academy at West Point, and both a Bachelor Degree and Master's Degree in Aerospace Engineering from Georgia Institute of Technology as well as a Master of Science Degree in Public Administration from Shippensburg University. For academic achievement in aerospace, McNair was elected to Sigma Gamma Tau, a national honorary engineering fraternity.

     Dr. Lowell D. Miller was named a director of the Company in June 1990. Since 1989, Dr. Miller has been involved with various scientific endeavors including a pharmaceutical consulting business. From 1973 to 1989, Dr. Miller was employed by Marion Laboratories, Inc. ("Marion"), serving as Senior Vice President - Research and Development (1987 - 1989), Vice President - Research and Development (1977-1987), and Director of Scientific Affairs (1973-1977). Until his retirement in late 1989, Dr. Miller was responsible for all research, development and process development functions, new product opportunities and management of clinical trials and regulatory affairs, and served as Marion's Chief Scientist. He also served as a member of Marion's Board of Directors from November 1981 to November 1982 and as an Advisory Director from November 1982 to November 1983. The University of Missouri awarded Dr. Miller a Bachelor of Science Degree in 1957 as well as a Master's Degree in Biochemistry in 1958 and Biochemistry Doctorate Degree in 1960. Dr. Miller has been named Alumnus of the Year by the University of Missouri in Columbia, Missouri.

     Mr. Roy L. Morgan is one of the three founders of Air Methods-Colorado, and was the President, Chief Executive Officer and a director from the inception of Air Methods-Colorado in July 1980 until November 1991. In November 1991, he became President and a director of the Company. Although he continues in his capacity as a director, Mr. Morgan resigned as President
effective December 31, 1994.   Prior to his service with Air
Methods-Colorado, Mr. Morgan was employed as a helicopter pilot for Public Service Company of Colorado (1969-80), as director of operations and chief pilot for Key Aviation (1964-69), and as quality control supervisor on the Atlas missile program for Convair Astronautics (1960-64). Mr. Morgan began his career at Boeing Airplane Company, involved in B-52 experimental development (1957-60). Mr. Morgan holds a number of pilot certificates including Airline Transport Pilot for Airplane Multi-Engine Land, Commercial Helicopter - Instrument Rated, Commercial Airplane for Land and Sea, and Glider, as well as Flight Instructor for all of the above. He has more than 18,850 flight hours, 12,000 of them in helicopters. Mr. Morgan has a Bachelor of Science Degree in Aviation Management from Metropolitan State College in Denver, Colorado.

     Mr. Donald R. Segner has served as a director of the Company since February 1992 and as Vice Chairman since April 1994.
Mr. Segner has over 55 years of aviation and transportation related experience in diversified positions involving operational, flight testing, aircraft design and development and senior managerial responsibilities. Entering the military service in 1943, he was commissioned in the U.S. Marine Corps as a Naval Aviator in 1946. He served in combat in Korea and later as a military test pilot. Mr. Segner accumulated over 7,000 flight hours in over 150 types and models of aircraft. After entering private industry in 1962, Mr. Segner served as Chief Test Pilot, Manager of Advance Design and Program Manager of a major aerospace firm. In April 1981, Mr. Segner was appointed by President Reagan to the Federal Aviation Administration (FAA) as an Associate Administrator. With the advent of the Air Traffic Controller's strike in September 1981, he was given the additional responsibilities to develop, direct and control the process of allocating airspace system use by all airlines and airspace system users. Following the destruction of Korean Airline Flight 007 in 1983, he was further assigned to the White House to head the investigation of the KAL 007 shootdown and to act as Chief Delegate for the U.S.A. to the United Nations International Civil Aviation Organization (ICAO) on this matter. Later he was assigned as the United States, Chief of Delegation, by the Secretary of State, to negotiate an agreement, among the U.S.A., USSR and Japanese governments, to improve and implement future air travel safety along the North Pacific air routes.
Mr. Segner has served as a director on the Board of several aviation corporations, as an advisor to NASA, and the on the Advisory Board to the University of Southern California
Institute of Systems and Safety Management. He is a past president of the Society of Experimental Test Pilots. Undergraduate education was received at the University of the Pacific. Graduate work was performed at the U.S. Naval Post Graduate School, Monterey (Aero) and the University of Southern California School of Business. He is a graduate of the U.S. Navy Test Pilot School. Mr. Segner has received numerous awards recognizing his contributions to the aviation community, including the AIAA's Octave Chanute Award, the SETP's Kincheloe Award, FAA Administrator's Award, the FAA Superior Achievement Gold Medal, and the Distinguished Flying Cross for valor in combat. Mr. Segner is a Fellow in the Society of Experimental Test Pilots.

     Mr. Morad Tahbaz was elected to the Board of Directors in February 1994. He is a co-founder and General Partner of Americas Partners, an investment and venture capital firm.
Mr. Tahbaz serves as a Managing Director of Americas Tower Partners, the developer of Americas Tower, a one million square foot, 50-story office tower in New York City. Since 1983,
Mr. Tahbaz has also served as Senior Vice President of The New York Land Company, a real estate acquisitions and development firm. From 1980 to 1982, he was the Project Manager for Colonial Seaboard, Inc., a residential development company in New Jersey. Mr. Tahbaz received his Bachelor's Degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master's Degree in Business Administration from Columbia University Graduate School of Business. Mr. Tahbaz lectured on real estate development and finance at the Columbia Graduate School of Business from 1984 to 1988.

     Mr. David L. Dolstein joined the Company with the July 1997 acquisition of the wholly owned subsidiary, Mercy Air Service, Inc. Mr. Dolstein's position of President of Mercy Air Service is a continuation of his responsibilities preceding the acquisition. Previous experience includes Executive Vice President, Mercy Air Service, from January 1995 to December 1996. Before Mercy Air Service, Rocky Mountain Helicopters, Inc. employed Mr. Dolstein in their Air Medical Division from January 1981 through December of 1994. Positions included: Executive Director, Vice President, Director of Marketing, Associate Director, Regional Manager and Air Medical Pilot. Mr. Dolstein received a Bachelor of Science degree in 1974 from Central Missouri State University with postgraduate studies in Industrial Safety. His aviation background includes employment as a pilot by Bell Helicopter International's Training Command, Isfahan, Iran (1975 to 1979) and United States Army Aviation (1967 to 1975).

     Mr. Maurice L. Martin, Jr. currently serves the Company as Vice President of the Air Medical Services Division and Director of Operations. Since 1982, he has served in several other positions with Air Methods including Area Manager and pilot.
Mr. Martin has 17 years of aviation management experience and 12 years' experience in medical aircraft transport management. Prior to joining Air Methods, Mr. Martin was a commercial helicopter pilot (1979-82), an instructor pilot and standardization officer of the 102nd Air Rescue and Recovery Squadron in New York (1975-79), and an aircraft commander in the United States Air Force (1971-75). Mr. Martin holds pilot certificates including Airline Transport Pilot for Helicopters and Certified Flight Instructor for Helicopters. He has served as a FAA Check Airman and has over 4,100 flight hours, mostly in helicopters. Mr. Martin has a Bachelor of Science Degree in International Affairs from the United States Air Force Academy
(1970) and a Master's Degree from Covenant Theological Seminary in St. Louis, Missouri (1982).

     Mr. Michael G. Prieto was named Vice President of Engineering & Manufacturing of the Company in January 1994 and subsequently Vice President of the Products Division in June 1994. From 1988 to 1994, Mr. Prieto served in various roles with General Dynamics/Lockheed Corp. but primarily as Manager of Manufacturing Engineering for the F-16 Fighter program. From 1977 to 1988, he was employed by John Deere Co. with management roles in engineering, manufacturing, and marketing. Mr. Prieto received a Bachelor of Science degree in 1977 from the University of Missouri. Mr. Prieto is a member of the American Society of Mechanical Engineers, the Society of Manufacturing Engineers, the American Production and Inventory Control Society, the American Management Association, and the National Management Association.

     Mr. Aaron D. Todd joined the Company as Chief Financial Officer in July of 1995 and was appointed Secretary and Treasurer during that same year. From 1994 to 1995, Mr. Todd served as Vice President of Finance of Centennial Media Corporation, a Colorado publishing company, where he was responsible for all financial and accounting functions. From 1986 to 1994, Mr. Todd was employed by KPMG LLP, a certified public accounting firm, in Denver, Colorado. Six of those years included serving on the Company's account in various capacities, including Senior Manager. Mr. Todd holds a Bachelor of Science Degree in Accounting from Brigham Young University.

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company in 1998 to the Chief Executive Officer and each of the other executive officers whose annual salary and bonus for 1998 exceeded $100,000. The table shows compensation received during 1996, 1997 and 1998.


                                     Annual Compensation               Long Term Compensation


                                                                  Securities
                                                                  Underlying            All Other
Name and Position                   Year        Salary ($)        Options (#)       Compensation ($)(1)
George W. Belsey                    1998         189,999              --                 4,750
  Chairman and Chief                1997         165,000              --                 3,960
  Executive Officer                 1996         165,000(2)           --                 3,402

David L. Dolstein                   1998         135,000              --                 2,696
  President, Mercy Air              1997          54,487(3)         50,000                 --
  Service, Inc.                     1996            --                --                   --

Maurice L. Martin, Jr.              1998         145,000              --                 3,625
  Vice-President, Flight            1997         135,000              --                 3,240
  Services Division                 1996         130,000(2)           --                 2,450

Michael G. Prieto                   1998         135,000              --                 3,317
  Vice-President, Products          1997         115,000              --                 2,760
  Division                          1996         115,174(2)           --                 2,579

Aaron D. Todd                       1998         135,000              --                 3,375
  Chief Financial Officer           1997         116,192            30,000               2,759
  Secretary and Treasurer           1996          95,000            30,000                 269



(1) Consists of employer matching contributions under the Company's 401(k) Plan.
(2)  Excludes cash payments for accrued vacation time as follows:
     Belsey - $6,346; Martin - $5,000; Prieto - $2,211
(3)  Mr. Dolstein began his employment with the Company in July 1997.


Stock Option Plan

The Company has a Stock Option Plan (the "Employee Option Plan"), in which all full-time employees, directors and consultants of the Company are eligible to participate. As of December 31, 1998, options to purchase a total of 1,675,196 shares were outstanding under the plan. The Employee Option Plan currently authorizes the grant of options to purchase an aggregate of 2,500,000 shares of Common Stock. The Employee Option Plan provides for the grant of incentive stock options, as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-incentive stock options, stock appreciation rights and supplemental bonuses.

The following table presents for 1998 certain information regarding stock options held by the named executive officers.


          Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                          Shares
                         Acquired                  Number of Securities         Value of Unexercised
     Name                  On        Value       Underlying Unexercised            In-the-Money
                         Exercise   Realized      Options at FY-End (#)         Options at FY-END ($)
                           (#)         ($)      Exercisable/Unexercisable    Exercisable/Unexercisable(1)
George W. Belsey          --          --           300,000 / -0-                   -0- / -0-
David L. Dolstein         --          --           16,667 / 33,333                 -0- / -0-
Maurice Martin, Jr.     15,000       15,000        35,000 / -0-                    -0- / -0-
Michael G. Prieto         --          --           50,000 / -0-                    -0- / -0-
Aaron D. Todd             --          --           40,669 / 20,000                 -0- / -0-


(1)  Amounts represent the fair market value of the underlying Common
     Stock at December 31, 1998 of $2.69 per share less the exercise price.


Employment Agreements

 In June 1994, the Company entered into an Employment Agreement with Mr. Belsey for an initial term of five years, subject to successive one-year extensions by written agreement of both parties. The Agreement may be terminated by either party without cause upon 30 days' written notice and provides for a severance payment equal to one year's base salary in the event of termination by the Company without cause. During the term of employment and for a period of one year following the termination of employment with the Company, Mr. Belsey may not engage in any business which competes with the Company anywhere in the United States.

In November 1991, the Company entered into an Employment Agreement with Mr. Martin for an initial term of two years. Because the Agreement is subject to a continuous renewal clause, the remaining term on any date for the Agreement is two years. The Agreement may be terminated by either party without cause upon 90 days' written notice and provides for a severance payment equal to two years' base salary in the event of termination by the Company without cause. During the term of employment and for a period of two years following the termination of employment with the Company, Mr. Martin may not engage in any business which competes with the Company anywhere in the United States.

Effective December 1993, the Company entered into an Employment Agreement with Mr. Prieto for an initial term of one year, subject to successive one-year extensions by written agreement of both parties. The Agreement may be terminated by either party without cause upon 90 days' written notice and provides for a severance payment in the event of termination by the Company without cause equal to the balance of Mr. Prieto's salary due for the year of such termination. During the term of employment and for a period of two years following the termination of employment with the Company, Mr. Prieto may not engage in any business which competes with the Company anywhere in the United States.

The Company entered into an Employment Agreement with Mr. Todd effective July 1995, for an initial term of one year, subject to successive one-year extensions. The Agreement may be terminated by either party without cause upon 90 days' written notice. In the event of termination by the Company other than for cause, the Agreement provides for a severance payment to Mr. Todd payable at the Company's regular payment intervals and at Mr. Todd's then current salary for a period of one year following termination. During the term of employment and for a period of two years following termination of employment with the Company, Mr. Todd may not engage in any business which competes with the Company anywhere in the United States.

The Company entered into an Employment Agreement with Mr. Dolstein effective July 1997, for an initial term of one year, subject to successive one-year extensions. The Agreement may be terminated by either party without cause upon 30 days' written notice. In the event of termination by the Company other than for cause, the Agreement provides for a severance payment to Mr. Dolstein at his then current salary payable at the Company's regular payment intervals for a period of one year following termination. During the term of employment and for a period of one year following termination of employment with the Company, Mr. Dolstein may not engage in any business which competes with the Company anywhere in the United States.

Director Compensation

The Company has adopted compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as directors of the Company. It is the Company's policy to pay its nonemployee directors an annual retainer of $8,000, plus $800 for each Board meeting attended, $500 for each telephonic meeting, and $500 for each Board committee meeting attended (with committee chairpersons receiving $750). Each nonemployee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to the Company's Equity Compensation Plan for Nonemployee Directors (discussed below). The Company also reimburses its nonemployee directors for their reasonable expenses incurred in attending Board and committee meetings. Messrs. Joseph Bernstein, Ralph Bernstein and Morad Tahbaz have voluntarily waived all director fees to date and have received no direct monetary compensation for their services as directors apart from customary reimbursement of out-of-pocket expenses. Board members who are also officers do not receive any separate compensation or fees for attending Board or committee meetings.

On February 12, 1998, the Compensation/Stock Option Committee acted to additionally compensate certain Board members for additional duties performed for the Company. Specifically, recommendations were approved to pay Messrs. McNair, Morgan and Segner a total of $2,500 plus expenses. Mr. Roy Morgan also received 7,500 stock options per quarter during 1998 for duties performed as an Executive Flight Safety Officer.

The Nonemployee Director Stock Option Plan (the "Director Option Plan") provides for option grants based upon the number of years that the nonemployee director has served on the Board. A year of service is defined as a fiscal year of the Company during which the nonemployee director served on the Board for the entire fiscal year. On the final day of each fiscal year, each nonemployee director in office on such date receives a five-year Option to purchase 5,000 shares, exercisable at the then-current fair market value of the Company's Common Stock, providing the director served on the Board for the entire preceding fiscal year. An aggregate of 300,000 shares of Common Stock are authorized for issuance to nonemployee directors under the Director Option Plan. As of December 31, 1998, options to purchase a total of 200,000 shares of Common Stock were outstanding under the Director Option Plan.

The Company also paid Mr. Morgan $74,526 in consulting fees for marketing services provided to the Company during 1998 pursuant to a Consulting and Non-Competition Agreement, entered into on November 10, 1994 (the "Morgan Consulting Agreement"). The Morgan Consulting Agreement states that Mr. Morgan will receive $74,526 annually in consulting fees for general consulting services through July 1, 1999. Pursuant to the Morgan Consulting Agreement, the Company granted Mr. Morgan an option to purchase 200,000 shares of Common Stock in exchange for all of his existing options. Finally, Mr. Morgan agreed not to engage in any competing activity related to air medical services during the term of the agreement.

Compensation Committee Report

The Compensation/Stock Option Committee (the "Committee") is responsible for recommending and administering the Company's guidelines governing employee compensation. The Committee evaluates the performance of management, recommends compensation policies and levels, and makes recommendations concerning salaries and incentive compensation.

Compensation Philosophy

The Company's executive compensation program is designed to attract and retain executives capable of leading the Company to meet its business and development objectives and to motivate them to actions which will have the effect of increasing the long-term value of stockholder investment in the Company. The Committee considers a variety of factors, both qualitative and quantitative, in evaluating the Company's executive officers and making compensation decisions. These factors include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to the Company, and most important, the progress of the Company towards its long-term objectives. At this point in the Company's development, objectives against which executive performance is gauged include the addition and retention of aeromedical service contracts and the securing of necessary capital and financing to fund business expansion. Annual compensation for the Company's executive officers for 1998 consisted of base salary.

Compensation of the Chief Executive Officer

Mr. Belsey assumed the Office of Chairman and Chief Executive Officer of the Company on June 1, 1994. In determining the compensation to be awarded to Mr. Belsey for his services to the Company, the Committee considered salaries paid to chief executive officers at competitive companies and the base salary initially set for Mr. Belsey in his employment agreement. The Committee recognized the significant achievements made during 1997, the third full year Mr. Belsey served as Chairman and Chief Executive Officer of the Company, including the Company's attainment of record profits and a third consecutive fiscal year of profitable operation. Due to these results and other accomplishments described below, Mr. Belsey's salary was increased by $25,000. This is the only salary increase Mr. Belsey has accepted since becoming Chief Executive Officer.

Base Salary

The base salary for each executive officer, including the Chief Executive Officer, was established initially by the Committee pursuant to written employment agreements. Base salaries are reviewed annually by the Committee and adjusted based on the Committee's review of salaries paid to executives at competitive companies, the particular executive officer's performance and length of time in a certain position and the Company's financial condition and overall performance and profitability.

The Committee recognized the significant accomplishments in fiscal year 1997 by the Company and its executive officers, including the Company's successful acquisition of Mercy Air Service, Inc. in July, 1997; successful negotiations resulting in new contracts with ensuing increases to the Company's flight revenues; attainment of a third consecutive fiscal year of profitable operation; and award of U.S. Air Force HH-60G PAVEHAWK Helicopter Program for manufacture of helicopter electrical system components.

Taking into consideration the aforementioned attainments and other factors such as date of last increase, personal accomplishments, leadership qualities and relevant data from area companies, the Committee acted on February 12, 1998 to increase salaries of the four employee/officers of Air Methods Corporation, with increases retroactively effective as of January 1, 1998.

Section 162(m) Compliance

Under Section 162(m) of the Code, federal income tax deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. The Committee intends to design the Company's compensation programs so that the total compensation paid to any employee will not exceed $1 million in any one year.


                    Lowell D. Miller, Ph.D.
                    Samuel H. Gray
                    Members of the Compensation/Stock Option Committee

Stock Performance Graph

The following graph compares the Company's cumulative total stockholder return for the period from December 31, 1993 through December 31, 1998 against the Standard & Poors 500 ("S&P 500") index and "peer group" companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. Peer Group Index returns reflect the transfer of the value on that date of the initial $100 investment into a peer group consisting of all publicly traded companies in SIC Group 4522: "Non-scheduled Air Transport." The Company believes that this Peer Group is its most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in medical air or ground transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to those of the Company.



                     [DELETED GRAPH]


                TOTAL RETURN TO SHAREHOLDERS

                  ANNUAL RETURN PERCENTAGE

                    Years Ending December
Company Name / Index      1994    1995    1996    1997    1998
AIR METHODS CORP        -84.09   71.43  -16.67   30.00  -17.29
S&P 500 INDEX             1.32   37.58   22.96   33.36   28.58
PEER GROUP              -14.97   11.83   62.40  -13.80   -2.88


                      INDEXED RETURNS
                           Base
                           Period              Years Ending December
Company Name / Index       Dec-93     1994    1995    1996    1997    1998
AIR METHODS CORP             100      15.91   27.27   22.73   29.55   24.44
S&P 500 INDEX                100     101.32  139.40  171.40  228.59  293.91
PEER GROUP                   100      85.03   95.09  154.42  133.11  129.28


Peer Group
Companies with the sic code of 4522

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998, the beneficial ownership of the Company's outstanding Common Stock:
(i) by each person who owns of record (or is known by the Company to own beneficially) more than 5% of the Common Stock, (ii) by each director and named executive officer of the Company, and
(iii) by all directors and executive officers as a group.

                                        Number         Percentage of
Name and Address                       of Shares        Common Stock

Americas Tower Partners                1,155,000             12.1
520 Madison Avenue
New York, NY  10022

George W. Belsey                         307,600(1)           3.2
7301 South Peoria
Englewood, CO  80112

Joseph E. Bernstein                    1,587,500(2)          16.6
520 Madison Avenue
New York, NY  10022

Ralph J. Bernstein                     1,557,500(3)          18.25
520 Madison Avenue
New York, NY  10022

Liam F. Dalton                             5,000(4)             *
399 Park Ave.
New York, NY  10022-4614

David L. Dolstein                         50,000(5)             *
1670 Miro Way
Rialto, CA 92376

Samuel H. Gray                            45,729(6)             *
95 Madison Avenue
Morristown, NJ  07960

Maurice L. Martin, Jr.                    36,000(7)             *
7301 South Peoria
Englewood, CO  80112

MG Carl H. McNair, Jr. (Ret.)             25,000(8)             *
2000 Edmund Halley Drive
Reston, VA.  22901

Lowell D. Miller, Ph.D.                   53,151(9)             *
16940 Stonehaven
Belton, MO  64012

Roy L. Morgan                            235,549(10)           2.5
7301 South Peoria
Englewood, CO  80112

Michael G. Prieto                         63,100 (11)           *
7301 South Peoria
Englewood, CO  80112

Donald R. Segner                          52,750(12)            *
290 Arch Street
Laguna Beach, CA  92651

Morad Tahbaz                             362,500(13)           3.8
520 Madison Avenue
New York, NY  10022

Aaron D. Todd                             42,767(14)             *
7301 South Peoria
Englewood, CO  80112

All Directors and Executive Officers
as a group (14 persons)                2,669,146(15)          27.9
___________________

* Less than one percent (1%) of Common Stock outstanding on December 31, 1998.

(1) Includes 300,000 shares subject to stock options exercisable within 60 days.
(2)   Includes (i) 1,155,000 shares held by Americas Tower
      Partners, a partnership controlled by Mr. J. Bernstein;
      (ii) 300,000 subject to stock options exercisable within 60 days owned by Americas Partners, of which Mr. J. Bernstein is a general partner; (iii) 80,000 shares issuable upon the exercise of warrants; (iv) 22,500 shares subject to stock options exercisable within 60 days; and (v) 30,000 shares owned of record by the JB Trust as to which shares
      Mr. Bernstein exercises shared investment control.
(3) Includes (i) 1,155,000 shares held by Americas Tower Partners, a partnership controlled by Mr. R. Bernstein; (ii) 300,000 subject to stock options exercisable within 60 days owned by Americas Partners, of which Mr. R. Bernstein is a general partner; (iii) 80,000 shares issuable upon the exercise of warrants; and (iv) 22,500 shares subject to stock options exercisable within 60 days.
(4) Includes 5,000 shares subject to stock options exercisable within 60 days.
(5) Includes 50,000 shares subject to stock options exercisable within 60 days.
(6) Includes 3,229 shares owned of record and held by The Morris Consulting Group, Inc., of which Mr. Gray is Chief Executive
      Officer and a 50% stockholder, 42,500 shares subject to stock options exercisable within 60 days.
(7) Includes 35,000 shares subject to stock options exercisable within 60 days.
(8) Consists of 25,000 shares subject to stock options exercisable within 60 days.
(9) Includes 8,156 shares owned by the Lowell D. Miller Trust as to which Dr. Miller has shared voting and investment power and 42,500 shares subject to stock options exercisable within 60 days.
(10) Includes 140,000 shares subject to stock options exercisable within 60 days.
(11) Includes 50,000 shares subject to stock options exercisable within 60 days.
(12) Includes 52,500 shares subject to stock options exercisable within 60 days and 250 shares held in a trust as to which Mr. Segner holds shared voting and investment power.
(13) Consists of (i) 300,000 shares subject to stock options exercisable within 60 days owned by Americas Partners, of which Mr. Tahbaz is a managing director; (ii) 40,000 shares issuable upon exercise of warrants; and (iii) 22,500 shares subject to stock options exercisable within 60 days.
(14) Consists of (i) 40,669 shares subject to options exercisable within 60 days; and (ii) 2,098 shares beneficially owned by Mr. Todd in the Company's 401(k) plan.
(15) Includes 1,140,669 shares subject to stock options exercisable within 60 days and 200,000 shares issuable upon exercise of warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

   (a)    Documents filed as part of the report:

      1.  Financial Statements included in Item 8 of this report:

         Independent Auditors' Report
         Consolidated Balance Sheets, December 31, 1998 and 1997 Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 1998, 1997, and 1996 Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
         Notes to Consolidated Financial Statements

      2. Financial Statement Schedules included in Item 8 of this report:

         Schedule II - Valuation and Qualifying Accounts

         All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

      3. Exhibits:

         Exhibit
         Number          Description of Exhibits

         3.1             Certificate of Incorporation 1

         3.2             Amendments to Certificate of Incorporation 2

         3.3             By-Laws as Amended 8

         4.1             Specimen Stock Certificate 2

         4.2             Warrant Agreement, and First and Second
                         Amendment to Warrant Agreement, and form of Warrant Certificate 3

         4.3             Third Amendment to Warrant Agreement 6

         4.4             Warrant Agreement, dated April 6, 1993,
                         between the Company and C.C.R.I. Corporation 6

         4.5 Warrant Agreement dated February 14, 1994, between the Company and C.C.R.I. Corporation 7

         4.6             Form of Reissued Warrant Agreement, dated
                         May 3, 1995 between the Company and Americas
                         Partners, concerning warrants originally issued December 28, 19939

         4.7             Form of Reissued Warrant Agreement, dated
                         May 3, 1995 between the Company and Americas
                         Partners, concerning warrants originally issued February 21, 1994 9

        10.1             1995 Air Methods Corporation Employee Stock Option
                         Plan 5

        10.2 Nonemployee Director Stock Option Plan, as amended 6

        10.3             Equity Compensation Plan for Nonemployee
                         Directors, adopted March 12, 1993 4

        10.4             Form of Consulting Agreement, dated
                         November 30, 1994, between the Company and Roy L. Morgan 9

        10.5             Employment Agreement, dated November 12,
                         1991, between the Company and Maurice L. Martin, Jr. 2

        10.6 Employment Agreement, dated June 1, 1994, between the Company and George Belsey 8

        10.7             Employment Agreement, dated November 30,
                         1993, between the Company and Michael Prieto 8

        10.8             Employment Agreement dated July 10, 1995
                         between the Company and Aaron D. Todd 10

        10.9 Lease Agreements, dated March 2, 1998, between the Company and Airplaza Co., Inc.

        21               Subsidiary of Registrant 11

        23               Consent of KPMG LLP

        27               Financial Data Schedule


(b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

____________________

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

5 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

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

10   Filed as an exhibit to the Company's Quarterly Report on Form 10-
   Q for the quarter ended September 30, 1995 and incorporated herein by reference.

11 Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AIR METHODS CORPORATION


Date:   March 31, 1999         By: George W. Belsey
                                   George W. Belsey
                                   Chairman of the Board, Chief
                                   Executive Officer and Director

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


George W. Belsey             Chairman of the Board            March 31, 1999
George W. Belsey             Chief Executive Officer

Aaron D. Todd                Chief Financial Officer          March 31, 1999
Aaron D. Todd                Secretary and Treasurer
                             Principal Accounting Officer

Joseph E. Bernstein          Director                         March 31, 1999
Joseph E. Bernstein

Ralph J. Bernstein           Director                         March 31, 1999
Ralph J. Bernstein

Liam F. Dalton               Director                         March 31, 1999
Liam F. Dalton

Samuel H. Gray               Director                         March 31, 1999
Samuel H. Gray

Carl H. McNair, Jr.          Director                         March 31, 1999
Carl H. McNair, Jr.

Lowell D. Miller, Ph.D.      Director                         March 31, 1999
Lowell D. Miller, Ph.D.

Roy L. Morgan                Director                         March 31, 1999
Roy L. Morgan

Donald R. Segner             Vice-Chairman of the Board       March 31, 1999
Donald R. Segner

Morad Tahbaz                 Director                         March 31, 1999
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY



                       Table of Contents



Independent Auditors' Report                                  F-1

Consolidated Financial Statements

   Consolidated Balance Sheets,
   December 31, 1998 and 1997                                 F-2

   Consolidated Statements of Operations,
   Years Ended December 31, 1998, 1997, and 1996              F-4

   Consolidated Statements of Stockholders' Equity,
   Years Ended December 31, 1998, 1997, and 1996              F-5

   Consolidated Statements of Cash Flows,
   Years Ended December 31, 1998, 1997, and 1996              F-6

   Notes to Consolidated Financial Statements,
   December 31, 1998 and 1997                                 F-8

Schedules

   II - Valuation and Qualifying Accounts
   Years Ended December 31, 1998, 1997, and 1996              F-26




All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                  Independent Auditors' Report



Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                    KPMG LLP



Denver, Colorado
February 26, 1999


AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 1998 and 1997
(Amounts in thousands, except share and per share amounts)


                                                                           1998                 1997
Assets

Current assets:
   Cash and cash equivalents                                             $    2,407              3,396
   Current installments of notes receivable (note 4)                             66                 58
   Receivables:
      Trade (notes 5 and 9)                                                   7,298              6,766
      Less allowance for doubtful accounts                                   (1,404)            (2,528)
                                                                         -----------          ----------
                                                                              5,894              4,238


      Insurance proceeds                                                        154                 --

      International franchise fee                                                74                145
      Other                                                                     259                681
                                                                         -----------          ----------
                                                                              6,381              5,064

   Inventories (note 5)                                                       2,077              2,082
   Work-in-process on medical interior and products contracts                   147                212
   Costs and estimated earnings in excess of billings
     on uncompleted contracts (note 3)                                           --              1,120
   Prepaid expenses and other current assets                                    849                620
                                                                         -----------          ----------
         Total current assets                                                11,927             12,552
                                                                         -----------          ----------
Equipment and leasehold improvements (notes 5 and 6):
   Flight and ground support equipment                                       59,371             54,540
   Furniture and office equipment                                             2,648              2,287
                                                                         -----------          ----------
                                                                             62,019             56,827
   Less accumulated depreciation and amortization                           (16,747)           (13,143)
                                                                         -----------          ----------
      Net equipment and leasehold improvements                               45,272             43,684

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $705 and $601 at December 31,
  1998 and 1997, respectively                                                 1,876              1,957
Notes receivable, less current installments (note 4)                            607                673
Patent application costs and other assets, net of accumulated amortization of $866 and $717 at December 31, 1998 and 1997,
  respectively                                                                1,094              1,003
                                                                         -----------          ----------
         Total assets                                                    $   60,776             59,869
                                                                         ===========          ==========


                                                              (Continued)


AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)



                                                                                1998                 1997

Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable (note 5)                                                   $    1,125                 729
   Current installments of long-term debt (note 5)                               2,781               2,655
   Current installments of obligations under capital leases (note 6)               554                 659
   Accounts payable                                                              1,191               1,050
   Income taxes payable                                                             --                 156
   Accrued overhaul and parts replacement costs                                  2,640               2,008
   Deferred revenue                                                                531                 942
   Billings in excess of costs and estimated earnings on uncompleted
     contracts (note 3)                                                            119                  --
   Deferred income taxes (note 9)                                                  315                 159
   Other accrued liabilities                                                     1,709               1,285
                                                                            -----------           ---------
         Total current liabilities                                              10,965               9,643

Long-term debt, less current installments (note 5)                              19,718              19,680
Obligations under capital leases, less current installments (note 6)             2,351               2,816
Accrued overhaul and parts replacement costs                                     4,586               4,837
Deferred income taxes (note 9)                                                     554                 944
Other liabilities                                                                  931                 736
                                                                            -----------           ---------
         Total liabilities                                                      39,105              38,656
                                                                            -----------           ---------
Stockholders' equity (note 7):
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
     none issued                                                                    --                  --
   Common stock, $.06 par value.  Authorized 16,000,000 shares; issued
     8,281,343 and 8,173,705 shares at December 31, 1998 and 1997,
     respectively                                                                  497                 490
   Additional paid-in capital                                                   49,979              49,783
   Accumulated deficit                                                         (28,802)            (29,059)
   Treasury stock, 50,606 and 25,606 common shares at December 31, 1998
     and 1997, respectively                                                         (3)                 (1)
                                                                            -----------           ---------
         Total stockholders' equity                                             21,671              21,213
                                                                            -----------           ---------
Commitments and contingencies (notes 6 and 10)

         Total liabilities and stockholders' equity                         $   60,776              59,869
                                                                            ===========           =========
See accompanying notes to consolidated financial statements.



AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)


                                                                                Year Ended December 31,
                                                                        1998             1997              1996
Revenue:
 Flight revenue (note 8)                                           $     42,996         33,969            26,517
 Sales of medical interiors and products                                  3,290          3,350             3,058
 Parts and maintenance sales and services                                 1,265            953               420
 International franchise fees                                               275            428               262
 Gain on disposition of assets, net                                         873            277                --
                                                                   -------------     ----------        ----------
                                                                         48,699         38,977            30,257
                                                                   -------------     ----------        ----------
Operating expenses:
 Flight centers                                                          13,868          9,886             8,086
 Aircraft operations                                                     13,547         10,531             8,383
 Aircraft rental (note 6)                                                 1,826          1,425             1,465
 Cost of medical interiors and products sold                              2,863          3,082             3,781
 Cost of parts and maintenance sales and services                           988            763               264
 Depreciation and amortization                                            4,264          3,722             3,056
 Bad debt expense                                                         2,785          1,608                20
 General and administrative                                               6,240          4,645             3,825
 Other                                                                      101             --                17
                                                                   -------------     ----------        ----------
                                                                         46,482         35,662            28,897
                                                                   -------------     ----------        ----------
    Operating income                                                      2,217          3,315             1,360

Other income (expense):
 Interest expense                                                        (2,250)        (1,836)           (1,297)
 Interest and dividend income                                               210            248               357
 Other, net                                                                  80            (31)             (112)
                                                                   -------------     ----------        ----------
    Net income                                                     $        257          1,696               308
                                                                   =============     ==========        ==========
       Basic and diluted income per common share (note 7)          $        .03            .21               .04
                                                                   =============     ==========        ==========
Weighted average number of common shares outstanding - basic          8,202,668      8,121,395         8,100,545
                                                                   =============     ==========        ==========
Weighted average number of common shares outstanding - diluted        8,449,904      8,188,547         8,259,154
                                                                   =============     ==========        ==========

See accompanying notes to consolidated financial statements.



AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1998, 1997, and 1996
(Amounts in thousands, except share amounts)


                                                                                                                      Total
                                                                                     Additional                       Stock-
                                              Common Stock       Treasury Stock       Paid-in        Accumulated      holders'
                                          Shares      Amount    Shares    Amount      Capital        Deficit          Equity

Balances at January 1, 1996               8,103,502    $ 486     25,606   $ (1)       49,640         (31,063)         19,062

Issuance of common shares for options
  exercised and services rendered            37,834        2         --     --            69              --              71
Retirement of common shares (note 7)         (5,500)      --         --     --           (13)             --             (13)
Net income                                       --       --         --     --            --             308             308
                                          ------------------------------------------------------------------------------------
Balances at December 31, 1996             8,135,836      488     25,606     (1)       49,696         (30,755)         19,428

Issuance of common shares for options
  exercised                                  37,869        2         --     --            87              --              89
Net income                                       --       --         --     --            --           1,696           1,696
                                          ------------------------------------------------------------------------------------
Balances at December 31, 1997             8,173,705      490     25,606     (1)       49,783         (29,059)         21,213

Issuance of common shares for options
  exercised and services rendered           107,638        7         --     --           281              --             288
Purchase of treasury shares                      --       --     25,000     (2)          (85)             --             (87)
Net income                                       --       --         --     --            --             257             257
                                          ------------------------------------------------------------------------------------
Balances at December 31, 1998             8,281,343    $ 497     50,606   $ (3)       49,979         (28,802)         21,671
                                          ====================================================================================

See accompanying notes to consolidated financial statements.

                                F-5


AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Amounts in thousands)

                                                                                            Year Ended December 31,
                                                                                        1998         1997         1996
Cash flows from operating activities:
   Net income                                                                       $    257        1,696           308
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization expense                                             4,264        3,722         3,056
     Bad debt expense                                                                  2,785        1,608            20
     Common stock and options issued for services                                         60           --            26
     Loss (gain) on disposition of assets                                               (873)        (277)           17
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Increase in receivables                                                       (4,102)      (1,870)         (171)
        Decrease (increase) in inventories                                                 5         (258)         (320)
        Decrease (increase) in prepaid expenses and other current assets                (236)         108            57
        Decrease (increase) in work-in-process on medical interior and
          products contracts and costs in excess of billings                           1,185         (451)         (743)
        Increase (decrease) in accounts payable, income tax liabilities,
          and other accrued liabilities                                                  175          261          (412)
        Increase (decrease) in accrued overhaul and parts replacement costs              (42)        (152)            3
        Increase (decrease) in deferred revenue, billings in excess of costs,
           and other liabilities                                                         (97)         226          (377)
                                                                                     ------------------------------------
          Net cash provided by operating activities                                    3,381        4,613         1,464
                                                                                     ------------------------------------

Cash flows from investing activities:
   Acquisition of net assets of Mercy Air Service, Inc and Helicopter
     Services, Inc.                                                                       --       (4,609)           --
   Acquisition of equipment and leasehold improvements                                (7,184)      (2,185)       (5,414)
   Proceeds from disposition and sale of equipment and assets held for sale            2,978        2,561             3
   Decrease (increase) in notes receivable, patent application costs, and
     other assets, net                                                                  (205)       1,116            51
                                                                                     ------------------------------------
          Net cash used by investing activities                                       (4,411)      (3,117)       (5,360)
                                                                                     ------------------------------------

                                                                                                            (Continued)


AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

                                                                             Year Ended December 31,
                                                                        1998           1997         1996
Cash flows from financing activities:
 Proceeds from issuance of common stock                                   228            89           45
 Payments for purchases of common stock                                   (87)           --          (13)
 Net borrowings (payments) under short-term notes payable                 396          (323)        (341)
 Proceeds from long-term debt                                           7,857        12,643        9,746
 Payments of long-term debt                                            (7,693)      (11,491)      (5,430)
 Payments of capital lease obligations                                   (660)       (1,076)        (752)
                                                                    ----------      ---------     -------
      Net cash provided (used) by financing activities                     41          (158)       3,255

      Increase (decrease) in cash and cash equivalents                   (989)        1,338         (641)

Cash and cash equivalents at beginning of year                          3,396         2,058        2,699
                                                                    ----------      ---------     -------
Cash and cash equivalents at end of year                            $   2,407         3,396        2,058
                                                                    ==========      =========     =======
Interest paid in cash during the year                               $   2,230         1,756        1,322
                                                                    ==========      =========     =======
Income taxes paid in cash during the year                           $     390           --            --
                                                                    ==========      =========     =======


Non-cash investing and financing activities:

Capital lease obligations of $90 were assumed to acquire equipment during the year ended December 31, 1998.

In connection with the acquisition of Mercy, the Company issued notes payable of $1,398 to the sellers as partial consideration for the acquisition during the year ended December 31, 1997. (See note 2.)


See accompanying notes to consolidated financial statements.


(1)  Summary of Significant Accounting Policies

   Basis of Financial Statement Presentation and Business

   Air Methods Corporation, a Delaware corporation, and its subsidiary ("Air Methods" or "the Company") serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As discussed more fully in note 2, in July 1997 the Company acquired all of the common stock of Mercy Air Service, Inc. and substantially all of the net assets of Helicopter Services, Inc., two affiliated companies. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in joint ventures in which the Company has a 50% ownership interest are accounted for under the equity method.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Cash and Cash Equivalents

   For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,545,000 and $2,575,000 at December 31, 1998 and 1997, respectively, consist of short-term money market funds.

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

                Description                         Lives       Residual
                                                                  value
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

   The Company also capitalizes incremental direct costs related to the application for multiple Supplemental Type Certificates (STC's). STC's are issued by the Federal Aviation Administration (FAA) and represent the FAA's approval and certification of the airworthiness of an aircraft modification, such as a medical interior. A multiple STC allows the modification to be made to more than one aircraft without additional certification. STC costs are amortized using the straight-line method over the estimated useful economic life of the STC, typically 5 years.

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

   Income Taxes

   The Company accounts for income taxes using the asset and liability method required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("Statement 109"). Deferred tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date.

   Income Per Share

   Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"), requires presentation of both basic earnings per share and diluted earnings share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all outstanding and dilutive potential common shares during the period.

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

   Reclassifications

   Certain prior year amounts have been reclassified in the consolidated financial statements to conform with the 1998 presentation.

(2)  Acquisition of Subsidiary

   On July 31, 1997, the Company acquired all of the outstanding common stock of Mercy Air Service, Inc. and substantially all of the net assets of Helicopter Services, Inc. (together "Mercy"), two affiliated companies, for cash and notes payable totaling $6,007,000, net of purchase price adjustments. The allocation of the purchase price was as follows (amounts in thousands):

        Assets purchased:
         Flight equipment                      $11,514
         Receivables                             3,218
         Office equipment                          576
         Inventories                               248
         Goodwill                                  132
         Other                                     271
                                               --------
                                                15,959
        Debt and other liabilities assumed      (9,952)
                                               --------
        Purchase price                         $ 6,007
                                               ========

(3)  Costs in Excess of Billings and Billings in Excess of Costs

   As of December 31, 1998, the estimated period to complete contracts in process ranges from two to eighteen months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                       1998       1997

       Costs incurred on uncompleted contracts      $ 1,660       2,898
       Estimated earnings                             1,422         754
                                                    --------     -------
                                                      3,082       3,652
       Less billings to date                         (3,201)     (2,532)
                                                    --------     --------
       Costs in excess of billings (billings in
         excess of costs)                           $ (119)       1,120
                                                    ========     ========
                                F-12

(4)  Notes Receivable

   Notes receivable at December 31, 1998, includes an aircraft lease, accounted for as a sales-type lease. Future minimum payments under all notes receivable are as follows (amounts in thousands):

       Year ending December 31:
         1999                                    $  144
         2000                                       144
         2001                                       144
         2002                                       144
         2003                                       144
         Thereafter                                 278
                                                 -------
                                                    998
       Less amounts representing interest          (325)
                                                 -------
       Present value of minimum payments            673
       Less current installments                    (66)
                                                 --------
                                                 $  607
                                                 ========

(5)   Notes Payable and Long-term Debt

   Notes payable consist of the following at December 31, 1998 and 1997 (amounts in thousands):

                                                     1998       1997

     Borrowings under a $700,000 line of
       credit with interest at prime plus .50%
       (8.25% at December 31, 1998),                $  700        700
       collateralized by certain receivables
     Borrowings under a $2 million line of
       credit with interest at prime plus .25%
       (8% at December 31, 1998),
       collateralized by flight equipment,             425         --
       certain receivables, and inventories
     Other                                              --         29
                                                    ------      ------
                                                    $1,125        729
                                                    ======      ======

   The Company's $2 million line of credit agreement expires in October 2000 and requires the Company to maintain a zero balance on the line for 30 days during each year. The Company incurred a $10,000 commitment fee to originate the line. The Company's $700,000 line of credit agreement expires in July 1999. Both lines have various covenants which limit the Company's ability to dispose of assets, merge with another entity, and pledge trade receivables and inventories as collateral. The Company is also required to maintain certain financial ratios as defined in the agreements. At December 31, 1998, the Company was in compliance with or received waivers for non-compliance with the financial ratio covenants.

        Long-term debt consists of the following at December 31, 1998 and 1997 (amounts in thousands):

                                                         1998           1997
 Note payable to a company with interest at 9.52%,
   due in monthly installments of principal and
   interest through July 2007 with all remaining
   principal due in August 2007, collateralized by
   flight equipment                                     $ 9,762        10,239
 Note payable to a company with interest at 7.5%,
   due in monthly installments of principal and
   interest through June 2003 with all remaining
   principal due in July 2003, collateralized by
   flight equipment                                       3,838            --
 Notes payable with interest at 8.5% to 9.25%.
   Paid in full in 1998.                                     --         5,777
 Notes payable to a company with interest at
   6.91%, due in monthly payments of principal and
   interest through September 2003, collateralized
   by flight equipment                                    1,092            --
 Note payable to a company with interest at 6.85%,
   due in monthly payments of principal and
   interest through November 2003, collateralized
   by flight equipment                                    1,184            --
 Note payable to a company with interest at 9.18%,
   due in monthly installments of principal and
   interest through June 2002, collateralized by
   flight equipment                                         971         1,196
 Notes payable to former shareholders of Mercy
   with interest at 9%, due in monthly
   installments of principal and interest through
   July 2002, collateralized by certain
   receivables                                            1,075         1,312
 Notes payable to a lender with interest at 8.47%,
   due in monthly installments of principal and
   interest through March 2002, collateralized by
   flight equipment                                       1,509         1,896
 Note payable to a lender with interest at 9.84%,
   due in monthly installments of principal and
   interest through August 2006, collateralized by
   flight equipment                                         937         1,016
 Notes payable to a lender with interest at 8.01%,
   due in monthly installments of principal and
   interest through March 2005, collateralized by
   flight equipment                                       1,402            --
 Note payable to a lender with interest at 9.02%,
   due in monthly installments of principal and
   interest through December 2006, collateralized
   by flight equipment                                      303           327
 Note payable to a company with interest at 11%,
   due in monthly payments of principal and
   interest through February 2002, collateralized
   by equipment                                             320           400
 Note payable to a company with interest at 10%,
   due in monthly payments of principal and
   interest through May 2000, collateralized by
   flight equipment                                         106           172
                                                        --------       -------
                                                        $22,499        22,335

 Less current installments                               (2,781)       (2,655)
                                                        --------       -------
                                                        $19,718        19,680
                                                        ========       =======

   Aggregate maturities of long-term debt are as follows
   (amounts in thousands):

        Year ending December 31:
                1999                      $  2,781
                2000                         2,979
                2001                         3,207
                2002                         2,692
                2003                         2,957
                Thereafter                   7,883
                                          --------
                                          $ 22,499
                                          ========

 (6)    Leases

   The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 1998, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                     Capital     Operating
                                                     leases      leases
        Year ending December 31:
               1999                                  $   718       2,539
               2000                                      557       2,364
               2001                                      557       2,205
               2002                                      557       2,071
               2003                                      557       1,342
               Thereafter                                551       5,606
                                                     -------    --------
   Total minimum lease payments                        3,497    $ 16,127
   Less amounts representing interest                   (592)   ========
                                                     --------
   Present value of minimum capital lease payments     2,905
   Less current installments                            (554)
                                                     --------
                                                     $ 2,351
                                                     ========

   Rent expense relating to operating leases totaled $2,719,000, $2,255,000, and $1,888,000, for the years ended December 31, 1998, 1997, and 1996.

   At December 31, 1998 and 1997, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $5,699,000 and $6,356,000, respectively.

(7)     Stockholders' Equity

  (a)   Warrants

        In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued at or above market value and are outstanding as of December 31, 1998:

              Number of     Exercise price         Expiration date
               warrants        per share

               150,000            6.88             February 14, 1999
                75,000            4.50             April 6, 2000
                40,000            3.00             February 21, 2002
                80,000            3.00             February 21, 2002
                80,000            3.00             February 21, 2002
               -------
               425,000
               =======
        In 1998 the Company extended the expiration date of 50,000 warrants priced at $3.00 from December 29, 1998, to February 21, 2002, and the expiration date of 150,000 warrants priced at $3.00 from February 21, 1999, to February 21, 2002. The warrants were originally issued to Americas Partners, the general partners of which are directors of the Company. With the term extension, the warrants were reissued to three of the Company's directors individually. No compensation expense was recognized in conjunction with the reissuance because the exercise price exceeded the market price of the stock on the date of issue.

  (b)   Stock Option Plans

        The Company has a Stock Option Plan and a predecessor plan (together, "the Plan") which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (non-ISO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 2,500,000 shares of common stock are reserved for options. The Company also grants non-ISO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, become exercisable in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

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

                                             1998       1997      1996
             Net income (loss):
               As reported                  $  257       1,696     308
               Pro forma                      (278)      1,236      (8)

             Basic and diluted income
             (loss) per share:
               As reported                  $  .03         .21      .04
               Pro forma                      (.03)        .15       --


        Pro forma net income or loss reflects only options granted after December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under Statement 123 is not reflected in the pro forma net income or loss amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to January 1, 1995, is not considered.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: dividend yield of 0% for all years; expected volatility of 62%, 59%, and 64%; risk-free interest rates of 4.7%, 5.5%, and 7.3%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996, was $1.60, $1.33, and $1.73, respectively.

        The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 1998, 1997 and 1996:

                                                       Weighted Average
                                           Shares       Exercise Price

  Outstanding at January 1, 1996          1,772,126      $   3.81

  Granted                                   516,675          3.49
  Canceled                                 (467,408)         4.37
  Exercised                                 (25,410)         1.77
                                          ----------
  Outstanding at December 31, 1996        1,795,983          3.88

  Granted                                   626,732          3.01
  Canceled                                 (104,882)         4.97
  Exercised                                 (36,175)         2.27
                                          -----------
  Outstanding at December 31, 1997        2,281,658          3.71

  Granted                                   151,640          3.32
  Canceled                                 (450,464)         6.36
  Exercised                                (107,638)         2.12
                                          ----------
  Outstanding at December 31, 1998        1,875,196          3.13
                                          ==========

       The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                  Weighted-
                                  Average         Weighted-                   Weighted-
                                  Remaining       Average                     Average
     Range of        Number       Contractual     Exercise       Number       Exercise
  Exercise Price   Outstanding    Life (Years)    Price        Exercisable    Price
  $1.75 to 3.00     1,085,606         2.6         $ 2.86         712,599      $ 2.78
   3.13 to 6.88       789,590         2.2           3.51         684,687        3.48
                    ---------                                  ---------
                    1,875,196                                  1,397,286
                    =========                                  ==========


 (c)   Nonemployee Director Compensation Plan

       In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 1998, the Company had issued 51,014 shares under this plan.

 (d)   Stock Repurchase Plan

       On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend on market conditions and other factors. As of December 31, 1998,
       30,500 shares had been repurchased under this plan.

  (e)  Income Per Share

       The reconciliation of basic income per common share to diluted income per common share is as follows for the years ended December 31 (amounts in thousands except share and per share amounts):

                                             1998       1997         1996
      Weighted average number of common
        shares outstanding - basic         8,202,668   8,121,395   8,100,545
      Common stock options                   224,628      67,152     136,211
      Common stock warrants                   22,608         --       22,398
      Weighted average number of common    ---------------------------------
        shares outstanding - diluted       8,449,904   8,188,547   8,259,154
                                           =================================

       Common stock options totaling 163,059, 2,030,352, and 1,041,540 and common stock warrants of 225,000, 575,592, and 439,530 were not included in the diluted income per share calculation for the years ended December 31, 1998, 1997, and 1996, respectively, because their effect would have been anti-dilutive.

(8)  Revenue

   The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements and leases provide for the following revenue for years subsequent to December 31, 1998 (amounts in thousands):

        Year ending December 31:

              1999                    $ 18,154
              2000                      15,830
              2001                      10,937
              2002                       5,781
              2003                       3,677
              Thereafter                 4,461
                                      --------
                                      $ 58,840
                                      ========

(9)  Income Taxes

   For income tax purposes, the Company has net operating loss carryforwards at December 31, 1998, of approximately $35 million, expiring at various dates through 2011. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

   In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of a portion of the aforementioned net operating loss carryforwards is subject to an annual limitation of $1,032,000 per year, as adjusted for unused yearly limitations, by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired. The net operating loss carryforwards include $192,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital upon realization.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows
   (amounts in thousands):

                                                   1998          1997
     Deferred tax assets:
        Overhaul and parts replacement cost,
         principally due to the accrual method   $  2,934         2,779
        Allowance for uncollectible accounts          954         1,305
        Net operating loss carryforwards           14,238        13,157
        Other                                         392           263
                                                 ---------      --------
             Total gross deferred tax assets       18,518        17,504
             Less valuation allowance              (7,386)       (6,716)
                                                 ---------      --------
             Net deferred tax assets               11,132        10,788
                                                 ---------      --------
     Deferred tax liabilities:
        Equipment and leasehold improvements,
         principally due to differences in
         bases and depreciation methods           (10,949)      (10,530)
        Receivables, principally due to
         difference in bases resulting from
         acquisition of subsidiary                   (869)       (1,103)
        Other                                        (183)         (258)
                                                 ---------      --------
             Total deferred tax liabilities       (12,001)      (11,891)
                                                 ---------      --------
             Net deferred tax liability          $   (869)       (1,103)
                                                 =========      =========

   In the acquisition of Mercy in July 1997, the Company acquired trade receivables of $3.1 million. Mercy, a subchapter S corporation, had elected to be treated as a cash basis taxpayer. Upon acquisition, however, the new subsidiary was required to use the accrual method of accounting. This change in accounting method for tax purposes results in the recognition of approximately $3.1 million in taxable income over four years which may not be offset by the Company's net operating loss carryforwards. The net deferred tax liability represents the liability related to the taxable income to be recognized in future years.

   Income tax expense calculated at the federal statutory tax rate for the years ended December 31, 1998, 1997, and 1996, was primarily offset by the decrease in the valuation allowance for deferred tax assets.

(10) Employee Benefit Plans

   The Company has a defined contribution retirement plan whereby employees who have completed six months of employment may contribute up to 15% of their annual salaries. The Company will match 50% of the employees' contributions up to 5% of their annual salaries. Company contributions totaled approximately $261,000, $181,000, and $154,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

   In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees beginning in 1996. The amount distributed to employees in the years ended December 31, 1998, 1997, and 1996, totaled $83,000, $57,000, and $31,000.
   The continuation of the profit sharing plan is at the discretion of the Board of Directors.

(11)  Business and Credit Concentrations

   A significant percentage of the Company's trade receivables are related to the flight operations of Mercy in Southern California. Mercy receivables are due from medical insurance companies and federal and state government insurance programs, as well as private citizens. The diversity in types of payers may mitigate the potential impact of the geographical concentration of receivables.

(12)  Business Segment Information

   In 1998 the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company defines and reports information about its operating segments. The Company identifies operating segments based on management responsibility and the type of products or services offered. The operating segments and their principal products or services are as follows:

   - Flight Services Division - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.

   - Mercy - provides air medical transportation services in southern California to general population as an independent community-based service. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

   - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers

   The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on net income. Intersegment sales are reflected at cost-related prices.

   Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, elimination of intersegment transactions, and results of insignificant operations. The Company does not allocate assets between Flight Services, Products, and Corporate Activities for internal reporting and performance evaluation purposes.


                                      Flight
                                      Services                  Products        Corporate
                                      Division      Mercy       Division        Activities      Consolidated
1998
External revenue                       $29,290      15,845       3,289              275              48,699
Intersegment revenue                        14          --       3,298           (3,312)                 --
                                       ----------------------------------------------------------------------
Total revenue                           29,304      15,845       6,587           (3,037)             48,699
                                       ----------------------------------------------------------------------
Operating expenses                      22,490      11,095       5,812              (44)             39,353

Depreciation & amortization              2,962         807         172              323               4,264
Bad debt expense                            --       2,785          --               --               2,785
Interest expense                         1,006       1,095          --              149               2,250
Interest income                            (80)         (7)         --             (123)               (210)
                                       ----------------------------------------------------------------------
Segment net income (loss)               $2,926          70         603           (3,342)                257
                                       =======================================================================
Total assets                               N/A      17,598         N/A           43,178              60,776
                                       =======================================================================
1997
External revenue                       $27,956       7,119       3,475              427              38,977
Intersegment revenue                        13          --       2,458           (2,471)                 --
                                       ----------------------------------------------------------------------
Total revenue                           27,969       7,119       5,933           (2,044)             38,977
                                       ----------------------------------------------------------------------
Operating expenses                      20,729       3,830       5,869              (65)             30,363
Depreciation & amortization              2,919         313         181              309               3,722
Bad debt expense                            --       1,608          --               --               1,608
Interest expense                         1,016         482          --              338               1,836
Interest income                           (156)         (7)         --              (85)               (248)
                                       ----------------------------------------------------------------------
Segment net income (loss)              $ 3,461         893        (117)          (2,541)              1,696
                                       =======================================================================
Total assets                               N/A      18,095         N/A           41,774              59,869
                                       =======================================================================
1996
External revenue                       $26,872          --       3,124              261              30,257
Intersegment revenue                        --          --         985             (985)                 --
                                       ----------------------------------------------------------------------
Total revenue                           26,872          --       4,109             (724)             30,257
                                       ----------------------------------------------------------------------
Operating expenses                      19,176          --       5,043            1,714              25,933
Depreciation & amortization              2,635          --         124              297               3,056
Bad debt expense                            20          --          --               --                  20
Interest expense                           996          --          --              301               1,297
Interest income                           (194)         --          --             (163)               (357)
                                       ----------------------------------------------------------------------
Segment net income (loss)              $ 4,239          --      (1,058)          (2,873)                308
                                       =======================================================================
Total assets                               N/A          --         N/A           45,389              45,389
                                       =======================================================================

                  Independent Auditors' Report



Board of Directors and Stockholders
Air Methods Corporation:

Under date of February 26, 1999, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying table of contents. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        KPMG LLP



Denver, Colorado
February 26, 1999

AIR METHODS CORPORATION
AND SUBSIDIARY


Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)


                                        Balance at
                                        Beginning of                   Transfers and                          Balance at End
           Description                   Period        Additions (a)       Other          Deductions (b)       of Period
    Allowance for trade receivables
     Year ended December 31, 1998          $2,528          2,785              --              (3,909)            1,404
     Year ended December 31, 1997             24           1,608           2,055 (c)          (1,159)            2,528
     Year ended December 31, 1996             11              20              --                  (7)               24


__________________
Notes:

(a)  Amounts charged to expense.
(b)  Bad debt write-offs and charges to allowances.
(c)  Allowance for Mercy receivables at the acquisition date.



See accompanying Independent Auditors' Report.


                                F-26


