Form 10-Q
period 1999-03-31
AIR METHODS CORP
filed 1999-05-12
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                          ___________________

                               FORM 10-Q


(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  __X__      No  _____

The number of shares of Common Stock, par value $.06, outstanding as of May 3, 1999, was 8,215,737.

                       TABLE OF CONTENTS

                           Form 10-Q



PART I.   FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998                                         1

             Consolidated Statements of Operations for
             the three months ended March 31, 1999 and 1998                3

             Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and 1998                    4

             Notes to Consolidated Financial Statements                    5

   Item  2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7

   Item  3.  Quantitative and Qualitative Disclosures about
             Market Risk                                                  11

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings                                            12

   Item 2.   Changes in Securities                                        12

   Item 3.   Defaults upon Senior Securities                              12

   Item 4.   Submission of Matters to a Vote of Security Holders          12

   Item 5.   Other Information                                            12

   Item 6.   Exhibits and Reports on Form 8-K                             12


             SIGNATURES                                                   13


PART I: FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements

             Air Methods Corporation and Subsidiary

                  CONSOLIDATED BALANCE SHEETS
   (Amounts in thousands, except share and per share amounts)


                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                     -----------------------------
                                                                     (unaudited)
Assets
-------
Current assets:
  Cash and cash equivalents                                          $  3,397            2,407
  Current installments of notes receivable                                 68               66
  Receivables:
    Trade                                                               7,173            7,298
    Less allowance for doubtful accounts                               (1,110)          (1,404)
                                                                     -----------------------------
                                                                        6,063            5,894

    Insurance proceeds                                                    226              154
    International franchise fee                                            56               74
    Other                                                                 357              259
                                                                     -----------------------------
                                                                        6,702            6,381
                                                                     -----------------------------
  Inventories                                                           2,288            2,077
  Work-in-process on medical interiors and products contracts              93              147
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                 153               --
  Prepaid expenses and other                                              777              849
                                                                     -----------------------------
        Total current assets                                           13,478           11,927
                                                                     -----------------------------
Equipment and leasehold improvements:
  Flight and ground support equipment                                  59,876           59,371
  Furniture and office equipment                                        2,762            2,648
                                                                     -----------------------------
                                                                       62,638           62,019
  Less accumulated depreciation and amortization                      (17,851)         (16,747)
                                                                     -----------------------------
        Net equipment and leasehold improvements                       44,787           45,272
                                                                     -----------------------------
Excess of cost over the fair value of net assets acquired,
  net of accumulated amortization of $732 and $705 at
  March 31, 1999 and December 31, 1998, respectively                    1,849            1,876

Notes receivable, less current installments                               603              607

Patent application costs and other assets, net of accumulated amortization of $924 and $866 at March 31, 1999 and December
  31, 1998, respectively                                                1,671            1,094
                                                                     -----------------------------
        Total assets                                                 $ 62,388           60,776
                                                                     =============================
                                                                                      (Continued)




             Air Methods Corporation and Subsidiary


             CONSOLIDATED BALANCE SHEETS, Continued
   (Amounts in thousands, except share and per share amounts)


                                                                       March 31,      December 31,
                                                                         1999             1998
                                                                      (unaudited)
                                                                     -----------------------------
Liabilities and Stockholders' Equity
-------------------------------------
Current liabilities:
  Notes payable                                                      $    701            1,125
  Current installments of long-term debt                                2,841            2,781
  Current installments of obligations under capital leases                481              554
  Accounts payable                                                      1,361            1,191
  Accrued overhaul and parts replacement costs                          2,725            2,640
  Deferred revenue                                                        990              531
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                  --              119
  Deferred income taxes                                                   255              315
  Other accrued liabilities                                             1,895            1,709
                                                                     -----------------------------
        Total current liabilities                                      11,249           10,965

Long-term debt, less current installments                              20,135           19,718
Obligations under capital leases, less current installments             2,278            2,351
Accrued overhaul and parts replacement costs                            5,038            4,586
Deferred income taxes                                                     523              554
Other liabilities                                                         876              931
                                                                     -----------------------------
        Total liabilities                                              40,099           39,105
                                                                     -----------------------------
Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                                    --               --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 8,281,343 shares at March 31, 1999
    and December 31, 1998                                                 494              494
  Additional paid-in capital                                           49,995           49,979
  Accumulated deficit                                                 (28,200)         (28,802)
                                                                     -----------------------------
        Total stockholders' equity                                     22,289           21,671
                                                                     -----------------------------
        Total liabilities and stockholders' equity                   $ 62,388           60,776
                                                                     =============================

See accompanying notes to consolidated financial statements.


             Air Methods Corporation and Subsidiary

             CONSOLIDATED STATEMENTS OF OPERATIONS
   (Amounts in thousands, except share and per share amounts)



                                                                       Three Months Ended March 31,
                                                                       -----------------------------
                                                                           1999           1998
                                                                       -----------------------------
                                                                       (unaudited)    (unaudited)
Revenue:
  Flight revenue                                                       $   11,345            9,789
  Sales of medical interiors and products                                   1,536              982
  Parts and maintenance sales and services                                    420              434
  International franchise fees                                                 21               74
  Gain on disposition of assets, net                                           --              934
  Other                                                                        16               --
                                                                       -----------------------------
                                                                           13,338           12,213
                                                                       -----------------------------
Operating expenses:
  Flight centers                                                            3,853            3,248
  Aircraft operations                                                       3,118            2,844
  Aircraft rental                                                             553              430
  Cost of medical interiors and products sold                               1,068              874
  Cost of parts and maintenance sales and services                            365              325
  Depreciation and amortization                                             1,189            1,041
  Bad debt expense                                                            561              467
  General and administrative                                                1,528            1,543
                                                                       -----------------------------
                                                                           12,235           10,772
                                                                       -----------------------------
        Operating income                                                    1,103            1,441

Other income (expense):
  Interest expense                                                           (550)            (597)
  Interest and dividend income                                                 38               34
  Other, net                                                                   11               22
                                                                       -----------------------------
        Net income                                                     $      602              900
                                                                       =============================
Basic and diluted income per common share                              $      .07              .11
                                                                       =============================
Weighted average number of common shares outstanding - basic            8,230,737        8,158,489
                                                                       =============================
Weighted average number of common shares outstanding - diluted          8,241,736        8,300,259
                                                                       =============================




See accompanying notes to consolidated financial statements.



            Air Methods Corporation and Subsidiary

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in thousands)


                                                                                        Three Months Ended March 31,
                                                                                     -----------------------------------
                                                                                        1999                  1998
                                                                                     -----------------------------------
                                                                                     (unaudited)           (unaudited)
Cash flows from operating activities:
 Net income                                                                          $    602                   900
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                                1,189                 1,041
   Bad debt expense                                                                       561                   467
   Vesting of common stock options issued for services                                     16                    15
   Gain on disposition of assets, net                                                      --                  (934)
   Changes in assets and liabilities:
     Decrease in prepaid and other current assets                                          72                    83
     Increase in receivables                                                             (882)               (1,192)
     Increase in parts inventories                                                       (211)                  (94)
     Decrease (increase) in work-in-process on medical interiors and
       costs in excess of billings                                                        (99)                1,075
     Increase (decrease) in accounts payable, other accrued liabilities,
       and income tax liabilities                                                         265                  (106)
     Increase in deferred revenue, billings in excess of costs, and other
       liabilities                                                                        285                   124
     Increase (decrease) in accrued overhaul and parts replacement costs                  143                   (33)
                                                                                     -----------------------------------
         Net cash provided by operating activities                                      1,941                 1,346
                                                                                     -----------------------------------
Cash flows from investing activities:
 Acquisition of equipment and leasehold improvements                                     (225)               (2,978)
 Proceeds from retirement and sale of equipment                                            --                 3,003
 Net increase in patent development costs, notes receivable, and other assets            (633)                  (84)
                                                                                     -----------------------------------
         Net cash used by investing activities                                           (858)                  (59)
                                                                                     -----------------------------------
Cash flows from financing activities:
 Net payments under short-term notes payable                                             (424)                 (687)
 Proceeds from issuance of debt                                                         1,150                 1,188
 Payments of long-term debt                                                              (673)                 (647)
 Payments of capital lease obligations                                                   (146)                 (132)
 Proceeds from issuance of common stock, net                                               --                    40
                                                                                     -----------------------------------
         Net cash used by financing activities                                            (93)                 (238)
                                                                                     -----------------------------------
Increase in cash and cash equivalents                                                     990                 1,049

Cash and cash equivalents at beginning of period                                        2,407                 3,396
                                                                                     -----------------------------------
Cash and cash equivalents at end of period                                           $  3,397                 4,445
                                                                                     ===================================

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1998.

(2)  Income per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

(3)  Stockholders' Equity

     Changes in the stockholders' equity for the three months ended March 31, 1999, consisted of the following (amounts in thousands except share amounts):

                                                     Three Months Ended
                                                       March 31, 1999
                                                  ---------------------------
                                                     Shares
                                                   Outstanding    Amount
                                                  ---------------------------
 Balance at January 1, 1999                       8,230,737        $  21,671

 Vesting of common stock options for services            --               16

 Net income                                              --              602
                                                  ---------------------------
 Balance at March 31, 1999                        8,230,737        $  22,289
                                                  ===========================

     As of March 31, 1999, the Company's total accumulated deficit was $28,200,000. Of that amount, $20,467,000 relates to Cell
     Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(4)  Business Segment Information

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

     - Mercy Air Service, Inc. ("Mercy") - provides air medical transportation services in southern California to the general population as an independent community-based service. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers

     The Company evaluates the performance of its segments based on net income. Intersegment sales are reflected at cost-related prices.

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between Flight Services, Products, and Corporate Activities for internal reporting and performance evaluation purposes.


                                      Flight
                                     Services                 Products      Corporate      Intersegment
    For quarter ended March 31,      Division     Mercy       Division     Activities      Eliminations     Consolidated
                                     ------------------------------------------------------------------------------------
    1999
    External revenue                 $ 7,342      4,381        1,540            75               --           13,338
    Intersegment revenue                   8         --          724            --             (732)              --
                                     ------------------------------------------------------------------------------------
    Total revenue                      7,350      4,381        2,264            75             (732)          13,338
                                     ------------------------------------------------------------------------------------
    Operating expenses                 5,430      3,230        1,683           678             (547)          10,474
    Depreciation & amortization          818        258           40            73               --            1,189
    Bad debt expense                      --        561           --            --               --              561
    Interest expense                     258        263           --            29               --              550
    Interest income                      (19)        (2)          --           (17)              --              (38)
                                     ------------------------------------------------------------------------------------
    Segment net income (loss)        $   863         71          541          (688)            (185)             602
                                     ====================================================================================
    Total assets                         N/A     17,795          N/A        44,593              N/A           62,388
                                     ====================================================================================
    1998
    External revenue                 $ 7,704      3,458          978            73               --           12,213
    Intersegment revenue                  --         --          544            --             (544)              --
                                     ------------------------------------------------------------------------------------
    Total revenue                      7,704      3,458        1,522            73             (544)          12,213
                                     ------------------------------------------------------------------------------------
    Operating expenses                 5,230      2,370        1,375           650             (383)           9,242
    Depreciation & amortization          720        190           47            84               --            1,041
    Bad debt expense                      --        467           --            --               --              467
    Interest expense                     236        288           --            73               --              597
    Interest income                       --         (1)          --           (33)              --              (34)
                                     ------------------------------------------------------------------------------------
    Segment net income (loss)        $ 1,518        144          100          (701)            (161)             900
                                     ====================================================================================
    Total assets                         N/A     17,026          N/A        43,505              N/A           60,531
                                     ====================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy's operations, continued royalty revenue from Unimed Air, Year 2000 compliance issues, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K.

Results of Operations

The Company reported net income of $602,000 for the three months ended March 31, 1999, compared to net income of $900,000 for the quarter ended March 31, 1998. Net income for the first quarter of 1998 included gains on the sale and disposition of two aircraft, net of related costs, of $737,000. Without the effect of the gains, operating results improved from $163,000 to $602,000 due to improved performance for the Company's Flight Services and Products Divisions.

Flight revenue increased $1,556,000, or 15.9%, from $9,789,000 for the three months ended March 31, 1998, to $11,345,000 for the three months ended March 31, 1999. Flight revenue for the Flight Services Division increased 9.8% due to the addition of 2 new contracts since March 31, 1998, annual price increases in contracts with hospital clients, and a 14.2% increase in flight volume for continuing contracts. Revenue earned on the new contracts totaled over $530,000 in the first quarter of 1999. Flight revenue for Mercy increased 28.8% in the first quarter of 1999 compared to the first quarter of 1998 due to the addition of 2 new bases in Las Vegas and San Diego and a 6.5% increase in transport volume. Transport volume in the first quarter of 1998 was adversely impacted by the El Nino weather pattern because the Visual Flight Rules certified aircraft were unable to fly during periods of heavy rain. In the first quarter of 1999 Mercy further expanded its operations in San Diego with the purchase of the business operations of another air ambulance service provider.

Sales of medical interiors and products increased $554,000, or 56.4%, from $982,000 for the three months ended March 31, 1998, to $1,536,000 for the first quarter of 1999. Significant projects in 1999 included design work for a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force and the manufacture of multi-functional interiors for five Bell helicopters and one MD902 helicopter. Revenue by product line was as follows:

- $1,148,000 - manufacture and installation of modular, multi-functional interiors

-   $388,000 - design and manufacture of other aerospace products

Significant projects in 1998 included production of electrical system components for the U. S. Air Force HH-60G helicopter, manufacture and installation of a Bell 407 medical interior, and design and integration of avionics and communications systems for a special-use police helicopter. Revenue recognized in 1998 consisted of the following:

-    $54,000 - design and manufacture of multi-mission interiors

- $385,000 - manufacture and installation of modular, multi-functional interiors

-    $543,000 - manufacture of other aerospace products

Cost of medical interiors increased by 22.2% for the three months ended March 31, 1999, as compared to the previous year, reflecting the increase in volume of sales. All significant projects in process or completed during the quarter, with the exception of SCITS, represent adaptations of the multi-mission or multi-functional interiors.

International franchise fees decreased $53,000, or 71.6%, for the three months ended March 31, 1999, compared to the first quarter of 1998 due to negotiated reductions in fees caused by the recent devaluation of the Brazilian currency. Under the exclusive franchise agreement, Unimed Air, a Brazilian company, purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil.

In the first quarter of 1998 the Company recognized net gains totaling $934,000 on the disposition of assets. Gains included $870,000 from the insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs, consisting primarily of pilot, mechanic, and medical staff salaries and fringe benefits, increased 18.6% for the three months ended March 31, 1999, compared to 1998. Flight center costs for the Flight Services Division increased 5.2% primarily due to the addition of 2 new hospital contracts. Increases in salaries for merit pay raises was offset by lower workers compensation insurance rates in 1999. Flight center costs related to Mercy's operations increased 56.2% in the first quarter of 1999, almost entirely due to costs of approximately $400,000 for the 2 new bases established after March 1998.

Aircraft operating expenses increased 9.6% for the three months ended March 31, 1999, in comparison to the three months ended March 31, 1998. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Since the first quarter of 1998, the Company has added six helicopters and three airplanes to its fleet for the Flight Services Division and one helicopter for Mercy to support expanded operations. Total flight hours increased 27% for Flight Services Division and remained relatively unchanged for Mercy's operations, excluding the impact of the new contracts.

Aircraft rental expense increased by 28.6% for the three months ended March 31, 1999, compared to 1998. Lease expense in the first quarter of 1999 related to four new aircraft for the Flight Services Division totaled $185,000.

Depreciation and amortization expense increased 14.2% for the three months ended March 31, 1999, primarily due to the addition of one Bell 407 helicopter and one Bell 222 helicopter, as well as new medical interiors, to the Flight Services Division's fleet of owned aircraft.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increase of 20.1% in 1999 compared to 1998 reflects the increase in flight revenue for Mercy. Bad debt expense remained consistent at approximately 14% of Mercy's flight revenue, net of contractual allowances under agreements with third-party payers, in 1999 compared to 1998.

Financial Condition

Cash and cash equivalents increased $990,000 from $2,407,000 at December 31, 1998, to $3,397,000 as of March 31, 1999, while net working capital increased from $962,000 to $2,229,000 over the same period. The improvement in cash and working capital positions in the first quarter of 1999 is due primarily to cash flow generated from operations. The acquisition of equipment and other intangible assets in the first quarter was partially funded by $1.2 million in new debt.

Outlook 1999

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Flight Services Division

In the first quarter of 1999, the Flight Services Division extended an operating agreement due for renewal at the end of 1998 for an additional 10 years, pending execution of final contract, and began operations under one new contract. No other contracts are due for renewal in 1999. Start up costs associated with the contract extension and the new contract were incurred primarily in the first quarter of 1999. The Company expects 1999 flight activity for current hospital contracts to remain consistent with historical levels.

The Company expects operating royalties generated by Unimed Air, its Brazilian franchisee, during the remainder of 1999 to remain consistent with the levels attained in the first quarter.

Mercy Air Service

The Company expects flight volume for Mercy's operations to be consistent with historical levels during the remainder of 1999 with increases for a full year of operations at its two new locations in Las Vegas and San Diego. In the first quarter of 1999 Mercy further expanded its operations in San Diego with the purchase of the business operations of another air ambulance service provider.

Products Division

In the first quarter of 1999 the Products Division received contracts to produce medical interiors for Bell 407, Bell 430, and MD902 helicopters. The Company expects to complete the manufacture of modular, multi-functional interiors for six aircraft, including the three helicopters under the new contracts, during the second and third quarters of 1999 and to continue design work on the developmental phase of the SCITS program for the U.S. Air Force throughout 1999.

The Department of Defense has allocated funds for and approved seven Multi-Mission Medevac Systems developed by the Company for the U.S. Army UH-60Q helicopter. Authorization to commence production for six units is expected in 1999. Orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1999 or in future periods.

The last comprehensive design review for the SCITS program is scheduled in the first half of 1999. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 1999 or in future periods.

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

State of Readiness

The Company initiated assessment of computer systems in 1996 and anticipates minimal need for new equipment beyond the routine system upgrade schedule. The Company has formed a corporate-wide Y2K project team led by the information services manager and supervised by the Chief Financial Officer to ensure an uninterrupted transition to the year 2000 by assessing, modifying, and testing information technology
(IT) and non-IT systems. IT systems include the Company's software and hardware; non-IT systems include embedded chip technology in various manufacturing equipment, avionics systems, utilities, and communication systems. The team has categorized the Company's systems into mission critical and non-critical systems based on the expected impact of failure or malfunction on the Company's operations. A comprehensive inventory and testing of IT systems indicated an anticipated failure rate of approximately 16%. Systems anticipated to fail will be replaced or brought into compliance prior to the end of the second quarter of 1999. None of these systems is considered mission-critical.

The Company uses primarily software programs written and updated by outside firms, and Y2K upgrades are covered under standard maintenance contracts. The Company has received vendor representations of Y2K compliance for approximately 85% of its mission-critical software as of March 31, 1999. The remaining 15% will be addressed with the vendors prior to the end of the second quarter of 1999.

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

Costs of Year 2000 Compliance

Because most of the software updates related to Y2K compliance have been covered by the Company's existing maintenance contracts, the amounts expensed in the first quarter of 1999 were immaterial. Total capitalized costs associated with hardware and software upgrades were approximately $22,000 for the quarter ended March 31, 1999, including costs associated with new systems which will be Year 2000 compliant even though such compliance was not the primary reason for installation. The Company has not used and does not plan to employ independent contractors to assess or test Y2K compliance. The process for tracking internal costs, primarily salaries and benefits for employees dedicating time to Y2K compliance issues, does not capture all of the costs of Y2K compliance. Management expects, but makes no assurance, that changes required for Y2K will not have a material adverse effect on its financial position or results of operations. The Company expects to fund the cost of Y2K compliance through operating cash flows.

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

The Company can give no assurance that it can identify and correct all Year 2000 issues which may affect operations. In addition, the Company can give no assurance that vendors, customers, public utilities, governmental agencies, or other service providers will not experience Year 2000 problems which may have a material adverse impact on the Company's operations. Forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's cautionary statement regarding forward-looking statements contained on page 7 of this report, which is provided under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of March 31, 1999.

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


                              AIR METHODS CORPORATION



Date:  May 11, 1999           By   \s\   Aaron D. Todd
                                   On behalf of the Company, and as
                                   Principal Financial and Accounting
                                   Officer