Form 10-Q
period 1999-06-30
AIR METHODS CORP
filed 1999-08-09
CIK 816159

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


                         Commission file number 0-16079


                             AIR METHODS CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)


                       Delaware                                                             84-0915893
--------------------------------------------------------------              ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification Number)


 7301 South Peoria, Englewood, Colorado                       80112
----------------------------------------                    ----------
(Address of Principal Executive Offices)                    (Zip Code)


        Registrant's Telephone Number, Including Area Code (303) 792-7400
                                                           --------------

         Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of shares of Common Stock, par value $.06, outstanding as of July 30, 1999, was 8,211,037.

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION


                  Item 1.       Consolidated Financial Statements                                                 1

                                Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                 1

                                Consolidated Statements of Operations for the three and six months ended
                                    June 30, 1999 and 1998                                                        3

                                Consolidated Statements of Cash Flows for the six months ended
                                    June 30, 1999 and 1998                                                        4

                                Notes to Consolidated Financial Statements                                        5

                  Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                                    of Operations                                                                 7

                  Item 3.       Quantitative and Qualitative Disclosures about Market Risk                       12


PART II.          OTHER INFORMATION

                  Item 1.       Legal Proceedings                                                                13

                  Item 2.       Changes in Securities                                                            13

                  Item 3.       Defaults upon Senior Securities                                                  13

                  Item 4.       Submission of Matters to a Vote of Security Holders                              13

                  Item 5.       Other Information                                                                13

                  Item 6.       Exhibits and Reports on Form 8-K                                                 13


SIGNATURES                                                                                                       14

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     AIR METHODS CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1999          1998
                                                                                  --------     ------------
Assets                                                                           (unaudited)

Current assets:
    Cash and cash equivalents                                                     $  1,817         2,407
    Current installments of notes receivable                                            70            66
    Receivables:
       Trade                                                                        10,132         7,298
       Less allowance for doubtful accounts                                         (2,706)       (1,404)
                                                                                  --------      --------
                                                                                     7,426         5,894

       Insurance proceeds                                                              183           154
       International franchise fee                                                      37            74
       Other                                                                           529           259
                                                                                  --------      --------
                                                                                     8,175         6,381
                                                                                  --------      --------

    Inventories                                                                      2,273         2,077
    Work-in-process on medical interiors and products contracts                        266           147
    Prepaid expenses and other                                                         754           849
                                                                                  --------      --------

               Total current assets                                                 13,355        11,927
                                                                                  --------      --------

Equipment and leasehold improvements:
    Flight and ground support equipment                                             60,253        59,371
    Furniture and office equipment                                                   2,982         2,648
                                                                                  --------      --------
                                                                                    63,235        62,019
    Less accumulated depreciation and amortization                                 (19,005)      (16,747)
                                                                                  --------      --------

               Net equipment and leasehold improvements                             44,230        45,272
                                                                                  --------      --------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $758 and $705 at June 30, 1999 and December 31, 1998,
    respectively                                                                     1,823         1,876
Notes receivable, less current installments                                            572           607
Other assets, net of accumulated amortization of $1,026 and $866
    at June 30, 1999 and December 31, 1998, respectively                             1,672         1,094
                                                                                  --------      --------

               Total assets                                                       $ 61,652        60,776
                                                                                  ========      ========

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION AND SUBSIDIARY

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                     --------    ------------
Liabilities and Stockholders' Equity                                (unaudited)

Current liabilities:
    Notes payable                                                    $    700         1,125
    Current installments of long-term debt                              2,974         2,781
    Current installments of obligations under capital leases              411           554
    Accounts payable                                                      998         1,191
    Accrued overhaul and parts replacement costs                        1,980         2,640
    Deferred revenue                                                    1,113           531
    Billings in excess of costs and estimated earnings on
       uncompleted contracts                                              167           119
    Deferred income taxes                                                 159           315
    Other accrued liabilities                                           1,531         1,709
                                                                     --------      --------

               Total current liabilities                               10,033        10,965

Long-term debt, less current installments                              19,303        19,718
Obligations under capital leases, less current installments             2,154         2,351
Accrued overhaul and parts replacement costs                            5,535         4,586
Deferred income taxes                                                     555           554
Other liabilities                                                         913           931
                                                                     --------      --------

               Total liabilities                                       38,493        39,105

Stockholders' equity (note 3):
    Preferred stock, $1 par value.  Authorized 5,000,000 shares,
       none issued                                                         --            --
    Common stock, $.06 par value. Authorized 16,000,000 shares;
       issued 8,281,343 shares at June 30, 1999 and
       December 31, 1998                                                  497           497
    Additional paid-in capital                                         49,987        49,979
    Accumulated deficit                                               (27,321)      (28,802)
   Treasury stock, 65,606 and 50,606 common shares at June 30,
        1999 and December 31, 1998, respectively                           (4)           (3)
                                                                     --------      --------

               Total stockholders' equity                              23,159        21,671

                                                                     --------      --------
               Total liabilities and stockholders' equity            $ 61,652        60,776
                                                                     ========      ========

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ----------------------------      ----------------------------
                                                             1999             1998            1999             1998
                                                         -----------      -----------      -----------      -----------

Revenue:
    Flight revenue                                       $    12,401           11,047           23,746           20,836
    Sales of medical interiors and products                    1,291              588            2,827            1,570
    Parts and maintenance sales and services                     337              262              758              696
    International franchise revenue                               39               72               60              146
    Gain on disposition of assets, net                            --               --               --              897
    Other                                                         --               --               15               --
                                                         -----------      -----------      -----------      -----------
                                                              14,068           11,969           27,406           24,145
                                                         -----------      -----------      -----------      -----------
Operating expenses:
    Flight centers                                             3,821            3,316            7,674            6,564
    Aircraft operations                                        3,396            3,357            6,514            6,201
    Aircraft rental                                              412              444              965              874
    Medical interiors and products sold                          996              700            2,064            1,574
    Cost of parts and maintenance sales and services             268              217              633              542
    Depreciation and amortization                              1,288            1,041            2,477            2,082
    Bad debt expense                                             978              451            1,539              918
    Loss on disposition of assets, net                            62               37               62               --
    General and administrative                                 1,571            1,613            3,099            3,156
                                                         -----------      -----------      -----------      -----------
                                                              12,792           11,176           25,027           21,911
                                                         -----------      -----------      -----------      -----------

                 Operating income                              1,276              793            2,379            2,234

Other income (expense):
    Interest expense                                            (549)            (570)          (1,099)          (1,167)
    Interest and dividend income                                  39               65               77               99
    Other, net                                                    17               12               28               34
                                                         -----------      -----------      -----------      -----------

Income before income taxes                                       783              300            1,385            1,200

Income tax benefit                                                96               --               96               --
                                                         -----------      -----------      -----------      -----------

                 Net income                              $       879              300            1,481            1,200
                                                         ===========      ===========      ===========      ===========

Basic income per common share                            $       .11              .04              .18              .15
                                                         ===========      ===========      ===========      ===========

Diluted income per common share                          $       .11              .04              .18              .14
                                                         ===========      ===========      ===========      ===========

Weighted average number of common shares
    outstanding - basic                                    8,215,737        8,197,464        8,223,237        8,177,977
                                                         ===========      ===========      ===========      ===========

Weighted average number of common shares
    outstanding - diluted                                  8,223,437        8,567,033        8,232,079        8,437,848
                                                         ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      1999          1998
                                                                                   ---------     -----------

Cash flows from operating activities:
    Net income                                                                       $ 1,481        1,200
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                            2,477        2,082
      Vesting of common stock options issued for services                                 30           30
      Bad debt expense                                                                 1,539          918
      Loss (gain) on retirement and sale of equipment, net                                62         (897)
      Changes in assets and liabilities:
         Decrease (increase) in prepaid and other current assets                          95         (459)
         Increase in receivables                                                      (3,333)      (1,965)
         Increase in parts inventories                                                  (196)        (190)
         Decrease (increase) in work-in-process on medical interiors                    (119)       1,095
         Increase (decrease) in accounts payable, other accrued liabilities, and
             income tax liabilities                                                     (526)         227
         Increase in deferred revenue, billings in excess of costs, and other
             liabilities                                                                 612          289
         Increase (decrease) in accrued overhaul and parts replacement costs             (33)          78
                                                                                     -------      -------
               Net cash provided by operating activities                               2,089        2,408
                                                                                     -------      -------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements                                 (962)      (4,185)
    Proceeds from retirement and sale of equipment                                        --        2,966
    Increase in notes receivable, patent development costs and other assets             (707)        (198)
                                                                                     -------      -------
               Net cash used by investing activities                                  (1,669)      (1,417)
                                                                                     -------      -------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net                                           --          167
    Payments for purchases of common stock                                               (23)          --
    Net payments under short-term notes payable                                         (425)        (708)
    Proceeds from issuance of debt                                                     1,150        1,188
    Payments of long-term debt                                                        (1,372)      (1,322)
    Payments of capital lease obligations                                               (340)        (314)
                                                                                     -------      -------
               Net cash used by financing activities                                  (1,010)        (989)
                                                                                     -------      -------

Increase (decrease) in cash and cash equivalents                                        (590)           2

Cash and cash equivalents at beginning of period                                       2,407        3,396
                                                                                     -------      -------

Cash and cash equivalents at end of period                                           $ 1,817        3,398
                                                                                     =======      =======


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998.

(2)      INCOME PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

(3)      STOCKHOLDERS' EQUITY

         Changes in the stockholders' equity for the six months ended June 30, 1999, consisted of the following (amounts in thousands except share amounts):


                                                                      Shares
                                                                    Outstanding        Amount
                                                                    -----------      ----------

                   Balance at January 1, 1999                         8,230,737      $   21,671


                   Vesting of common stock  options for services
                      rendered                                               --              30

                   Retirement of common shares                          (15,000)            (23)

                   Net income                                                --           1,481
                                                                     ----------      ----------

                   Balance at June 30, 1999                           8,215,737      $   23,159
                                                                     ==========      ==========

         As of June 30, 1999, the Company's total accumulated deficit was $27,321,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(4)      INCOME TAX BENEFIT

         In the second quarter of 1999, the Company recognized an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy's trade receivables from cash to accrual basis when the Company acquired Mercy in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period taxable losses.

(5)      BUSINESS SEGMENT INFORMATION

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

                                   Flight        Mercy
                                  Services        Air         Products     Corporate    Intersegment
FOR QUARTER ENDED JUNE 30:        Division      Service       Division     Activities   Eliminations  Consolidated
                                  --------      --------      --------     ----------   ------------  ------------

       1999

External revenue                  $  7,683         5,024         1,294            67            --        14,068
Intersegment revenue                    33            --           360            --          (393)           --
                                  --------      --------      --------      --------      --------      --------
Total revenue                        7,716         5,024         1,654            67          (393)       14,068
                                  --------      --------      --------      --------      --------      --------

Operating expenses                   5,995         2,849         1,421           648          (404)       10,509
Depreciation & amortization            861           317            62            48            --         1,288
Bad debt expense                        --           978            --            --            --           978
Interest expense                       272           272            --             5            --           549
Interest income                        (19)           (2)           --           (18)           --           (39)
Income tax benefit                      --           (96)           --            --            --           (96)
                                  --------      --------      --------      --------      --------      --------
Segment net income (loss)         $    607           706           171          (616)           11           879
                                  ========      ========      ========      ========      ========      ========

Total assets                           N/A        18,486           N/A        43,166           N/A        61,652
                                  ========      ========      ========      ========      ========      ========

1998
External revenue                  $  7,294         4,020           583            72            --        11,969
Intersegment revenue                    14            --           602            --          (616)           --
                                  --------      --------      --------      --------      --------      --------
Total revenue                        7,308         4,020         1,185            72          (616)       11,969
                                  --------      --------      --------      --------      --------      --------

Operating expenses                   5,536         2,670         1,283           662          (479)        9,672
Depreciation & amortization            735           192            70            44            --         1,041
Bad debt expense                        --           451            --            --            --           451
Interest expense                       262           267            --            41            --           570
Interest income                        (21)           (2)           --           (42)           --           (65)
                                  --------      --------      --------      --------      --------      --------
Segment net income (loss)         $    796           442          (168)         (633)         (137)          300
                                  ========      ========      ========      ========      ========      ========

Total assets                           N/A        17,702           N/A        43,002           N/A        60,704
                                  ========      ========      ========      ========      ========      ========

FOR SIX MONTHS ENDED JUNE 30:
1999
External revenue                  $ 15,025         9,405         2,834           142            --        27,406
Intersegment revenue                    41            --         1,084            --        (1,125)           --
                                  --------      --------      --------      --------      --------      --------
Total revenue                       15,066         9,405         3,918           142        (1,125)       27,406
                                  --------      --------      --------      --------      --------      --------

Operating expenses                  11,425         6,079         3,104         1,326          (951)       20,983
Depreciation & amortization          1,679           575           102           121            --         2,477
Bad debt expense                        --         1,539            --            --            --         1,539
Interest expense                       530           535            --            34            --         1,099
Interest income                        (38)           (4)           --           (35)           --           (77)
Income tax benefit                      --           (96)           --            --            --           (96)
                                  --------      --------      --------      --------      --------      --------
Segment net income (loss)         $  1,470           777           712        (1,304)         (174)        1,481
                                  ========      ========      ========      ========      ========      ========

Total assets                           N/A        18,486           N/A        43,166           N/A        61,652
                                  ========      ========      ========      ========      ========      ========

1998
External revenue                  $ 14,961         7,478         1,561           145            --        24,145
Intersegment revenue                    14            --         1,146            --        (1,160)           --
                                  --------      --------      --------      --------      --------      --------
Total revenue                       14,975         7,478         2,707           145        (1,160)       24,145
                                  --------      --------      --------      --------      --------      --------

Operating expenses                  10,729         5,040         2,658         1,312          (862)       18,877
Depreciation & amortization          1,455           382           117           128            --         2,082
Bad debt expense                        --           918            --            --            --           918
Interest expense                       498           555            --           114            --         1,167
Interest income                        (21)           (3)           --           (75)           --           (99)
                                  --------      --------      --------      --------      --------      --------
Segment net income (loss)         $  2,314           586           (68)       (1,334)         (298)        1,200
                                  ========      ========      ========      ========      ========      ========

Total assets                           N/A        17,702           N/A        43,002           N/A        60,704
                                  ========      ========      ========      ========      ========      ========

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

RESULTS OF OPERATIONS

The Company reported net income of $879,000 and $1,481,000 for the three and six months ended June 30, 1999, respectively, compared to net income of $300,000 and $1,200,000 for the three and six months ended June 30, 1998, respectively. The improvement in operating results in 1999 is primarily attributable to improved performance Mercy Air Service, Inc., the Company's wholly owned subsidiary, and the Company's Products Division.

Flight revenue increased $1,354,000, or 12.3%, and $2,910,000, or 14.0%, for the three and six months ended June 30, 1999, respectively, compared to 1998. Flight revenue for the Flight Services Division increased 5.6% and 7.6% for the three and six months ended June 30, 1999, respectively, primarily due to revenue of $512,000 and $808,000, respectively, from 2 new contracts added since June 30, 1998, and to annual price increases in contracts with hospital clients. Flight volume for continuing contracts also increased 2.1% in the second quarter of 1999 and 10.6% in the six-month period. Flight revenue for Mercy increased 25.0% and 26.7% in the three and six months ended June 30, 1999, respectively, compared to 1998 due to the addition of 2 new bases in Las Vegas and San Diego and to the purchase of the business operations of another air ambulance service provider in San Diego in March 1999. Transport volume also increased 6.1% and 6.3% for the three and six months ended June 30, 1999, respectively. Transport volume in the first quarter of 1998 was adversely impacted by the El Nino weather pattern because the Visual Flight Rules certified aircraft were unable to fly during periods of heavy rain.

Sales of medical interiors and products increased $703,000, or 119.6%, and $1,257,000, or 80.1%, for the three and six months ended June 30, 1999. Significant projects in 1999 included design work for a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force and the manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. Revenue by product line for the quarter and six months ended June 30, 1999, respectively, was as follows:

o $890,000 and $2,038,000 - manufacture and installation of modular, multi-functional interiors

o $401,000 and $789,000 - design and manufacture of other aerospace products

Significant projects in 1998 included production of electrical system components for the U. S. Air Force HH-60G helicopter, manufacture and installation of a Bell 407 medical interior, and design and integration of avionics and communications systems for a special-use police helicopter. Revenue recognized in the three and six months ended June 30, 1998, respectively, consisted of the following:

o $36,000 and $90,000 - design and manufacture of multi-mission interiors

o $180,000 and $565,000 - manufacture and installation of modular, multi-functional interiors

o $372,000 and $915,000 - manufacture of other aerospace products

Cost of medical interiors and products increased by 42.3% and 31.1% for the three and six months ended June 30, 1999, as compared to the previous year, reflecting the increase in volume of sales. In addition, the second quarter of 1998 included approximately $123,000 in costs to re-manufacture electrical system components for the HH-60G Pave Hawk helicopter pursuant to modifications directed by the customer. All significant projects in process or completed during 1999, with the exception of SCITS, represent adaptations of the multi-mission or multi-functional interiors.

International franchise fees decreased $33,000, or 45.8%, and $86,000, or 58.9%, for the three and six months ended June 30, 1999, compared to 1998 due to negotiated reductions in fees driven by the devaluation of the Brazilian currency. Under the exclusive franchise agreement, Unimed Air, a Brazilian company, purchased the right to use the trademarks and expertise of the Company in providing air medical services in Brazil.

In the six months ended June 30, 1998, the Company recognized net gains totaling $897,000 on the disposition of assets, including $870,000 from an insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 15.2% and 16.9% for the three and six months ended June 30, 1999, respectively, compared to 1998. Flight center costs for the Flight Services Division increased 8.1% and 6.5% for the three and six months, respectively, primarily due to the addition of 2 new hospital contracts and increases in salaries for merit pay raises. Flight center costs related to Mercy's operations increased 32.5% and 43.7% in the three and six months ended June 30, 1999, almost entirely due to costs of approximately $362,000 and $760,000, respectively, for the 2 new bases established in 1998.

Aircraft operating expenses increased by 1.2% and 5.0% for the three and six months ended June 30, 1999, respectively, in comparison to the three and six months ended June 30, 1998. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Increases in aircraft operating expenses driven by the addition of five helicopters and two airplanes to the fleet were offset almost entirely by lower maintenance costs for Mercy's fleet of aircraft during the three and six months ended June 30, 1999.

Aircraft rental expense decreased 7.2% for the quarter ended June 30, 1999, but increased 10.4% for the six months ended June 30, 1999. Lease expense for the six months ended June 30, 1999, related to four new aircraft for the Flight Services Division totaled $382,000. The impact of adding these four aircraft was offset in part during the six-month period and entirely during the second quarter by the refinance of leases covering three helicopters and expiration of a fourth lease agreement in March 1999.

Depreciation and amortization expense increased 23.7% and 19.0% for the three and six months ended June 30, 1999, respectively, reflecting the addition of one Bell 407 helicopter and one Bell 222 helicopter, as well as two new medical interiors, to the Flight Services Division's fleet of owned aircraft. The Company also completed the renovation of its corporate headquarters facility in Colorado and of Mercy's headquarters in California at the end of the first quarter of 1999, increasing depreciable leasehold improvements by approximately $300,000.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increases of 116.9% and 67.6% for the three and six months ended June 30, 1999, respectively, compared to 1998 reflect increases in flight revenue for Mercy. In addition, the Company achieved better than anticipated collection rates during the first six months of 1998. Bad debt expense for the three and six months ended June 30, 1999, was approximately 18% and 21%, respectively, of Mercy's net flight revenue, consistent with historical levels.

General and administrative expenses remained relatively constant for the three and six months ended June 30, 1999, compared to 1998, despite the revenue growth over the same period. Most of the general and administrative costs are fixed in nature and do not vary with revenue volume.

In the second quarter of 1999, the Company recognized an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy's trade receivables from cash to accrual basis when the Company acquired Mercy in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period taxable losses.

FINANCIAL CONDITION

Cash and cash equivalents decreased from $2,407,000 at December 31, 1998, to $1,817,000 at June 30, 1999. Net working capital improved from $962,000 to $3,322,000 over the same period. The change in cash and working capital positions is primarily due to increased trade receivables. Mercy's trade receivables grew by 20.9% from December 31, 1998, to June 30, 1999, driven mainly by the expansion of operations in San Diego in March 1999. The increase in receivables also mirrors the 13.5% increase in the Company's total revenue for the six-month period ended June 30, 1999.

OUTLOOK 1999

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Flight Services Division

In July 1999 the Flight Services Division entered into an agreement to begin operations, pending execution of final contract, for a new hospital customer in Nebraska in September 1999. With the new contract, the Flight Services Division has expanded its operations to 17 states. Start up costs associated with the new contract are expected to be incurred primarily during the third quarter of 1999. The Company expects 1999 flight activity for current hospital contracts to remain consistent with historical levels. No contracts are due for renewal during the third and fourth quarters of 1999.

The Company expects operating royalties generated by Unimed Air, its Brazilian franchisee, during the remainder of 1999 to remain consistent with the levels attained in the first six months.

Mercy Air Service

The Company expects flight volume for Mercy's operations to be consistent with historical levels during the remainder of 1999 with increases resulting from a full year of operations at its new location in San Diego and from the acquisition of another air ambulance provider, also in San Diego.

Products Division

In July 1999 the Products Division completed and delivered a modular, multi-functional interior in an MD902 helicopter for the first air medical helicopter program to be operated in Japan. In addition, the Company expects to complete the manufacture of four other modular, multi-functional interiors during the third quarter of 1999 and to continue design work on the developmental phase of the SCITS program for the U.S. Air Force throughout 1999.

The Department of Defense has allocated funds for and approved seven Multi-Mission Medevac Systems developed by the Company for the U.S. Army UH-60Q helicopter. Sikorsky Aircraft Company, the prime contractor for the UH-60Q project, is currently under contract with the Department of Defense to produce six units. The Company's authorization to commence production for six units is expected in 1999. Orders for these units have not yet been received, and there is no assurance that the work will be performed or units delivered in 1999 or in future periods.

The Company began the production of four SCITS test units for developmental testing and evaluation during the second quarter of 1999. These units will be subject to static, vibration, and environmental testing beginning in the fourth quarter of 1999. The Company is also under contract to produce 10 additional units for operational testing and evaluation in the year 2000. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 1999 or in future periods.

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

State of Readiness

The Company initiated assessment of computer systems in 1996 and anticipates minimal need for new equipment beyond the routine system upgrade schedule. The Company has formed a corporate-wide Y2K project team led by the information services manager and supervised by the Chief Financial Officer to ensure an uninterrupted transition to the year 2000 by assessing, modifying, and testing information technology (IT) and non-IT systems. IT systems include the Company's software and hardware; non-IT systems include embedded chip technology in various manufacturing equipment, avionics systems, utilities, and communication systems. The team has categorized the Company's systems into mission critical and non-critical systems based on the expected impact of failure or malfunction on the Company's operations. A comprehensive inventory and testing of IT systems identified workstations which required upgrades or replacement to become Y2K compliant. Replacement or upgrade of these systems has begun and is expected to be completed in the third quarter of 1999.

The Company uses primarily software programs written and updated by outside firms, and Y2K upgrades are covered under standard maintenance contracts. Vendor representations of Y2K compliance have been received for all mission-critical software except one system as of June 30, 1999. The Company expects to replace that system during the third quarter of 1999.

The Company has been in contact with the primary manufacturers of its airframe and avionics equipment to determine the impact of imbedded chip technology on the Company's flight systems. The airframe manufacturer has conducted tests of its products and has not identified significant Y2K issues. The avionics manufacturer has identified potential problems with certain communications equipment and the expected dates those problems may be experienced in its equipment. Because none of the potential problems reported by the manufacturer relate to models of equipment currently used by the Company, these communications indicate that imbedded chip technology will not cause the Company's fleet to be grounded as a result of Y2K issues. As a precautionary measure, the Company may limit Instrument Flight Rules (IFR) operations on the dates identified by the manufacturer. Although the Company has evaluated its airframe and avionics equipment based on the vendor communications, there can be no assurance that all Y2K issues have been identified or that the equipment will perform without interruption in the year 2000.

The Company has begun the development of a standard questionnaire for significant suppliers and customers to determine the status of their Y2K programs. Although primary vendors (specific to mission critical systems and software) have been contacted, the Company has not yet determined the full extent to which it is vulnerable to the failure of vendors or customers to address Y2K compliance issues.

Costs of Year 2000 Compliance

Because most of the software updates related to Y2K compliance have been covered by the Company's existing maintenance contracts, the amounts expensed in the first six months of 1999 were immaterial. Total capitalized costs associated with hardware and software upgrades were approximately $70,000 for the six months ended June 30, 1999, including costs associated with new systems which will be Year 2000 compliant even though such compliance was not the primary reason for installation. The Company has not used and does not plan to employ independent contractors to assess or test Y2K compliance. The process for tracking internal costs, primarily salaries and benefits for employees dedicating time to Y2K compliance issues, does not capture all of the costs of Y2K compliance. The Company estimates the cost of replacing or upgrading remaining non-compliant systems to range from $70,000 to $100,000. Management expects, but makes no assurance, that changes required for Y2K will not have a material adverse effect on its financial position or results of operations. The Company expects to fund the cost of Y2K compliance through operating cash flows or equipment financing. The estimates given above are subject to change.

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

In management's opinion, the most reasonably likely worst case scenario for failure to achieve Year 2000 compliance is that a limited number of avionics systems may unexpectedly fail, requiring the Company to operate under only Visual Flight Rules (VFR) for a short time. The Company does not believe that malfunction of these avionics systems will result in mechanical failure of the aircraft or grounding of the fleet. Failure by the Company or certain of its vendors to resolve Y2K compliance issues in advance could result in disruption of operations. However, while no assurance can be given, management believes that efforts to test and address Y2K compliance issues will likely be successful and that the worst case scenario discussed above is unlikely to significantly disrupt operations.

Contingency Plans

In the event of the most reasonably likely worst case scenario described above, the Company plans to operate its fleet of aircraft under Visual Flight Rules until the issues have been resolved. In addition, the Company has established back-up and recovery procedures for computer systems and data, independent of Y2K concerns.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of June 30, 1999.

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


                                       AIR METHODS CORPORATION



Date:  August 9, 1999                  By /s/ Aaron D. Todd
                                          --------------------------------------
                                          On behalf of the Company, and as
                                          Principal Financial and Accounting
                                          Officer

                                 EXHIBIT INDEX



Exhibit
Number            Description
------            -----------

 27.1             Financial Data Schedule