Form 10-Q
period 1999-09-30
AIR METHODS CORP
filed 1999-11-09
CIK 816159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, par value $.06, outstanding as of October 29, 1999, was 8,201,737.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	September 30,	December 31,
	1999	1998
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$ 2,554	2,407
Current installments of notes receivable	72	66
Receivables:
Trade	8,803	7,298
Less allowance for doubtful accounts	(1,462)	(1,404)
	7,341	5,894

Insurance proceeds	346	154
International franchise fee	11	74
Other	594	259
	8,292	6,381

Inventories	2,293	2,077
Work-in-process on medical interiors and products contracts	114	147
Costs and estimated earnings in excess of billings on uncompleted contracts	352	--
Prepaid expenses and other	884	849

Total current assets	14,561	11,927

Equipment and leasehold improvements:
Flight and ground support equipment	61,287	59,371
Furniture and office equipment	3,506	2,648
	64,793	62,019
Less accumulated depreciation and amortization	(20,204)	(16,747)

Net equipment and leasehold improvements	44,589	45,272

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $784 and $705 at September 30, 1999 and December 31, 1998, respectively	1,797	1,876
Notes receivable, less current installments	553	607
Other assets, net of accumulated amortization of $1,127 and $866 at September 30, 1999 and December 31, 1998, respectively	1,694	1,094

Total assets	$ 63,194	60,776

(Continued)

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	1999	1998
Liabilities and Stockholders' Equity	(unaudited)

Current liabilities:
Notes payable	$ 700	1,125
Current installments of long-term debt	3,017	2,781
Current installments of obligations under capital leases	418	554
Accounts payable	1,363	1,191
Accrued overhaul and parts replacement costs	1,909	2,640
Deferred revenue	1,187	531
Billings in excess of costs and estimated earnings on uncompleted contracts	--	119
Deferred income taxes	109	315
Other accrued liabilities	2,072	1,709

Total current liabilities	10,775	10,965

Long-term debt, less current installments	18,538	19,718
Obligations under capital leases, less current installments	2,028	2,351
Accrued overhaul and parts replacement costs	5,973	4,586
Deferred income taxes	555	554
Other liabilities	891	931

Total liabilities	38,760	39,105

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 8,281,343 shares at September 30, 1999 and December 31, 1998	497	497
Additional paid-in capital	49,953	49,979
Accumulated deficit	(26,011)	(28,802)
Treasury stock, 84,606 and 50,606 common shares at September 30, 1999 and December 31, 1998, respectively	(5)	(3)

Total stockholders' equity	24,434	21,671

Total liabilities and stockholders' equity	$ 63,194	60,776

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Revenue:
Flight revenue	$ 13,571	11,409	37,317	32,245
Sales of medical interiors and products	790	947	3,617	2,517
Parts and maintenance sales and services	533	307	1,291	1,003
International franchise revenue	18	58	78	204
Gain on disposition of assets, net	--	--	--	878
Other	59	--	74	--
	14,971	12,721	42,377	36,847
Operating expenses:
Flight centers	4,229	3,595	11,903	10,159
Aircraft operations	3,276	4,004	9,790	10,205
Aircraft rental	495	459	1,460	1,333
Medical interiors and products sold	738	582	2,802	2,156
Cost of parts and maintenance sales and services	404	253	1,037	795
Depreciation and amortization	1,327	1,079	3,804	3,161
Bad debt expense	1,173	929	2,712	1,847
Loss on disposition of assets, net	--	19	62	--
General and administrative	1,545	1,502	4,644	4,658
	13,187	12,422	38,214	34,314

Operating income	1,784	299	4,163	2,533

Other income (expense):
Interest expense	(524)	(549)	(1,623)	(1,716)
Interest and dividend income	35	69	112	168
Other, net	15	(7)	43	27

Income (loss) before income taxes	1,310	(188)	2,695	1,012

Income tax benefit	--	--	96	--

Net income (loss)	$ 1,310	(188)	2,791	1,012

Basic and diluted income (loss) per common share	$ .16	(.02)	.34	.12

Weighted average number of common shares outstanding - basic	8,203,070	8,228,980	8,216,515	8,194,978

Weighted average number of common shares outstanding - diluted	8,223,247	8,228,980	8,229,479	8,460,753

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	1999	1998

Cash flows from operating activities:
Net income	$ 2,791	1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,804	3,161
Vesting of common stock options issued for services	45	45
Bad debt expense	2,712	1,847
Loss (gain) on retirement and sale of equipment, net	62	(878)
Changes in assets and liabilities:
Increase in prepaid and other current assets	(35)	(520)
Increase in receivables	(4,623)	(3,253)
Increase in inventories	(216)	(139)
Decrease (increase) in work-in-process on medical interiors and costs in excess of billings	(319)	825
Increase in accounts payable, other accrued liabilities, and income tax liabilities	330	755
Increase (decrease) in deferred revenue, billings in excess of costs, and other liabilities	497	(256)
Increase in accrued overhaul and parts replacement costs	313	487
Net cash provided by operating activities	5,361	3,086

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(2,500)	(5,851)
Proceeds from retirement and sale of equipment	--	2,967
Increase in notes receivable, patent development costs and other assets	(813)	(105)
Net cash used by investing activities	(3,313)	(2,989)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	--	210
Payments for purchases of common stock	(73)	(34)
Net payments under short-term notes payable	(425)	(21)
Proceeds from issuance of debt	1,150	6,657
Payments of long-term debt	(2,094)	(7,072)
Payments of capital lease obligations	(459)	(501)
Net cash used by financing activities	(1,901)	(761)

Increase (decrease) in cash and cash equivalents	147	(664)

Cash and cash equivalents at beginning of period	2,407	3,396

Cash and cash equivalents at end of period	$ 2,554	2,732

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

(3)     Stockholders' Equity

Changes in the stockholders' equity for the nine months ended September 30, 1999, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balance at January 1, 1999	8,230,737	$ 21,671

Vesting of common stock options for services rendered	--	45

Retirement of common shares	(34,000)	(73)

Net income	--	2,791

Balance at September 30, 1999	8,196,737	$ 24,434

As of September 30, 1999, the Company's total accumulated deficit was $26,011,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(4)      Income Tax Benefit

In the second quarter of 1999, the Company recognized an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in the tax accounting method for Mercy's trade receivables from cash to accrual basis when the Company acquired Mercy in 1997. The taxable income created by this change could not be offset by the Company's net operating loss carryforwards but could be offset by current period taxable losses.

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
For quarter ended September 30:	Flight Services Division	Mercy Air Service	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
1999
External revenue	$ 8,242	5,909	794	26	--	14,971
Intersegment revenue	--	--	907	--	(907)	--
Total revenue	8,242	5,909	1,701	26	(907)	14,971
Operating expenses	6,136	3,133	1,550	591	(738)	10,672
Depreciation & amortization	886	317	25	99	--	1,327
Bad debt expense	--	1,173	--	--	--	1,173
Interest expense	262	256	--	6	--	524
Interest income	(18)	(1)	--	(16)	--	(35)
Segment net income (loss)	$ 976	1,031	126	(654)	(169)	1,310
Total assets	N/A	20,220	N/A	42,974	N/A	63,194

1998
External revenue	$ 7,265	4,447	950	59	--	12,721
Intersegment revenue	--	--	1,152	--	(1,152)	--
Total revenue	7,265	4,447	2,102	59	(1,152)	12,721
Operating expenses	6,182	2,984	1,566	593	(904)	10,421
Depreciation & amortization	739	205	15	120	--	1,079
Bad debt expense	--	929	--	--	--	929
Interest expense	262	264	--	23	--	549
Interest income	(40)	(2)	--	(27)	--	(69)
Segment net income (loss)	$ 122	67	521	(650)	(248)	(188)
Total assets	N/A	18,563	N/A	42,678	N/A	61,241

For nine months ended September 30:
1999
External revenue	$ 23,267	15,314	3,628	168	--	42,377
Intersegment revenue	41	--	1,991	--	(2,032)	--
Total revenue	23,308	15,314	5,619	168	(2,032)	42,377
Operating expenses	17,561	9,212	4,654	1,917	(1,689)	31,655
Depreciation & amortization	2,565	892	127	220	--	3,804
Bad debt expense	--	2,712	--	--	--	2,712
Interest expense	792	791	--	40	--	1,623
Interest income	(56)	(5)	--	(51)	--	(112)
Income tax benefit	--	(96)	--	--	--	(96)
Segment net income (loss)	$ 2,446	1,808	838	(1,958)	(343)	2,791
Total assets	N/A	20,220	N/A	42,974	N/A	63,194

1998
External revenue	$ 22,207	11,925	2,511	204	--	36,847
Intersegment revenue	14	--	2,298	--	(2,312)	--
Total revenue	22,221	11,925	4,809	204	(2,312)	36,847
Operating expenses	16,892	8,024	4,224	1,905	(1,766)	29,279
Depreciation & amortization	2,194	587	132	248	--	3,161
Bad debt expense	--	1,847	--	--	--	1,847
Interest expense	760	819	--	137	--	1,716
Interest income	(61)	(5)	--	(102)	--	(168)
Segment net income (loss)	$ 2,436	653	453	(1,984)	(546)	1,012
Total assets	N/A	18,563	N/A	42,678	N/A	61,241

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "estimates", and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, flight volume for Mercy's operations, Year 2000 compliance issues, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K.

Results of Operations

The Company reported net income of $1,310,000 and $2,791,000 for the three and nine months ended September 30, 1999, respectively, compared to a net loss of $188,000 and net income of $1,012,000 for the three and nine months ended September 30, 1998, respectively. The improvement in operating results in 1999 is primarily attributable to increased flight volume for the Company's Flight Services Division and subsidiary Mercy Air Service and to cost containment of operating expenses.

Flight revenue increased $2,162,000, or 18.9%, and $5,072,000, or 15.7%, for the three and nine months ended September 30, 1999, respectively, compared to 1998. Flight revenue for the Flight Services Division increased 11.7% and 9.0% for the three and nine months ended September 30, 1999, respectively, primarily due to revenue of $660,000 and $1,887,000, respectively, from 3 new or expanded contracts and to annual price increases in contracts with hospital clients. Flight revenue for Mercy increased 31.4% and 28.5% in the three and nine months ended September 30, 1999, respectively, compared to 1998 due to the addition of a new bases in San Diego and Las Vegas and to the purchase of the business operations of another air ambulance service provider in San Diego in March 1999. Transport volume also increased 13.0% and 10.0%, excluding the effect of the new bases, for the three and nine months ended September 30, 1999, respectively, as Mercy achieved all-time record high patient transports in July and August 1999.

Sales of medical interiors and products decreased $157,000, or 16.6%, for the quarter ended September 30, 1999, but increased $1,100,000, or 43.7%, for the nine-month period. Significant projects in 1999 included design and manufacture of a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force and manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. The Company also began production of six Multi-Mission Medevac Systems for the U.S. Army UH-60Q helicopter in the third quarter of 1999. Revenue by product line for the quarter and nine months ended September 30, 1999, respectively, was as follows:

  $291,000 and $2,329,000 - manufacture and installation of modular, multi-functional interiors

  $112,000 and $112,000 - design and manufacture of multi-mission interiors

  $387,000 and $1,176,000 - design and manufacture of other aerospace products

Significant projects in 1998 included production of electrical system components for the U. S. Air Force HH-60G helicopter, manufacture of multi-functional interiors for three Bell helicopters, and design and integration of avionics and communications systems for a special-use police helicopter. Revenue recognized in the three and nine months ended September 30, 1998, respectively, consisted of the following:

  $590,000 and $1,155,000 - manufacture and installation of modular, multi-functional interiors

  $0 and $90,000 - design and manufacture of multi-mission interiors

  $357,000 and $1,272,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased by 26.8% and 30.0% for the three and nine months ended September 30, 1999, as compared to the previous year. The increase for the nine-month period is consistent with the increase in related product revenue over the same period. The increase during the third quarter of 1999 despite a decrease in related revenue was driven primarily by two factors. Cost of medical interiors and products includes fixed overhead expenses for the Products Division which do not decrease with a decrease in sales. In addition, the average net margin earned on projects during the third quarter of 1999 was 10% compared to 35% in the third quarter of 1998.

Parts and maintenance sales and services increased 73.6% and 28.7% for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Aircraft parts sold to the Company's Brazilian franchisee totaled approximately $150,000 in 1999 compared to $67,000 in 1998. The increases in cost of parts and maintenance sales and services for the three and nine months reflect the greater volume of sales.

In the nine months ended September 30, 1998, the Company recognized net gains totaling $878,000 on the disposition of assets, including $870,000 from an insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 17.6% and 17.2% for the three and nine months ended September 30, 1999, respectively, compared to 1998. Flight center costs for the Flight Services Division increased 15.5% and 9.5% for the three and nine months, respectively, primarily due to the addition of 2 new hospital contracts and increases in salaries for merit pay raises. Flight center costs related to Mercy's operations increased 21.8% and 35.1% in the three and nine months ended September 30, 1999, respectively, primarily due to costs of approximately $128,000 and $850,000, respectively, for new bases of operation established in 1998.

Aircraft operating expenses decreased 18.2% and 4.1% for the quarter and nine months ended September 30, 1999, respectively, in comparison to the three and nine months ended September 30, 1998. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The impact of adding of five helicopters and two airplanes to the fleet was more than offset by lower aircraft maintenance costs for both the Flight Services Division and Mercy during the three and nine months ended September 30, 1999.

Aircraft rental expense increased 7.8% and 9.5% for the three and nine months ended September 30, 1999, compared to the previous year. For the nine months ended September 30, 1999, lease expense related to four new aircraft for the Flight Services Division totaled $508,000. The impact of adding these aircraft was offset in part during the quarter and nine months by refinance or expiration of four lease agreements subsequent to September 30, 1998.

Depreciation and amortization expense increased 23.0% and 20.3% for the three and nine months ended September 30, 1999, respectively, reflecting the addition of a Bell 222 helicopter, as well as three new medical interiors, to the Flight Services Division's fleet of owned aircraft. The Company also completed the renovation of its corporate headquarters facility in Colorado and Mercy's headquarters in California in early 1999, increasing depreciable leasehold improvements by approximately $635,000.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increases of 26.3% and 46.8% for the three and nine months ended September 30, 1999, respectively, compared to 1998 reflect increases in flight revenue for Mercy. In addition, the Company achieved better than anticipated collection rates during the first six months of 1998. Bad debt expense for the three and nine months ended September 30, 1999, was approximately 21% and 19%, respectively, of Mercy's net flight revenue, consistent with historical levels.

General and administrative expenses remained relatively constant for the three and nine months ended September 30, 1999, compared to 1998, despite the revenue growth over the same period. Most of the general and administrative costs are fixed in nature and do not vary with revenue volume.

In the nine months ended September 30, 1999, the Company recognized an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy's trade receivables from cash to accrual basis when the Company acquired Mercy in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period taxable losses.

Financial Condition

Cash and cash equivalents increased from $2,407,000 at December 31, 1998, to $2,554,000 at September 30, 1999. Net working capital improved from $962,000 to $3,786,000 over the same period. The increase in cash flows from operations resulted primarily from the Company's revenue growth and the completion of the Company's investment activities for expansion of operations in each operating segment. The change in the working capital position is primarily due to increased trade receivables. Mercy's trade receivables grew 32.0% from December 31, 1998, to September 30, 1999, driven mainly by the expansion of operations in San Diego in March 1999. The increase in receivables also mirrors the 15.0% increase in the Company's total revenue for the nine-month period ended September 30, 1999.

Outlook 1999

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Flight Services Division

The Flight Services Division began operations for a new hospital customer in Nebraska in September 1999, expanding its operations to 17 states. The Company does not expect additional significant start up costs associated with the new contract in the fourth quarter. The Company expects 1999 flight activity for current hospital contracts to remain consistent with historical levels. No contracts are due for renewal during the fourth quarter of 1999.

Mercy Air Service

The Company expects flight volume for Mercy's operations to be consistent with historical levels during the remainder of 1999 with increases resulting from a full year of operations at its new location in San Diego and from the acquisition of another air ambulance provider, also in San Diego.

Products Division

In the fourth quarter of 1999, the Products Division expects to complete the manufacture of a multi-functional interior for one of the Company's hospital customers and to continue production of four SCITS test units for developmental testing and evaluation for the U.S. Air Force. Static, vibration, and environmental testing of these units is expected to be complete by the second quarter of 2000. The Company is also under contract to produce 10 additional units for operational testing and evaluation in the year 2000. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 1999 or in future periods.

In October 1999 the Products Division was awarded a contract for six UH-60Q Multi-Mission Medevac Systems, with an option for five additional systems, from Sikorsky Aircraft Company, the prime contractor with the Department of Defense. Production of the units will continue throughout the fourth quarter of 1999 and the first half of 2000, with delivery scheduled in the second quarter of 2000. The option for the additional five units has not yet been exercised, and there is no assurance that it will be exercised in 1999 or future periods.

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

State of Readiness

The Company initiated assessment of computer systems in 1996 and anticipates minimal need for new equipment beyond the routine system upgrade schedule. The Company has formed a corporate-wide Y2K project team led by the information services manager and supervised by the Chief Financial Officer to ensure an uninterrupted transition to the year 2000 by assessing, modifying, and testing information technology (IT) and non-IT systems. IT systems include the Company's software and hardware; non-IT systems include embedded chip technology in various manufacturing equipment, avionics systems, utilities, and communication systems. The team has categorized the Company's systems into mission critical and non-critical systems based on the expected impact of failure or malfunction on the Company's operations. A comprehensive inventory and testing of IT systems identified workstations which required upgrades or replacement to become Y2K compliant. Replacement or upgrade of all mission critical workstations has been completed. All other workstations are expected to be replaced by November 1999.

The Company uses primarily software programs written and updated by outside firms, and Y2K upgrades are covered under standard maintenance contracts. Vendor representations of Y2K compliance have been received for all mission-critical software except one system as of September 30, 1999. The vendor is expected to complete modifications to that system before the end of November 1999.

The Company has been in contact with the primary manufacturers of its airframe and avionics equipment to determine the impact of imbedded chip technology on the Company's flight systems. The airframe manufacturer has conducted tests of its products and has not identified significant Y2K issues. The avionics manufacturer has identified potential problems with certain communications equipment and the expected dates those problems may be experienced in its equipment. Because none of the potential problems reported by the manufacturer relate to models of equipment currently used by the Company, these communications indicate that imbedded chip technology will not cause the Company's fleet to be grounded as a result of Y2K issues. As a precautionary measure, the Company may limit Instrument Flight Rules (IFR) operations on the dates identified by the manufacturer. Although the Company has evaluated its airframe and avionics equipment based on vendor communications, there can be no assurance that all Y2K issues have been identified or that the equipment will perform without interruption in the year 2000.

Costs of Year 2000 Compliance

Because most of the software updates related to Y2K compliance have been covered by the Company's existing maintenance contracts, the amounts expensed in the first nine months of 1999 were immaterial. Total capitalized costs associated with hardware and software upgrades were approximately $92,000 for the nine months ended September 30, 1999, including costs associated with new systems which will be Year 2000 compliant even though such compliance was not the primary reason for installation. The Company has not used and does not plan to employ independent contractors to assess or test Y2K compliance. The process for tracking internal costs, primarily salaries and benefits for employees dedicating time to Y2K compliance issues, does not capture all of the costs of Y2K compliance. The Company estimates the cost of replacing or upgrading remaining non-compliant systems to range from $50,000 to $75,000. Management expects, but makes no assurance, that changes required for Y2K will not have a material adverse effect on its financial position or results of operations. The Company expects to fund the cost of Y2K compliance through operating cash flows or equipment financing. The estimates given above are subject to change.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of September 30, 1999.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

     Not Applicable

Item 2.     Changes in Securities

     Not Applicable

Item 3.     Defaults upon Senior Securities

     Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      The 1999 Annual Meeting of Stockholders was held on August 11, 1999. At the meeting, Messrs. Samuel H. Gray, Roy L. Morgan, and Morad Tahbaz were elected to Class II directorships. Voting results were as follows:

		Total Vote
	Total Vote For	Withheld From
	Each Director	Each Director
Samuel H. Gray	6,865,634	59,025
Roy L. Morgan	6,864,880	59,779
Morad Tahbaz	6,865,338	59,321

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

Date: November 9, 1999

By \s\ Aaron D. Todd

On behalf of the Company, and as Principal Financial
and Accounting Officer