Form 10-K405
period 1999-12-31
AIR METHODS CORP
filed 2000-03-17
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                       December 31, 1999

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                           to ________________________

                                                               Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
7301 South Peoria, Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code (303) 792-7400

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
(Title of Class)

NASDAQ Stock Market
(Name of each exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 15, 2000 was approximately $25,656,000.(1) The number of outstanding shares of Common Stock as of February 15, 2000 was 8,271,178.

 ____________________

  Excludes 1,756,240 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at February 15, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

PART I

ITEM 1.    BUSINESS

General

Air Methods Corporation, a Delaware corporation ("Air Methods" or "the Company"), was originally incorporated in Colorado in 1982 and now serves as one of the largest providers of air medical emergency transport services and systems throughout North America. As of December 31, 1999, the Company's Air Medical Services Division provided air medical transportation services to hospitals located in 17 states under 23 operating agreements with terms ranging from one to ten years and had transported approximately 160,000 patients. Mercy Air Service, Inc. ("Mercy Air"), the Company's wholly owned subsidiary, is an independent provider of air medical transportation services in southern California. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

Air Medical Services Division

The Company's Air Medical Services Division provides its hospital clients with helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration ("FAA") to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Air Medical Services Division conducts its operations using predominantly Instrument Flight Rules ("IFR") certified aircraft and IFR-rated pilots. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the division's responsibility. The hospital clients are responsible for providing medical personnel and all medical care. Under the typical operating agreement with a hospital, the division earns approximately 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in hull and liability insurance premiums. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. In 1999 the Air Medical Services Division began operations under new operating agreements in Salt Lake City, Utah; Scottsbluff, Nebraska; and Mason City, Iowa.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is a Customer Service Facility for Bell Helicopter, Inc. ("Bell") and an FAA Certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates some of its domestic Air Medical Services Division contracts under the service mark AIR LIFE® and has successfully defended the service mark against infringement actions in Colorado, California, and Kansas. The air medical transportation industry identifies the service mark with the Company's high quality of customer support and standard of service.

Mercy Air Service, Inc.

In July 1997 the Company acquired all of the common stock of Mercy Air Service, Inc., a California corporation, and substantially all of the net assets of Helicopter Services, Inc., a California corporation (together "Mercy Air"). Mercy Air has operated as an independent provider of air medical transportation services throughout southern California since 1988. Independent provider operations include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. Mercy Air operates nine helicopters under both Instrument Flight Rules and Visual Flight Rules in southern California and Las Vegas and is a leading provider of air medical transportation services in Orange, Riverside, San Diego, Kern, San Bernardino, and Los Angeles counties. Although Mercy Air does not contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions. Mercy Air provides air medical services in the Santa Barbara region under a joint venture agreement which calls for Mercy Air to provide medical staffing, dispatch, and medical billing and collection and to share equally in the net operating results of the venture with its partner. Revenue from Mercy Air's flight operations consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from Mercy Air's operations to fluctuate accordingly. In March 1999, the Company purchased the business operations of another air ambulance service provider in San Diego to expand Mercy Air's flight volume in the region.

Products Division

The Company's Products Division manufactures modular, multi-functional medical interiors; multi-mission interiors; and other aerospace products. The key features of the multi-functional and multi-mission interiors are flexibility of configuration, which can be easily converted for other transport needs, and simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the division to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. To optimize the efficiency of the design phase, the engineering department uses computer-aided design work stations and finite element analysis software. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals ("PMA's"). The division is currently pursuing registration under the International Standards Organization ("ISO") quality standards.

The Products Division markets its services and products both domestically and internationally to a variety of customers through an extensive network of marketing representatives. Development of the modular, multi-functional interior has enabled the division to move from its prior concentration in custom-designed projects to produce components individually for a variety of airframes. The Company maintains patents covering several products, including the Multi-Functional Floor, Articulating Patient Loading System, and Modular Equipment Frame, all of which were developed as part of the modular interior. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

In 1999 the Products Division received a contract to begin low-rate, initial production ("LRIP") of Multi-Mission Medevac Systems for the UH-60Q helicopter from the prime contractor for the UH-60Q program with the Department of Defense. The contract calls for the division to manufacture six UH-60Q units, with an option for five additional systems. The division continued design work on a Spinal Cord Injury Transport System ("SCITS") for the U.S. Air Force and manufactured four test units for developmental testing and evaluation and is under contract to produce an additional ten SCITS units for operational testing and evaluation. During 1999 the division installed components of its multi-functional interior for eight commercial customers, in addition to completing five medical interiors and various other projects for the Air Medical Services Division.

Competition

Competition in the air medical transportation industry comes primarily from four national operators: Corporate Jets, Inc.; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. Mercy Air also faces competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. Price is a significant element of competition as many healthcare organizations continue to move toward consolidation and strict cost containment, reflecting uncertainty concerning the future structure of healthcare providers.

The Company's competition in the medical interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features, performance, price, and weight.

Marketing Strategy

The Company believes that demand for comprehensive medical transportation will continue to increase with the closing and consolidation of hospitals. The Company will pursue growth as an air medical transportation operator through responses to selected Requests for Proposal (RFP's) received from healthcare centers; through growing independent programs based on the Mercy Air model of operations; and through business combinations such as joint ventures, mergers and acquisitions. RFP's will be evaluated based upon the program's expected contribution to the Company's profitability objectives as well as potential increase in market share.

In several of Mercy Air's service areas, local government agencies determine the distribution of call volume among competitors. Mercy Air plans to maximize its market share by developing strategic alliances with other operators in local markets and repositioning its aircraft. In addition, several governmental entities have competed against Mercy Air contrary to the provisions of their charters. Mercy Air will continue to lobby for change in these entities' practices.

The Company also intends to aggressively market its three aircraft interior product lines through domestic and foreign marketing representatives to original equipment manufacturers as well as air medical operators. The government air medical industry continues to be a market of primary importance, both domestically and internationally. The Company believes that demand for medical aircraft interiors will focus on products which are easy to install, maintain, and operate and which can be rapidly converted to other uses. The Company has also retained a mergers and acquisitions specialist to assist in developing its acquisition strategy and identify targets to expand the Products Division's aerospace technology products business.

Contracts in Process

As of December 31, 1999, the Company was continuing the production of six UH-60Q Multi-Mission Medevac Systems and four SCITS test units. These projects are scheduled for delivery in the first and second quarters of 2000, with remaining revenue estimated at $2.9 million. As of December 31, 1998, the portion of medical interiors and other products in process to be completed was $2.4 million.

Employees

As of December 31, 1999, the Company retained 389 full time and 71 part time employees, comprised of 149 pilots; 134 aviation machinists, airframe and powerplant ("A&P") engineers and other manufacturing/maintenance positions; 77 flight nurses and paramedics; and 100 business and administrative personnel. All of the Company's pilots are IFR-rated and have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and Pediatric Advanced Life Support certifications.

The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company provides salary and benefits packages competitive with those offered by other providers of air medical services based on the individual qualifications of employees.

Government Regulation

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by the Company are subject to FAA certification. The Company and Mercy Air each hold a Part 135 Air Carrier Certificate and a Part 145 Repair Station Certificate from the FAA. In addition, the SCITS unit developed by the Products Division is subject to U.S. Food and Drug Administration regulation.

ITEM 2.     PROPERTIES

Facilities

The Company leases its headquarters, consisting of approximately 70,000 square feet of office and hangar space, in metropolitan Denver, Colorado at Centennial Airport. The lease expires in March 2003 and the approximate annual rent is $568,000.

Mercy Air's headquarters consist of approximately 19,000 square feet of office and hangar space owned by the Company in Rialto, California. The Company pays minimal rent for the land at the airport where the facilities are located. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

Equipment and Parts

As of December 31, 1999, the Company managed and operated a fleet of 49 aircraft, consisting of 43 helicopters and 6 airplanes. Of these aircraft, the Company owns 25 helicopters and one airplane and leases 11 helicopters and one airplane. The Company operates 7 helicopters and 4 airplanes owned by client hospitals and other third parties in connection with existing air medical contracts. The composition of the Company's owned and leased helicopter and airplane fleet as of December 31, 1999, is as follows:
COMPANY OWNED AIRCRAFT (1)
(Dollar amounts in thousands)
Type	Number	Total Cost	Total Net Book Value

Helicopters:

Bell 206 L-1	1	$ 670	$ 380
Bell 206 L-3	4	3,741	2,491
Bell 222A	1	1,898	867
Bell 222B	1	1,706	1,499
Bell 222UT	11	22,743	17,036
Bell 407	2	3,604	3,218
Bell 412	4	11,752	8,056
BK 117	1	5,895	2,962

25	52,009	36,509

Airplanes:

Cessna 421B	1	263	125

TOTALS	26	$ 52,272	$ 36,634

COMPANY LEASED AIRCRAFT
(Dollar amounts in thousands)

Type	Number	Average Remaining Term in Years	Total Rents Over Lease Life	Remaining Payments
Helicopters:
Bell 222B	1	1	$ 235	$ 98
Bell 222UT	4	7	3,979	3,301
Bell 407	5	9	9,591	8,280
Bell 412	1	9	2,463	2,319
11	16,268	13,998
Airplanes:
Pilatus PC-12	1	9	2,911	2,620

TOTALS	12	$ 19,179	$ 16,618

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

The Company has experienced no significant difficulties in obtaining required parts for its helicopters. Repair and replacement components are purchased primarily through Bell, since Bell aircraft make up the majority of the Company's fleet. Bell is a major helicopter manufacturer with extensive links to the defense industry, and the Company does not anticipate any interruption in Bell's manufacturing of replacement parts and components in the near future. Any termination of production by Bell would require the Company to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.     LEGAL PROCEEDINGS

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

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

Year Ended December 31, 1999

Common Stock	High	Low
First Quarter	$ 2 13/16	$ 1 9/16
Second Quarter	2 3/8	1 1/2
Third Quarter	3	2 1/8
Fourth Quarter	3 11/16	2 5/8

Year Ended December 31, 1998

Common Stock	High	Low
First Quarter	$ 3 3/4	$ 2 22/32
Second Quarter	5 1/8	3 3/8
Third Quarter	4 7/8	3
Fourth Quarter	3 7/8	2 1/2

As of February 15, 2000, there were approximately 356 holders of record of the Company's common stock. The Company estimates that it has approximately 3,200 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Payment of cash dividends is restricted by the Company's line of credit agreement.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and its subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue for the years ended 1999, 1998, and 1997 increased in part as a result of the Company's acquisition of Mercy Air. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in Item 7 of this report.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	1999	1998	1997	1996	1995
Statement of Operations Data:
Revenue	$ 57,258	48,699	38,977	30,257	30,122
Operating expenses:
Operating	45,634	40,242	31,017	25,072	24,248
General and administrative	6,508	6,240	4,645	3,825	3,873
Other income (expense), net	(1,926)	(1,960)	(1,619)	(1,052)	(1,042)
Income before income taxes	$ 3,190	257	1,696	308	959
Income tax benefit	255	-	-	-	-
Net income	$ 3,445	257	1,696	308	959

Basic and diluted income per common share	$ .42	.03	.21	.04	.12
Weighted average number of shares
of Common Stock outstanding - basic	8,219,601	8,202,668	8,121,395	8,100,545	8,071,010
Weighted average number of shares
of Common Stock outstanding - diluted	8,222,187	8,449,904	8,188,547	8,259,154	8,186,804

	As of December 31,
	1999	1998	1997	1996	1995
Balance Sheet Data:
Total assets	$62,716	60,776	59,869	45,389	42,586
Long-term liabilities	27,003	28,140	29,013	19,354	16,329
Stockholders' equity	25,140	21,671	21,213	19,428	19,062

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                     OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's Air Medical Services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy Air's operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's Quarterly reports on Form 10-Q. The Company undertakes no obligation to update any forward-looking statements.

Results of Operations

Year ended December 31, 1999 compared to 1998

The Company reported net income of $3,445,000 for the year ended December 31, 1999, compared to $257,000 for the year ended December 31, 1998. The change in operating results in 1999 is attributable to improved profitability for all three divisions of the Company, driven by increased flight volume for the Company's Air Medical Services Division and subsidiary Mercy Air, higher volume of contracts for Products Division, and cost containment of operating expenses.

Flight revenue increased $7,581,000, or 17.6%, from $42,996,000 for the year ended December 31, 1998, to $50,577,000 for the year ended December 31, 1999. Flight revenue for the Air Medical Services Division increased 11.2% for the year ended December 31, 1999, primarily due to revenue of $2.6 million from new or expanded contracts and to annual price increases in contracts with hospital clients. Flight volume for continuing contracts also increased approximately 8% in 1999. Flight revenue for Mercy Air increased 29.9% for the year ended December 31, 1999, compared to 1998, due to a full year of operations at new bases in San Diego and Las Vegas and to the purchase of the business operations of another air ambulance service provider in San Diego in March 1999. Transport volume also increased 12.9%, excluding the effect of the new bases, for the year ended December 31, 1999, as Mercy Air achieved all-time record high patient transports during the third quarter of 1999. Flight revenue is recorded net of contractual allowances under agreements with third-party payers.

Sales of medical interiors and products increased $1,691,000, or 51.4%, from $3,290,000 for the year ended December 31, 1998, to $4,981,000 for the year ended December 31, 1999. Significant projects in 1999 included design and manufacture of SCITS units for the U.S. Air Force and manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. The Company also began production of six UH-60Q Multi-Mission Medevac Systems in the third quarter of 1999. Revenue by product line for the year ended December 31, 1999, was as follows:

  $2,480,000 - manufacture and installation of modular, multi-functional interiors
  $985,000 - manufacture of multi-mission interiors
  $1,516,000 - design and manufacture of other aerospace products

Significant projects in 1998 included production of electrical system components for the U. S. Air Force HH-60G helicopter, manufacture of multi-functional interiors for three Bell helicopters, and SCITS design work. Revenue recognized in the year ended December 31, 1998, consisted of the following:

  $1,594,000 - manufacture and installation of modular, multi-functional interiors

  $90,000 - design and manufacture of multi-mission interiors

  $1,606,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased by 33.0% for the year ended December 31, 1999, as compared to the previous year. The increase is consistent with the increase in related product revenue over the same period. In addition, the average net margin earned on projects during 1999 was 24% compared to 15% in 1998, partly due to the commencement of production on UH-60Q Multi-Mission Medevac Systems.

Parts and maintenance sales and services increased 21.0% for the year ended December 31, 1999, compared to the year ended December 31, 1998, due to an increase in sales volume. Cost of parts and maintenance sales and services for the year also increased accordingly.

The Company recognized $79,000 in international franchise revenue in the year ended December 31, 1999, compared to $275,000 in the year ended December 31, 1998. In 1999 the Company renegotiated the franchise agreement with Unimed Air S/A ("Unimed Air"), the Company's Brazilian franchisee, to reduce fees to $13,000 per month. In September 1999 Unimed Air ceased making payments under the agreement. The Company recognizes international franchise revenue as payments are received.

The Company holds a 50% interest in a joint venture to provide air ambulance services in the Santa Barbara region of California. Under the agreement, Mercy Air provides medical staffing, dispatch, marketing, and medical billing and collection functions. The Company also holds a 50% interest in a joint venture to provide management services for a ground ambulance operation in New York. Other income for the year ended December 31, 1999, consists of $90,000 recognized from operations of the joint ventures, compared to a loss of $101,000 in the year ended December 31, 1998.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 16.6% for the year ended December 31, 1999, compared to 1998. Flight center costs for the Air Medical Services Division increased 10.0% in 1999, primarily due to $557,000 in costs for new hospital contracts and increases in salaries for merit pay raises. Flight center costs related to Mercy Air's operations increased 31.8% in the year ended December 31, 1999, primarily due to costs of approximately $850,000 for new bases of operation established during 1998 and to merit pay raises.

Aircraft operating expenses decreased 1.8% for the year ended December 31, 1999, in comparison to the year ended December 31, 1998. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The impact of adding four helicopters and two airplanes to the fleet was offset by lower aircraft maintenance costs for both the Air Medical Services Division and Mercy Air during 1999. The Company's hull insurance rates also decreased approximately 30% effective July 1, 1999.

Aircraft rental expense increased 7.3% for the year ended December 31, 1999, compared to the previous year. Lease expense related to three new aircraft for the Air Medical Services Division totaled $510,000 in 1999. The impact of adding these aircraft was offset in part during the year by refinance or expiration of three lease agreements.

Depreciation and amortization expense increased 21.2% for the year ended December 31, 1999, reflecting the addition of a Bell 222 helicopter, as well as two new medical interiors, to the Air Medical Services Division's fleet of owned aircraft. The Company completed the renovation of its corporate headquarters facility in Colorado and Mercy Air's headquarters in California in early 1999, increasing depreciable leasehold improvements by approximately $635,000. Expenses in 1999 also includes approximately $225,000 for amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations and adjusted as required based on actual collections in subsequent periods. The increase of 39.4% for the year ended December 31, 1999, compared to 1998 reflects the increase in flight revenue for Mercy Air. Bad debt expense for the year ended December 31, 1999, was approximately 20% of Mercy Air's net flight revenue, compared to 19% in 1998. Mercy Air invoices patients and their insurers directly for services rendered rather than invoicing hospital customers. Bad debt expense related to the Air Medical Services Division was not significant in either 1999 or 1998.

General and administrative expenses remained relatively constant for the year ended December 31, 1999, compared to 1998, despite the revenue growth over the same period. Most of the general and administrative costs are fixed in nature and do not vary with revenue volume.

In the year ended December 31, 1999, the Company recorded an income tax benefit of $255,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy Air's trade receivables from cash to accrual basis when the Company acquired Mercy Air in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period taxable losses.

Year ended December 31, 1998 compared to 1997

The Company reported net income of $257,000 for the year ended December 31, 1998, compared to $1,696,000 for the year ended December 31, 1997. The change in operating results was primarily attributable to costs invested in the start-up of new operations for the Air Medical Services Division and Mercy Air and other factors discussed below. Start-up costs include flight and medical crew salaries and training and aircraft ownership expenses, such as interest and lease expense.

Flight revenue increased $9,027,000 or 26.6% from $33,969,000 for the year ended December 31, 1997, to $42,996,000 for the year ended December 31, 1998. The increase was primarily due to flight revenue of $14.8 million from Mercy Air's operations in 1998 compared to $6.4 million generated by Mercy Air from the acquisition date through December 31, 1997. Revenue for Mercy Air in 1998 also included $1.4 million from operations at two new locations in Las Vegas and San Diego. Flight revenue from the Company's Air Medical Services Division increased 2.1% for the year ended December 31, 1998, due to annual price increases in contracts and the addition of two new contracts, offset in part by the expiration of a contract in May 1998. Revenue flight hours on continuing contracts remained basically unchanged in 1998 as compared to 1997.

Sales of medical interiors and products decreased $60,000 or 1.8% from $3,350,000 for the year ended December 31, 1997, to $3,290,000 for the year ended December 31, 1998. Significant projects in 1998 included SCITS design work and the manufacture of electrical system components for the HH-60G helicopter. Revenue by product line was as follows:

  $1,594,000 - manufacture and installation of modular, multi-functional medical interiors

  $90,000 - design and manufacture of multi-mission interiors

  $1,606,000 - design and manufacture of other aerospace products

Significant projects in 1997 included the design and manufacture of UH-60Q Multi-Mission Medevac Systems and the manufacture of electrical system components for the HH-60G helicopter. Revenue recognized in 1997 consisted of the following:

  $778,000 - manufacture and installation of modular, multi-functional medical interiors

  $1,489,000 - design and manufacture of multi-mission interiors

  $1,083,000 - manufacture of other aerospace products

Cost of medical interiors decreased by 7.1% for the year ended December 31, 1998, as compared to the previous year, reflecting the decrease in sales volume and completion of the developmental phase of the UH-60Q Multi-Mission Medevac System in 1997. The Company did not invest in any similar developmental costs in 1998; the only developmental project in process during the year, the SCITS program, was a cost reimbursable contract. All other significant projects in process or completed during the year, with the exception of the electrical system components, represented adaptations of the multi-mission or modular medical interiors.

The increase in parts and maintenance sales and services in 1998, as compared with 1997, was due to the acquisition of Mercy Air in July 1997. Mercy Air provides helicopter maintenance services and parts to customers primarily in southern California. Cost of parts and maintenance sales and services also increased correspondingly in 1998.

 The Company recognized revenue of $275,000 from its Brazilian franchise during 1998, compared to $428,000 in 1997. The decrease was due to a decline in the number of subscribers as Unimed Air eliminated services to two cities and one state since 1997. In 1998 the franchise reduced its subscription rates to remain competitive and membership levels stabilized.

In 1998 the Company recognized net gains totaling $873,000 on the disposition of assets, including $870,000 from an insurance settlement for one of the Company's helicopters destroyed in an accident in January 1998. In 1997 net gains totaled $277,000, including $61,000 on the sale of an aircraft to the Company's Brazilian franchisee and $255,000 from the insurance settlement for one of the Company's helicopters destroyed in an accident in December 1997.

Flight center costs increased 40.3% in 1998 compared to 1997. Mercy Air's flight center costs increased $2,734,000 in 1998, reflecting a full year of operations compared to five months in 1997 and the expansion of operations into three new locations. Without the effect of the Mercy Air acquisition, flight center costs increased 14.8% in 1998 as a result of the addition of two new hospital contracts and merit pay increases in salaries. The change in flight center costs for 1998 also included an increase in workers compensation expense due to the impact of the helicopter accidents on the Company's workers compensation insurance rates through June 30, 1998.

Aircraft operating expenses increased 28.6% for the year ended December 31, 1998, compared to 1997. Expenses for Mercy Air's operations totaled $4,242,000 for the twelve months ended December 31, 1998, compared to $1,092,000 for five months in 1997. Expenses for Mercy Air in 1998 included $388,000 for two aircraft added to the fleet to expand operations into new locations. Absent the impact of the Mercy Air transaction, aircraft operating expenses decreased 1.4% in 1998. Costs of approximately $313,000 attributable to four aircraft added to the Company's fleet since last year were offset by a reduction in the Company's hull insurance rates effective July 1, 1997.

Aircraft rental expense increased 28.1% for the year ended December 31, 1998, compared to 1997. Lease expense for three aircraft added to the Company's fleet since 1997 totaled approximately $190,000 in 1998. The increase in rental expense also reflected a full year of expense for four aircraft, including two in Mercy Air's fleet, which were added during 1997.

Depreciation and amortization expense increased 14.6% for the year ended December 31, 1998. The addition of Mercy Air's aircraft and equipment increased depreciation by $494,000 in 1998. Excluding the impact of the Mercy Air acquisition, depreciation and amortization expense remained relatively unchanged during 1998.

Bad debt expense increased 73.2% for 1998 compared to 1997, reflecting the impact of twelve months of activity for Mercy Air compared to five months in 1997. Bad debt expense related to the Air Medical Services Division was not significant in either 1998 or 1997.

For the year ended December 31, 1998, other operating expenses reflected a loss of $101,000 recognized from the operations of the Company's joint venture in California.

The 34.3% increase in general and administrative expenses for the year ended December 31, 1998, compared to the year ended December 31, 1997, reflected the impact of the Mercy Air transaction. Excluding Mercy Air's expenses, general and administrative expenses increased 11.1% in 1998. This increase was primarily due to changes in administrative and human resources staffing to manage the expanded employee base with the acquisition of Mercy Air and addition of new hospital contracts. General and administrative expenses for 1998 also included approximately $100,000 for the Company's additional safety training and review programs implemented during the year in response to the helicopter accidents.

Interest expense increased 22.5% in 1998 compared to 1997. Interest expense for new debt incurred in the acquisition of Mercy Air totaled approximately $1,051,000 in 1998, compared to $444,000 in 1997. The impact of debt related to the Mercy Air transaction was offset in part during 1998 by refinancing notes totaling approximately $5.2 million at reduced interest rates and by pay-down of long-term debt and capital lease obligations.

Liquidity and Capital Resources

The Company had working capital of $4,621,000 as of December 31, 1999, compared to $962,000 at December 31, 1998. The change in working capital position is primarily attributable to increases in receivables and costs in excess of billings in 1999. The increase in receivables is consistent with the increase in revenue for all three operating segments. The increase in costs in excess of billings is due to costs on the UH-60Q project which were invoiced in January 2000 after billing terms for the contract were finalized.

The Company had cash and cash equivalents of $2,242,000 as of December 31, 1999, compared to $2,407,000 at December 31, 1998. Cash generated by operations increased to $6.1 million in 1999 from $3.4 million in 1998. The increase is primarily due to the Company's improved profitability as discussed above in "Results of Operations."

Cash used for investing activities totaled $3.6 million in 1999, down from $4.4 million in 1998. Significant equipment acquisitions in 1999 included two medical aircraft interiors. Most of the aircraft added to the Company's fleet in 1999 were under operating lease agreements and, therefore, did not require capital investment. Significant equipment acquisitions in 1998 included a Bell 407 helicopter and four medical aircraft interiors.

Financing activities used $2.7 million in cash in 1999, compared to generating $41,000 in 1998. Uses of cash consisted of regular payments for long-term debt and capital lease obligations, pay down of balance on lines of credit, and purchases of common stock into treasury during 1999. In 1998, debt and capital lease payments were offset by proceeds from new note agreements.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt are due as follows: $1.1 million in 2003, $700,000 in 2004, and $3.1 million in 2007.

In August 1999 the Company entered into an agreement with a financial institution for a $2,700,000 line of credit with a two-year term and a variable interest rate equal to the bank's index. In the third quarter of 1999 the amount of the line was decreased to $2 million in exchange for eliminating the bank's lien against one of the Company's aircraft. The line has various covenants which limit the Company's ability to merge or consolidate with another entity, pay dividends, and change the nature of business operations. The Company is also required to maintain certain financial ratios as defined in the agreement. At December 31, 1999, the Company was in compliance with the financial covenants and had drawn $700,000 against the line.

In March 1999 the Company entered into a $1.1 million note payable with a company with interest at 8.16% to finance the acquisition of business operations of another air ambulance service provider in San Diego, finance the buyout of an aircraft under capital lease, and provide additional working capital. The note is collateralized by a Bell 222 helicopter.

As of December 31, 1999, the Company held unencumbered aircraft with a net book value of $5.9 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled with continued favorable results of operations will allow the Company to meet its obligations in the coming year.

Outlook for 2000

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air Medical Services Division

Four hospital contracts are due for renewal in 2000. One of the contracts was renewed during the first quarter of 2000 for an additional two-year term; renewals on the other three contracts are still pending. The Company expects 2000 flight activity of current hospital customers to remain consistent with historical levels with increases for a full year of operations under the contracts begun in 1999.

Mercy Air Service

The Company expects flight volume for Mercy Air's operations to be consistent with levels achieved in 1999 after the expansion of operations in San Diego. Mercy Air also added a ninth helicopter to its fleet in southern California late in 1999 primarily to provide organ procurement team and physician transport services.

In November 1999, the Company signed a non-binding letter of intent under which Mercy Air will acquire Area Rescue Consortium of Hospitals ("ARCH"), an independent provider of air medical transport services in the St. Louis region. The definitive purchase agreement and closing of the asset purchase are expected to be completed in the first quarter of 2000. Closing of the acquisition is contingent upon successful negotiation of the definitive agreement and obtaining various consents and approvals of the transaction.

Products Division

The Company expects to complete production of six UH-60Q Multi-Mission Medevac Systems during the first and second quarters of 2000. The current contract for the UH-60Q program includes an option for five additional units which has not yet been exercised. The Army Program Objective Memorandum ("POM") includes funding for 357 units in total over the next 10 to 20 years. There can be no assurance that the current contract option will be exercised or orders for additional units will be received in 2000 or in future periods.

The testing phase of the SCITS program for the U.S. Air Force will continue in the first and second quarters of 2000. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 2000 or in future periods.

There can be no assurance that the Company will continue to renew operating agreements for the Air Medical Services Division, generate new profitable contracts for the Products Division, expand flight volume for Mercy Air, or close the acquisition of ARCH. However, based on the anticipated level of flight activity for its hospital customers and Mercy Air and the backlog of projects for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2000.

Risk Factors

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2000" and those described below.

  Flight volume - All of Mercy Air's revenue and approximately 30% of the Air Medical Services Division's revenue is dependent upon flight volume. Approximately 22% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of helicopters and therefore result in a reduced number of flight hours. Prolonged periods of adverse weather conditions, especially in southern California where Mercy Air's operations are concentrated, could have an adverse impact on the Company's operating results. In southern California, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower operating revenue for Mercy Air during these months. Flight volume for Mercy Air's operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of competitors into a market.

  Collection rates - Mercy Air invoices patients and their insurers directly for services rendered, and the level of bad debt expense is driven by collection rates on these accounts. Collectibility is primarily dependent upon the health of the U.S. economy, especially in southern California. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

  Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell, because its fleet is composed primarily of Bell aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell for helicopter parts, the Company could also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's flight fees billed to its customers are generally limited to changes in the consumer price index.

  Department of Defense funding - The two major projects in process for the Products Division, UH-60Q and SCITS, are both dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional UH-60Q or SCITS units could have a material adverse impact on Products Division revenue.

  Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect Mercy Air's revenue and indirectly affect Air Medical Services Division's revenue from its hospital customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations.

  Competition - The Air Medical Services Division faces significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates except the line of credit. Interest rates on these instruments approximate current market rates as of December 31, 1999.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                     DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2000, for the Annual Meeting of Stockholders to be held June 13, 2000.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2000, for the Annual Meeting of Stockholders to be held June 13, 2000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2000, for the Annual Meeting of Stockholders to be held June 13, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2000, for the Annual Meeting of Stockholders to be held June 13, 2000.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)	Documents filed as part of the report:
1.	Financial Statements included in Item 8 of this report:
Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1999 and 1998
Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules included in Item 8 of this report:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998, and 1997
All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.
3.	Exhibits:

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation[1]
3.2	Amendments to Certificate of Incorporation[2]
3.3	By-Laws as Amended[6]
4.1	Specimen Stock Certificate[2]
4.2	Warrant Agreement, dated April 6, 1993, between the Company and C.C.R.I. Corporation[5]
4.3	Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued December 28, 1993[7]
4.4	Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued February 21, 1994[7]
10.1	1995 Air Methods Corporation Employee Stock Option Plan[4]
10.2	Nonemployee Director Stock Option Plan, as amended[5]
10.3	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993[3]
10.4	Form of Consulting Agreement, dated November 30, 1994, between the Company and Roy L. Morgan[7]
10.5	Employment Agreement, dated November 12, 1991, between the Company and Maurice L. Martin, Jr.[2]
10.6	Employment Agreement, dated June 1, 1994, between the Company and George Belsey[6]
10.7	Employment Agreement, dated November 30, 1993, between the Company and Michael Prieto[6]
10.8	Employment Agreement dated July 10, 1995 between the Company and Aaron D. Todd[8]
21	Subsidiary of Registrant[9]
23	Consent of KPMG LLP
27	Financial Data Schedule

(b)	Reports on Form 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

____________________

1     Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2     Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3     Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

5     Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

6     Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

7     Filed as an exhibit to the Company's Annual Report on Form 10-K for the transitional fiscal year ended December 31, 1994 and incorporated herein by reference.

8     Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

9     Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 17, 2000	By: George W. Belsey
George W. Belsey
Chairman of the Board, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

George W. Belsey	Chairman of the Board	March 17, 2000
George W. Belsey	Chief Executive Officer
Aaron D. Todd	Chief Financial Officer	March 17, 2000
Aaron D. Todd	Secretary and Treasurer
Ralph J. Bernstein	Director	March 17, 2000
Ralph J. Bernstein
Samuel H. Gray	Director	March 17, 2000
Samuel H. Gray
Carl H. McNair, Jr.	Director	March 17, 2000
Carl H. McNair, Jr.
Lowell D. Miller, Ph.D.	Director	March 17, 2000
Lowell D. Miller, Ph.D.
Roy L. Morgan	Director	March 17, 2000
Roy L. Morgan
Donald R. Segner	Vice-Chairman of the Board	March 17, 2000
Donald R. Segner
Morad Tahbaz	Director	March 17, 2000
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARY

Table of Contents

Independent Auditors' Report	F-1
Consolidated Financial Statements
Consolidated Balance Sheets,
December 31, 1999 and 1998	F-2
Consolidated Statements of Operations,
Years Ended December 31, 1999, 1998, and 1997	F-4
Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 1999, 1998, and 1997	F-5
Consolidated Statements of Cash Flows,
Years Ended December 31, 1999, 1998, and 1997	F-6
Notes to Consolidated Financial Statements,
December 31, 1999 and 1998	F-8
Schedules
II - Valuation and Qualifying Accounts
Years Ended December 31, 1999, 1998, and 1997	F-25

  All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Independent Auditors' Report

Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Denver, Colorado
February 24, 2000

AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 1999 and 1998
(Amounts in thousands, except share and per share amounts)

	1999	1998
Assets

Current assets:
Cash and cash equivalents	$ 2,242	2,407
Current installments of notes receivable (note 3)	74	66
Receivables:
Trade (notes 4 and 10)	8,603	7,298
Less allowance for doubtful accounts	(1,210)	(1,404)
	7,393	5,894

Insurance proceeds	220	154
Income tax refund	205	--
International franchise fee	11	74
Other	582	259
	8,411	6,381

Inventories (note 4)	2,504	2,077
Work-in-process on medical interior and products contracts	172	147
Costs and estimated earnings in excess of billings
on uncompleted contracts (note 2)	772	--
Prepaid expenses and other current assets	1,019	849

Total current assets	15,194	11,927

Equipment and leasehold improvements (notes 4 and 5):
Flight and ground support equipment	61,356	59,371
Furniture and office equipment	3,641	2,648
	64,997	62,019
Less accumulated depreciation and amortization	(21,289)	(16,747)

Net equipment and leasehold improvements	43,708	45,272

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $810 and $705 at December 31, 1999 and 1998, respectively	1,637	1,876
Notes receivable, less current installments (note 3)	534	607
Other assets, net of accumulated amortization of $1,256 and $866 at December 31, 1999 and 1998, respectively	1,643	1,094

Total assets	$ 62,716	60,776

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

______________________________________________________________________________
	1999	1998
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable (note 4)	$ 700	1,125
Current installments of long-term debt (note 4)	3,073	2,781
Current installments of obligations under capital leases (note 5)	424	554
Accounts payable	1,378	1,191
Accrued overhaul and parts replacement costs	2,114	2,640
Deferred revenue	972	531
Billings in excess of costs and estimated earnings on uncompleted contracts (note 2)	--	119
Deferred income taxes (note 8)	231	315
Other accrued liabilities	1,681	1,709

Total current liabilities	10,573	10,965

Long-term debt, less current installments (note 4)	17,757	19,718
Obligations under capital leases, less current installments (note 5)	1,931	2,351
Accrued overhaul and parts replacement costs	6,301	4,586
Deferred income taxes (note 8)	132	554
Other liabilities	882	931

Total liabilities	37,576	39,105

Stockholders' equity (note 6):
Preferred stock, $1 par value. Authorized 5,000,000 shares,
none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 8,378,843 and 8,281,343 shares at December 31, 1999 and 1998, respectively	503	497
Additional paid-in capital	50,002	49,979
Accumulated deficit	(25,357)	(28,802)
Treasury stock, 127,822 and 50,606 common shares at December 31, 1999 and 1998, respectively	(8)	(3)

Total stockholders' equity	25,140	21,671
Commitments and contingencies (notes 4, 5, 9, and 11)
Total liabilities and stockholders' equity	$ 62,716	60,776

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	1999	1998	1997
Revenue:
Flight revenue (note 7)	$ 50,577	42,996	33,969
Sales of medical interiors and products	4,981	3,290	3,350
Parts and maintenance sales and services	1,531	1,265	953
International franchise fees	79	275	428
Gain on disposition of assets, net	--	873	277
Other	90	--	--
	57,258	48,699	38,977
Operating expenses:
Flight centers	16,167	13,868	9,886
Aircraft operations	13,297	13,547	10,531
Aircraft rental (note 5)	1,960	1,826	1,425
Cost of medical interiors and products sold	3,808	2,863	3,082
Cost of parts and maintenance sales and services	1,239	988	763
Depreciation and amortization	5,168	4,264	3,722
Bad debt expense	3,882	2,785	1,608
Loss on disposition of assets, net	113	--	--
General and administrative	6,508	6,240	4,645
Other	--	101	--
	52,142	46,482	35,662
Operating income	5,116	2,217	3,315
Other income (expense):
Interest expense	(2,138)	(2,250)	(1,836)
Interest and dividend income	155	210	248
Other, net	57	80	(31)

Income before income taxes	3,190	257	1,696

Income tax benefit (note 8)	255	--	--

Net income	$ 3,445	257	1,696

Basic and diluted income per common share (note 6)	$ .42	.03	.21

Weighted average number of common shares outstanding - basic	8,219,601	8,202,668	8,121,395
Weighted average number of common shares outstanding - diluted	8,222,187	8,449,904	8,188,547

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1999, 1998, and 1997
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Total Stock-holders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances at January 1, 1997	8,135,836	488	25,606	(1)	49,696	(30,755)	19,428

Issuance of common shares for options exercised	37,869	2	--	--	87	--	89
Net income	--	--	--	--	--	1,696	1,696

Balances at December 31, 1997	8,173,705	490	25,606	(1)	49,783	(29,059)	21,213

Issuance of common shares for options exercised and services rendered	107,638	7	--	--	281	--	288
Purchase of treasury shares	--	--	25,000	(2)	(85)	--	(87)
Net income	--	--	--	--	--	257	257

Balances at December 31, 1998	8,281,343	497	50,606	(3)	49,979	(28,802)	21,671

Issuance of common shares for options exercised and services rendered	97,500	6	--	--	245	--	251
Purchase of treasury shares	--	--	77,216	(5)	(222)	--	(227)
Net income	--	--	--	--	--	3,445	3,445

Balances at December 31, 1999	8,378,843	$ 503	127,822	$ (8)	50,002	(25,357)	25,140

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Amounts in thousands)
Year Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$ 3,445	257	1,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,168	4,264	3,722
Bad debt expense	3,882	2,785	1,608
Common stock and options issued for services	60	60	--
Loss (gain) on disposition of assets	113	(873)	(277)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(5,912)	(4,102)	(1,870)
Decrease (increase) in inventories	(427)	5	(258)
Decrease (increase) in prepaid expenses and other current assets	(170)	(236)	108
Decrease (increase) in work-in-process on medical interior and products contracts and costs in excess of billings	(797)	1,185	(451)
Increase (decrease) in accounts payable, income tax liabilities, and other accrued liabilities	(347)	175	261
Increase (decrease) in accrued overhaul and parts replacement costs	835	(42)	(152)
Increase (decrease) in deferred revenue, billings in excess of costs, and other liabilities	273	(97)	226
Net cash provided by operating activities	6,123	3,381	4,613

Cash flows from investing activities:
Acquisition of net assets of Mercy Air Service, Inc. and Helicopter Services, Inc.	--	--	(4,609)
Acquisition of equipment and leasehold improvements	(2,868)	(7,184)	(2,185)
Proceeds from disposition and sale of equipment and assets held for sale	--	2,978	2,561
Decrease (increase) in notes receivable and other assets, net	(740)	(205)	1,116

Net cash used by investing activities	(3,608)	(4,411)	(3,117)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31,
	1999	1998	1997
Cash flows from financing activities:
Proceeds from issuance of common stock	191	228	89
Payments for purchases of common stock	(227)	(87)	--
Net borrowings (payments) under short-term notes payable	(425)	396	(323)
Proceeds from long-term debt	1,150	7,857	12,643
Payments of long-term debt	(2,819)	(7,693)	(11,491)
Payments of capital lease obligations	(550)	(660)	(1,076)
Net cash provided (used) by financing activities	(2,680)	41	(158)
Increase (decrease) in cash and cash equivalents	(165)	(989)	1,338

Cash and cash equivalents at beginning of year	2,407	3,396	2,058

Cash and cash equivalents at end of year	$ 2,242	2,407	3,396

Interest paid in cash during the year	$ 2,148	2,230	1,756
Income taxes paid in cash during the year	$ 290	390	--

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

      Cash and Cash Equivalents

 For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,518,000 and $1,545,000 at December 31, 1999 and 1998, respectively, consist of short-term money market funds.

Inventories

Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

Work-in-Process on Medical Interior and Products Contracts

Work-in-process on medical interior and products contracts represents costs of the manufacture and installation of medical equipment and modification of aircraft for third parties. Certain medical interior contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is recorded as costs are incurred. In addition, when the total cost to complete a medical interior under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

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
Description	Lives	Residual value
Hangar	40 years	10%
Helicopters, including medical equipment	8 - 25 years	10 - 25%
Airplanes, including medical equipment	8 - 20 years	0 - 10%
Ground support equipment and rotables	5 - 10 years	0 - 10%
Furniture and office equipment	3 - 10 years	─

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

   Revenue Recognition and Uncollectible Receivables

Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the term of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. International franchise revenue is recognized as payments are received from the franchisee. Uncollectible trade receivables are charged to operations using the allowance method.

Stock-based Compensation

The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Pro forma disclosures of net income and income per share required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), are included in Note 6 to the consolidated financial statements.

(1)   Summary of Significant Accounting Policies, continued

   Income Taxes

The Company accounts for income taxes using the asset and liability method required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in rates is recognized in income in the period that includes the enactment date.

Income Per Share

Statement of Financial Accounting Standards No. 128, Earnings Per Share, requires presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all outstanding and dilutive potential common shares during the period.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

 Cash and cash equivalents, accounts receivable, notes payable, accounts payable, and accrued liabilities:

            The carrying amounts approximate fair value because of the short maturity of these  instruments.

            Notes receivable and long-term debt:

            The carrying amounts approximate fair value since the interest rates on these instruments       approximate current market rates.

(2)   Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 1999, the estimated period to complete contracts in process ranges from two to eighteen months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):
	1999	1998

Costs incurred on uncompleted contracts	$2,992	1,660
Estimated earnings	2,827	1,422
	5,819	3,082
Less billings to date	(5,047)	(3,201)
Costs in excess of billings (billings in excess of costs)	$772	(119)

(3)   Notes Receivable

Notes receivable at December 31, 1999, includes an aircraft lease accounted for as a sales-type lease. Future minimum payments under all notes receivable are as follows (amounts in thousands):

Year ending December 31:
2000	$ 144
2001	144
2002	144
2003	144
2004	280
856
Less amounts representing interest	(248)
Present value of minimum payments	608
Less current installments	(74)
$ 534

(4)    Notes Payable and Long-term Debt

          Notes payable consist of the following at December 31, 1999 and 1998 (amounts in thousands):

	1999	1998

Borrowings under a $2 million line of credit with interest at 8.5% at December 31, 1999, collateralized by certain receivables and inventories	$ 700	700
Borrowings under a $2 million line of credit, closed by the Company in 1999	--	425
	$ 700	1,125

(4)     Notes Payable and Long-term Debt, continued

The Company's line of credit agreement expires in August 2001. The line has various covenants which limit the Company's ability to merge or consolidate with another entity, pay dividends, and change the nature of business operations. The Company is also required to maintain certain financial ratios as defined in the agreement. At December 31, 1999, the Company was in compliance with the covenants.

Long-term debt consists of the following at December 31 (amounts in thousands):
	1999	1998
Note payable to a company with interest at 9.52%, due in monthly installments of principal and interest through July 2007 with all remaining principal due in August 2007, collateralized by flight equipment	$ 9,237	9,762
Note payable to a company with interest at 7.5%, due in monthly installments of principal and interest through June 2003 with all remaining principal due in July 2003, collateralized by flight equipment	3,301	3,838
Notes payable to a company with interest rates from 8.01% to 11%, due in monthly installments of principal and interest through December 2006, collateralized by flight and other equipment	2,653	2,962
Notes payable to a company with interest rates from 6.84% to 6.91%, due in monthly payments of principal and interest through November 2003, collateralized by flight equipment	1,865	2,276
Note payable to a company with interest at 8.16%, due in monthly payments of principal and interest through March 2004 with all remaining principal due in April 2004, collateralized by flight equipment	1,100	--
Notes payable to companies with interest rates from 8.47% to 9.18%, due in monthly installments of principal and interest through June 2002, collateralized by flight equipment	1,813	2,480
Notes payable to former shareholders of Mercy with interest at 9%, due in monthly installments of principal and interest through July 2002, collateralized by certain receivables	816	1,075
Other	45	106
	20,830	22,499
Less current installments	(3,073)	(2,781)
	$ 17,757	19,718

(4)   Notes Payable and Long-term Debt, continued

  Aggregate maturities of long-term debt are as follows (amounts in thousands):
Year ending December 31:
2000	$ 3,073
2001	3,296
2002	2,789
2003	3,062
2004	1,913
Thereafter	6,697
$ 20,830

(5)   Leases

The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 1999, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):
	Capital	Operating
	leases	leases
Year ending December 31:
2000	$ 557	2,566
2001	557	2,414
2002	557	2,406
2003	557	2,049
2004	507	1,916
Thereafter	--	7,294

Total minimum lease payments	2,735	$ 18,645
Less amounts representing interest	(380)
Present value of minimum capital lease payments	2,355
Less current installments	(424)
	$ 1,931

Rent expense relating to operating leases totaled $2,850,000, $2,719,000, and $2,255,000, for the years ended December 31, 1999, 1998, and 1997.

At December 31, 1999 and 1998, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $3,043,000 and $5,699,000, respectively.

(6)     Stockholders' Equity

     (a)     Warrants

In connection with various offerings of common stock and other transactions by the Company, the following warrants to purchase the Company's common stock were issued at or above market value and are outstanding as of December 31, 1999 :
Number of warrants	Exercise price per share	Expiration date

75,000	4.50	April 6, 2000
40,000	3.00	February 21, 2002
80,000	3.00	February 21, 2002
80,000	3.00	February 21, 2002
275,000

(b) Stock Option Plans

The Company has a Stock Option Plan and a predecessor plan (together, "the Plan") which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (non-ISO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 2,500,000 shares of common stock are reserved for options. The Company also grants non-ISO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. The majority of options issued in 1999 vested immediately.

The Nonemployee Director Stock Option Plan authorizes the grant of nonstatutory stock options to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service will receive a five-year option to purchase 5,000 shares, exercisable at the then current fair market value of the Company's common stock.

(6) Stockholders' Equity, continued

The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 1999, 1998 and 1997:
	Shares	WeightedAverage Exercise Price

Outstanding at January 1, 1997	1,795,983	3.88
Granted	626,732	3.01
Canceled	(104,882)	4.97
Exercised	(36,175)	2.27
Outstanding at December 31, 1997	2,281,658	3.71
Granted	151,640	3.32
Canceled	(450,464)	6.36
Exercised	(107,638)	2.12
Outstanding at December 31, 1998	1,875,196	3.13
Granted	716,172	2.88
Canceled	(312,740)	2.96
Exercised	(97,500)	1.98
Outstanding at December 31, 1999	2,181,128	3.12

(6) Stockholders' Equity, continued

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

	1999	1998	1997
Net income (loss):
As reported	$ 3,445	257	1,696
Pro forma	2,182	(278)	1,236

Basic and diluted income (loss) per share:
As reported	$ .42	.03	.21
Pro forma	.27	(.03)	.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 0% for all years; expected volatility of 69%, 62%, and 59%; risk-free interest rates of 5.3%, 4.7%, and 5.5%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997, was $1.49, $1.60, and $1.33, respectively.

(6) Stockholders' Equity, continued

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.81 to 2.88	454,325	4.1	$2.66	410,925	$2.68
3.00 to 4.53	1,726,803	2.4	3.24	1,659,585	3.23
	2,181,128			2,070,510

(c)   Nonemployee Director Compensation Plan

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the

Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 1999, the Company had issued 51,014 shares under this plan .

(d)   Stock Repurchase Plan

On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend on market conditions and other factors. As of December 31, 1999, 107,716 shares had been repurchased under this plan.

(6)     Stockholders' Equity, continued

(e)     Income Per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31 (amounts in thousands except share and per share amounts):

	1999	1998	1997
Weighted average number of common shares outstanding - basic	8,219,601	8,202,668	8,121,395
Dilutive effect of:
Common stock options	2,586	224,628	67,152
Common stock warrants	--	22,608	--
Weighted average number of common shares outstanding - diluted	8,222,187	8,449,904	8,188,547

Common stock options totaling 2,170,439, 163,059, and 2,030,352 and common stock warrants of 275,000, 225,000, and 575,592 were not included in the diluted income per share calculation for the years ended December 31, 1999, 1998, and 1997, respectively, because their effect would have been anti-dilutive.

(7)   Revenue

The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements and leases provide for the following revenue for years subsequent to December 31, 1999 (amounts in thousands):

Year ending December 31:
2000	$ 19,331
2001	13,957
2002	8,432
2003	6,799
2004	5,489
Thereafter	8,467
$ 62,475

(8)   Income Taxes

For income tax purposes, the Company has net operating loss carryforwards at December 31, 1999, of approximately $29 million, expiring at various dates through 2011. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes.

In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $6 million of the aforementioned net operating loss carryforwards is subject to an annual limitation of $1,032,000 per year, as adjusted for unused yearly limitations, by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired. The net operating loss carryforwards include $192,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital upon realization.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (amounts in thousands):
	1999	1998
Deferred tax assets:
Overhaul and parts replacement cost, principally due to the accrual method	$ 3,416	2,934
Allowance for uncollectible accounts	1,399	954
Net operating loss carryforwards	11,607	14,238
Other	368	392
Total gross deferred tax assets	16,790	18,518
Less valuation allowance	(4,931)	(7,386)
Net deferred tax assets	11,859	11,132

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(11,827)	(10,949)
Receivables, principally due to difference in bases resulting from acquisition of subsidiary	(363)	(869)
Other	(32)	(183)
Total deferred tax liabilities	(12,222)	(12,001)
Net deferred tax liability	$ (363)	(869)

(8)   Income Taxes

In the acquisition of Mercy Air in July 1997, the Company acquired trade receivables of $3.1 million. Mercy Air, a subchapter S corporation, had elected to be treated as a cash basis taxpayer. Upon acquisition, however, the new subsidiary was required to use the accrual method of accounting. This change in accounting method for tax purposes results in the recognition of approximately $3.1 million in taxable income over four years which may not be offset by the Company's net operating loss carryforwards. The net deferred tax liability represents the liability related to the taxable income to be recognized in future years.

In the year ended December 31, 1999, the Company recorded an income tax benefit of $255,000 attributable to a reduction in deferred tax liabilities recorded in the acquisition of Mercy Air as a result of current period taxable losses of the Company.

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):
	1999	1998	1997
Tax at the federal statutory rate	$ 1,085	87	577
State income taxes, net of federal benefit	211	17	112
Change in valuation allowance, including revisions for filed returns	(1,551)	(104)	(689)

Net income tax benefit	$ (255)	--	--

(9)  Employee Benefit Plans

The Company has a defined contribution retirement plan whereby employees who have completed six months of employment may contribute up to 15% of their annual salaries. The Company contributes 1% of annual salaries for all employees and matches 50% of the employees' contributions up to 5% of their annual salaries. Company contributions totaled approximately $399,000, $261,000, and $181,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees beginning in 1996. The amount distributed to employees in the years ended December 31, 1999, 1998, and 1997, totaled $107,000, $83,000, and $57,000. The continuation of the profit sharing plan is at the discretion of the Board of Directors.

(10)  Business and Credit Concentrations

A significant percentage of the Company's trade receivables are related to the flight operations of Mercy Air in southern California. Mercy Air receivables are due from medical insurance companies and federal and state government insurance programs, as well as private citizens. The diversity in types of payers may mitigate the potential impact of the geographical concentration of receivables.

(11)  Commitments and Contingencies

The Year 2000 ("Y2K") issue resulted from computer programs being written using two digits rather than four to designate a year. As a result such systems may not correctly recognize the Year 2000, causing computer applications to fail or produce erroneous results. At the date of this report, the Company has not experienced any material adverse effects related to Y2K. The Company has not become aware of any significant Y2K issues affecting major customers or suppliers.

(12)  Business Segment Information

The Company identifies operating segments based on management responsibility and the type of products or services offered. Operating segments and their principal products or services are as follows:

  Air Medical Services Division - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.

  Mercy Air - provides air medical transportation services in southern California and Nevada to the general population as an independent community-based service. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

  Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers

The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on net income. Intersegment sales are reflected at cost-related prices.

Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between Air Medical Services, Products, and Corporate Activities for internal reporting and performance evaluation purposes.

(12) Business Segment Information, continued
	Air Medical Services Division	Mercy Air	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
1999
External revenue	$ 31,555	20,522	4,993	188	--	57,258
Intersegment revenue	41	--	2,786	--	(2,827)	--
Total revenue	31,596	20,522	7,779	188	(2,827)	57,258
Operating expenses	24,035	12,271	6,357	2,702	(2,330)	43,035
Depreciation & amortization	3,466	1,213	205	284	--	5,168
Bad debt expense	--	3,882	--	--	--	3,882
Interest expense	1,040	1,046	--	52	--	2,138
Interest income	(74)	(7)	--	(74)	--	(155)
Income tax benefit	--	(255)	--	--	--	(255)
Segment net income (loss)	$ 3,129	2,372	1,217	(2,776)	(497)	3,445
Total assets	N/A	19,295	N/A	43,421	N/A	62,716

1998
External revenue	$ 29,290	15,845	3,289	275	--	48,699
Intersegment revenue	14	--	3,298	--	(3,312)	--
Total revenue	29,304	15,845	6,587	275	(3,312)	48,699
Operating expenses	22,490	11,095	5,812	2,553	(2,597)	39,353
Depreciation & amortization	2,962	807	172	323	--	4,264
Bad debt expense	--	2,785	--	--	--	2,785
Interest expense	1,006	1,095	--	149	--	2,250
Interest income	(80)	(7)	--	(123)	--	(210)
Segment net income (loss)	$ 2,926	70	603	(2,627)	(715)	257
Total assets	N/A	17,598	N/A	43,178	N/A	60,776

1997
External revenue	$ 27,956	7,119	3,475	427	--	38,977
Intersegment revenue	13	--	2,458	--	(2,471)	--
Total revenue	27,969	7,119	5,933	427	(2,471)	38,977
Operating expenses	20,729	3,830	5,869	2,250	(2,315)	30,363
Depreciation & amortization	2,919	313	181	309	--	3,722
Bad debt expense	--	1,608	--	--	--	1,608
Interest expense	1,016	482	--	338	--	1,836
Interest income	(156)	(7)	--	(85)	--	(248)
Segment net income (loss)	$ 3,461	893	(117)	(2,385)	(156)	1,696
Total assets	N/A	18,095	N/A	41,774	N/A	59,869

Independent Auditors' Report

Board of Directors and Stockholders
Air Methods Corporation:

Under date of February 24, 2000, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 24, 2000

AIR METHODS CORPORATION
AND SUBSIDIARY

Schedule II - Valuation and Qualifying Accounts
(Amounts in thousands)

_____________________________________________________________________________________

Description	Balance at Beginning of Period	Additions (a)	Transfers and Other	Deductions (b)	Balance at End of Period

Allowance for trade receivables
Year ended December 31, 1999	$1,404	3,882	--	(4,076)	1,210
Year ended December 31, 1998	2,528	2,785	--	(3,909)	1,404
Year ended December 31, 1997	24	1,608	2,055 (c)	(1,159)	2,528

__________________

Notes:

(a)Amounts charged to expense.
(b)Bad debt write-offs and charges to allowances.
(c)Allowance for Mercy Air receivables at the acquisition date.

 See accompanying Independent Auditors' Report.