Form 10-Q
period 2000-03-31
AIR METHODS CORP
filed 2000-05-10
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended          March  31,  2000
                                            ----------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from      to


                         Commission file number  0-16079
                                                --------

                             AIR METHODS CORPORATION
                             -----------------------
             (Exact name of Registrant as Specified in Its Charter)

            Delaware                                       84-0915893
            --------                                       ----------
 (State or Other Jurisdiction of                         (I.R.S.Employer
  Incorporation  or Organization)                    Identification Number)


7301  South  Peoria,  Englewood,  Colorado                   80112
------------------------------------------                   -----
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

The number of shares of Common Stock, par value $.06, outstanding as of May 5, 2000, was 8,303,203.

                                TABLE OF CONTENTS

                                    Form 10-Q



PART  I.     FINANCIAL  INFORMATION

     Item  1.   Consolidated  Financial  Statements

                Consolidated  Balance  Sheets  -  March 31, 2000
                  and December 31, 1999                                        1

                Consolidated  Statements  of  Operations for the
                  three months ended March  31,  2000  and  1999               3

                Consolidated Statements of Cash Flows for the three
                  months ended March  31,  2000  and  1999                     4

                Notes  to  Consolidated  Financial  Statements                 5

     Item  2.   Management's Discussion and Analysis of Financial Condition
                  and  Results  of  Operations                                 7

     Item  3.   Quantitative and Qualitative Disclosures about Market Risk    10

PART  II.   OTHER  INFORMATION

     Item  1.   Legal  Proceedings                                            11

     Item  2.   Changes  in  Securities                                       11

     Item  3.   Defaults  upon  Senior  Securities                            11

     Item  4.   Submission  of  Matters  to  a Vote of Security Holders       11

     Item  5.   Other  Information                                            11

     Item  6.   Exhibits  and  Reports  on  Form  8-K                         11


     SIGNATURES                                                               12

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR  METHODS  CORPORATION  AND  SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share and per share amounts)


                                                                    MARCH 31,    DECEMBER 31,
                                                                       2000          1999
                                                                   ------------  -------------
Assets                                                             (unaudited)

Current assets:
 Cash and cash equivalents                                         $     3,462          2,242
 Current installments of notes receivable                                   76             74
 Receivables:
   Trade                                                                 8,056          8,603
   Less allowance for doubtful accounts                                   (810)        (1,210)
                                                                   ------------  -------------
                                                                         7,246          7,393

   Insurance proceeds                                                      165            220
   Other                                                                   555            798
                                                                   ------------  -------------
                                                                         7,966          8,411
                                                                   ------------  -------------

 Inventories                                                             2,394          2,504
 Work-in-process on medical interiors and products contracts               352            172
 Costs and estimated earnings in excess of billings on
          uncompleted contracts                                          1,080            772
 Prepaid expenses and other                                                834          1,019
                                                                   ------------  -------------
     Total current assets                                               16,164         15,194
                                                                   ------------  -------------
Equipment and leasehold improvements:
 Flight and ground support equipment                                    62,556         61,356
 Furniture and office equipment                                          3,727          3,641
                                                                   ------------  -------------
                                                                        66,283         64,997
 Less accumulated depreciation and amortization                        (22,497)       (21,289)
                                                                   ------------  -------------
     Net equipment and leasehold improvements                           43,786         43,708

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $835 and $810 at March 31,
      2000 and December 31, 1999, respectively                           1,612          1,637
Notes receivable, less current installments                                514            534
Other assets, net of accumulated amortization of $1,368 and
      $1,256 at March 31, 2000 and December 31, 1999,
      respectively                                                       1,535          1,643
                                                                   ------------  -------------
 Total assets                                                      $    63,611         62,716
                                                                   ============  =============

                                                                     (Continued)

                                AIR METHODS CORPORATION AND SUBSIDIARY


                                CONSOLIDATED BALANCE SHEETS, CONTINUED
                      (Amounts in thousands, except share and per share amounts)


                                                                            MARCH 31,     DECEMBER 31,
                                                                               2000          1999
                                                                           ------------  -------------
Liabilities and Stockholders' Equity                                        (unaudited)
------------------------------------

Current liabilities:
 Notes payable                                                             $        --            700
 Current installments of long-term debt                                          3,238          3,073
 Current installments of obligations under capital leases                          430            424
 Accounts payable                                                                1,026          1,378
 Accrued overhaul and parts replacement costs                                    2,315          2,114
 Deferred revenue                                                                1,433            972
 Deferred income taxes                                                             231            231
 Other accrued liabilities                                                       1,362          1,681
                                                                           ------------  -------------

     Total current liabilities                                                  10,035         10,573

Long-term debt, less current installments                                       18,847         17,757
Obligations under capital leases, less current installments                      1,848          1,931
Accrued overhaul and parts replacement costs                                     6,363          6,301
Deferred income taxes                                                               55            132
Other liabilities                                                                  870            882
                                                                           ------------  -------------

     Total liabilities                                                          38,018         37,576
                                                                           ------------  -------------
Stockholders' equity (note 3):

 Preferred stock, $1 par value.  Authorized 5,000,000 shares, none issued           --             --
 Common stock, $.06 par value. Authorized 16,000,000
          shares; issued 8,584,849 and 8,378,843 shares at
          March 31, 2000 and December 31, 1999,
          respectively                                                             514            503
 Additional paid-in capital                                                     50,036         50,002
 Accumulated deficit                                                           (24,940)       (25,357)
 Treasury stock, 281,646 and 127,822 common shares
          at March 31, 2000 and December 31, 1999,
          respectively                                                             (17)            (8)
                                                                           ------------  -------------

     Total stockholders' equity                                                 25,593         25,140
                                                                           ------------  -------------

     Total liabilities and stockholders' equity                            $    63,611         62,716
                                                                           ============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                          AIR METHODS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                (Amounts in thousands, except share and per share amounts)



                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------

                                                                     2000         1999
                                                                 ------------  ----------
                                                                  (unaudited)  (unaudited)
Revenue:
 Flight revenue                                                  $    12,848      11,345
 Sales of medical interiors and products                               1,475       1,536
 Parts and maintenance sales and services                                252         420
 Other                                                                    16          37
                                                                 ------------  ----------
                                                                      14,591      13,338
                                                                 ------------  ----------

Operating expenses:
 Flight centers                                                        4,593       3,853
 Aircraft operations                                                   3,272       3,118
 Aircraft rental                                                         550         553
 Cost of medical interiors and products sold                           1,074       1,068
 Cost of parts and maintenance sales and services                        219         365
 Depreciation and amortization                                         1,345       1,189
 Bad debt expense                                                        944         561
 General and administrative                                            1,718       1,528
                                                                 ------------  ----------
                                                                      13,715      12,235
                                                                 ------------  ----------

   Operating income                                                      876       1,103

Other income (expense):
 Interest expense                                                       (523)       (550)
 Interest and dividend income                                             44          38
 Other, net                                                               20          11
                                                                 ------------  ----------

   Net income                                                    $       417         602
                                                                 ============  ==========

Basic and diluted income per common share (note 2)               $       .05         .07
                                                                 ============  ==========

Weighted average number of common shares outstanding - basic       8,281,782   8,230,737
                                                                 ============  ==========

Weighted average number of common shares outstanding - diluted     8,624,674   8,241,736
                                                                 ============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                                          AIR METHODS CORPORATION AND SUBSIDIARY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Amounts in thousands)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                                                                          2000       1999
                                                                                                      ------------  -------
                                                                                                       (unaudited) (unaudited)
                                                                                                      ------------  -------
Cash flows from operating activities:
 Net income                                                                                           $       417     602
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                                                    1,345   1,189
   Bad debt expense                                                                                           944     561
   Vesting of common stock options issued for services                                                         15      16
   Changes in assets and liabilities:
     Decrease in prepaid and other current assets                                                             185      72
     Increase in receivables                                                                                 (499)   (882)
     Decrease (increase) in parts inventories                                                                 110    (211)

     Increase in work-in-process on medical interiors and costs in excess of billings                        (488)    (99)

     Increase (decrease) in accounts payable, other accrued liabilities, and income tax liabilities          (748)    265
     Increase in deferred revenue and other liabilities                                                       449     285
     Increase in accrued overhaul and parts replacement costs                                                  45     143
                                                                                                      ------------  -------
     Net cash provided by operating activities                                                              1,775   1,941
                                                                                                      ------------  -------
Cash flows from investing activities:
 Acquisition of equipment and leasehold improvements                                                       (1,068)   (225)
 Net decrease (increase) in notes receivable and other assets                                                  14    (633)
                                                                                                      ------------  -------
     Net cash used by investing activities                                                                 (1,054)   (858)
                                                                                                      ------------  -------

Cash flows from financing activities:
 Net payments under short-term notes payable                                                                 (700)   (424)
 Proceeds from issuance of debt                                                                             2,000   1,150
 Payments of long-term debt                                                                                  (745)   (673)
 Payments of capital lease obligations                                                                        (77)   (146)
 Payments for purchases of common stock                                                                      (590)     --
 Proceeds from issuance of common stock, net                                                                  611      --
                                                                                                      ------------  -------
     Net cash provided (used) by financing activities                                                         499     (93)
                                                                                                      ------------  -------

Increase in cash and cash equivalents                                                                       1,220     990

Cash and cash equivalents at beginning of period                                                            2,242   2,407
                                                                                                      ------------  -------
Cash and cash equivalents at end of period                                                            $     3,462   3,397
                                                                                                      ============  =======

See  accompanying  notes  to  consolidated  financial  statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 1999.

(2)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31 (amounts in thousands except share and per share amounts):

                                                                   2000       1999
                                                                ---------  ---------
Weighted average number of common shares outstanding - basic    8,281,782  8,230,737
Dilutive effect of:
 Common stock options                                             308,383     10,999
 Common stock warrants                                             34,509         --
                                                                ---------  ---------
Weighted average number of common shares outstanding - diluted  8,624,674  8,241,736
                                                                =========  =========

     Common stock options totaling 18,120 and 1,781,293 and common stock warrants of 75,000 and 275,000 were not included in the diluted income per share calculation for the quarters ended March 31, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2000, consisted of the following (amounts in thousands except share amounts):

                                                          Shares
                                                       Outstanding    Amount
                                                       ------------  --------
Balance at January 1, 2000                               8,251,021   $25,140

Issuance of common shares for options exercised            206,006       611
Vesting of common stock options for services rendered           --        15
Purchase of treasury shares                               (153,824)     (590)
Net income                                                      --       417
                                                       ------------  --------
Balance at March 31, 2000                                8,303,203   $25,593
                                                       ============  ========


     As of March 31, 2000, the Company's total accumulated deficit was $24,940,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(4)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------

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


                                 Air
                               Medical
                               Services               Products    Corporate     Intersegment
FOR QUARTER ENDED MARCH 31:    Division   Mercy Air   Division    Activities    Eliminations   Consolidated
----------------------------  ----------  ----------  ---------  -------------  -------------  -------------
2000
External revenue              $   8,096       5,012       1,475             8             --         14,591
Intersegment revenue                 --          --         407            --           (407)            --
                              ----------  ----------  ---------  -------------  -------------  -------------
Total revenue                     8,096       5,012       1,882             8           (407)        14,591
                              ----------  ----------  ---------  -------------  -------------  -------------

Operating expenses                6,320       3,214       1,504           705           (337)        11,406
Depreciation & amortization         879         335          53            78             --          1,345
Bad debt expense                     --         944          --            --             --            944
Interest expense                    241         256          --            26             --            523
Interest income                     (17)         (1)         --           (26)            --            (44)
                              ----------  ----------  ---------  -------------  -------------  -------------
Segment net income (loss)     $     673         264         325          (775)           (70)           417
                              ==========  ==========  =========  =============  =============  =============

Total assets                         N/A     20,632         N/A        42,979             N/A        63,611
                              ==========  ==========  =========  =============  =============  =============

1999
External revenue              $   7,342       4,381       1,540            75             --         13,338
Intersegment revenue                  8          --         724            --           (732)            --
                              ----------  ----------  ---------  -------------  -------------  -------------
Total revenue                     7,350       4,381       2,264            75           (732)        13,338
                              ----------  ----------  ---------  -------------  -------------  -------------

Operating expenses                5,430       3,230       1,683           678           (547)        10,474
Depreciation & amortization         818         258          40            73             --          1,189
Bad debt expense                     --         561          --            --             --            561
Interest expense                    258         263          --            29             --            550
Interest income                     (19)         (2)         --           (17)            --            (38)
                              ----------  ----------  ---------  -------------  -------------  -------------
Segment net income (loss)     $     863          71         541          (688)          (185)           602
                              ==========  ==========  =========  =============  =============  =============

Total assets                         N/A     17,795        N/A         44,593             N/A        62,388
                              ==========  ==========  =========  =============  =============  =============


(5)  SUBSEQUENT  EVENT
     -----------------

     On April 25,  2000,  Mercy Air  Service,  Inc.  (Mercy Air), a wholly owned subsidiary of Air Methods Corporation (the Company or Air Methods), acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals, a Missouri non-profit organization, for $11,268,000. The newly formed company, ARCH Air Medical Service, Inc. (ARCH), will provide air medical transportation services as a Missouri corporation and a wholly owned subsidiary of Mercy Air. The purchase agreement includes an earn-out provision under which the sellers will receive 50% of all collections greater than 50% of charges on receivables older than six months, up to a maximum of $1,500,000. Also on April 25, 2000, ARCH acquired two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC, a Missouri limited liability company, for $1,699,000. Funding for the acquisitions was provided primarily by the sale of five helicopters and two fixed wing aircraft to C.I.T. Leasing Corporation (CIT) for $10.6 million. The aircraft will be leased back from CIT under an operating lease with monthly lease payments due over ten years. ARCH also entered into a $1,350,000 note payable to Firstar Bank, N.A., with interest at 8.01% and monthly principal and interest payments over seven years. The remainder of the purchase price was funded from Company treasuries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects,""anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's flight services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy Air's operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

RESULTS  OF  OPERATIONS

The Company reported net income of $417,000 for the three months ended March 31, 2000, compared to net income of $602,000 for the quarter ended March 31, 1999. The reduction in net income is attributed to the factors discussed below.

Flight revenue increased $1,503,000, or 13.2%, from $11,345,000 for the three months ended March 31, 1999, to $12,848,000 for the three months ended March 31, 2000. Flight revenue for the Air Medical Services Division increased 10.5% due to $152,000 from 3 new contracts started since March 1999, annual price increases in contracts with hospital clients, and a 16.6% increase in flight volume for continuing contracts. Flight revenue for Mercy Air increased 18.2% in the first quarter of 2000 compared to the first quarter of 1999 due to expansion of operations in San Diego in March 1999 and a 23.1% increase in transport volume at other base locations.

Sales of medical interiors and products decreased $61,000, or 4.0%, from $1,536,000 for the three months ended March 31, 1999, to $1,475,000 for the first quarter of 2000, primarily due to a decrease in orders for multi-functional interiors. Significant projects in 2000 included manufacture of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force. Revenue by product line was as follows:
-     $1,251,000  -  design  and  manufacture  of  multi-mission  interiors
-     $224,000  -  design  and  manufacture  of  other  aerospace  products

Significant projects in 1999 included design work for a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force and the manufacture of multi-functional interiors for five Bell helicopters and one MD902 helicopter. Revenue recognized in 1999 consisted of the following:
- $1,148,000 - manufacture and installation of modular, multi-functional interiors
-     $388,000  -  design  and  manufacture  of  other  aerospace  products

Cost of medical interiors remained relatively unchanged for the three months ended March 31, 2000, as compared to the previous year. Cost of medical interiors and products includes fixed overhead expenses for the Products
Division  which  do  not  decrease  with  a  decrease  in  sales.

Parts and maintenance sales and services decreased 40.0% for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, due to a decrease in volume of sales. Parts sales in the first quarter of 1999 included $90,000 for the sale of a single aircraft part to a customer. Cost of parts and maintenance sales and services for the quarter also decreased accordingly.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and fringe benefits) increased 19.2% for the three months ended March 31, 2000, compared to 1999. Flight center costs for the Air Medical Services Division increased 23.9% primarily due to the addition of 3 new hospital contracts and to increases in salaries for merit pay raises. The Company also increased matching and supplemental contributions to the employee defined contribution retirement plan since the first quarter of 1999. Flight center costs related to Mercy Air's operations increased 10.6% in the first quarter of 2000, primarily due to merit pay raises and the change to retirement plan contributions.

Aircraft operating expenses increased 4.9% for the three months ended March 31, 2000, in comparison to the three months ended March 31, 1999. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Since the first quarter of 1999, the Company has added one Bell 430 and two Bell 407 helicopters to its fleet for the Air Medical Services Division and one Bell 222 helicopter for Mercy Air to support expanded operations. Total flight hours increased 8.5% for Air Medical Services Division and 24.6% for Mercy Air's operations, excluding the impact of new contracts. Increases for new aircraft were partially offset in the first quarter of 2000 by a decrease in hull insurance rates effective July 1, 1999.

Depreciation and amortization expense increased 13.1% for the three months ended March 31, 2000, primarily due to the addition of one Bell 222 helicopter, as well as new medical interiors, to the fleet of owned aircraft. The Company also completed the renovation of its corporate headquarters facility in Colorado and Mercy Air's headquarters in California during 1999, increasing depreciable leasehold improvements by approximately $635,000. Expenses in the first quarter of 2000 included three months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego, compared to one month in the first quarter of 1999.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increase of 68.3% in 2000 compared to 1999 reflects the increase in flight revenue for Mercy Air. In addition, the first quarter of 1999 included the reversal of previously established reserves with the improvement in collections from the fourth quarter of 1998 to the first quarter of 1999. Bad debt expense for the first quarter of 2000 was approximately 20% of Mercy Air's flight revenue, net of contractual allowances under agreements with third-party payers, consistent with historical annual rates.

General and administrative expenses increased 12.4% in the quarter ended March 31, 2000, compared to the first quarter of 1999, due in part to merit pay salary increases for administrative personnel.

FINANCIAL  CONDITION

Net working capital increased from $4,621,000 at December 31, 1999, to $6,129,000 at March 31, 2000. Cash and cash equivalents increased $1,220,000 from $2,242,000 to $3,462,000 over the same period, due to cash generated by operations and proceeds from the issuance of two notes. In February 2000 the Company entered into a $1.1 million note payable to a company with interest at 8.99% to finance the acquisition of the Bell 222 helicopter which collateralizes the note. In March 2000 the Company entered into a $900,000 note payable to a company with interest at 8.67% to finance the acquisition of the assets of Area Rescue Consortium of Hospitals. The note is collateralized by a Bell 222 helicopter.

OUTLOOK  2000

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

In the first quarter of 2000, the Air Medical Services Division extended an operating agreement due for renewal for an additional 2 years. The Company expects to expand services under an existing contract in June 2000 with the deployment of an additional aircraft. At the end of July 2000, the Company will discontinue services to one hospital customer which did not renew its operating agreement with the Company. One other contract is due for renewal in 2000. Flight activity for continuing hospital contracts is expected to remain consistent with historical levels during the remainder of 2000.

Mercy  Air  Service

On April 25, 2000, Mercy Air acquired through a newly formed company substantially all of the business assets, including five Eurocopter BK-117 helicopters, of Area Rescue Consortium of Hospitals, a Missouri non-profit organization, for $11,268,000. ARCH, a wholly owned subsidiary of Mercy Air, will operate as an independent provider of air medical transportation services. Also on April 25, 2000, ARCH acquired two Beechcraft King Air 100 airplanes and related equipment and inventory from SkyLife Aviation, LLC, for $1,699,000.

The Company expects flight volume for Mercy Air's operations to be consistent with historical levels during the remainder of 2000.

Products  Division

The Company expects to complete production of six UH-60Q Multi-Mission Medevac Systems during the second quarter of 2000. The current contract for the UH-60Q program includes an option for five additional units which has not yet been exercised. The Army Program Objective Memorandum (POM) includes funding for 357 units in total over the next 10 to 20 years. There can be no assurance that the current contract option will be exercised or orders for additional units will be received in 2000 or in future periods.

The testing phase of the SCITS program for the U.S. Air Force will continue in the second quarter of 2000. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 2000 or in future periods.

At the end of the first quarter of 2000, the Products Division received a contract to manufacture an emergency medical interior system for a Bell 412 helicopter. The work is expected to be completed during the second and third quarters of 2000.

There can be no assurance that the Company will continue to renew operating agreements for the Air Medical Services Division, generate new profitable contracts for the Products Division, expand flight volume for Mercy Air, or successfully integrate the ARCH acquisition. However, based on the anticipated level of flight activity for its hospital customers and Mercy Air and the backlog of projects for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2000.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2000" and those described below.

- Flight volume - All of Mercy Air's revenue and approximately 30% of the Air Medical Services Division's revenue is dependent upon flight volume. Approximately 22% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of helicopters and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions, especially in southern California where Mercy Air's operations are concentrated, could have an adverse impact on the Company's operating results. In southern California, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower operating revenue for Mercy Air during these months. Flight volume for Mercy Air's operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of competitors into a market.

- Collection rates - Mercy Air invoices patients and their insurers directly for services rendered, and the level of bad debt expense is driven by collection rates on these accounts. Collectibility is primarily dependent upon the health of the U.S. economy, especially in southern California. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell), because its fleet is composed primarily of Bell aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell for helicopter parts, the Company could also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's flight fees billed to its customers are generally limited to changes in the consumer price index.

- Department of Defense funding - The two major projects in process for the Products Division, UH-60Q and SCITS, are both dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional UH-60Q or SCITS units could have a material adverse impact on Products Division revenue.

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect Mercy Air's revenue and indirectly affect Air Medical Services Division's revenue from its hospital customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations.

- Competition - The Air Medical Services Division faces significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of March 31, 2000.

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

             Not  Applicable.

ITEM  5.     OTHER  INFORMATION

             Not  Applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             (a)     Exhibits

                     27.1  Financial  Data  Schedule

             (b)     Reports  on  Form  8-K

                     Current Report on Form 8-K, dated April 25, 2000, regarding the Company's acquisition of substantially all of the assets of Area Rescue Consortium of Hospitals

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AIR  METHODS  CORPORATION



Date:  May 9, 2000                    By  /s/  Aaron  D.  Todd
                                      ------------------------------------------
                                      On  behalf  of  the Company, and as
                                      Principal Financial and Accounting Officer