Form 10-Q
period 2000-06-30
AIR METHODS CORP
filed 2000-08-07
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q



(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended            June  30,  2000
                                   ---------------------------------------------

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                   -------------------    ----------------------


                         Commission file number  0-16079
                                                --------


                             AIR METHODS CORPORATION
                             -----------------------
             (Exact name of Registrant as Specified in Its Charter)


         Delaware                                              84-0915893
         --------                                              ----------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification Number)



7301  South  Peoria,  Englewood,  Colorado                        80112
------------------------------------------                        -----
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


The number of shares of Common Stock, par value $.06, outstanding as of July 21, 2000, was 8,309,855.

                                TABLE OF CONTENTS



PART I.     FINANCIAL  INFORMATION
            Item  1.     Consolidated  Financial  Statements

                         Consolidated Balance Sheets - June 30, 2000 and December 31,
                            1999                                                                1

                         Consolidated Statements of Operations for the three and six months
                            ended  June  30,  2000  and  1999                                   3

                         Consolidated Statements of Cash Flows for the six months ended
                            June  30,  2000  and  1999                                          4

                         Notes  to  Consolidated  Financial  Statements                         6

            Item  2.     Management's Discussion and Analysis of Financial Condition and
                            Results  of  Operations                                             9

            Item  3.     Quantitative  and  Qualitative  Disclosures  about Market Risk        13


PART II.    OTHER  INFORMATION

            Item  1.     Legal  Proceedings                                                    14

            Item  2.     Changes  in  Securities                                               14

            Item  3.     Defaults  upon  Senior  Securities                                    14

            Item  4.     Submission  of  Matters  to  a Vote of Security Holders               14

            Item  5.     Other  Information                                                    14

            Item  6.     Exhibits  and  Reports  on  Form  8-K                                 14


SIGNATURES                                                                                     15

                                 PART I: FINANCIAL INFORMATION

                           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AIR METHODS CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      JUNE 30,    DECEMBER 31,
                                                                        2000          1999
                                                                    ------------  -------------
Assets                                                              (unaudited)
------
Current assets:
  Cash and cash equivalents                                         $     3,310          2,242
  Current installments of notes receivable                                   78             74
  Receivables:
   Trade                                                                 13,224          8,603
   Less allowance for doubtful accounts                                  (2,680)        (1,210)
                                                                    ------------  -------------
                                                                         10,544          7,393

   Insurance proceeds                                                       168            220
   Other                                                                    555            798
                                                                    ------------  -------------
                                                                         11,267          8,411
                                                                    ------------  -------------

  Inventories                                                             3,101          2,504
  Work-in-process on medical interiors and products contracts               483            172
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                   645            772
  Prepaid expenses and other                                                966          1,019
                                                                    ------------  -------------

       Total current assets                                              19,850         15,194
                                                                    ------------  -------------

Equipment and leasehold improvements:
  Flight and ground support equipment                                    67,220         61,356
  Furniture and office equipment                                          5,265          3,641
                                                                    ------------  -------------
                                                                         72,485         64,997
  Less accumulated depreciation and amortization                        (23,742)       (21,289)
                                                                    ------------  -------------

       Net equipment and leasehold improvements                          48,743         43,708
                                                                    ------------  -------------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $859 and $810 at June 30, 2000 and
  December 31, 1999, respectively                                         1,588          1,637
Notes receivable, less current installments                                 494            534
Other assets, net of accumulated amortization of $1,482 and
1,256 at June 30, 2000 and December 31, 1999, respectively
                                                                          1,684          1,643
                                                                    ------------  -------------

       Total assets                                                 $    72,359         62,716
                                                                    ============  =============

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                           AIR METHODS CORPORATION AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS, CONTINUED
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                  JUNE 30,    DECEMBER 31,
                                                                    2000          1999
                                                                ------------  -------------
Liabilities and Stockholders' Equity                            (unaudited)
------------------------------------
Current liabilities:
  Notes payable                                                 $     1,000            700
  Current installments of long-term debt                              3,564          3,073
  Current installments of obligations under capital leases              321            424
  Accounts payable                                                    1,176          1,378
  Accrued overhaul and parts replacement costs                        2,884          2,114
  Deferred revenue                                                    1,452            972
  Deferred income taxes                                                 209            231
  Other accrued liabilities                                           2,072          1,681
                                                                ------------  -------------

     Total current liabilities                                       12,678         10,573

Long-term debt, less current installments                            19,084         17,757
Obligations under capital leases, less current installments           3,411          1,931
Accrued overhaul and parts replacement costs                          8,203          6,301
Deferred income taxes                                                    --            132
Other liabilities                                                     1,327            882
                                                                ------------  -------------

     Total liabilities                                               44,703         37,576

Stockholders' equity (note 4):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                          --             --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 8,659,849 and 8,378,843 shares at June 30, 2000
    and December 31, 1999                                               520            503
  Additional paid-in capital                                         50,082         50,002
  Accumulated deficit                                               (22,925)       (25,357)
  Treasury stock, 349,994 and 127,822 common shares at June
    30, 2000 and December 31, 1999, respectively                        (21)            (8)
                                                                ------------  -------------

       Total stockholders' equity                                    27,656         25,140

                                                                ------------  -------------
       Total liabilities and stockholders' equity               $    72,359         62,716
                                                                ============  =============


See  accompanying  notes  to  consolidated  financial  statements.

                                 AIR METHODS CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                        -----------------------  ----------------------
                                                           2000         1999        2000        1999
                                                        -----------  ----------  ----------  ----------
Revenue:
  Flight revenue                                        $   17,314      12,401      30,162      23,746
  Sales of medical interiors and products                    1,753       1,291       3,228       2,827
  Parts and maintenance sales and services                     318         337         570         758
  Other                                                        105          39         121          75
                                                        -----------  ----------  ----------  ----------
                                                            19,490      14,068      34,081      27,406
                                                        -----------  ----------  ----------  ----------
Operating expenses:
  Flight centers                                             5,366       3,821       9,959       7,674
  Aircraft operations                                        4,108       3,396       7,380       6,514
  Aircraft rental                                              736         412       1,286         965
  Medical interiors and products sold                        1,153         996       2,227       2,064
  Cost of parts and maintenance sales and services             266         268         485         633
  Depreciation and amortization                              1,384       1,288       2,729       2,477
  Bad debt expense                                           1,996         978       2,940       1,539
  Loss on disposition of assets, net                            --          62          --          62
  General and administrative                                 2,007       1,571       3,725       3,099
                                                        -----------  ----------  ----------  ----------
                                                            17,016      12,792      30,731      25,027
                                                        -----------  ----------  ----------  ----------

        Operating income                                     2,474       1,276       3,350       2,379

Other income (expense):
  Interest expense                                            (528)       (549)     (1,051)     (1,099)
  Interest income                                               53          39          97          77
  Other, net                                                    16          17          36          28
                                                        -----------  ----------  ----------  ----------

Income before income taxes                                   2,015         783       2,432       1,385

Income tax benefit                                              --          96          --          96
                                                        -----------  ----------  ----------  ----------

        Net income                                      $    2,015         879       2,432       1,481
                                                        ===========  ==========  ==========  ==========

Basic income per common share                           $      .24         .11         .29         .18
                                                        ===========  ==========  ==========  ==========

Diluted income per common share                         $      .24         .11         .28         .18
                                                        ===========  ==========  ==========  ==========

Weighted average number of common shares   outstanding
- basic                                                  8,309,855   8,215,737   8,295,818   8,223,237
                                                        ===========  ==========  ==========  ==========

Weighted average number of common shares   outstanding
- diluted                                                8,544,571   8,223,437   8,586,995   8,232,079
                                                        ===========  ==========  ==========  ==========


See  accompanying  notes  to  consolidated  financial  statements.

                                AIR METHODS CORPORATION AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (AMOUNTS IN THOUSANDS)
                                              (UNAUDITED)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------
                                                                                      2000      1999
                                                                                    ---------  -------
Cash flows from operating activities:
  Net income                                                                        $  2,432    1,481
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                              2,729    2,477
    Vesting of common stock options issued for services                                   30       30
    Bad debt expense                                                                   2,940    1,539
    Loss on retirement and sale of equipment, net                                         --       62
    Changes in assets and liabilities:
     Decrease in prepaid expenses and other current assets                                86       95
     Increase in receivables                                                          (5,796)  (3,333)
     Decrease (increase) in parts inventories                                            137     (196)
     Increase in work-in-process on medical interiors and costs in excess of
        billings                                                                        (184)    (119)
     Decrease in accounts payable, other accrued liabilities, and deferred
        income taxes                                                                     (81)    (526)
     Increase in deferred revenue and other liabilities                                  925      612
     Increase (decrease) in accrued overhaul and parts replacement costs                 242      (33)
                                                                                    ---------  -------
          Net cash provided by operating activities                                    3,460    2,089
                                                                                    ---------  -------

Cash flows from investing activities:
  Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
  Aviation LLC:
   Inventory                                                                            (734)      --
   Equipment and leasehold improvements                                              (12,349)      --
   Liabilities assumed                                                                   116       --
   Proceeds from sale of equipment                                                    10,600       --
  Acquisition of equipment and leasehold improvements                                 (1,742)    (962)
  Increase in notes receivable and other assets                                         (231)    (707)
                                                                                    ---------  -------
          Net cash used by investing activities                                       (4,340)  (1,669)
                                                                                    ---------  -------

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED JUNE 30,
                                                             2000     1999
                                                           --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                  981       --
  Payments for purchases of common stock                      (927)     (23)
  Net borrowings (payments) under short-term notes payable     300     (425)
  Proceeds from issuance of debt                             3,350    1,150
  Payments of long-term debt                                (1,565)  (1,372)
  Payments of capital lease obligations                       (191)    (340)
                                                           --------  -------
        Net cash provided (used) by financing activities     1,948   (1,010)
                                                           --------  -------

Increase (decrease) in cash and cash equivalents             1,068     (590)

Cash and cash equivalents at beginning of period             2,242    2,407
                                                           --------  -------

Cash and cash equivalents at end of period                 $ 3,310    1,817
                                                           ========  =======


Non-cash  investing  and  financing  activities:

In the six months ended June 30, 2000, the Company assumed a capital lease obligation of $1,568 to finance the buyout of a helicopter. The Company also issued notes payable of $33 to finance insurance policies.

See  accompanying  notes  to  consolidated  financial  statements.

AIR  METHODS  CORPORATION  AND  SUBSIDIARY
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999.

(2)  ACQUISITION
     -----------

     On April 25, 2000, Mercy Air Service, Inc. (Mercy Air), a wholly owned subsidiary of the Company, acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals, a Missouri non-profit organization, for $11,268,000. The newly formed company, ARCH Air Medical Service, Inc. (ARCH), will provide air medical transportation services as a Missouri corporation and a wholly owned subsidiary of Mercy Air. The purchase agreement includes a provision under which the sellers will receive 50% of all collections greater than 50% of standard billing rates for transports older than six months, up to a maximum of $1,500,000. Also on April 25, 2000, ARCH acquired two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC, a Missouri limited liability company, for $1,699,000. Funding for the acquisitions was provided primarily by the sale of five helicopters and two fixed wing aircraft to a leasing company for $10.6 million. The aircraft have been leased back under an operating lease with monthly lease payments due over ten years. ARCH also entered into a $1,350,000 note payable to a bank with interest at 8.01% and monthly principal and interest payments over seven years. The remainder of the purchase price was funded from Company treasuries. The allocation of the purchase price was as follows (amounts in thousands):

          Assets  purchased:
            Aircraft             $ 10,600
            Equipment               1,749
            Inventory                 734
                                 ---------
                                   13,083
          Liabilities  assumed       (116)
                                 ---------
          Purchase  price          12,967
                                 =========

(3)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows (amounts in thousands except share and per share amounts):

                                                                       2000       1999
                                                                     ---------  ---------
FOR QUARTER ENDED JUNE 30:
   Weighted average number of common shares outstanding - basic      8,309,855  8,215,737
   Dilutive effect of:
      Common stock options                                             209,953      7,700
      Common stock warrants                                             24,763         --
                                                                     ---------  ---------
   Weighted average number of common shares outstanding - diluted    8,544,571  8,223,437
                                                                     =========  =========

     --------------------------------

                                                                      2000       1999
                                                                    ---------  ---------
FOR SIX MONTHS ENDED JUNE 30:
   Weighted average number of common shares outstanding - basic      8,295,818  8,223,237
   Dilutive effect of:
      Common stock options                                             261,255      8,842
      Common stock warrants                                             29,922         --
                                                                     ---------  ---------
   Weighted average number of common shares outstanding - diluted    8,586,995  8,232,079
                                                                     =========  =========

     Common stock options totaling 104,414 and 1,498,910 and common stock warrants of -0- and 275,000 were not included in the diluted income per share calculation for the quarter ended June 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive. Common stock options totaling 18,988 and 1,498,910 and common stock warrants of -0- and 275,000 were not included in the diluted income per share calculation for the six months ended June 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

(4)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2000, consisted of the following (amounts in thousands except share amounts):

                                                               Shares
                                                             Outstanding    Amount
                                                             -----------  --------
Balance at January 1, 2000                                    8,251,021   $25,140

Issuance of common shares for options & warrants exercised      281,006       981
Vesting of common stock options for services rendered                --        30
Purchase of treasury shares                                    (222,172)     (927)
Net income                                                           --     2,432
                                                             -----------  --------
Balance at June 30, 2000                                      8,309,855   $27,656
                                                             ===========  ========

     As  of  June  30,  2000,  the  Company's  total  accumulated   deficit  was
     $22,925,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

(5)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------
     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between Air Medical Services, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

     - Air Medical Services Division - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Mercy Air - provides air medical transportation services in southern California and Nevada, and in Missouri and Illinois through its wholly owned subsidiary ARCH, to the general population as an independent community-based service. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers.

                                   Air
                                 Medical
                                 Services      Mercy   Products   Corporate   Intersegment
FOR QUARTER ENDED JUNE 30:       Division       Air    Division  Activities   Eliminations   Consolidated
------------------------------  ------------  -------  --------  -----------  -------------  -------------
2000
External revenue                $      8,390    9,233      1,760         107             --         19,490
Intersegment revenue                       3       --        382          --           (385)            --
                                -------------  -------  --------  -----------  -------------  -------------
Total revenue                          8,393    9,233      2,142         107           (385)        19,490
                                -------------  -------  --------  -----------  -------------  -------------

Operating expenses                     6,651    4,981      1,577         733           (322)        13,620
Depreciation & amortization              873      380         54          77             --          1,384
Bad debt expense                          --    1,996         --          --             --          1,996
Interest expense                         247      275         --           6             --            528
Interest income                          (17)      (2)        --         (34)            --            (53)
                                -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $        639    1,603        511        (675)           (63)         2,015
                                =============  =======  ========  ===========  =============  =============

Total assets                    N/A            27,283   N/A           45,076   N/A                  72,359
                                =============  =======  ========  ===========  =============  =============

1999
External revenue                $      7,683    5,024      1,294          67             --         14,068
Intersegment revenue                      33       --        360          --           (393)            --
                                -------------  -------  --------  -----------  -------------  -------------
Total revenue                          7,716    5,024      1,654          67           (393)        14,068
                                -------------  -------  --------  -----------  -------------  -------------

Operating expenses                     5,995    2,849      1,421         648           (404)        10,509
Depreciation & amortization              861      317         62          48             --          1,288
Bad debt expense                          --      978         --          --             --            978
Interest expense                         272      272         --           5             --            549
Interest income                          (19)      (2)        --         (18)            --            (39)
Income tax benefit                        --      (96)        --          --             --            (96)
                                -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $        607      706        171        (616)            11            879
                                =============  =======  ========  ===========  =============  =============

Total assets                    N/A            18,486   N/A           43,166   N/A                  61,652
                                =============  =======  ========  ===========  =============  =============

FOR SIX MONTHS ENDED JUNE 30:
2000
External revenue                $     16,486   14,245      3,235         115             --         34,081
Intersegment revenue                       3       --        789          --           (792)            --
                                -------------  -------  --------  -----------  -------------  -------------
Total revenue                         16,489   14,245      4,024         115           (792)        34,081
                                -------------  -------  --------  -----------  -------------  -------------

Operating expenses                    12,971    8,195      3,081       1,438           (659)        25,026
Depreciation & amortization            1,752      715        107         155             --          2,729
Bad debt expense                          --    2,940         --          --             --          2,940
Interest expense                         488      531         --          32             --          1,051
Interest income                          (34)      (3)        --         (60)            --            (97)
                                -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $      1,312    1,867        836      (1,450)          (133)         2,432
                                =============  =======  ========  ===========  =============  =============

Total assets                    N/A            27,283   N/A           45,076   N/A                  72,359
                                =============  =======  ========  ===========  =============  =============

1999
External revenue                $     15,025    9,405      2,834         142             --         27,406
Intersegment revenue                      41       --      1,084          --         (1,125)            --
                                -------------  -------  --------  -----------  -------------  -------------
Total revenue                         15,066    9,405      3,918         142         (1,125)        27,406
                                -------------  -------  --------  -----------  -------------  -------------

Operating expenses                    11,425    6,079      3,104       1,326           (951)        20,983
Depreciation & amortization            1,679      575        102         121             --          2,477
Bad debt expense                          --    1,539         --          --             --          1,539
Interest expense                         530      535         --          34             --          1,099
Interest income                          (38)      (4)        --         (35)            --            (77)
Income tax benefit                        --      (96)        --          --             --            (96)
                                -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $      1,470      777        712      (1,304)          (174)         1,481
                                =============  =======  ========  ===========  =============  =============

Total assets                    N/A            18,486   N/A           43,166   N/A                  61,652
                                =============  =======  ========  ===========  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's Air Medical Services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy Air's operations, the successful integration of ARCH, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.


RESULTS  OF  OPERATIONS

The Company reported net income of $2,015,000 and $2,432,000 for the three and six months ended June 30, 2000, respectively, compared to net income of $879,000 and $1,481,000 for the three and six months ended June 30, 1999, respectively. The improvement in operating results in 2000 is attributable to strong flight volume for Air Medical Services and Mercy Air, the acquisition of ARCH, and increased external revenue from Products Division.

Flight revenue increased $4,913,000, or 39.6%, and $6,416,000, or 27.0%, for the three and six months ended June 30, 2000, respectively, compared to 1999. Flight revenue for the Air Medical Services Division increased 9.4% and 9.8% for the three and six months ended June 30, 2000, primarily due to revenue of $416,000 and $954,000, respectively, from 3 new contracts added since June 30, 1999, and to annual price increases in contracts with hospital clients. Flight volume for continuing contracts also increased 9.3% and 10.6% in the three- and six-month periods of 2000. Flight revenue for Mercy Air increased 88.5% and 56.2% in the three and six months ended June 30, 2000, respectively, compared to 1999, primarily due to the acquisition of ARCH in April 2000. Flight revenue for ARCH from the acquisition date through June 30, 2000, totaled $3,096,000. Absent the impact of the ARCH acquisition, flight revenue for Mercy Air increased 23.3% and 21.0% for the quarter and six months, respectively, due almost entirely to increased transport volume during 2000.

Sales of medical interiors and products increased $462,000, or 35.8%, and $401,000, or 14.2%, for the three and six months ended June 30, 2000.
Significant projects in 2000 included continued manufacture of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force. During the second quarter of 2000, the Company also began manufacture of medical interiors or multi-functional interior components for six commercial customers. Revenue by product line for the quarter and six months ended June 30, 2000, respectively, was as follows:
-   $757,000 and $2,008,000 - design and manufacture of multi-mission interiors
- $622,000 and $622,000 - manufacture and installation of modular, multi-functional interiors
-   $374,000 and $598,000 - design and manufacture of other aerospace products

Significant projects in 1999 included design work on SCITS and the manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. Revenue by product line for the quarter and six months ended June 30, 1999, respectively, was as follows:
- $890,000 and $2,038,000 - manufacture and installation of modular, multi-functional interiors
-   $401,000 and $789,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased by 15.8% and 7.9% for the three and six months ended June 30, 2000, as compared to the previous year, reflecting the increase in volume of sales offset in part by lower unit costs due to the maturity of product lines currently being manufactured.

Parts and maintenance sales and services decreased 5.6% and 24.8% for the quarter and six months ended June 30, 2000, respectively, compared to the prior year, due to a decrease in volume of sales. Parts sales in the first quarter of 1999 included $90,000 for the sale of a single aircraft part to a customer. Cost of parts and maintenance sales and services for the quarter and six months also decreased accordingly.

Other revenue increased 169.2% and 61.3% for the three and six months ended June 30, 2000, respectively, compared to 1999. The Company holds a 50% interest in a joint venture to provide air ambulance services in the Santa Barbara region of California. Under the agreement, Mercy Air provides medical staffing, dispatch, marketing, and medical billing and collection functions. The Company also holds a 50% interest in a joint venture to provide management services for a ground ambulance operation in New York. In 2000 other revenue consisted primarily of earnings from these joint ventures. In 1999 other revenue consisted of international franchise revenue, which ceased in late 1999.

Flight center costs, consisting primarily of pilot and mechanics salaries and fringe benefits, increased 40.4% and 29.8% for the three and six months ended June 30, 2000, respectively, compared to 1999. Flight center costs for the Air Medical Services Division increased 13.7% and 18.6% for the three and six months, respectively, primarily due to the addition of 3 new hospital contracts and increases in salaries for merit pay raises. The Company also increased matching and supplemental contributions to the employee defined contribution retirement plan in July 1999 and again in January 2000. Flight center costs for Mercy Air increased 91.2% and 49.8% in the three and six months ended June 30, 2000. Flight center costs related to ARCH from the acquisition date through June 30, 2000, totaled $819,000. Without the effect of the ARCH acquisition, Mercy Air's flight center costs increased 27.5% and 18.8% for the three and six months ended June 30, 2000, respectively, due to the addition of personnel to staff two new base locations opened during the second quarter, merit pay raises, and changes to retirement plan contributions.

Aircraft operating expenses increased by 21.0% and 13.3% for the three and six months ended June 30, 2000, respectively, in comparison to the three and six months ended June 30, 1999. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 10 aircraft to its fleet since June 30, 1999, including 5 helicopters and 2 fixed wing aircraft added as a result of the ARCH acquisition. Excluding the ARCH aircraft, aircraft operating expenses increased 8.7% and 6.9% in the three and six months ended June 30, 2000, reflecting increases in the size of the fleet and flight volume.

Aircraft rental expense increased 78.6% and 33.3% for the three and six months ended June 30, 2000, respectively, in comparison to the three and six months ended June 30, 1999. Lease expense for ARCH aircraft from the acquisition date through June 30, 2000, totaled $179,000. Lease expense related to the other new aircraft totaled $136,000 and $252,000 for the three- and six-month periods of 2000, respectively. The impact of adding new aircraft was offset in part during the six-month period by the refinance of one helicopter lease and expiration of two other lease agreements during 1999.

Depreciation and amortization expense increased 7.5% and 10.2% for the three and six months ended June 30, 2000, respectively, reflecting the addition of a Bell 222 helicopter to Mercy Air's fleet and two Bell 407 autopilots, as well as new medical interiors, to the Air Medical Services Division's fleet of owned aircraft.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increases of 104.1% and 91.0% for the three and six months ended June 30, 2000, respectively, compared to 1999 reflect the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $1,177,000 in the second quarter. Bad debt expense related to Mercy Air's California and Nevada operations increased 14.6% for the six months ended June 30, 2000, due to the increase in flight volume. In the second quarter of 2000 bad debt expense for Mercy Air's operations decreased 16.3% as improved collection rates offset the increase in flight volume.

The increases in general and administrative expenses for the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999, reflect the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 17.2% and 14.8% for the three and six months, respectively. This increase is primarily due to merit pay salary increases and changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

Interest expense decreased 3.8% and 4.4% for the three and six months ended June 30, 2000, respectively, due to regular payments made on outstanding notes.

In the second quarter 1999, the Company recorded an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy Air's trade receivables from cash to accrual basis when the Company acquired Mercy Air in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period losses.


FINANCIAL  CONDITION

Net working capital increased from $4,621,000 at December 31, 1999, to $7,172,000 at June 30, 2000, primarily due to an increase in receivables resulting from the ARCH acquisition and increased revenue for all three operating segments. Cash and cash equivalents increased $1,068,000 from $2,242,000 to $3,310,000 over the same period, due to cash generated by operations and proceeds from the issuance of three notes, offset by the purchase of ARCH assets.

Cash generated by operations increased to $3,460,000 in 2000 from $2,089,000 in 1999. The increase is primarily due to the Company's improved profitability as discussed above in "Results of Operations."

Cash used for investing activities totaled $4,340,000 in 2000, compared to $1,669,000 in 1999. The increase was driven primarily by the purchase of ARCH assets. Other significant equipment acquisitions included a Bell 222 helicopter for Mercy Air's fleet.

Financing activities generated $1,948,000 in cash in 2000, compared to using $1,010,000 in 1999. Uses of cash in both years consisted of regular payments for long-term debt and capital lease obligations and purchases of common stock into treasury. In 2000 these payments were offset by proceeds from new note agreements. In February 2000 the Company entered into a $1.1 million note payable to a company with interest at 8.99% to finance the acquisition of the Bell 222 helicopter which collateralizes the note. In March 2000 the Company entered into a $900,000 note payable to a company with interest at 8.67% to finance the acquisition of the assets of Area Rescue Consortium of Hospitals. The note is collateralized by a Bell 222 helicopter. In April 2000 the Company entered into a $1,350,000 note payable to a bank related to the ARCH acquisition, with interest at 8.01%. The note is collateralized by two buildings and various equipment.


OUTLOOK  2000

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

In the first quarter of 2000, the Air Medical Services Division extended an operating agreement due for renewal for an additional 2 years. In the second quarter the division deployed a Bell 206 helicopter to expand operations under its contract in St. Paul, Minnesota. The Company expects to expand services under another contract in August 2000 with the deployment of an additional aircraft. At the end of July 2000, the Company will discontinue services to one hospital customer which did not renew its operating agreement with the Company. One other contract is due for renewal in 2000. Flight activity for continuing hospital contracts is expected to remain consistent with historical levels during the remainder of 2000.

Mercy  Air  Service

On April 25, 2000, Mercy Air acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals. ARCH, a wholly owned subsidiary of Mercy Air, will operate as an independent provider of air medical transportation services. Also in the second quarter, Mercy Air began operations at a second base in southern Nevada. In July 2000
Mercy Air acquired an air medical service program in Cape Girardeau, Missouri. The program will be operated within ARCH, using a Eurocopter BO-105 helicopter.

The Company expects flight volume for Mercy Air's and ARCH's operations to be consistent with historical levels during the remainder of 2000, with increases for the new locations.

Products  Division

In early July 2000, the Company completed production of six UH-60Q Multi-Mission Medevac Systems. The current contract for the UH-60Q program includes an option for five additional units which has not yet been exercised. The Army Program Objective Memorandum (POM) includes funding for 357 units in total over the next 10 to 20 years. There can be no assurance that the current contract option will be exercised or orders for additional units will be received in 2000 or in future periods.

The testing and evaluation phase of the SCITS program for the U.S. Air Force is expected to be completed in the third quarter of 2000. The Company expects to manufacture ten units for operational evaluation during the last half of 2000, with operational testing to be completed during the first half 2001. Food and Drug Administration (FDA) approval, which will allow the division to market the unit in the commercial market, is expected to be received in the third quarter of 2000. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 2000 or in future periods.

During the second quarter, the Products Division was awarded four new contracts valued at approximately $1,500,000. The contracts provide for manufacturing and installation of medical interior systems for four separate helicopters: two MD 902s, a Bell 412, and a Bell 407. Delivery of all four systems is anticipated by the end of the third quarter.


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

- Flight volume - All of Mercy Air's revenue and approximately 30% of the Air Medical Services Division's revenue is dependent upon flight volume. Approximately 22% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of helicopters and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions, especially in southern California and Missouri where Mercy Air's operations are concentrated, could have an adverse impact on the Company's operating results. In southern California and the St. Louis region, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower operating revenue for Mercy Air during these months. Flight volume for Mercy Air's operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Collection rates - Mercy Air invoices patients and their insurers directly for services rendered, and the level of bad debt expense is driven by collection rates on these accounts. Collectibility is primarily dependent upon the health of the U.S. economy, especially in southern California and the St. Louis region. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of June 30, 2000.

                         PART  II:  OTHER  INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

          Not  Applicable

ITEM 2.   CHANGES  IN  SECURITIES

          Not  Applicable

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  Applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2000 Annual Meeting of Stockholders was held on June 13, 2000. At the meeting, Messrs. Ralph J. Bernstein and Lowell D. Miller, Ph.D., were elected to Class III directorships. Voting results were as follows:

                                                       Total Vote
                                   Total Vote For     Withheld From
                                   Each  Director     Each Director
                                   --------------     -------------

          Ralph  J.  Bernstein        6,404,543         1,043,257
          Lowell D. Miller, Ph.D.     6,404,543         1,043,257

          The stockholders also approved an amendment to the Company's Employee Stock Option Plan to increase the number of shares of common stock available for issue from 2,500,000 to 3,500,000. Voting results were as follows:

                  For         Against      Abstain
                  ---         -------      -------
               2,421,924     1,514,191     141,446


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


                                    AIR  METHODS  CORPORATION



Date:  August 7, 2000               By  \s\  Aaron  D.  Todd
                                      ------------------------------------------
                                      On behalf of the Company, and as
                                      Principal Financial and Accounting Officer