Form 10-Q
period 2000-09-30
AIR METHODS CORP
filed 2000-11-13
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q



(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September  30,  2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------


                         Commission file number  0-16079
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


The number of shares of Common Stock, par value $.06, outstanding as of October 27, 2000, was 8,373,766.

                                          TABLE OF CONTENTS


PART  I.  FINANCIAL  INFORMATION
          Item  1.     Consolidated  Financial  Statements

                       Consolidated Balance Sheets - September 30, 2000 and
                          December 31, 1999                                                     1


                       Consolidated Statements of Operations for the three and nine months
                          ended  September  30,  2000  and  1999                                3

                       Consolidated Statements of Cash Flows for the nine months ended
                          September  30,  2000  and  1999                                       4

                       Notes  to  Consolidated  Financial  Statements                           6

     Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results  of  Operations                                           9

     Item  3.          Quantitative and Qualitative  Disclosures  about Market Risk            14


PART II.  OTHER  INFORMATION

          Item  1.     Legal  Proceedings                                                      15

          Item  2.     Changes  in  Securities                                                 15

          Item  3.     Defaults  upon  Senior  Securities                                      15

          Item  4.     Submission  of  Matters  to  a Vote of Security Holders                 15

          Item  5.     Other  Information                                                      15

          Item  6.     Exhibits  and  Reports  on  Form  8-K                                   15


SIGNATURES                                                                                     16



                                  PART I: FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                              AIR METHODS CORPORATION AND SUBSIDIARY

                                   CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                   ---------------  -------------
Assets                                                               (unaudited)
------
Current assets:
   Cash and cash equivalents                                       $        2,498          2,242
   Current installments of notes receivable                                    81             74
   Receivables:
      Trade                                                                16,256          8,603
      Less allowance for doubtful accounts                                 (3,966)        (1,210)
                                                                   ---------------  -------------
                                                                           12,290          7,393

      Insurance proceeds                                                      259            220
      Other                                                                   594            798
                                                                   ---------------  -------------
                                                                           13,143          8,411
                                                                   ---------------  -------------

   Inventories                                                              3,155          2,504
   Work-in-process on medical interiors and products contracts                464            172
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                   225            772
   Prepaid expenses and other                                                 989          1,019
                                                                   ---------------  -------------

            Total current assets                                           20,555         15,194
                                                                   ---------------  -------------

Equipment and leasehold improvements:
   Flight and ground support equipment                                     67,180         61,356
   Furniture and office equipment                                           5,384          3,641
                                                                   ---------------  -------------
                                                                           72,564         64,997
   Less accumulated depreciation and amortization                         (24,776)       (21,289)
                                                                   ---------------  -------------

            Net equipment and leasehold improvements                       47,788         43,708
                                                                   ---------------  -------------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $889 and $810 at September 30,
   2000 and December 31, 1999, respectively                                 1,882          1,637
Notes receivable, less current installments                                   473            534
Other assets, net of accumulated amortization of $1,601 and
   $1,256 at September 30, 2000 and December 31, 1999,
   respectively                                                             1,796          1,643
                                                                   ---------------  -------------

            Total assets                                           $       72,494         62,716
                                                                   ===============  =============


                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                              AIR METHODS CORPORATION AND SUBSIDIARY


                              CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2000            1999
                                                                   ---------------  -------------
Liabilities and Stockholders' Equity                                 (unaudited)
------------------------------------
Current liabilities:
   Notes payable                                                   $           --            700
   Current installments of long-term debt                                   3,468          3,073
   Current installments of obligations under capital leases                   326            424
   Accounts payable                                                         1,779          1,378
   Accrued overhaul and parts replacement costs                             3,962          2,114
   Deferred revenue                                                           844            972
   Deferred income taxes                                                      209            231
   Other accrued liabilities                                                1,656          1,681
                                                                   ---------------  -------------

            Total current liabilities                                      12,244         10,573

Long-term debt, less current installments                                  18,435         17,757
Obligations under capital leases, less current installments                 3,309          1,931
Accrued overhaul and parts replacement costs                                7,628          6,301
Deferred income taxes                                                          --            132
Other liabilities                                                           1,319            882
                                                                   ---------------  -------------

            Total liabilities                                              42,935         37,576

Stockholders' equity (note 4):
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
      none issued                                                              --             --
   Common stock, $.06 par value. Authorized 16,000,000 shares;
      issued 9,039,515 and 8,378,843 shares at September 30, 2000
      and December 31, 1999                                                   542            503
   Additional paid-in capital                                              50,128         50,002
   Accumulated deficit                                                    (21,072)       (25,357)
   Treasury stock, 655,749 and 127,822 common shares at
      September 30, 2000 and December 31, 1999,
      respectively                                                            (39)            (8)
                                                                   ---------------  -------------

            Total stockholders' equity                                     29,559         25,140

                                                                   ---------------  -------------
            Total liabilities and stockholders' equity             $       72,494         62,716
                                                                   ===============  =============


See  accompanying  notes  to  consolidated  financial  statements.

                                AIR METHODS CORPORATION AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                             (UNAUDITED)

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                      -----------------------  ----------------------
                                                         2000         1999        2000        1999
                                                      -----------  ----------  ----------  ----------
Revenue:
   Flight revenue                                     $   19,419      13,571      49,581      37,317
   Sales of medical interiors and products                 1,855         790       5,083       3,617
   Parts and maintenance sales and services                  253         533         823       1,291
   Gain on disposition of assets, net                        342          --         343          --
   Other                                                      27          77         147         152
                                                      -----------  ----------  ----------  ----------
                                                          21,896      14,971      55,977      42,377
                                                      -----------  ----------  ----------  ----------
Operating expenses:
   Flight centers                                          6,355       4,229      16,314      11,903
   Aircraft operations                                     5,174       3,276      12,554       9,790
   Aircraft rental                                           877         495       2,163       1,460
   Medical interiors and products sold                     1,338         738       3,565       2,802
   Cost of parts and maintenance sales and services          222         404         707       1,037
   Depreciation and amortization                           1,377       1,327       4,106       3,804
   Bad debt expense                                        2,237       1,173       5,177       2,712
   Loss on disposition of assets, net                         --          --          --          62
   General and administrative                              1,969       1,545       5,694       4,644
                                                      -----------  ----------  ----------  ----------
                                                          19,549      13,187      50,280      38,214
                                                      -----------  ----------  ----------  ----------

            Operating income                               2,347       1,784       5,697       4,163

Other income (expense):
   Interest expense                                         (560)       (524)     (1,611)     (1,623)
   Interest and dividend income                               49          35         146         112
   Other, net                                                 17          15          53          43
                                                      -----------  ----------  ----------  ----------

Income before income taxes                                 1,853       1,310       4,285       2,695

Income tax benefit                                            --          --          --          96
                                                      -----------  ----------  ----------  ----------

            Net income                                $    1,853       1,310       4,285       2,791
                                                      ===========  ==========  ==========  ==========

Basic income per common share                         $      .22         .16         .52         .34
                                                      ===========  ==========  ==========  ==========

Diluted income per common share                       $      .22         .16         .50         .34
                                                      ===========  ==========  ==========  ==========

Weighted average number of common shares outstanding
- basic                                                8,367,698   8,203,070   8,319,778   8,216,515
                                                      ===========  ==========  ==========  ==========

Weighted average number of common shares outstanding
- diluted                                              8,580,505   8,223,247   8,565,682   8,229,479
                                                      ===========  ==========  ==========  ==========


See accompanying notes to consolidated financial statements.



                                  AIR METHODS CORPORATION AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (AMOUNTS IN THOUSANDS)
                                               (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                         2000      1999
                                                                                ----------------  -------------
Cash flows from operating activities:
   Net income                                                                          $  4,285    2,791
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                               4,106    3,804
      Vesting of common stock options issued for services                                    46       45
      Bad debt expense                                                                    5,177    2,712
      Loss (gain) on retirement and sale of equipment, net                                 (343)      62
      Changes in assets and liabilities:
         Decrease (increase) in prepaid expenses and other current assets                    63      (35)
         Increase in receivables                                                         (9,909)  (4,623)
         Decrease (increase) in parts inventories                                            83     (216)
         Decrease (increase) in work-in-process on medical interiors and costs in
            excess of billings                                                              255     (319)
         Increase in accounts payable, other accrued liabilities, and deferred income
            taxes                                                                           106      330
         Increase in deferred revenue and other liabilities                                 309      497
         Increase in accrued overhaul and parts replacement costs                           709      313
                                                                                       ---------  -------
                Net cash provided by operating activities                                 4,887    5,361
                                                                                       ---------  -------

Cash flows from investing activities:
   Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
   Aviation LLC:
      Inventory                                                                            (734)      --
      Equipment and leasehold improvements                                              (12,349)      --
      Liabilities assumed                                                                   116       --
   Acquisition of equipment and leasehold improvements                                   (3,432)  (2,500)
   Proceeds from retirement and sale of equipment                                        12,396       --
   Increase in notes receivable and other assets                                           (768)    (813)
                                                                                       ---------  -------
                Net cash used by investing activities                                    (4,771)  (3,313)
                                                                                       ---------  -------


                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                     AIR METHODS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                                2000            1999
                                                           --------------  ---------------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net             $       2,295               --
   Payments for purchases of common stock                         (2,207)             (73)
   Net payments under short-term notes payable                      (700)            (425)
   Proceeds from issuance of debt                                  3,773            1,150
   Payments of long-term debt                                     (2,733)          (2,094)
   Payments of capital lease obligations                            (288)            (459)
                                                           --------------  ---------------
         Net cash provided (used) by financing activities            140           (1,901)
                                                           --------------  ---------------
Increase in cash and cash equivalents                                256              147

Cash and cash equivalents at beginning of period                   2,242            2,407
                                                           --------------  ---------------

Cash and cash equivalents at end of period                 $       2,498            2,554
                                                           ==============  ===============

Non-cash  investing  and  financing  activities:

In the nine months ended September 30, 2000, the Company assumed a capital lease obligation of $1,568 to finance the buyout of a helicopter. The Company also issued notes payable of $33 to finance insurance policies.

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

(2)  ACQUISITION
     -----------

On April 25, 2000, Mercy Air Service, Inc. (Mercy Air), a wholly owned subsidiary of the Company, acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals, a Missouri non-profit organization, for $11,268,000. The newly formed company, ARCH Air Medical Service, Inc. (ARCH), provides air medical transportation services as a Missouri corporation and wholly owned subsidiary of Mercy Air. The purchase agreement includes a provision under which the sellers will receive 50% of all collections greater than 50% of standard billing rates for transports older than six months, up to a maximum of $1,500,000. Also on April 25, 2000, ARCH acquired two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC, a Missouri limited liability company, for $1,699,000. Funding for the acquisitions was provided primarily by the sale of five helicopters and two fixed wing aircraft to a leasing company for $10,600,000. The aircraft have been leased back under an operating lease with monthly lease payments due over ten years. ARCH also entered into a $1,350,000 note payable to a bank with interest at 8.01% and monthly principal and interest payments over seven years. The remainder of the purchase price was funded from Company treasuries. The allocation of the purchase price was as follows (amounts in thousands):

           Assets purchased:
              Aircraft            $10,600
              Equipment             1,749
              Inventory               734
                                   13,083
                                  --------
          Liabilities assumed        (116)
          Purchase price           12,967
                                  ========


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

                                                                        2000       1999
                                                                     ---------  ---------
FOR QUARTER ENDED SEPTEMBER 30:
   Weighted average number of common shares outstanding - basic      8,367,698  8,203,070
   Dilutive effect of:
      Common stock options                                             188,293     20,177
      Common stock warrants                                             24,514         --
                                                                     ---------  ---------
   Weighted average number of common shares outstanding - diluted    8,580,505  8,223,247
                                                                     =========  =========

     --------------------------------

                                                                        2000       1999
                                                                     ---------  ---------
FOR NINE MONTHS ENDED SEPTEMBER 30:
   Weighted average number of common shares outstanding - basic      8,319,778  8,216,515
   Dilutive effect of:
      Common stock options                                             217,561     12,964
      Common stock warrants                                             28,343         --
                                                                     ---------  ---------
   Weighted average number of common shares outstanding - diluted    8,565,682  8,229,479
                                                                     =========  =========

     Common stock options totaling 103,265 and 2,024,843 and common stock warrants of -0- and 275,000 were not included in the diluted income per share calculation for the quarters ended September 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive. Common stock options totaling 18,265 and 2,066,365 and common stock warrants of -0- and 275,000 were not included in the diluted income per share calculation for the nine months ended September 30, 2000 and 1999, respectively, because their effect would have been anti-dilutive.

(4)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in the stockholders' equity for the nine months ended September 30, 2000, consisted of the following (amounts in thousands except share amounts):

                                                               Shares
                                                            Outstanding    Amount
                                                            ------------  --------
Balances at January 1, 2000                                   8,251,021   $25,140

Issuance of common shares for options & warrants exercised      660,672     2,295
Vesting of common stock options for services rendered                --        46
Purchase of treasury shares                                    (527,927)   (2,207)
Net income                                                           --     4,285
                                                            ------------  --------

Balances at September 30, 2000                                8,383,766   $29,559
                                                            ============  ========

     As of September 30, 2000, the Company's total accumulated deficit was $21,072,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

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

- Mercy Air - provides air medical transportation services to the general population as an independent community-based service in southern California and Nevada and in Missouri and Illinois through its wholly owned subsidiary ARCH. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers.

                                         Air
                                       Medical     Mercy
                                       Services     Air     Products   Corporate   Intersegment
FOR QUARTER ENDED SEPTEMBER 30:        Division   Service   Division  Activities   Eliminations   Consolidated
------------------------------------  ----------  --------  --------  -----------  -------------  -------------
2000
External revenue                      $   8,941    11,068      1,858          29             --         21,896
Intersegment revenue                         19        --        455          --           (474)            --
                                      ----------  --------  --------  -----------  -------------  -------------
Total revenue                             8,960    11,068      2,313          29           (474)        21,896
                                      ----------  --------  --------  -----------  -------------  -------------

Operating expenses                        7,006     6,835      1,789         684           (396)        15,918
Depreciation & amortization                 795       451         52          79             --          1,377
Bad debt expense                             --     2,237         --          --             --          2,237
Interest expense                            248       300         --          12             --            560
Interest income                             (17)       (1)        --         (31)            --            (49)
                                      ----------  --------  --------  -----------  -------------  -------------
Segment net income (loss)             $     928     1,246        472        (715)           (78)         1,853
                                      ==========  ========  ========  ===========  =============  =============

Total assets                          N/A          27,811   N/A           44,683   N/A                  72,494
                                      ==========  ========  ========  ===========  =============  =============

1999
External revenue                      $   8,242     5,909        794          26             --         14,971
Intersegment revenue                         --        --        907          --           (907)            --
                                      ----------  --------  --------  -----------  -------------  -------------
Total revenue                             8,242     5,909      1,701          26           (907)        14,971
                                      ----------  --------  --------  -----------  -------------  -------------

Operating expenses                        6,136     3,133      1,550         591           (738)        10,672
Depreciation & amortization                 886       317         25          99             --          1,327
Bad debt expense                             --     1,173         --          --             --          1,173
Interest expense                            262       256         --           6             --            524
Interest income                             (18)       (1)        --         (16)            --            (35)
                                      ----------  --------  --------  -----------  -------------  -------------
Segment net income (loss)             $     976     1,031        126        (654)          (169)         1,310
                                      ==========  ========  ========  ===========  =============  =============

Total assets                          N/A          20,220   N/A           42,974   N/A                  63,194
                                      ==========  ========  ========  ===========  =============  =============

FOR NINE MONTHS ENDED SEPTEMBER 30:
2000
External revenue                      $  25,427    25,313      5,093         144             --         55,977
Intersegment revenue                         22        --      1,244          --         (1,266)            --
                                      ----------  --------  --------  -----------  -------------  -------------
Total revenue                            25,449    25,313      6,337         144         (1,266)        55,977
                                      ----------  --------  --------  -----------  -------------  -------------

Operating expenses                       19,977    15,030      4,870       2,122         (1,055)        40,944
Depreciation & amortization               2,547     1,166        159         234             --          4,106
Bad debt expense                             --     5,177         --          --             --          5,177
Interest expense                            736       831         --          44             --          1,611
Interest income                             (51)       (4)        --         (91)            --           (146)
                                      ----------  --------  --------  -----------  -------------  -------------
Segment net income (loss)             $   2,240     3,113      1,308      (2,165)          (211)         4,285
                                      ==========  ========  ========  ===========  =============  =============

Total assets                          N/A          27,811   N/A           44,683   N/A                  72,494
                                      ==========  ========  ========  ===========  =============  =============

1999
External revenue                      $  23,267    15,314      3,628         168             --         42,377
Intersegment revenue                         41        --      1,991          --         (2,032)            --
                                      ----------  --------  --------  -----------  -------------  -------------
Total revenue                            23,308    15,314      5,619         168         (2,032)        42,377
                                      ----------  --------  --------  -----------  -------------  -------------

Operating expenses                       17,561     9,212      4,654       1,917         (1,689)        31,655
Depreciation & amortization               2,565       892        127         220             --          3,804
Bad debt expense                             --     2,712         --          --             --          2,712
Interest expense                            792       791         --          40             --          1,623
Interest income                             (56)       (5)        --         (51)            --           (112)
Income tax benefit                           --       (96)        --          --             --            (96)
                                      ----------  --------  --------  -----------  -------------  -------------
Segment net income (loss)             $   2,446     1,808        838      (1,958)          (343)         2,791
                                      ==========  ========  ========  ===========  =============  =============

Total assets                          N/A          20,220   N/A           42,974   N/A                  63,194
                                      ==========  ========  ========  ===========  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's air medical transportation services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy Air's operations, the successful integration of ARCH, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.


RESULTS  OF  OPERATIONS

The Company reported net income of $1,853,000 and $4,285,000 for the three and nine months ended September 30, 2000, respectively, compared to net income of $1,310,000 and $2,791,000 for the three and nine months ended September 30, 1999, respectively. The improvement in operating results in 2000 is attributable to strong flight volume for Air Medical Services and Mercy Air, the acquisition of ARCH, and increased revenue from Products Division.

Flight  revenue  increased  $5,848,000, or 43.1%, and $12,264,000, or 32.9%, for
the three and nine months ended September 30, 2000, respectively, compared to 1999. Flight revenue for the Air Medical Services Division increased 6.9% and 8.8% for the three and nine months ended September 30, 2000, primarily due to revenue of $457,000 and $1,413,000, respectively, from 3 new contracts added during or after the third quarter of 1999. Flight volume for continuing contracts also increased 11.9% and 12.1% in the three- and nine-month periods of 2000. Flight revenue for Mercy Air increased 96.0% and 71.6% in the three and nine months ended September 30, 2000, respectively, compared to 1999, primarily due to the acquisition of ARCH in April 2000. Flight revenue for ARCH totaled $4,811,000 for the third quarter of 2000 and $7,907,000 from the acquisition date through September 30, 2000. Absent the impact of the ARCH acquisition, flight revenue for Mercy Air increased 8.8% and 16.3% for the quarter and nine months, respectively, due to revenue of $485,000 and $663,000, respectively, from 2 new locations opened in 2000 and to increased transport volume during 2000.

Sales of medical interiors and products increased $1,065,000, or 134.8%, and $1,466,000, or 40.5%, for the three and nine months ended September 30, 2000. Significant projects in 2000 included continued manufacture of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force, as well as manufacture of medical interiors or multi-functional interior components for seven commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2000, respectively, was as follows:
- $1,563,000 and $2,185,000 - manufacture and installation of modular, multi-functional interiors
-    $47,000 and $2,055,000 - design and manufacture of multi-mission interiors
-    $245,000 and $843,000 - design and manufacture of other aerospace products

Significant projects in 1999 included design work on SCITS and the manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. Revenue by product line for the quarter and nine months ended September 30, 1999, respectively, was as follows:
- $291,000 and $2,329,000 - manufacture and installation of modular, multi-functional interiors
-    $112,000  and $112,000 - design and manufacture of multi-mission interiors
- $387,000 and $1,176,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased by 81.3% and 27.2% for the three and nine months ended September 30, 2000, as compared to the previous year, reflecting the increase in volume of sales offset in part by lower unit costs due to the maturity of product lines manufactured in 2000.

Parts and maintenance sales and services decreased 52.5% and 36.3% for the quarter and nine months ended September 30, 2000, respectively, compared to the prior year, due to a decrease in volume of sales. Parts sales to the Company's Brazilian franchisee also decreased by approximately $144,000 for the nine months ended September 30, 2000, compared to 1999, due to the financial condition of the franchisee. Cost of parts and maintenance sales and services for the quarter and nine months also decreased accordingly.

In the quarter ended September 30, 2000, the Company recognized net gains totaling $342,000 on the disposition of assets, including $330,000 from an insurance settlement for one of the Company's helicopters damaged in an accident.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 50.3% and 37.1% for the three and nine months ended September 30, 2000, respectively, compared to 1999. Flight center costs for the Air Medical Services Division increased 15.3% and 17.4% for the three and nine months, respectively, primarily due to the addition of 3 new hospital contracts and increases in salaries for merit pay raises. The Company also increased matching and supplemental contributions to the employee defined contribution retirement plan in July 1999 and again in January 2000. Flight center costs for Mercy Air increased 117.8% and 74.0% in the three and nine months ended September 30, 2000. Flight center costs related to ARCH totaled $1,482,000 for the third quarter and $2,301,000 from the acquisition date through September 30, 2000. Without the effect of the ARCH acquisition, Mercy Air's flight center costs increased 16.1% and 17.9% for the three and nine months ended September 30, 2000, respectively, due to the addition of personnel to staff two new base locations opened during the second quarter, merit pay raises, and changes to retirement plan contributions.

Aircraft operating expenses increased by 57.9% and 28.2% for the three and nine months ended September 30, 2000, respectively, in comparison to the three and nine months ended September 30, 1999. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The Company has added 13 aircraft to its fleet since September 30, 1999, including 5 helicopters and 2 fixed wing aircraft added as a result of the ARCH acquisition. Excluding the effect of the ARCH fleet, aircraft operating expenses increased 30.2% and 14.7% in the three and nine months ended September 30, 2000. Aircraft maintenance costs increased due to additions to the fleet and to growth in flight volume, as well as to the expiration of the warranty period for most of the Company's Bell 407 helicopters and to increased expenditures for on-condition aircraft parts. In addition, the Company's hull and liability insurance rates increased approximately 20% effective July 1, 2000, due to generally hardening insurance market conditions.

Aircraft rental expense increased 77.2% and 48.2% for the three and nine months ended September 30, 2000, respectively, in comparison to the three and nine months ended September 30, 1999. Lease expense for ARCH aircraft totaled $277,000 for the third quarter and $456,000 from the acquisition date through September 30, 2000. Lease expense related to four other new aircraft totaled $160,000 and $427,000 for the three- and nine-month periods of 2000, respectively. The impact of adding new aircraft was offset in part during the periods by the refinance of two helicopter leases and expiration of two other lease agreements during 1999.

Depreciation and amortization expense increased 3.8% and 7.9% for the three and nine months ended September 30, 2000, respectively, reflecting the addition of ARCH's buildings and equipment, a Bell 222 helicopter to Mercy Air's fleet, and one Bell 407 autopilot, as well as new medical interiors, to the Air Medical Services Division's fleet of owned aircraft.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increases of 90.7% and 90.9% for the three and nine months ended September 30, 2000, respectively, compared to 1999 reflect the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $1,063,000 in the third quarter and $2,240,000 from the acquisition date through September 30, 2000. Bad debt expense related to Mercy Air's California and Nevada operations increased 8.3% for the nine months ended September 30, 2000, due to the increase in flight volume. In the third quarter of 2000 bad debt expense for Mercy Air's operations remained unchanged as improved collection rates offset the increase in flight volume.

General and administrative expenses increased 27.4% and 22.6% for the three and nine months ended September 30, 2000, compared to the three and nine months ended September 30, 1999, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 8.2% and 12.7% for the three and nine months, respectively. This increase is primarily due to merit pay salary increases and changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

In the nine months ended September 30, 1999, the Company recorded an income tax benefit of $96,000 from the recognition of a portion of its deferred tax asset as a result of current period taxable losses. A deferred tax liability was generated by a change in tax accounting method for Mercy Air's trade receivables from cash to accrual basis when the Company acquired Mercy Air in 1997. The taxable income created by this change was unable to be offset by the Company's net operating loss carryforwards but could be offset by current period losses.


FINANCIAL  CONDITION

Net working capital increased from $4,621,000 at December 31, 1999, to $8,311,000 at September 30, 2000, primarily due to an increase in receivables resulting from the ARCH acquisition and increased revenue for all three operating segments. Cash and cash equivalents increased $256,000 from $2,242,000 to $2,498,000 over the same period, due to cash generated by operations and proceeds from the issuance of five notes, offset by the purchase of ARCH assets.

Cash generated by operations decreased to $4,887,000 in 2000 from $5,361,000 in 1999. The decrease is primarily due to the net increase in trade receivables related to ARCH operations. Collections on receivables for medical services typically lag approximately three to six months from the date of service.

Cash used for investing activities totaled $4,771,000 in 2000, compared to $3,313,000 in 1999. The increase was driven primarily by the purchase of ARCH assets. Other significant equipment acquisitions included a Bell 222 helicopter for Mercy Air's fleet.

Financing activities generated $140,000 in cash in 2000, compared to using $1,901,000 in 1999. Uses of cash in both years consisted of regular payments for long-term debt and capital lease obligations and purchases of common stock into treasury. In 2000 these payments were offset by proceeds from the issuance of common stock and new note agreements. In February 2000 the Company entered into a $1.1 million note payable to a company with interest at 8.99% to finance the acquisition of the Bell 222 helicopter which collateralizes the note. In March 2000 the Company entered into a $900,000 note payable to a company with interest at 8.67% to finance the acquisition of the assets of Area Rescue Consortium of Hospitals. The note is collateralized by a Bell 222 helicopter. In April 2000 the Company entered into a $1,350,000 note payable to a bank related to the ARCH acquisition, with interest at 8.01%. The note is collateralized by two buildings and various equipment. In the third quarter of 2000, the Company entered into two notes payable totaling $423,000 with interest at 10.5% to finance the acquisition of two Bell 407 autopilot installations.


OUTLOOK  FOR  2000

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

In the third quarter of 2000, the Air Medical Services Division extended an operating agreement due for renewal for an additional 5 years. Also in the third quarter the division deployed a Bell 206 helicopter to expand operations under its contract in Salt Lake City, Utah and discontinued services to one hospital customer which did not renew its operating agreement with the Company. No contracts are due for renewal during the fourth quarter of 2000. Flight activity for continuing hospital contracts is expected to remain consistent with historical levels during the remainder of 2000.

Mercy  Air  Service

In July 2000 Mercy Air acquired an air medical service program in Cape Girardeau, Missouri, which is operated within ARCH using a Eurocopter BO-105 helicopter. The Company expects flight volume for Mercy Air's and ARCH's operations to be consistent with historical levels during the remainder of 2000, with increases for the new locations opened during the year.

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

The testing and evaluation phase of the SCITS program for the U.S. Air Force was completed in the third quarter of 2000. Food and Drug Administration (FDA) approval, which allows the division to market the unit in the commercial market, was also received in the third quarter of 2000. The Company expects to begin manufacture of ten units for operational evaluation during the fourth quarter of 2000, with operational testing to be completed during the first half 2001. The long-range Air Force plan includes between 75 and 250 SCITS units over the next 5 years. The production contract for SCITS has not yet been awarded and there is no assurance that the contract will be awarded in 2000 or in future periods.

In the fourth quarter of 2000, the Products Division was awarded four new contracts valued at approximately $3,400,000 to manufacture medical interior systems for three types of aircraft. Work on all four contracts is expected to begin in the fourth quarter of the current year and continue through the second quarter of 2001. Remaining revenue on Products contracts already in process at the end of the third quarter of 2000 is estimated at approximately $2,500,000.


There can be no assurance that the Company will continue to renew operating agreements for the Air Medical Services Division, generate new profitable contracts for the Products Division, expand flight volume for Mercy Air, or successfully integrate the ARCH acquisition. However, based on the anticipated level of flight activity for its hospital customers and Mercy Air and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2000.

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

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company could also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's flight fees billed to its customers are generally limited to changes in the consumer price index.

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


NEW  ACCOUNTING  STANDARDS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B which delayed the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999, and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial condition or results of operations.

In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998, and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Interest rates on these instruments approximate current market rates as of September 30, 2000.

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


                                    AIR  METHODS  CORPORATION



Date:  November 13, 2000            By  \s\   Aaron  D.  Todd
                                      ------------------------------------------
                                      On behalf of the Company, and as Principal
                                      Financial and Accounting Officer