Form 10-K
period 2000-12-31
AIR METHODS CORP
filed 2001-03-30
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES  EXCHANGE  ACT  OF  1934



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal year ended                                    December 31, 2000
                            ----------------------------------------------------
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from               to
                                  ---------------
                       COMMISSION  FILE  NUMBER   0-16079
                                                 ---------

                            AIR  METHODS  CORPORATION
--------------------------------------------------------------------------------
              (Exact  name  of  registrant  as  specified  in  its  charter)

                 DELAWARE                                    84-0915893
----------------------------------------------       ---------------------------
      (State  or  other  jurisdiction  of                (I.R.S.  employer
      incorporation  or  organization)                  identification  no.)

 7301  SOUTH  PEORIA,  ENGLEWOOD,  COLORADO                    80112
----------------------------------------------       ---------------------------
(Address  of  principal  executive  offices)                 (Zip  Code)

REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (303)  792-7400
                                                           ---------------------

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:

                                 Not  Applicable

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:

           COMMON STOCK, $.06 PAR VALUE PER SHARE (THE "COMMON STOCK")
--------------------------------------------------------------------------------
                                (Title of Class)

                               NASDAQ STOCK MARKET
--------------------------------------------------------------------------------
                   (Name of each exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES    X     No
                                                      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 9, 2001, was approximately $26,363,000.(1) The number of outstanding shares of Common Stock as of March 9, 2001, was 8,394,015.


____________________
1 Excludes 1,121,329 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 9, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                      Page
                                                                      ----
                                     PART I
ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .     1
         General . . . . . . . . . . . . . . . . . . . . . . . . . .     1
         Competition . . . . . . . . . . . . . . . . . . . . . . . .     3
         Contracts in Process  . . . . . . . . . . . . . . . . . . .     3
         Employees . . . . . . . . . . . . . . . . . . . . . . . . .     3
         Government Regulation . . . . . . . . . . . . . . . . . . .     4

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .     4
         Facilities  . . . . . . . . . . . . . . . . . . . . . . . .     4
         Equipment and Parts . . . . . . . . . . . . . . . . . . . .     4

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .     6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .     6


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .     7

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .     8

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .     9
         Results of Operations . . . . . . . . . . . . . . . . . . .     9
         Liquidity and Capital Resources . . . . . . . . . . . . . .    12
         Outlook for 2001  . . . . . . . . . . . . . . . . . . . . .    13
         Risk Factors  . . . . . . . . . . . . . . . . . . . . . . .    14
         New Accounting Standards  . . . . . . . . . . . . . . . . .    15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .    16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .    16


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .    17

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .    17

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .    17

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .    17


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K . .  IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-3

                                     PART  I

ITEM  1.  BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation (Air Methods or the Company), was originally incorporated in Colorado in 1982 and now serves as one of the largest providers of air medical emergency transport services and systems throughout North America. As of December 31, 2000, the Company's Air Medical Services Division (hospital-based operations) provided air medical transportation services to hospitals located in 17 states under 24 operating agreements with terms ranging from one to ten years and had transported approximately 177,000 patients. Mercy Air Service, Inc. (Mercy Air), the Company's wholly owned subsidiary, is an independent provider of air medical transportation services in California, Nevada, Missouri, and Illinois (community-based operations). The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

Air  Medical  Services  Division

The Company's Air Medical Services Division provides its hospital clients with helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration (FAA) to transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Air Medical Services Division conducts its operations using predominantly Instrument Flight Rules
(IFR) certified aircraft and IFR-rated pilots. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the division's responsibility. The hospital clients are responsible for providing medical personnel and all medical care. Under the typical operating agreement with a hospital, the division earns approximately 70% of its revenue from a fixed monthly fee and 30% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in hull and liability insurance premiums. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. In 2000 the Air Medical Services Division expanded operations under two operating agreements into St. Cloud, Minnesota, and Orum, Utah, and discontinued services in Grand Junction, Colorado, when the hospital customer chose not to extend its operating agreement with the Company.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is a Customer Service Facility for Bell Helicopter, Inc. (Bell) and an FAA-Certified Repair Station authorized to perform airframe, avionics, and limited engine repair. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates some of its Air Medical Services Division contracts under the service mark AIR LIFE(R) and has successfully defended the service mark against infringement actions in Colorado, California, and Kansas. The air medical transportation industry identifies the service mark with the Company's high quality of customer support and standard of service.

Mercy  Air  Service,  Inc.

In July 1997 the Company acquired Mercy Air which has operated as a community-based provider of air medical transportation services throughout southern California since 1988. Community-based operations include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. Mercy Air operates nine helicopters under both Instrument Flight Rules and Visual Flight Rules in southern California and Las Vegas and is a leading provider of air medical transportation services in Orange, Riverside, San Diego, Kern, San Bernardino, and Los Angeles counties. Although Mercy Air does not contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the greater Los Angeles and San Diego metropolitan areas. Mercy Air provides air medical services in the Santa Barbara region under a joint venture agreement which calls for Mercy Air to provide medical staffing, dispatch, and medical billing and collection and to share equally in the net operating results of the venture with its partner. Revenue from Mercy Air's flight operations consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from Mercy Air's operations to fluctuate accordingly. In 2000 Mercy Air opened operations in Boulder City, Nevada, and added a Bell 222 helicopter at its Rialto, California headquarters primarily to provide organ procurement team and physician transport services.

In April 2000, Mercy Air acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals, a Missouri non-profit organization, for $11,268,000. The newly formed company, ARCH Air Medical Service, Inc. (ARCH), operates as a Missouri corporation and a wholly owned subsidiary of Mercy Air. The purchase price includes a provision under which the sellers will receive 50% of all collections greater than 50% of charges on transports older than six months, up to a maximum of $1,500,000. Also in April 2000, ARCH acquired two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC, for $1,699,000. Area Rescue Consortium of Hospitals has provided air medical transportation services in the St. Louis metropolitan area and surrounding communities since 1987. ARCH will continue air medical transportation operations as a community-based provider. In July 2000 Mercy Air acquired an air medical service program in Cape Girardeau, Missouri, to be operated within ARCH using a Eurocopter BO-105 helicopter.

Products  Division

The Company's Products Division manufactures modular, multi-functional medical interiors; multi-mission interiors; and other aerospace products. The key features of the multi-functional and multi-mission interiors are flexibility of configuration for multiple transport needs and simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the division to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals (PMA's). During 2000, the division was awarded two certifications from the International Organization for Standardization:
ISO9001: 1994 (Quality Systems) and EN46001 (Medical Devices). ISO9001 is a general quality management standard while the other certification relates to specific standards for the Medical Device industry.

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

In 2000 the Products Division completed the manufacture of six Multi-Mission Medevac Systems for the UH-60Q helicopter for the U.S. Army. The division completed the testing and evaluation phase of a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force and obtained U.S. Food and Drug

Administration (FDA) approval. The four SCITS test units previously manufactured by the Company were refurbished during late 2000 for use in operational evaluation scheduled for the first half of 2001. During 2000 the division installed components of its multi-functional or multi-mission interiors for nine commercial customers, in addition to completing three medical interiors, four autopilot installations, and various other projects for the Air Medical Services Division.

COMPETITION

Competition in the air medical transportation industry comes primarily from four national operators: Corporate Jets, Inc.; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. Mercy Air also faces competition from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft offered. Price is a significant element of competition as many healthcare organizations continue to move toward consolidation and strict cost containment, reflecting uncertainty concerning the future structure of healthcare providers and reimbursement. The Company believes that its competitive strengths center on the quality of its customer service and the medical capability of the aircraft it deploys.

The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features, performance, price, and weight. The Company believes that it has demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS  IN  PROCESS

As of December 31, 2000, the Company was continuing the production of SCITS operational test units and multifunctional interiors for five commercial customers. These projects are scheduled for delivery in the first and second quarters of 2001, with remaining revenue estimated at $3 million. As of December 31, 1999, the portion of medical interiors and other products in process to be completed was $2.9 million.

EMPLOYEES

As of December 31, 2000, the Company retained 514 full time and 91 part time employees, comprised of 190 pilots; 169 aviation machinists, airframe and powerplant ("A&P") engineers and other manufacturing/maintenance positions; 132 flight nurses and paramedics; and 114 business and administrative personnel. The Company's pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and Pediatric Advanced Life Support certifications.

The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company provides salary and benefits packages competitive with those offered by other providers of air medical services based on the individual qualifications of employees.

GOVERNMENT  REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by the Company are subject to FAA certification. The Company, Mercy Air, and ARCH each hold a Part 135 Air Carrier Certificate and a Part 145 Repair Station Certificate from the FAA. In addition, the SCITS unit developed by the Products Division is subject to FDA regulation.

ITEM  2.     PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 70,000 square feet of office and hangar space, in metropolitan Denver, Colorado at Centennial Airport. The lease expires in March 2003 and the approximate annual rent is $586,000. Mercy Air's headquarters consist of approximately 19,000 square feet of office and hangar space owned by the Company in Rialto, California. The Company pays minimal rent for the land at the airport where the facilities are located. ARCH's headquarters consist of approximately 11,500 square feet of office and hangar space owned by the Company in St. Louis, Missouri. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT  AND  PARTS

As of December 31, 2000, the Company managed and operated a fleet of 61 aircraft, consisting of 52 helicopters and 9 airplanes, for its Air Medical Services Division and Mercy Air operations. Of these aircraft, the Company owns 25 helicopters and one airplane and leases 19 helicopters and 3 airplanes. The Company operates 8 helicopters and 5 airplanes owned by client hospitals and other third parties in connection with existing air medical contracts. The composition of the Company's owned and leased helicopter and airplane fleet as of December 31, 2000, is as follows:

                           COMPANY OWNED AIRCRAFT (1)

                        (Dollar  amounts  in  thousands)
                        --------------------------------


                                               Total
                                     Total   Net Book
                 Type      Number    Cost      Value
              -----------  -------  -------  ---------
Helicopters:

              Bell 206           5  $ 4,830  $   3,040
              Bell 222          13   25,883     17,525
              Bell 407           2    4,010      3,418
              Bell 412           4   11,801      7,473
              BK 117             1    7,559      4,262
                           -------  -------  ---------
                                25   54,083     35,718
Airplanes:

              Cessna 421B        1      263        114
                           -------  -------  ---------

TOTALS                          26  $54,346    $35,832
                            ======  =========  =======

                                 COMPANY LEASED AIRCRAFT

                              (Dollar amounts in thousands)
                              -----------------------------


                                        Average
                                       Remaining       Total Rents     Remaining
                  Type       Number  Term in Years   Over Lease Life    Payments
              -------------  ------  --------------  ----------------  ----------
Helicopters:

              Bell 222            4               8  $          4,605  $    3,829
              Bell 407            7               8            13,933      11,424
              Bell 412            1               8             2,463       2,073
              BO 105              1              10               654         621
              BK 117              6               9            10,656       9,877
                             ------                  ----------------  ----------
                                 19                            32,311      27,824
Airplanes:

              King Air B100       2               9             1,523       1,409
              Pilatus PC-12       1               8             2,911       2,329
                             ------                  ----------------  ----------
                                                                4,434       3,738
                                                     ----------------  ----------
TOTALS                           22                  $         36,745  $   31,562
                             ======                  ================  ==========

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

 ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II


ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for the Company's common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                  YEAR  ENDED  DECEMBER  31,  2000
                  --------------------------------

          Common Stock                    High         Low
          -------------------------------------------------
          First Quarter . . . . . .  $ 5 3/16       $ 3 1/16
          Second Quarter. . . . . .    4 15/16        3 5/32
          Third Quarter . . . . . .    5              3 3/16
          Fourth Quarter. . . . . .    4 1/4          3 1/4


                     YEAR ENDED DECEMBER 31, 1999
                  --------------------------------

          Common Stock                    High         Low
          -------------------------------------------------
          First Quarter . . . . . .  $ 2 13/16       $ 1 9/16
          Second Quarter. . . . . .    2 3/8           1 1/2
          Third Quarter . . . . . .    3               2 1/8
          Fourth Quarter. . . . . .    3 11/16         2 5/8


As of March 9, 2001, there were approximately 329 holders of record of the Company's common stock. The Company estimates that it has approximately 3,400 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends. Payment of cash dividends is restricted by the Company's line of credit agreements.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following tables present selected consolidated financial information of the Company and its subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue for the year ended 2000 increased in part as a result of the acquisition of ARCH. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in Item 7 of this report.

                             SELECTED  FINANCIAL  DATA  OF  THE  COMPANY
                   (Amounts  in  thousands  except  share  and  per  share  amounts)


                                                                Year Ended December 31,
                                                              -------------------------
                                             2000           1999        1998        1997        1996
                                       -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                 $       75,293      57,258      48,699      38,977      30,257
Operating expenses:
 Operating                                      61,393      45,634      40,242      31,017      25,072
 General and administrative                      7,854       6,508       6,240       4,645       3,825
Other income (expense), net                     (1,889)     (1,926)     (1,960)     (1,619)     (1,052)
                                        ---------------------------------------------------------------
Income before income taxes                       4,157       3,190         257       1,696         308
Income tax benefit                                   -         255           -           -           -
                                        ---------------------------------------------------------------
Net income                              $        4,157       3,445         257       1,696         308
                                        ===============================================================
Basic income per common share           $          .50         .42         .03         .21         .04
                                        ===============================================================
Diluted income per common share         $          .49         .42         .03         .21         .04
                                        ===============================================================
Weighted average number of shares
 of Common Stock outstanding - basic         8,334,445   8,219,601   8,202,668   8,121,395   8,100,545
                                        ===============================================================
Weighted average number of shares
 of Common Stock outstanding - diluted       8,559,389   8,222,187   8,449,904   8,188,547   8,259,154
                                        ===============================================================

                                  As of December 31,
                       ---------------------------------------
                        2000     1999    1998    1997    1996
                       ---------------------------------------
BALANCE SHEET DATA:
Total assets           $75,250  62,716  60,776  59,869  45,389
Long-term liabilities   29,885  27,003  28,140  29,013  19,354
Stockholders' equity    29,416  25,140  21,671  21,213  19,428

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

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2000  compared  to  1999

The Company reported net income of $4,157,000 for the year ended December 31, 2000, compared to $3,445,000 for the year ended December 31, 1999. The improvement in operating results in 2000 is attributable to strong flight volume for Air Medical Services and Mercy Air, the acquisition of ARCH, and increased revenue from the Products Division.

Flight revenue increased $16,404,000, or 32.4%, from $50,577,000 for the year ended December 31, 1999, to $66,981,000 for the year ended December 31, 2000.
Flight revenue for Mercy Air increased 74.6% for the year ended December 31, 2000, compared to 1999, primarily due to the acquisition of ARCH in April 2000. Flight revenue for ARCH totaled $11,604,000 from the acquisition date through December 31, 2000. Absent the impact of the ARCH acquisition, flight revenue for Mercy Air increased 14.4% for the year due to revenue of $1,185,000 from 2 new locations opened in 2000 and to an increase in transport volume of approximately 12% during 2000 compared to 1999. Flight revenue for the Air Medical Services Division increased 6.5% for the year ended December 31, 2000, primarily due to revenue of approximately $1,800,000 from new or expanded contracts and to annual price increases in contracts with hospital clients, offset in part by the expiration of a contract in July 2000. Flight volume for continuing contracts also increased approximately 5% in 2000. Flight revenue is recorded net of contractual allowances under agreements with third-party payers.

Sales of medical interiors and products increased $1,519,000, or 30.5%, from $4,981,000 for the year ended December 31, 1999, to $6,500,000 for the year ended December 31, 2000. Significant projects in 2000 included completion of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force, as well as manufacture of medical interiors or multi-functional interior components for eight commercial customers. Revenue by product line for the year ended December 31, 2000, was as follows:
- $3,238,000 - manufacture and installation of modular, multi-functional interiors
-     $2,308,000  -  manufacture  of  multi-mission  interiors
-     $954,000  -  design  and  manufacture  of  other  aerospace  products

Significant projects in 1999 included design and manufacture of SCITS units for the U.S. Air Force and manufacture of multi-functional interiors for six Bell helicopters and one MD902 helicopter. The Company also began production of six UH-60Q Multi-Mission Medevac Systems in the third quarter of 1999. Revenue by product line for the year ended December 31, 1999, was as follows:
- $2,480,000 - manufacture and installation of modular, multi-functional interiors
-     $985,000  -  manufacture  of  multi-mission  interiors
-     $1,516,000  -  design  and  manufacture  of  other  aerospace  products

Cost of medical interiors and products increased by 20.7% for the year ended December 31, 2000, as compared to the previous year. The increase is consistent with the increase in related product revenue over the same period. In addition, the average net margin earned on projects during 2000 was 28% compared to 24% in 1999, primarily due to the maturity of product lines manufactured in 2000.

Parts and maintenance sales and services decreased 17.8% for the year ended December 31, 2000, compared to the year ended December 31, 1999, due to a decrease in sales volume. Cost of parts and maintenance sales and services for the year also decreased accordingly.

In the year ended December 31, 2000, the Company recognized net gains totaling $343,000 on the disposition of assets, including $330,000 from an insurance settlement for one of the Company's helicopters damaged in an accident.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 40.5% for the year ended December 31, 2000, compared to 1999. Flight center costs related to ARCH totaled $3,675,000 from the acquisition date through year-end. Without the effect of the ARCH acquisition, Mercy Air's flight center costs increased 21.6% for the year due to the addition of personnel to staff two new base locations opened during the year and increases in salaries for merit pay raises. The Company also increased matching and supplemental contributions to the employee defined contribution retirement plan in July 1999 and again in January 2000. Flight center costs for the Air Medical Services Division increased 15.7% for the year primarily due to the addition or expansion of hospital contracts, merit pay raises, and increases in retirement plan contributions.

Aircraft operating expenses increased 32.6% for the year ended December 31, 2000, in comparison to the year ended December 31, 1999. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The Company has added 13 aircraft to its fleet since the prior year, including 6 helicopters and 2 fixed wing aircraft added as a result of the ARCH acquisition. Excluding the effect of the ARCH fleet, aircraft operating expenses increased 16.1% in 2000. Aircraft maintenance costs increased due to additions to the fleet and to growth in flight volume, as well as to the expiration of the warranty period for most of the Company's Bell 407 helicopters and to increased expenditures for on-condition aircraft parts. In addition, the Company's hull and liability insurance rates increased approximately 20% effective July 1, 2000, due to generally hardening insurance market conditions.

Aircraft rental expense increased 62.0% for the year ended December 31, 2000, in comparison to the year ended December 31, 1999. Lease expense for ARCH aircraft totaled $728,000 from the acquisition date through December 31, 2000. Lease expense related to five other new aircraft totaled $602,000 for 2000. The impact of adding new aircraft was offset in part by the refinance of two helicopter leases and expiration of two other lease agreements during 1999.

Depreciation and amortization expense increased 6.1% for the year ended December 31, 2000, reflecting the addition of ARCH's buildings and equipment and a Bell 222 helicopter to Mercy Air's fleet.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increase of 72.5% for the year ended December 31, 2000, compared to 1999 reflects the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $2,784,000 from the acquisition date through year-end. Bad debt expense related to Mercy Air's California and Nevada operations remained unchanged as improved collection rates offset the increase in flight volume. Bad debt expense related to the Air Medical Services Division was not significant in either 2000 or 1999.

General and administrative expenses increased 20.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 7.5%, primarily due to merit pay increases and changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

The Company recognized a tax benefit of $255,000 in 1999 and no tax expense or benefit in 2000 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. The remaining deferred tax asset at December 31, 2000, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.

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

Sales of medical interiors and products increased $1,691,000, or 51.4%, from $3,290,000 for the year ended December 31, 1998, to $4,981,000 for the year ended December 31, 1999. Significant projects and revenue by product line for the year ended December 31, 1999, are described above.

Significant projects in 1998 included production of electrical system components for the U. S. Air Force HH-60G helicopter, manufacture of multi-functional interiors for three Bell helicopters, and SCITS design work. Revenue recognized in the year ended December 31, 1998, consisted of the following:
- $1,594,000 - manufacture and installation of modular, multi-functional interiors
-     $90,000  -  design  and  manufacture  of  multi-mission  interiors
-     $1,606,000  -  design  and  manufacture  of  other  aerospace  products

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

Flight center costs increased 16.6% for the year ended December 31, 1999, compared to 1998. Flight center costs for the Air Medical Services Division increased 10.0% in 1999, primarily due to $557,000 in costs for new hospital contracts and increases in salaries for merit pay raises. Flight center costs related to Mercy Air's operations increased 31.8% in the year ended December 31, 1999, primarily due to costs of approximately $850,000 for new bases of operation established during 1998 and to merit pay raises.

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

Depreciation and amortization expense increased 21.2% for the year ended December 31, 1999, reflecting the addition of a Bell 222 helicopter, as well as two new medical interiors, to the Air Medical Services Division's fleet of owned aircraft. The Company completed the renovation of its corporate headquarters facility in Colorado and Mercy Air's headquarters in California in early 1999, increasing depreciable leasehold improvements by approximately $635,000. Expenses in 1999 also include approximately $225,000 for amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego.

The increase of 39.4% in bad debt expense for the year ended December 31, 1999, compared to 1998 reflects the increase in flight revenue for Mercy Air. Bad debt expense for the year ended December 31, 1999, was approximately 20% of Mercy Air's net flight revenue, compared to 19% in 1998. Bad debt expense related to the Air Medical Services Division was not significant in either 1999 or 1998.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had working capital of $7,735,000 as of December 31, 2000, compared to $4,621,000 at December 31, 1999. The change in working capital position is primarily attributable to an increase in receivables resulting from the ARCH acquisition and increased revenue for all three operating segments. The impact of the increase in receivables on working capital was offset in part by a shift in contract billings from costs in excess of billings to billings in excess of costs in 2000. The balance of costs in excess of billings in 1999 consisted primarily of costs on the UH-60Q project which were invoiced in January 2000 after billing terms for the contract were finalized. In addition, the Company received a $1,875,000 contract in December 2000 which provided for a 50% downpayment prior to the commencement of production.

The Company had cash and cash equivalents of $4,107,000 as of December 31, 2000, compared to $2,242,000 at December 31, 1999. Cash generated by operations increased to $7,127,000 in 2000 from $6,123,000 in 1999. The increase is primarily due to the Company's improved profitability as discussed above in "Results of Operations." Cash from operations was also impacted by the increase in receivables and decrease in costs in excess of billings, as noted in discussion of the change in working capital.

Cash used for investing activities totaled $5,461,000 in 2000, compared to $3,608,000 in 1999, driven primarily by the purchase of ARCH assets. Other significant equipment acquisitions included a Bell 222 helicopter for Mercy Air's fleet. Equipment acquisitions in 2000 were offset in part by proceeds of $1,158,000 from the insurance settlement for one of the Company's helicopters damaged in an accident. Significant equipment acquisitions in 1999 included two aircraft medical interiors.

Financing activities generated $199,000 in 2000, compared to using $2,680,000 in 1999. Primary uses of cash in both years consisted of payments for long-term debt and capital lease obligations and purchases of common stock into treasury. In 2000, these payments were offset by proceeds from new note agreements and issuance of common stock for options exercised.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt are due as follows: $1.1 million in 2003, $700,000 in 2004, and $3.1 million in 2007.

In April 2000 the Company entered into an agreement with a financial institution for a $1,500,000 line of credit with a one-year term and a variable interest rate equal to the prime rate. At December 31, 2000, the Company had drawn $1,000,000 against the line. The Company also holds a $2 million line of credit which expires in August 2001 and has a variable interest rate equal to the bank's index rate. Both lines have covenants which limit the Company's ability to merge or consolidate with another entity, dispose of assets, pay dividends, and change the nature of business operations. The Company is also required to maintain certain financial ratios as defined in the agreements. At December 31, 2000, the Company was in compliance with the financial covenants.

In February 2000 the Company entered into a $1.1 million note payable with interest at 8.99% to finance the acquisition of the Bell 222 helicopter which collateralizes the note. In March 2000 the Company entered into a $900,000 note payable with interest at 8.67% to finance the acquisition of the assets of Area Rescue Consortium of Hospitals. The note is collateralized by a Bell 222 helicopter. In April 2000 the Company entered into a $1,350,000 note payable related to the ARCH acquisition, with interest at 8.01%. The note is collateralized by two buildings and various equipment. In the third quarter of 2000, the Company entered into two notes payable totaling $425,000 with interest at 10.5% to finance the acquisition and installation of two Bell 407 autopilots.

As of December 31, 2000, the Company held unencumbered aircraft with a net book value of $5.1 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company believes that these borrowing resources coupled, with continued favorable results of operations, will allow the Company to meet its obligations in the coming year.

OUTLOOK  FOR  2001

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

Six hospital contracts are due for renewal in 2001. Two of the contracts were renewed during the first quarter of 2001, both for additional five-year terms; renewals on the other four contracts are still pending. During the first quarter the Company entered into two agreements to expand services with current hospital customers in Texas and Arizona with the deployment of additional aircraft. A third Bell 412 helicopter was added to the operations in Texas during the first quarter, and a third Bell 407 helicopter is expected to be added to the operations in Arizona during the second quarter. The Company expects 2001 flight activity for current hospital contracts to remain consistent with historical levels.

Mercy  Air  Service

The Company expects flight volume for Mercy Air's operations to be consistent with historical levels during 2001, subject to seasonal, weather-related fluctuations, with increases for a full year of operations within the ARCH subsidiary. The Company expects to open a second base in Illinois as part of the ARCH operations during 2001.

Products  Division

In the fourth quarter of 2000 and first quarter of 2001, the Products Division was awarded five new contracts valued at approximately $3,800,000 to manufacture medical interior systems for multiple types of aircraft. Work on all five contracts is expected to continue through the first quarter of 2002.

The Company has received a verbal commitment and expects to be awarded a contract for five HH-60L (formerly known as UH-60Q) Multi-Mission Medevac Systems during the second quarter of 2001. Production will commence immediately upon award and is expected to be completed in the first quarter of 2002. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2001 or in future periods.

The Development Contract of the SCITS program for the U.S. Air Force (USAF) is expected to be completed in the second quarter of 2001. The long-range USAF plan defines a requirement for 75 to 250 units over the next five years. Although the Company expects the Production Contract to be awarded in the third quarter of 2001, there can be no assurance that the contract will be awarded in 2001 or in future periods.

There can be no assurance that the Company will continue to renew operating agreements for the Air Medical Services Division, generate new profitable contracts for the Products Division, or expand flight volume for Mercy Air. However, based on the anticipated level of flight activity for its hospital customers and Mercy Air and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2001.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2001" and those described below.

- Flight volume - All of Mercy Air's revenue and approximately 30% of the Air Medical Services Division's revenue is dependent upon flight volume. Approximately 21% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of helicopters and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions, especially in southern California and Missouri where Mercy Air's operations are concentrated, could have an adverse impact on the Company's operating results. In southern California and the St. Louis region, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower operating revenue for Mercy Air during these months. Flight volume for Mercy Air's operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Collection rates - Mercy Air invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. Collectibility is primarily dependent upon the health of the U.S. economy, especially in southern California and the St. Louis region. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

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

- Department of Defense funding - Two of the significant projects in process for the Products Division, UH-60Q and SCITS, are both dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional UH-60Q or SCITS units could have a material adverse impact on Products Division revenue.

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

NEW  ACCOUNTING  STANDARDS

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement
133), which is effective for fiscal years beginning after June 15, 2000. Statement 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The adoption of Statement 133 will have no effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC delayed the implementation date of SAB 101 for registrants with fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption had no effect on the Company's consolidated financial statements.

In March 2000 the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB Opinion No. 25 (FIN 44). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998, and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 had no effect on the Company's consolidated financial statements.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the line of credit. Based on the amounts outstanding at December 31, 2000, the annual impact of a 1% change in interest rates would be approximately $10,000. Interest rates on these instruments approximate current market rates as of December 31, 2000.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See  Consolidated  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2001, for the Annual Meeting of Stockholders to be held June 27, 2001.

ITEM  11.   EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2001, for the Annual Meeting of Stockholders to be held June 27, 2001.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
            MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2001, for the Annual Meeting of Stockholders to be held June 27, 2001.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2001, for the Annual Meeting of Stockholders to be held June 27, 2001.

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K

     (a)  Documents  filed  as  part  of  the  report:

          1.  Financial  Statements  included  in  Item  8  of  this  report:

              Independent  Auditors'  Report
              Consolidated Balance Sheets, December 31, 2000 and 1999 Consolidated Statements of Operations for the years ended December
                31, 2000,  1999,  and  1998
              Consolidated  Statements  of  Stockholders' Equity for  the  years ended December  31,  2000,  1999,  and  1998
              Consolidated Statements of Cash Flows for the years ended December
                31, 2000,  1999,  and  1998
              Notes  to  Consolidated  Financial  Statements

          2.  Financial Statement Schedules included in Item 8 of  this  report:

               Schedule  II  -  Valuation  and Qualifying Accounts for the years ended  December  31,  2000,  1999,  and  1998

               All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

          3.  Exhibits:

              EXHIBIT
              NUMBER  DESCRIPTION  OF  EXHIBITS
              ------  -------------------------

              2.1 Asset Purchase Agreement, dated March 23, 2000, among the Company, Mercy Air, and Area Rescue Consortium of Hospitals(9)

              2.2 Aircraft Purchase Agreement, dated April 25, 2000, by and between ARCH and SkyLife Aviation, LLC(9)

              3.1     Certificate  of  Incorporation(1)

              3.2     Amendments  to  Certificate  of  Incorporation(2)

              3.3     By-Laws  as  Amended(6)

              4.1     Specimen  Stock  Certificate(2)

              4.2 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants  originally  issued December  28,  1993(7)

              4.3 Form of Reissued Warrant Agreement, dated May 3, 1995 between the Company and Americas Partners, concerning warrants originally issued February 21, 1994(7)

              10.1    1995  Air  Methods  Corporation  Employee  Stock Option
                      Plan(4)

              10.2    Nonemployee  Director  Stock  Option  Plan, as  amended(5)

              10.3 Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993(3)

              10.4 Employment Agreement, dated June 1, 1994, between the Company and George Belsey(6)

              10.5 Employment Agreement, dated November 30, 1993, between the Company and Michael Prieto(6)

              10.6    Employment Agreement dated July 10, 1995, between the
                     Company and  Aaron  D.  Todd(8)

              10.7 Employment Agreement dated April, 2000, between the Company and Neil Hughes

              10.8 Aircraft Lease Agreement, dated April 21, 2000, between ARCH and C.I.T. Leasing Corporation(9)

              10.9 Loan Agreement, dated April 25, 2000, between ARCH and Firstar Bank, N.A.(9)

              21     Subsidiary  of  Registrant

              23     Consent  of  KPMG  LLP

     (b)  Reports  on  Form  8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.
____________________

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

9 Filed as an exhibit to the Company's Current Report on Form 8-K dated April 25,2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       AIR  METHODS  CORPORATION


Date:        March  27,  2001                     By:  /s/  George  W.  Belsey
          -------------------                          -------------------------
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

/s/ George W. Belsey     Chairman of the Board       March 27, 2001
-----------------------
George W. Belsey         Chief Executive Officer

/s/ Aaron D. Todd        Chief Financial Officer     March 27, 2001
-----------------------
Aaron D. Todd            Secretary and Treasurer

/s/ Ralph J. Bernstein   Director                    March 27, 2001
-----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray       Director                    March 27, 2001
-----------------------
Samuel H. Gray

/s/ Carl H. McNair, Jr.  Director                    March 27, 2001
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller     Director                    March 27, 2001
-----------------------
Lowell D. Miller, Ph.D.

/s/ Donald R. Segner     Vice-Chairman of the Board  March 27, 2001
-----------------------
Donald R. Segner

/s/ Morad Tahbaz         Director                    March 27, 2001
-----------------------
Morad Tahbaz

AIR  METHODS  CORPORATION
AND  SUBSIDIARY



                                 TABLE  OF  CONTENTS

Independent Auditors' Report. . . . . . . . . . . . . . . . . .    F-1

Consolidated Financial Statements
---------------------------------

         CONSOLIDATED BALANCE SHEETS,
         December 31, 2000 and 1999 . . . . . . . . . . . . . .    F-2

         CONSOLIDATED STATEMENTS OF OPERATIONS,
         Years Ended December 31, 2000, 1999, and 1998. . . . .    F-4

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
         Years Ended December 31, 2000, 1999, and 1998. . . . .    F-5

         CONSOLIDATED STATEMENTS OF CASH FLOWS,
         Years Ended December 31, 2000, 1999, and 1998. . . . .    F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
         December 31, 2000 and 1999 . . . . . . . . . . . . . .    F-8

Schedules
---------

         II - VALUATION AND QUALIFYING ACCOUNTS
         Years Ended December 31, 2000, 1999, and 1998. . . . .   F-27


All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------


BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AIR  METHODS  CORPORATION:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with auditing principles generally accepted in the United States of America.





                                            KPMG  LLP



Denver,  Colorado
March  2,  2001

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2000  AND  1999
(AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)
--------------------------------------------------------------------------------------------------


                                                                                  2000       1999
                                                                                ---------  --------
ASSETS
------
Current assets:
 Cash and cash equivalents                                                      $  4,107     2,242
 Current installments of notes receivable (note 4)                                   108        74
 Receivables:
   Trade (notes 5 and 11)                                                         17,980     8,603
   Less allowance for doubtful accounts                                           (4,231)   (1,210)
                                                                                ---------  --------
                                                                                  13,749     7,393


   Insurance proceeds                                                                499       220
   Income tax refund                                                                  --       205
   Other                                                                             862       593
                                                                                ---------  --------
                                                                                  15,110     8,411

 Inventories (note 5)                                                              3,142     2,504
 Work-in-process on medical interior and products contracts                          193       172
 Costs and estimated earnings in excess of billings
   on uncompleted contracts (note 3)                                                  --       772
 Prepaid expenses and other current assets                                         1,024     1,019
                                                                                ---------  --------
     Total current assets                                                         23,684    15,194
                                                                                ---------  --------
Equipment and leasehold improvements (notes 5 and 6):
 Flight and ground support equipment                                              67,819    61,356
 Buildings and office equipment                                                    5,541     3,641
                                                                                ---------  --------
                                                                                  73,360    64,997
 Less accumulated depreciation and amortization                                  (26,001)  (21,289)
                                                                                ---------  --------
     Net equipment and leasehold improvements                                     47,359    43,708


Excess of cost over the fair value of net assets acquired, net of accumulated
 amortization of $922 and $810 at December 31, 2000 and 1999,   respectively       1,921     1,637
Notes receivable, less current installments (note 4)                                 618       534
Other assets, net of accumulated amortization of $1,721 and $1,256 at
 December 31, 2000 and 1999, respectively                                          1,668     1,643
                                                                                ---------  --------
     Total assets                                                               $ 75,250    62,716
                                                                                =========  ========

                                                                     (Continued)

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS,  CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------

                                                                                             2000       1999
                                                                                           ---------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
 Notes payable (note 5)                                                                    $  1,000       700
 Current installments of long-term debt (note 5)                                              3,571     3,073
 Current installments of obligations under capital leases (note 6)                              331       424
 Accounts payable                                                                             2,065     1,378
 Accrued overhaul and parts replacement costs                                                 4,143     2,114
 Deferred revenue                                                                             1,071       972

 Billings in excess of costs and estimated earnings on uncompleted contracts     (note 3)     1,011        --
 Deferred income taxes (note 9)                                                                  55       231
 Accrued salaries and wages                                                                     852       520
 Other accrued liabilities                                                                    1,850     1,161
                                                                                           ---------  --------
     Total current liabilities                                                               15,949    10,573

Long-term debt, less current installments (note 5)                                           17,504    17,757
Obligations under capital leases, less current installments (note 6)                          3,235     1,931
Accrued overhaul and parts replacement costs                                                  7,901     6,301
Deferred income taxes (note 9)                                                                   --       132
Other liabilities                                                                             1,245       882
                                                                                           ---------  --------
     Total liabilities                                                                       45,834    37,576
                                                                                           ---------  --------

Stockholders' equity (note 7):
 Preferred stock, $1 par value.  Authorized 5,000,000 shares,
   none issued                                                                                   --        --

 Common stock, $.06 par value.  Authorized 16,000,000 shares; issued   9,084,515 and
8,378,843 shares at December 31, 2000 and 1999, respectively                                    545       503
 Additional paid-in capital                                                                  50,113    50,002
 Accumulated deficit                                                                        (21,200)  (25,357)
 Treasury stock at par, 701,576 and 127,822 common shares at December 31, 2000 and
1999, respectively                                                                              (42)       (8)
                                                                                           ---------  --------
     Total stockholders' equity                                                              29,416    25,140

Commitments and contingencies (notes 5, 6, 10, and 11)

     Total liabilities and stockholders' equity                                            $ 75,250    62,716
                                                                                           =========  ========

See accompanying notes to consolidated financial statements.

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                    2000         1999        1998
                                                                 -----------  ----------  ----------
Revenue:
 Flight revenue (note 8)                                         $   66,981      50,577      42,996
 Sales of medical interiors and products                              6,500       4,981       3,290
 Parts and maintenance sales and services                             1,258       1,531       1,265
 Gain on disposition of assets, net                                     343          --         873
 Other                                                                  211         169         275
                                                                 -----------  ----------  ----------
                                                                     75,293      57,258      48,699
                                                                 -----------  ----------  ----------
Operating expenses:
 Flight centers                                                      22,713      16,167      13,868
 Aircraft operations                                                 17,635      13,297      13,547
 Aircraft rental (note 6)                                             3,176       1,960       1,826
 Cost of medical interiors and products sold                          4,597       3,808       2,863
 Cost of parts and maintenance sales and services                     1,092       1,239         988
 Depreciation and amortization                                        5,485       5,168       4,264
 Bad debt expense                                                     6,695       3,882       2,785
 Loss on disposition of assets, net                                     ---         113          --
 General and administrative                                           7,854       6,508       6,240
 Other                                                                   --          --         101
                                                                 -----------  ----------  ----------
                                                                     69,247      52,142      46,482
                                                                 -----------  ----------  ----------

   Operating income                                                   6,046       5,116       2,217

Other income (expense):
 Interest expense                                                    (2,144)     (2,138)     (2,250)
 Interest and dividend income                                           185         155         210
 Other, net                                                              70          57          80
                                                                 -----------  ----------  ----------

Income before income taxes                                            4,157       3,190         257

Income tax benefit (note 9)                                              --         255          --
                                                                 -----------  ----------  ----------

   Net income                                                    $    4,157       3,445         257
                                                                 ===========  ==========  ==========

   Basic income per common share (note 7)                        $      .50         .42         .03

   Diluted income per common share (note 7)                      $      .49         .42         .03
                                                                 ===========  ==========  ==========

Weighted average number of common shares outstanding - basic      8,334,445   8,219,601   8,202,668
                                                                 ===========  ==========  ==========
Weighted average number of common shares outstanding - diluted    8,559,389   8,222,187   8,449,904
                                                                 ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                               Common Stock                Treasury Stock       Additional  Accumu-   Stock-
                                       -----------------------------  -------------------------   Paid-in   lated     holders'
                                          Shares         Amount         Shares       Amount       Capital   Deficit   Equity
                                       ------------  ---------------  ----------  -------------  ---------  --------  -------
BALANCES AT JANUARY 1, 1998               8,173,705              490      25,606            (1)    49,783   (29,059)  21,213

Issuance of common shares for options
exercised and services rendered             107,638                7          --            --        281        --      288
Purchase of treasury shares                      --               --      25,000            (2)       (85)       --      (87)
Net income                                       --               --          --            --         --       257      257
                                       --------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1998             8,281,343              497      50,606            (3)    49,979   (28,802)  21,671

Issuance of common shares for options
exercised and services rendered              97,500                6          --            --        245        --      251
Purchase of treasury shares                       -               --      77,216            (5)      (222)       --     (227)
Net income                                       --               --          --            --         --     3,445    3,445
                                       --------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999             8,378,843              503     127,822            (8)    50,002   (25,357)  25,140

Issuance of common shares for options
exercised and services rendered             705,672               42          --            --      2,457        --    2,499
Purchase of treasury shares                      --               --     573,754           (34)    (2,346)       --   (2,380)
Net income                                       --               --          --            --         --     4,157    4,157
                                       --------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000             9,084,515  $           545     701,576  $        (42)    50,113   (21,200)  29,416
                                       ============  ===============  ==========  =============  =========  ========  =======

See accompanying notes to consolidated financial statements.

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS  IN  THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Year Ended December 31,
                                                                                                 ---------------------------
                                                                                                   2000      1999     1998
                                                                                                 ---------  -------  -------
Cash flows from operating activities:
  Net income                                                                                     $  4,157    3,445      257
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization expense                                                          5,485    5,168    4,264
     Bad debt expense                                                                               6,695    3,882    2,785
     Common stock and options issued for services                                                      60       60       60
     Loss (gain) on disposition of assets                                                            (343)     113     (873)
     Changes in operating assets and liabilities, net of effects of acquisitions:
        Increase in receivables                                                                   (13,394)  (5,912)  (4,102)
        Decrease (increase) in inventories                                                             96     (427)       5
        Decrease (increase) in prepaid expenses and other current assets                               43     (170)    (236)
        Decrease (increase) in work-in-process on medical interior and product  contracts
         and costs in excess of billings                                                              751     (797)   1,185
       Increase (decrease) in accounts payable, income tax liabilities, and other
         accrued liabilities                                                                        1,284     (347)     175
       Increase (decrease) in accrued overhaul and parts replacement costs                            820      835      (42)
       Increase (decrease) in deferred revenue, billings in excess of costs, and other liabilities  1,473      273      (97)
                                                                                                 ---------  -------  -------
         Net cash provided by operating activities                                                  7,127    6,123    3,381
                                                                                                 ---------  -------  -------

Cash flows from investing activities:
  Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
     Aviation, LLC (note 2)                                                                        (2,367)      --       --
  Acquisition of equipment and leasehold improvements                                              (3,248)  (2,868)  (7,184)
  Proceeds from disposition and sale of equipment and assets held for sale                          1,158       --    2,978
  Increase in notes receivable and other assets, net                                               (1,004)    (740)    (205)
                                                                                                 ---------  -------  -------
         Net cash used by investing activities                                                     (5,461)  (3,608)  (4,411)
                                                                                                 ---------  -------  -------

                                                                                                              (Continued)

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS,  CONTINUED
(AMOUNTS  IN  THOUSANDS)
------------------------------------------------------------------------------------

                                                            Year Ended December 31,
                                                          --------------------------
                                                            2000     1999     1998
                                                          --------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock                    2,439      191      228
  Payments for purchases of common stock                   (2,380)    (227)     (87)
  Net borrowings (payments) under short-term notes payable    300     (425)     396
  Proceeds from long-term debt                              3,794    1,150    7,857
  Payments of long-term debt                               (3,597)  (2,819)  (7,693)
  Payments of capital lease obligations                      (357)    (550)    (660)
                                                          --------  -------  -------

     Net cash provided (used) by financing activities         199   (2,680)      41
                                                          --------  -------  -------

     Increase (decrease) in cash and cash equivalents       1,865     (165)    (989)

Cash and cash equivalents at beginning of year              2,242    2,407    3,396
                                                          --------  -------  -------

Cash and cash equivalents at end of year                  $ 4,107    2,242    2,407
                                                          ========  =======  =======

Interest paid in cash during the year                     $ 2,148    2,148    2,230
                                                          ========  =======  =======
Income taxes paid in cash during the year                 $   308      290      390
                                                          ========  =======  =======

Non-cash  investing  and  financing  activities:

In  the year ended December 31, 2000, the Company assumed a capital lease obligation of  $1,568  to  finance  the  buyout  of a helicopter. The Company also issued notes payable  of  $48  to  finance  insurance  policies.

Capital  lease  obligations of $90 were assumed to acquire equipment during the year ended  December  31,  1998.

See  accompanying  notes  to  consolidated  financial  statements.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Financial  Statement  Presentation  and  Business

     Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as one of the largest providers of aeromedical emergency transport services and systems throughout North America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As more fully discussed in Note 2, in April 2000, Mercy Air Service, Inc. (Mercy Air), a wholly owned subsidiary of the Company, acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals. The new company, ARCH Air Medical Service, Inc. (ARCH), operates as a wholly owned subsidiary of Mercy Air. All significant intercompany balances and transactions have been eliminated in consolidation. The Company holds a 50% ownership interest in two joint ventures which are accounted for under the equity method.

     The preparation of financial statements in conformity with auditing principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash  and  Cash  Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,263,000 and $1,518,000 at December 31, 2000 and 1999, respectively, consist of short-term money market funds.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Equipment  and  Leasehold  Improvements

     Hangar,  equipment,  and  leasehold  improvements  are  recorded  at  cost.
     Maintenance and repairs, other than major overhauls, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

             Description                           Lives      Residual value
     ----------------------------------------  ------------  ---------------
     Buildings, including hangars                  40 years              10%
     Helicopters, including medical equipment  8 - 25 years         10 - 25%
     Airplanes, including medical equipment    8 - 20 years          0 - 10%
     Ground support equipment and rotables     5 - 10 years          0 - 10%
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

     Patent  Application  Costs  and  Supplemental  Type  Certificates

     The Company capitalizes legal costs associated with new patent applications and the defense of existing patents. At such time as patents are granted, these costs are amortized over the estimated useful economic life of the patents. Costs relating to unsuccessful patent applications are charged to operations.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Patent  Application  Costs  and  Supplemental  Type Certificates, continued

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

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

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

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(2)  ACQUISITION  OF  SUBSIDIARY

     On April 25, 2000, Mercy Air acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals for $11,268,000. The purchase agreement includes a provision under which the sellers will receive 50% of all collections greater than 50% of standard billing rates for transports older than six months, up to a maximum of $1,500,000. Amounts due under this provision are expensed to operations in the period in which they are incurred. Also on April 25, 2000, ARCH acquired two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC for $1,699,000. Funding for the acquisitions was provided primarily by the sale of five helicopters and two fixed wing aircraft to a company for $10.6 million. The aircraft will be leased back from the company under a ten-year operating lease. ARCH also entered into a $1,350,000 note payable. The remainder of the cash payment was funded from Company treasuries. The allocation of the purchase price for both acquisitions was as follows (amounts in thousands):


          Assets purchased:

            Aircraft           $10,600
            Equipment            1,749
            Inventory              734
                                13,083
                     --------
          Liabilities assumed     (116)
                               --------
          Purchase price       $12,967
                               ========


     The acquisition has been accounted for using the purchase method of accounting and the results of ARCH's operations have been included with those of the Company since April 25, 2000. The unaudited pro forma revenue, net income, and income per common share for the years ended December 31, 2000 and 1999, assuming the acquisition occurred at the beginning of the periods presented, are as follows (amounts in thousands except per share amounts):


                                        Year ended December 31
                                        ----------------------
                                             2000    1999
                                           -------  ------
          Revenue                          $79,788  72,249
                                           =======  ======

          Net income                       $ 4,386   4,618
                                           =======  ======

          Basic income per common share    $  0.53    0.56
                                           =======  ======

          Diluted income per common share  $  0.51    0.56
                                           =======  ======


     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on January 1, 1999, nor are they necessarily indicative of the results of future operations.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(3)  COSTS  IN  EXCESS  OF  BILLINGS  AND  BILLINGS  IN  EXCESS  OF  COSTS

     As of December 31, 2000, the estimated period to complete contracts in process ranges from one to seven months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                             2000      1999
                                                           ---------  -------
Costs incurred on uncompleted contracts                    $  4,627    2,992
Estimated earnings                                            5,366    2,827
                                                           ---------  -------
                                                              9,993    5,819
Less billings to date                                       (11,004)  (5,047)
                                                           ---------  -------
Costs in excess of billings (billings in excess of costs)  $ (1,011)     772
                                                           =========  =======

(4)  NOTES  RECEIVABLE

     Future minimum payments under all notes receivable are as follows (amounts in thousands):


          Year ending December 31:

           2001                               $ 181
           2002                                 181
           2003                                 181
           2004                                 316
           2005                                  37
           Thereafter                            31
                                              ------
                                                927
          Less amounts representing interest   (201)
                                              ------
          Present value of minimum payments     726
          Less current installments            (108)
                                              ------
                                              $ 618
                                              ======

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(5)  NOTES  PAYABLE  AND  LONG-TERM  DEBT

     Notes payable consist of the following at December 31 (amounts in thousands):

                                                                          2000   1999
                                                                         ------  ----
Borrowings under a $1.5 million line of credit with interest at 9% at
  December 31, 2000, collateralized by certain receivables,
  inventories, and equipment                                             $1,000    --
Borrowings under a $2 million line of credit, collateralized
  by certain receivables and inventories                                     --   700
                                                                         ------  ----
                                                                         $1,000   700
                                                                         ======  ====

     The Company's $2.0 million line of credit agreement expires in August 2001 and the $1.5 million line of credit agreement expires in April 2001. Both lines have various covenants which limit the Company's or its subsidiaries' ability to merge or consolidate with another entity, dispose of assets, pay dividends, and change the nature of business operations. The Company is also required to maintain certain financial ratios as defined in the agreements. At December 31, 2000, the Company was in compliance with the covenants.

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:

           2001                     $ 3,571
           2002                       3,222
           2003                       3,584
           2004                       2,484
           2005                       2,433
           Thereafter                 5,781
                                    -------
                                    $21,075
                                    =======

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(5)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED

     Long-term debt consists of the following at December 31 (amounts in thousands):


                                                                                 2000     1999
                                                                               --------  -------

Note payable to a company with interest at 9.52%, due in monthly installments of principal and interest through July 2007 with all remaining
  principal due in August 2007, collateralized by flight equipment             $ 8,661    9,237
Note payable to a company with interest at 7.5%, due in monthly installments of principal and interest through June 2003 with all remaining
  principal due in July 2003, collateralized by flight equipment                 2,723    3,301
Notes payable to a company with interest rates from 8.01% to 10.5%, due in monthly installments of principal and interest through December 2006,
  collateralized by flight and other equipment                                   2,722    2,653
Notes payable to a company with interest rates from 8.67% to 8.99%, due in monthly payments of principal and interest through April 2007,
  collateralized by flight equipment                                             1,837       --
Notes payable to a company with interest rates from 6.84% to 6.91%, due in monthly payments of principal and interest through November 2003,
  collateralized by flight equipment                                             1,425    1,865
Note payable to a company with interest at 8.01%, due in monthly payments of principal and interest through April 2007, collateralized by
  buildings                                                                      1,264       --

Note payable to a company with interest at 8.16%, due in monthly payments of principal and interest through March 2004 with all remaining
  principal due in April 2004, collateralized by flight equipment                1,019    1,100
Notes payable to companies with interest rates from 8.47% to 9.18%, due in monthly installments of principal and interest through June 2002,
  collateralized by flight equipment                                               858    1,813
Notes payable to former shareholders of Mercy Air with interest at 9%, due in monthly installments of principal and interest through July 2002,
  collateralized by certain receivables                                            534      816
Other                                                                               32       45
                                                                               ========  =======
                                                                                21,075   20,830
Less current installments                                                       (3,571)  (3,073)
                                                                               --------  -------
                                                                               $17,504   17,757
                                                                               ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2000, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):


                                                       Capital   Operating
                                                       leases      leases
                                                      ---------------------
     Year ending December 31:
      2001                                            $    533        4,308
      2002                                                 534        4,300
      2003                                                 534        3,925
      2004                                               2,635        3,745
      2005                                                  --        3,743
      Thereafter                                            --       13,258
                                                      ---------------------

     Total minimum lease payments                        4,236   $   33,279
     Less amounts representing interest                   (670)  ==========
                                                      ---------
     Present value of minimum capital lease payments     3,566
     Less current installments                            (331)
                                                      ---------
                                                      $  3,235
                                                      =========

     Rent expense relating to operating leases totaled $4,215,000, $2,850,000, and $2,719,000 for the years ended December 31, 2000, 1999, and 1998.

     At December 31, 2000 and 1999, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $3,328,000 and $3,043,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS'  EQUITY

     (A)  WARRANTS

          In connection with various offerings of common stock and other transactions by the Company, warrants to purchase 200,000 shares of the Company's common stock were issued at or above market value and are outstanding as of December 31, 2000. All outstanding warrants are exercisable at $3.00 per share and expire on February 21, 2002.

     (B)  STOCK  OPTION  PLANS

          The Company has a Stock Option Plan and a predecessor plan (together, "the Plan") which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (non-ISO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. The Company also grants non-ISO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. The majority of options issued in 1999 vested immediately.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 2000, 1999, and 1998:

                                              Weighted Average
                                    Shares     Exercise Price
                                  ----------  ----------------
Outstanding at January 1, 1998    2,281,658               3.71

Granted                             151,640               3.32
Canceled                           (450,464)              6.36
Exercised                          (107,638)              2.12

                                  ----------
Outstanding at December 31, 1998  1,875,196               3.13
                                  ----------

Granted                             716,172               2.88
Canceled                           (312,740)              2.96
Exercised                           (97,500)              1.98

                                  ----------
Outstanding at December 31, 1999  2,181,128               3.12

Granted                              37,112               3.96
Canceled                            (49,504)              3.41
Exercised                          (630,672)              3.33

                                  ----------
Outstanding at December 31, 2000  1,538,064               3.05
                                  ==========

Options exercisable at:
December 31, 1998                 1,397,286               3.12
December 31, 1999                 2,070,510               3.12
December 31, 2000                 1,167,828               3.09

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

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


                                        2000   1999   1998
                                       ------  -----  -----
     Net income (loss):
      As reported                       $4,157  3,445   257
      Pro forma                         3,992  2,182  (278)

     Basic income (loss) per share:
      As reported                      $  .50    .42   .03
      Pro forma                           .46    .27  (.03)

     Diluted income (loss) per share:
      As reported                      $  .49    .42   .03
      Pro forma                           .45    .27  (.03)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0% for all years; expected volatility of 59%, 69%, and 62%; risk-free interest rates of 5.2%, 5.3%, and 4.7%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998, was $1.74, $1.49, and $1.60, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                Weighted-Average                                Weighted-
                                   Remaining         Weighted-                   Average
   Range of         Number        Contractual         Average        Number      Exercise
Exercise Price   Outstanding    Life (Years)     Exercise Price   Exercisable     Price
---------------  -----------  -----------------  ---------------  -----------  ----------
$   1.81 to 2.88     374,828                3.1  $          2.66      207,391  $     2.65
    3.00 to 4.53   1,163,236                2.3             3.17      960,437        3.19
                -----------                                      ------------
                   1,538,064                                        1,167,828
                ===========                                      ============

     (C)  NONEMPLOYEE  DIRECTOR  COMPENSATION  PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2000, no shares are outstanding under this plan.

     (D)  STOCK  REPURCHASE  PLAN

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. Actual repurchases in any period are subject to approval by the Finance Committee of the Board of Directors and will depend on market conditions and other factors. As of December 31, 2000, 681,470 shares, or 7.5% of common stock issued, had been repurchased under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     (E)  INCOME  PER  SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                            2000       1999       1998
                                          ---------  ---------  ---------
Weighted average number of common shares
outstanding - basic                       8,334,445  8,219,601  8,202,668
Dilutive effect of:
 Common stock options                       198,000      2,586    224,628
 Common stock warrants                       26,944         --     22,608
                                          -------------------------------
Weighted average number of common shares
outstanding - diluted                     8,559,389  8,222,187  8,449,904
                                          ===============================

          Common stock options totaling 139,736, 2,170,439, and 163,059, and common stock warrants of -0-, 275,000, and 225,000 were not included in the diluted income per share calculation for the years ended December 31, 2000, 1999, and 1998, respectively, because their effect would have been anti-dilutive.

(8)  REVENUE

     The Company has operating agreements and leases with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements and leases provide for the following revenue for years subsequent to December 31, 2000 (amounts in thousands):


     Year ending December 31:

      2001                     $20,675
      2002                      14,197
      2003                       9,893
      2004                       7,586
      2005                       3,888
      Thereafter                10,290
                                ------
                               $66,529
                                ======

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(9)  INCOME  TAXES

     For income tax purposes, the Company has net operating loss carryforwards at December 31, 2000, of approximately $22 million, expiring at various dates through 2012. Alternative minimum tax (AMT) loss carryforwards available to offset future AMT taxable income approximate net operating loss carryforwards for regular federal income tax purposes. In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $6 million of the aforementioned net operating loss carryforwards is subject to an annual limitation of $1,032,000 per year, as adjusted for unused yearly limitations, by the provisions of Section 382 of the Internal Revenue Code. Any future tax benefits recognized through utilization of AMC's net operating loss carryforwards as of the acquisition date will be applied to reduce the excess of cost over the fair value of net assets acquired. The net operating loss carryforwards include $365,000 in deductions relating to stock option exercises which will be credited to additional paid-in capital upon realization. The deferred tax asset at December 31, 2000, for which a valuation allowance has been recorded, will be recognized when realization is more likely than not.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (amounts in thousands):

                                                  2000       1999
                                                ---------  --------
Deferred tax assets:
 Overhaul and parts replacement cost,
   principally due to the accrual method        $  4,890     3,416
 Allowance for uncollectible accounts              1,822     1,399
 Net operating loss carryforwards                  9,014    11,607
 Deferred revenue                                    391       201
 Other                                               399       368
                                                ---------  --------
   Total gross deferred tax assets                16,516    16,991
   Less valuation allowance                       (3,536)   (5,132)
                                                ---------  --------
   Net deferred tax assets                        12,980    11,859
                                                ---------  --------

Deferred tax liabilities:
 Equipment and leasehold improvements,
   principally due to differences in bases and
   depreciation methods                          (12,980)  (11,827)

 Receivables, principally due to difference in
   bases resulting from acquisition of subsidiary    (55)     (363)
 Other                                                --       (32)
                                                ---------  --------
   Total deferred tax liabilities                (13,035)  (12,222)
                                                ---------  --------
   Net deferred tax liability                   $    (55)     (363)
                                                =========  ========

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(9)  INCOME  TAXES,  CONTINUED

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

     Reconciliation of income taxes on income before income taxes computed at the federal statutory rate and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                              2000     1999    1998
                                            --------  -------  -----
Tax at the federal statutory rate           $ 1,413    1,085     87

State income taxes, net of federal benefit      275      211     17
Change in valuation allowance,
   including revisions for filed returns     (1,688)  (1,551)  (104)

                                            --------  -------  -----
Net income tax benefit                      $    --     (255)    --
                                            ========  =======  =====

(10) EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute up to 15% of their annual salaries. Effective July 1, 2000, the Company increased its contributions from 1% to 1.5% of annual salaries for all employees. The Company also matches 50% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $810,000, $399,000, and $261,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

     In 1995 the Board of Directors approved a profit sharing plan which provides for the distribution of 5% of the Company's net income to its employees beginning in 1996. The amount distributed to employees in the years ended December 31, 1999 and 1998 totaled $107,000 and $83,000. The plan was discontinued in 2000.

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(11) BUSINESS  AND  CREDIT  CONCENTRATIONS

     A significant percentage of the Company's trade receivables are related to the flight operations of Mercy Air in southern California, Nevada, Missouri and Illinois. Mercy Air receivables are due from medical insurance companies and federal and state government insurance programs, as well as private citizens. The diversity in types of payers may mitigate the potential impact of the geographical concentration of receivables.

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

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(12) BUSINESS  SEGMENT  INFORMATION,  CONTINUED

                               Air Medical
                                Services      Mercy   Products   Corporate   Intersegment
                                Division       Air    Division  Activities   Eliminations   Consolidated
                              -------------  -------  --------  -----------  -------------  -------------
2000
External revenue              $     33,882   34,752      6,514         145             --         75,293
Intersegment revenue                    30       --      1,841          --         (1,871)            --
                              -------------  -------  --------  -----------  -------------  -------------
Total revenue                       33,912   34,752      8,355         145         (1,871)        75,293
                              -------------  -------  --------  -----------  -------------  -------------

Operating expenses                  27,037   22,171      6,474       2,889         (1,574)        56,997
Depreciation & amortization          3,320    1,642        209         314             --          5,485
Bad debt expense                        --    6,695         --          --             --          6,695
Interest expense                       970    1,128         --          46             --          2,144
Interest income                        (54)      (6)        --        (125)            --           (185)
                              -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)            2,639    3,122      1,672      (2,979)          (297)         4,157
                              =============  =======  ========  ===========  =============  =============

Total assets                  N/A            29,461   N/A           45,789   N/A                  75,250
                              =============  =======  ========  ===========  =============  =============

1999
External revenue              $     31,555   20,522      4,993         188             --         57,258
Intersegment revenue                    41       --      2,786          --         (2,827)            --
                              -------------  -------  --------  -----------  -------------  -------------
Total revenue                       31,596   20,522      7,779         188         (2,827)        57,258

Operating expenses                  24,035   12,271      6,357       2,702         (2,330)        43,035
Depreciation & amortization          3,466    1,213        205         284             --          5,168
Bad debt expense                        --    3,882         --          --             --          3,882
Interest expense                     1,040    1,046         --          52             --          2,138
Interest income                        (74)      (7)        --         (74)            --           (155)
Income tax benefit                      --     (255)        --          --             --           (255)
                              -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)     $      3,129    2,372      1,217      (2,776)          (497)         3,445
                              =============  =======  ========  ===========  =============  =============

Total assets                  N/A            19,295   N/A           43,421   N/A                  62,716
                              =============  =======  ========  ===========  =============  =============

1998
External revenue              $     29,290   15,845      3,289         275             --         48,699
Intersegment revenue                    14       --      3,298          --         (3,312)            --
                              -------------  -------  --------  -----------  -------------  -------------
Total revenue                       29,304   15,845      6,587         275         (3,312)        48,699
                              -------------  -------  --------  -----------  -------------  -------------

Operating expenses                  22,490   11,095      5,812       2,553         (2,597)        39,353
Depreciation & amortization          2,962      807        172         323             --          4,264
Bad debt expense                        --    2,785         --          --             --          2,785
Interest expense                     1,006    1,095         --         149             --          2,250
Interest income                        (80)      (7)        --        (123)            --           (210)
                              -------------  -------  --------  -----------  -------------  -------------
Segment net income (loss)     $      2,926       70        603      (2,627)          (715)           257
                              =============  =======  ========  ===========  =============  =============

Total assets                  N/A            17,598   N/A           43,178   N/A                  60,776
                              =============  =======  ========  ===========  =============  =============

AIR METHODS CORPORATION
AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------

(13) QUARTERLY  FINANCIAL  DATA

     Summarized quarterly financial data for 2000 and 1999 is as follows (amounts in thousands except per share data):

                                                  Quarter
                                       First   Second  Third   Fourth
                                      -------  ------  ------  -------
2000
Revenue                               $14,591  19,490  21,896  19,316
Operating income                          876   2,474   2,347     349
Net income (loss)                         417   2,015   1,853    (128)
Basic and diluted income (loss) per
common share                              .05     .24     .22    (.02)

1999
Revenue                                13,338  14,068  14,971  14,881
Operating income                        1,103   1,276   1,784     953
Net income                                602     879   1,310     654
Basic and diluted income per
common share                              .07     .11     .16     .08

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

                          Independent Auditors' Report
                          ----------------------------



BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AIR  METHODS  CORPORATION:

Under date of March 2, 2001, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                           /s/ KPMG  LLP



Denver,  Colorado
March  2,  2001

AIR  METHODS  CORPORATION
AND  SUBSIDIARY

SCHEDULE  II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
(AMOUNTS  IN  THOUSANDS)
--------------------------------------------------------------------------------

                                 Balance at
                                  Beginning                  Transfers                   Balance at
Description                       of Period   Additions (a)  and Other  Deductions (b)  End of Period
-------------------------------  -----------  -------------  ---------  --------------  -------------

Allowance for trade receivables
 Year ended December 31, 2000    $     1,210          6,695                    (3,674)          4,231
 Year ended December 31, 1999          1,404          3,882         --         (4,076)          1,210
 Year ended December 31, 1998          2,528          2,785         --         (3,909)          1,404

-------------------
Notes:

(a)     Amounts  charged  to  expense.
(b)     Bad  debt  write-offs  and  charges  to  allowances.


See  accompanying  Independent  Auditors'  Report.