Form 10-Q
period 2001-03-31
AIR METHODS CORP
filed 2001-05-11
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2001
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from _________________ to ___________________


                         Commission file number  0-16079
                                                --------

                             AIR METHODS CORPORATION
                             -----------------------
             (Exact name of Registrant as Specified in Its Charter)

        Delaware                                            84-0915893
        --------                                            ----------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                      Identification  Number)

7301  South  Peoria,  Englewood,  Colorado                       80112
------------------------------------------                       -----
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

The  number  of  shares of Common Stock, par value $.06, outstanding as of April
27,  2001,  was  8,393,023.

                                  TABLE OF CONTENTS

                                     Form 10-Q

PART I.   FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 2001 and December 31, 2000      1

          Consolidated Statements of Operations for the three months ended
               March 31, 2001 and 2000                                            3

          Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000                                            4

          Notes to Consolidated Financial Statements                              5

  Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                           7

  Item 3. Quantitative and Qualitative Disclosures about Market Risk             11

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                      12

  Item 2. Changes in Securities                                                  12

  Item 3. Defaults upon Senior Securities                                        12

  Item 4. Submission of Matters to a Vote of Security Holders                    12

  Item 5. Other Information                                                      12

  Item 6. Exhibits and Reports on Form 8-K                                       12


  SIGNATURES                                                                     13

                                       PART  I:  FINANCIAL  INFORMATION

                                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands, except share and per share amounts)


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                     2001           2000
                                                                                --------------  -------------
Assets                                                                           (unaudited)
------
Current assets:
  Cash and cash equivalents                                                     $       1,582          4,107
  Current installments of notes receivable                                                111            108
  Receivables:
    Trade                                                                              19,380         17,980
    Less allowance for doubtful accounts                                               (5,451)        (4,231)
                                                                                --------------  -------------
                                                                                       13,929         13,749

    Insurance proceeds                                                                    934            499
    Other                                                                                 662            862
                                                                                --------------  -------------
                                                                                       15,525         15,110
                                                                                --------------  -------------

  Inventories                                                                           3,219          3,142
  Work-in-process on medical interiors and products contracts                             428            193
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                                 506             --
  Prepaid expenses and other                                                              826          1,024
                                                                                --------------  -------------

     Total current assets                                                              22,197         23,684
                                                                                --------------  -------------

Equipment and leasehold improvements:
  Flight and ground support equipment                                                  68,190         67,819
  Furniture and office equipment                                                        5,648          5,541
                                                                                --------------  -------------
                                                                                       73,838         73,360
  Less accumulated depreciation and amortization                                      (27,046)       (26,001)
                                                                                --------------  -------------

     Net equipment and leasehold improvements                                          46,792         47,359
                                                                                --------------  -------------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $870 and $922 at March 31,
  2001 and December 31, 2000, respectively                                              1,886          1,921
Notes receivable, less current installments                                               590            618
Other assets, net of accumulated amortization of $1,453 and
  $1,721 at March 31, 2001 and December 31, 2000,
  respectively                                                                          1,699          1,668
                                                                                --------------  -------------

      Total assets                                                              $      73,164         75,250
                                                                                ==============  =============

                                                                                                  (Continued)

                              AIR METHODS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (Amounts in thousands, except share and per share amounts)

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      2001           2000
Liabilities and Stockholders' Equity                                             --------------  -------------
------------------------------------                                               (unaudited)

Current liabilities:
 Notes payable                                                                  $         500          1,000
 Current installments of long-term debt                                                 3,629          3,571
 Current installments of obligations under capital leases                                 280            331
 Accounts payable                                                                       1,959          2,065
 Accrued overhaul and parts replacement costs                                           3,752          4,143
 Deferred revenue                                                                       1,701          1,071
 Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                   --          1,011
 Deferred income taxes                                                                     --             55
 Other accrued liabilities                                                              1,827          2,702
                                                                                --------------  -------------

     Total current liabilities                                                         13,648         15,949

Long-term debt, less current installments                                              16,576         17,504
Obligations under capital leases, less current installments                             3,231          3,235
Accrued overhaul and parts replacement costs                                            8,508          7,901
Other liabilities                                                                       1,238          1,245
                                                                                --------------  -------------

     Total liabilities                                                                 43,201         45,834
                                                                                --------------  -------------

Stockholders' equity (note 3):
 Preferred stock, $1 par value.  Authorized 5,000,000
  shares, none issued                                                                      --             --
 Common stock, $.06 par value. Authorized 16,000,000
  shares; issued 9,084,599 and 9,084,515 shares at
  March 31, 2001 and December 31, 2000,
  respectively                                                                            545            545
 Additional paid-in capital                                                            50,128         50,113
 Accumulated deficit                                                                  (20,668)       (21,200)
 Treasury stock at par, 701,576 common shares at
  March 31, 2001 and December 31, 2000,
 respectively                                                                             (42)           (42)
                                                                                --------------  -------------

     Total stockholders' equity                                                        29,963         29,416
                                                                                --------------  -------------

     Total liabilities and stockholders' equity                                 $      73,164         75,250
                                                                                ==============  =============

See accompanying notes to consolidated financial statements.

                              AIR METHODS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Amounts in thousands, except share and per share amounts)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                     2001           2000
                                                                                --------------  -------------
                                                                                  (unaudited)    (unaudited)
Revenue:
 Flight revenue                                                                 $      17,736         12,864
 Sales of medical interiors and products                                                1,818          1,475
 Parts and maintenance sales and services                                                 350            252
 Gain on disposition of assets, net                                                       110             --
                                                                                --------------  -------------
                                                                                       20,014         14,591
                                                                                --------------  -------------

Operating expenses:
 Flight centers                                                                         6,710          4,593
 Aircraft operations                                                                    4,684          3,272
 Aircraft rental                                                                          936            550
 Cost of medical interiors and products sold                                            1,229          1,074
 Cost of parts and maintenance sales and services                                         312            219
 Depreciation and amortization                                                          1,327          1,345
 Bad debt expense                                                                       1,570            944
 General and administrative                                                             2,257          1,718
                                                                                --------------  -------------
                                                                                       19,025         13,715
                                                                                --------------  -------------

   Operating income                                                                       989            876

Other income (expense):
 Interest expense                                                                        (528)          (523)
 Interest and dividend income                                                              52             44
 Other, net                                                                                19             20
                                                                                --------------  -------------

   Net income                                                                   $         532            417
                                                                                ==============  =============

Basic and diluted income per common share (note 2)                              $         .06            .05
                                                                                ==============  =============

Weighted average number of common shares outstanding - basic                        8,382,995      8,281,782
                                                                                ==============  =============

Weighted average number of common shares outstanding - diluted                      8,562,097      8,624,674
                                                                                ==============  =============

See accompanying notes to consolidated financial statements.

                            AIR METHODS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Amounts in thousands)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                     2001           2000
                                                                                --------------  -------------
                                                                                  (unaudited)    (unaudited)
Cash flows from operating activities:
 Net income                                                                     $         532            417
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                                1,327          1,345
   Bad debt expense                                                                     1,570            944
   Loss (gain) on retirement and sale of equipment, net                                  (110)            --
   Vesting of common stock options issued for services                                     15             15
   Changes in assets and liabilities:
     Decrease in prepaid and other current assets                                         198            185
     Increase in receivables                                                           (1,985)          (499)
     Decrease (increase) in parts inventories                                             (77)           110
     Increase in work-in-process on medical interiors and costs in excess of
        billings                                                                         (741)          (488)
     Decrease in accounts payable, other accrued liabilities, and income tax
        liabilities                                                                    (1,036)          (748)
     Increase (decrease) in deferred revenue, billings in excess of cost and
        other liabilities                                                                (388)           449
     Increase in accrued overhaul and parts replacement costs                             190             45
                                                                                --------------  -------------
       Net cash provided (used) by operating activities                                  (505)         1,775
                                                                                --------------  -------------

Cash flows from investing activities:
 Acquisition of equipment and leasehold improvements                                     (701)        (1,068)
 Proceeds from disposition and sale of equipment                                          197             --
 Net decrease (increase) in notes receivable and other assets                             (91)            14
                                                                                --------------  -------------
     Net cash used by investing activities                                               (595)        (1,054)
                                                                                --------------  -------------

Cash flows from financing activities:
 Net payments under short-term notes payable                                             (500)          (700)
 Proceeds from issuance of debt                                                            --          2,000
 Payments of long-term debt                                                              (870)          (745)
 Payments of capital lease obligations                                                    (55)           (77)
 Payments for purchases of common stock                                                    --           (590)
 Proceeds from issuance of common stock, net                                               --            611
                                                                                --------------  -------------
     Net cash provided (used) by financing activities                                  (1,425)           499
                                                                                --------------  -------------

Increase (decrease) in cash and cash equivalents                                       (2,525)         1,220

Cash and cash equivalents at beginning of period                                        4,107          2,242
                                                                                --------------  -------------

Cash and cash equivalents at end of period                                      $       1,582          3,462
                                                                                ==============  =============

See accompanying notes to consolidated financial statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31 (amounts in thousands except share and per share amounts):

                                                                  2001       2000
                                                                ---------  ---------
Weighted average number of common shares outstanding - basic    8,382,995  8,281,782
Dilutive effect of:
 Common stock options                                             157,946    308,383
 Common stock warrants                                             21,156     34,509
                                                                ---------  ---------
Weighted average number of common shares outstanding - diluted  8,562,097  8,624,674
                                                                =========  =========

     Common stock options totaling 176,873 and 18,120 and common stock warrants of -0- and 75,000 were not included in the diluted income per share calculation for the quarters ended March 31, 2001 and 2000, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2001, consisted of the following (amounts in thousands except share amounts):

                                                         Shares
                                                       Outstanding  Amount
                                                       -----------  -------

Balance at January 1, 2001                               8,382,939  $29,416

Issuance of common shares for options exercised                 84       --
Vesting of common stock options for services rendered           --       15
Net income                                                      --      532
                                                       -----------  -------

Balance at March 31, 2001                                8,383,023  $29,963
                                                       ===========  =======

     As of March 31, 2001, the Company's total accumulated deficit was $20,668,000. Of that amount, $20,467,000 relates to Cell Technology, a predecessor company, which was involved in the research and development of a biological response modifier.

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

                                 Air
                               Medical
                               Services   Mercy Air   Products     Corporate    Intersegment
FOR QUARTER ENDED MARCH 31:    Division               Division    Activities    Eliminations   Consolidated
----------------------------  ----------  ----------  ---------  -------------  -------------  -------------
2001
External revenue              $   8,642       9,551       1,821            --             --         20,014
Intersegment revenue                  1          --         756            --           (757)            --
                              ----------  ----------  ---------  -------------  -------------  -------------
Total revenue                     8,643       9,551       2,577            --           (757)        20,014
                              ----------  ----------  ---------  -------------  -------------  -------------

Operating expenses                7,059       6,926       1,929           849           (654)        16,109
Depreciation & amortization         740         461          48            78             --          1,327
Bad debt expense                     --       1,570          --            --             --          1,570
Interest expense                    226         298          --             4             --            528
Interest income                     (19)         (1)         --           (32)            --            (52)
                              ----------  ----------  ---------  -------------  -------------  -------------
Segment net income (loss)     $     637         297         600          (899)          (103)           532
                              ==========  ==========  =========  =============  =============  =============

Total assets                     N/A         28,413      N/A           44,751        N/A             73,164

2000
External revenue              $   8,096       5,012       1,475             8             --         14,591
Intersegment revenue                 --          --         407            --           (407)            --
                              ----------  ----------  ---------  -------------  -------------  -------------
Total revenue                     8,096       5,012       1,882             8           (407)        14,591
                              ----------  ----------  ---------  -------------  -------------  -------------

Operating expenses                6,320       3,214       1,504           705           (337)        11,406
Depreciation & amortization         879         335          53            78             --          1,345
Bad debt expense                     --         944          --            --             --            944
Interest expense                    241         256          --            26             --            523
Interest income                     (17)         (1)         --           (26)            --            (44)
                              ----------  ----------  ---------  -------------  -------------  -------------
Segment net income (loss)     $     673         264         325          (775)           (70)           417
                              ==========  ==========  =========  =============  =============  =============

Total assets                     N/A          20,632    N/A             42,979       N/A             63,611
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

RESULTS  OF  OPERATIONS

The Company reported net income of $532,000 for the three months ended March 31, 2001, compared to net income of $417,000 for the quarter ended March 31, 2000. The increase in net income is attributed to the factors discussed below.

Flight revenue increased $4,872,000, or 37.9%, from $12,864,000 for the three months ended March 31, 2000, to $17,736,000 for the three months ended March 31, 2001. Flight revenue for Mercy Air increased 97.3% in the first quarter of 2001 compared to the first quarter of 2000, primarily due to the acquisition of ARCH Air Medical Service, Inc. (ARCH) in April 2000. For the first quarter of 2001, flight revenue for ARCH totaled $3,986,000. Without the ARCH acquisition, Mercy Air's flight revenue increased 13.6%, due to the addition of two new bases during the second quarter of 2000. Revenue related to these two new bases for the quarter ended March 31, 2001, was $615,000. Transport volume for Mercy Air's other base operations was consistent with the prior year. Flight revenue for the Air Medical Services Division increased 3.1% due to annual price increases in contracts with hospital clients. Flight volume for Air Medical Services Division contracts was consistent with the prior year.

Sales of medical interiors and products increased $343,000, or 23.3%, from $1,475,000 for the three months ended March 31, 2000, to $1,818,000 for the first quarter of 2001. Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for five commercial customers. Revenue by product line was as follows:
- $812,000 -manufacture and installation of modular, multi-functional interiors
-    $875,000  -  manufacture  of  multi-mission  interiors
-    $131,000  -  design  and  manufacture  of  other  aerospace  products

Significant projects in 2000 included manufacture of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a Spinal Cord Injury Transport System (SCITS) for the U.S. Air Force. Revenue by product line was as follows:
-    $1,251,000  -  design  and  manufacture  of  multi-mission  interiors
-    $224,000  -  design  and  manufacture  of  other  aerospace  products

Cost of medical interiors and products increased by 14.4% for the three months ended March 31, 2001, as compared to the previous year. The increase is consistent with the increase in related product revenue over the same period. In addition, the average net margin earned on projects during the first quarter of 2001 was 31% compared to 26% in 2000, primarily due to the maturity of product lines presently being manufactured.

Parts and maintenance sales and services increased 38.9% for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. Parts sales in the first quarter of 2001 included $183,000 for the sale of an autopilot system to an Air Medical Services Division customer. Cost of parts and maintenance sales and services for the quarter also increased accordingly.

In the quarter ended March 31, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and fringe benefits) increased 46.1% for the three months ended March 31, 2001, compared to 2000. Flight center costs related to Mercy Air's operations increased 120.9% in the first quarter of 2001, primarily due to the acquisition of ARCH in April 2000. Flight center costs for ARCH in the first quarter of 2001 totaled $1,288,000. Excluding the impact of the ARCH transaction, Mercy Air's flight center costs increased 35.1%, primarily the result of adding two new bases in 2000 and hiring staff for a third new base to open in the second quarter of 2001. Flight center costs for the Air Medical Services Division increased 9.8% primarily due to increases in salaries for merit pay raises, in the cost of employee health insurance coverages paid by the Company, and in supplemental contributions to the employee defined contribution retirement plan effective July 2000.

Aircraft operating expenses increased 43.2% for the three months ended March 31, 2001, in comparison to the three months ended March 31, 2000. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Since the first quarter of 2000, the Company has added twelve aircraft to its fleet, including eight as part of the ARCH acquisition. Aircraft operating expenses for the ARCH fleet totaled $1,018,000 in the first quarter of 2001. Excluding the effect of the ARCH aircraft, expenses increased 12.0% in 2001. The change reflected an increase in the Company's hull and liability insurance rates effective July 2000, due to general insurance market conditions.

Depreciation and amortization expense decreased 1.3% for the three months ended March 31, 2001, compared to 2000. The increase in depreciation for the addition of ARCH's buildings and equipment was offset in the qurater by the disposition of a Bell 222 helicopter during 2000 and the elimination of depreciation on assets which are fully depreciated. In addition, expenses in the first quarter of 2001 included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego, compared to three months in the first quarter of 2000. All of the aircraft added to the fleet since March 2000 are under operating lease arrangements.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increase of 66.3% in 2001 compared to 2000 reflects the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $604,000 for the first quarter of 2001. The increase in bad debt expense related to Mercy Air's California and Nevada operations was consistent with the increase in transport volume. Bad debt expense related to the Air Medical Services Division was not significant in either 2001 or 2000.

General and administrative expenses increased 31.4% for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 11.5%, primarily due to merit pay increases and changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

The Company recorded no tax provision in the quarter ended March 31, 2001, primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. The remaining deferred tax asset at March 31, 2001, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.

FINANCIAL  CONDITION

Net working capital increased from $7,735,000 at December 31, 2000, to $8,549,000 at March 31, 2001, primarily due to a shift in contract billings from billings in excess of cost to costs in excess of billings during the first quarter. In December 2000, the Company had received a downpayment to begin work on a $1.9 million contract. By the end of March 2001, the Company had completed approximately 45% of this project. Cash and cash equivalents decreased $2,525,000 from $4,107,000 to $1,582,000 over the same period, for the reasons discussed below.

Cash used by operations totaled $505,000 compared to $1,775,000 generated by operations in 2000. The change is attributable to a decrease in accrued liabilities and to the shift in contract billings discussed above. The decrease in other accrued liabilities is the result of a reduction in accrued salaries and wages due to the timing of the last payroll date prior to the end of the quarter.

Cash used for investing activities totaled $595,000 in 2001, compared to $1,054,000 in 2000. Equipment acquisitions during the first quarter of 2001 consisted primarily of rotable equipment purchases and upgrades to existing equipment. The cost of equipment acquisitions was offset in part during the quarter by proceeds from the sale of one of the Company's airplanes. In the first quarter of 2000, significant equipment acquisitions included a Bell 222 helicopter for the Mercy Air fleet.

Financing activities used $1,425,000 in cash in 2001, compared to generating $499,000 in 2000. The primary uses of cash in the first quarter of 2001 were regularly scheduled payments of long-term debt and reduction of the outstanding balance on the Company's line of credit. In 2000 payments for long-term debt and purchases of common stock were offset by proceeds from the issuance of common stock and new note agreements.

OUTLOOK  2001

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

Six hospital contracts are due for renewal in 2001. Two of the contracts were renewed during the first quarter, both for additional five-year terms; renewals on the other four contracts are still pending. During the first quarter the Company entered into two agreements to expand services with current hospital customers in Texas and Arizona with the deployment of additional aircraft. A third Bell 412 helicopter was added to the operations in Texas during the first quarter, and a third Bell 407 helicopter is expected to be added to the operations in Arizona during the second quarter. The Company expects 2001 flight activity for current hospital contracts to remain consistent with historical levels.

Mercy  Air  Service

The Company expects flight volume for Mercy Air's operations to be consistent with historical levels during the remainder of 2001, subject to seasonal, weather-related fluctuations, with increases for a full year of operations within the ARCH subsidiary. The Company expects to open a second base in Illinois as part of the ARCH operations during 2001 and to begin fixed wing operations out of its Mercy Air headquarters in California during the second quarter of 2001.

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

There can be no assurance that the Company will continue to renew operating agreements for the Air Medical Services Division, generate new profitable contracts for the Products Division, or expand flight volume for Mercy Air. However, based on the anticipated level of flight activity for its hospital customers and Mercy Air and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2001.

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

- Department of Defense funding - Two of the significant projects in process for the Products Division, HH-60L and SCITS, are both dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or SCITS units could have a material adverse impact on Products Division revenue.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Based on the amounts outstanding at March 31, 2001, the annual impact of a 1% change in interest rates would be approximately $5,000. Interest rates on these instruments approximate current market rates as of March 31, 2001.

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

                     None

             (b)     Reports  on  Form  8-K

                     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AIR  METHODS  CORPORATION



Date: May 11, 2001                  By  \s\  Aaron  D.  Todd
                                      ------------------------------------------
                                      On behalf of the Company, and as Principal
                                      Financial and Accounting Officer