Form 10-Q
period 2001-06-30
AIR METHODS CORP
filed 2001-08-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001
                                ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________


                         Commission file number  0-16079
                                                --------


                            AIR METHODS CORPORATION
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)


              Delaware                                  84-0915893
              --------                                  ----------
   (State or Other Jurisdiction of                  (I.R.S.  Employer
    Incorporation or Organization)                Identification  Number)


7301 South Peoria, Englewood, Colorado                     80112
--------------------------------------                     -----
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


The number of shares of Common Stock, par value $.06, outstanding as of July 27, 2001, was 8,398,229.

                                TABLE OF CONTENTS



PART I.  FINANCIAL  INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets - June 30, 2001 and
                    December 31, 2000                                          1

                  Consolidated Statements of Operations for the
                    three and six months ended June 30, 2001 and 2000          3

                  Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2001 and 2000                    4

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results  of  Operations            9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk  13


PART II. OTHER INFORMATION

         Item 1.  Legal  Proceedings                                          14

         Item 2.  Changes  in  Securities                                     14

         Item 3.  Defaults upon Senior Securities                             14

         Item 4.  Submission of Matters to a Vote of Security Holders         14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                    15

                                PART I: FINANCIAL INFORMATION

                          ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                         (UNAUDITED)



                                                                    JUNE 30,   DECEMBER 31,
                                                                      2001         2000
                                                                   ----------  -------------
Assets
------
Current assets:
 Cash and cash equivalents                                         $     993          4,107
 Current installments of notes receivable                                114            108
 Receivables:
   Trade                                                              21,112         17,980
   Less allowance for doubtful accounts                               (5,348)        (4,231)
                                                                   ----------  -------------
                                                                      15,764         13,749

   Insurance proceeds                                                    523            499
   Other                                                                 515            862
                                                                   ----------  -------------
                                                                      16,802         15,110
                                                                   ----------  -------------

 Inventories                                                           3,188          3,142
 Work-in-process on medical interiors and products contracts             162            193
 Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                 363             --
 Prepaid expenses and other                                            1,091          1,024
                                                                   ----------  -------------

     Total current assets                                             22,713         23,684
                                                                   ----------  -------------

Equipment and leasehold improvements:
 Flight and ground support equipment                                  69,127         67,819
 Furniture and office equipment                                        5,730          5,541
                                                                   ----------  -------------
                                                                      74,857         73,360
 Less accumulated depreciation and amortization                      (28,160)       (26,001)
                                                                   ----------  -------------

     Net equipment and leasehold improvements                         46,697         47,359
                                                                   ----------  -------------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $1,000 and $922 at June
 30, 2001 and December 31, 2000, respectively                          3,068          1,921
Notes receivable, less current installments                              561            618

Other assets, net of accumulated amortization of $751 and $1,721
 at June 30, 2001 and December 31, 2000, respectively                  1,717          1,668
                                                                   ----------  -------------
     Total assets                                                  $  74,756         75,250
                                                                   ==========  =============

                                                                                 (Continued)
See accompanying notes to consolidated financial statements.

                                AIR METHODS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS, CONTINUED
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                              (UNAUDITED)



                                                                               JUNE 30,   DECEMBER 31,
                                                                                 2001         2000
                                                                              ----------  ------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
 Notes payable                                                                $   1,418          1,000
 Current installments of long-term debt                                           3,585          3,571
 Current installments of obligations under capital leases                           341            331
 Accounts payable                                                                 1,223          2,065
 Accrued overhaul and parts replacement costs                                     3,279          4,143
 Deferred revenue                                                                   994          1,071

 Billings in excess of costs and estimated earnings on uncompleted contracts         --          1,011
 Deferred income taxes                                                               --             55
 Other accrued liabilities                                                        3,077          2,702
                                                                              ----------  ------------

     Total current liabilities                                                   13,917         15,949

Long-term debt, less current installments                                        15,736         17,504
Obligations under capital leases, less current installments                       3,070          3,235
Accrued overhaul and parts replacement costs                                      8,759          7,901
Other liabilities                                                                 1,615          1,245
                                                                              ----------  ------------

     Total liabilities                                                           43,097         45,834
                                                                              ----------  ------------
Stockholders' equity (note 3):

 Preferred stock, $1 par value.  Authorized 5,000,000 shares, none issued            --             --

 Common stock, $.06 par value. Authorized 16,000,000
   shares; issued 9,084,962 and 9,084,515 shares at
   June 30, 2001 and December 31, 2000, respectively                                545            545
 Additional paid-in capital                                                      50,144         50,113
 Accumulated deficit                                                            (18,988)       (21,200)
 Treasury stock at par, 701,576 common shares at June
   30, 2001 and December 31, 2000                                                   (42)           (42)
                                                                              ----------  ------------

     Total stockholders' equity                                                  31,659         29,416
                                                                              ----------  ------------

     Total liabilities and stockholders' equity                               $  74,756         75,250
                                                                              ==========  ============

See accompanying notes to consolidated financial statements.

                                     AIR METHODS CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                         JUNE  30,                JUNE  30,
                                                                  -----------------------------------------------
                                                                     2001         2000        2001        2000
                                                                  -----------  ----------  ----------  ----------
Revenue:
 Flight revenue                                                   $   21,009      17,419      38,745      30,283
 Sales of medical interiors and products                               2,168       1,753       3,986       3,228
 Parts and maintenance sales and services                                353         318         703         570
 Gain on disposition of assets, net                                        3          --         113          --
                                                                  -----------  ----------  ----------  ----------
                                                                      23,533      19,490      43,547      34,081
                                                                  -----------  ----------  ----------  ----------
Operating expenses:
 Flight centers                                                        6,753       5,366      13,463       9,959
 Aircraft operations                                                   5,050       4,108       9,734       7,380
 Aircraft rental                                                       1,005         736       1,941       1,286
 Medical interiors and products sold                                   1,650       1,153       2,879       2,227
 Cost of parts and maintenance sales and services                        303         266         615         485
 Depreciation and amortization                                         1,318       1,384       2,645       2,729
 Bad debt expense                                                      2,850       1,996       4,420       2,940
 General and administrative                                            2,477       2,007       4,734       3,725
                                                                  -----------  ----------  ----------  ----------
                                                                      21,406      17,016      40,431      30,731
                                                                  -----------  ----------  ----------  ----------

     Operating income                                                  2,127       2,474       3,116       3,350

Other income (expense):
 Interest expense                                                       (495)       (528)     (1,023)     (1,051)
 Interest income                                                          30          53          82          97
 Other, net                                                               18          16          37          36
                                                                  -----------  ----------  ----------  ----------

     Net income                                                   $    1,680       2,015       2,212       2,432
                                                                  ===========  ==========  ==========  ==========

Basic income per common share                                     $      .20         .24         .26         .29
                                                                  ===========  ==========  ==========  ==========

Diluted income per common share                                   $      .20         .24         .26         .28
                                                                  ===========  ==========  ==========  ==========

Weighted average number of common shares  outstanding
- basic                                                            8,383,265   8,309,855   8,383,130   8,295,818
                                                                  ===========  ==========  ==========  ==========

Weighted average number of common shares   outstanding
- diluted                                                          8,590,513   8,544,571   8,605,098   8,586,995
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

                                     AIR METHODS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (AMOUNTS IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             -------------------------
                                                                                                   2001     2000
                                                                                                 --------  -------
Cash flows from operating activities:
 Net income                                                                                      $ 2,212    2,432
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                                           2,645    2,729
   Vesting of common stock options issued for services                                                30       30
   Bad debt expense                                                                                4,420    2,940
   Gain on retirement and sale of equipment, net                                                    (113)      --
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses and other current assets                                (67)      86
     Increase in receivables                                                                      (6,112)  (5,796)
     Decrease (increase) in parts inventories                                                        (46)     137

     Increase in work-in-process on medical interiors and costs in excess of billings               (332)    (184)

     Decrease in accounts payable, other accrued liabilities, and deferred income taxes           (1,544)     (81)

     Increase (decrease) in deferred revenue, billings in excess of cost, and other liabilities     (735)     925
     Increase (decrease) in accrued overhaul and parts replacement costs                             (32)     242
                                                                                                 --------  -------
       Net cash provided by operating activities                                                     326    3,460
                                                                                                 --------  -------

Cash flows from investing activities:
 Acquisition of net assets of Area Rescue Consortium of Hospitals and   SkyLife
 Aviation LLC                                                                                         --   (2,367)
 Acquisition of equipment and leasehold improvements                                              (1,898)  (1,742)
 Proceeds from disposition and sale of equipment                                                     207       --
 Increase in notes receivable and other assets                                                      (259)    (231)
                                                                                                 --------  -------
       Net cash used by investing activities                                                      (1,950)  (4,340)
                                                                                                 --------  -------

                                                                                                       (Continued)
See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                             2001     2000
                                                           --------  -------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net               $     1      981
 Payments for purchases of common stock                         --     (927)
 Net borrowings (payments) under short-term notes payable      418      300
 Proceeds from issuance of debt                                 --    3,350
 Payments of long-term debt                                 (1,754)  (1,565)
 Payments of capital lease obligations                        (155)    (191)
                                                           --------  -------
     Net cash provided (used) by financing activities       (1,490)   1,948
                                                           --------  -------

Increase (decrease) in cash and cash equivalents            (3,114)   1,068

Cash and cash equivalents at beginning of period             4,107    2,242
                                                           --------  -------

Cash and cash equivalents at end of period                 $   993    3,310
                                                           ========  =======

Non-cash  investing  and  financing  activities:

In the six months ended June 30, 2000, the Company assumed a capital lease obligation of $1,568 to finance the buyout of a helicopter.

In the six months ended June 30, 2001, the Company recognized a total liability of $1,500 as additional consideration for the purchase of ARCH Air Medical Service, Inc. (ARCH). During the second quarter of 2001, the Company determined that the payment of this consideration, which was based on the cash flows of post-acquisition ARCH operations, was reasonably assured based on receivable collection trends to date.


See  accompanying  notes  to  consolidated  financial  statements.

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000.


(2)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                    2001       2000
                                                                  ---------  ---------
FOR QUARTER ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    8,383,265  8,309,855
  Dilutive effect of:
   Common stock options                                             185,296    209,953
   Common stock warrants                                             21,952     24,763
                                                                  ---------  ---------
  Weighted average number of common shares outstanding - diluted  8,590,513  8,544,571
                                                                  =========  =========
FOR SIX MONTHS ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    8,383,130  8,295,818
  Dilutive effect of:
    Common stock options                                            200,545    261,255
    Common stock warrants                                            21,423     29,922
                                                                  ---------  ---------
  Weighted average number of common shares outstanding - diluted  8,605,098  8,586,995
                                                                  =========  =========

     Common stock options totaling 173,825 and 104,414 were not included in the diluted income per share calculation for the quarters ended June 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive. Common stock options totaling 173,825 and 18,988 were not included in the diluted income per share calculation for the six months ended June 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2001, consisted of the following (amounts in thousands except share amounts):


                                                              Shares
                                                            Outstanding  Amount
                                                            -----------  -------
Balance at January 1, 2001                                    8,382,939  $29,416

Issuance of common shares for options & warrants exercised          447        1
Vesting of common stock options for services rendered                --       30
Net income                                                                 2,212
                                                            -----------  -------

Balance at June 30, 2001                                      8,383,386  $31,659
                                                            ===========  =======



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

                                   Air
                                 Medical
                                 Services    Mercy   Products   Corporate   Intersegment
FOR QUARTER ENDED JUNE 30:       Division     Air    Division  Activities   Eliminations   Consolidated
------------------------------  ----------  -------  --------  -----------  -------------  -------------
2001
External revenue                $   9,777   12,148      1,608          --             --         23,533
Intersegment revenue                   12       --        629          --           (641)            --
                                ----------  -------  --------  -----------  -------------  -------------
Total revenue                       9,789   12,148      2,237          --           (641)        23,533
                                ----------  -------  --------  -----------  -------------  -------------

Operating expenses                  8,063    7,105      1,825         771           (544)        17,220
Depreciation & amortization           736      456         50          76             --          1,318
Bad debt expense                       --    2,850         --          --             --          2,850
Interest expense                      215      279         --           1             --            495
Interest income                       (18)      (2)        --         (10)            --            (30)
                                ----------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $     793    1,460        362        (838)           (97)         1,680
                                ==========  =======  ========  ===========  =============  =============

Total assets                          N/A   29,495        N/A      45,261             N/A        74,756
                                ==========  =======  ========  ===========  =============  =============

2000
External revenue                $   8,390    9,233      1,760         107             --         19,490
Intersegment revenue                    3       --        382          --           (385)            --
                                ----------  -------  --------  -----------  -------------  -------------
Total revenue                       8,393    9,233      2,142         107           (385)        19,490
                                ----------  -------  --------  -----------  -------------  -------------

Operating expenses                  6,651    4,981      1,577         733           (322)        13,620
Depreciation & amortization           873      380         54          77             --          1,384
Bad debt expense                       --    1,996         --          --             --          1,996
Interest expense                      247      275         --           6             --            528
Interest income                       (17)      (2)        --         (34)            --            (53)
                                ----------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $     639    1,603        511        (675)           (63)         2,015
                                ==========  =======  ========  ===========  =============  =============

Total assets                           N/A  27,283        N/A      45,076             N/A        72,359
                                ==========  =======  ========  ===========  =============  =============

FOR SIX MONTHS ENDED JUNE 30:
2001
External revenue                $  18,419   21,699      3,429          --             --         43,547
Intersegment revenue                   13       --      1,385          --         (1,398)            --
                                ----------  -------  --------  -----------  -------------  -------------
Total revenue                      18,432   21,699      4,814          --         (1,398)        43,547
                                ----------  -------  --------  -----------  -------------  -------------

Operating expenses                 15,122   14,031      3,754       1,620         (1,198)        33,329
Depreciation & amortization         1,476      917         98         154             --          2,645
Bad debt expense                       --    4,420         --          --             --          4,420
Interest expense                      441      577         --           5             --          1,023
Interest income                       (37)      (3)        --         (42)            --            (82)
                                ----------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $   1,430    1,757        962      (1,737)          (200)         2,212
                                ==========  =======  ========  ===========  =============  =============

Total assets                           N/A  29,495        N/A      45,261             N/A        74,756
                                ==========  =======  ========  ===========  =============  =============

2000
External revenue                $  16,486   14,245      3,235         115             --         34,081
Intersegment revenue                    3       --        789          --           (792)            --
                                ----------  -------  --------  -----------  -------------  -------------
Total revenue                      16,489   14,245      4,024         115           (792)        34,081
                                ----------  -------  --------  -----------  -------------  -------------
Operating expenses                 12,971    8,195      3,081       1,438           (659)        25,026
Depreciation & amortization         1,752      715        107         155             --          2,729
Bad debt expense                       --    2,940         --          --             --          2,940
Interest expense                      488      531         --          32             --          1,051
Interest income                       (34)      (3)        --         (60)            --            (97)
                                ----------  -------  --------  -----------  -------------  -------------
Segment net income (loss)       $   1,312    1,867        836      (1,450)          (133)         2,432
                                ==========  =======  ========  ===========  =============  =============

Total assets                          N/A   27,283        N/A      45,076             N/A        72,359
                                ==========  =======  ========  ===========  =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans,""estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's air medical services and products markets, the continuation and/or renewal of air medical service contracts, the acquisition of new and profitable Products Division contracts, the volume of Mercy Air's operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.


RESULTS  OF  OPERATIONS

The Company reported net income of $1,680,000 and $2,212,000 for the three and six months ended June 30, 2001, respectively, compared to net income of $2,015,000 and $2,432,000 for the three and six months ended June 30, 2000, respectively.

Flight revenue increased $3,590,000, or 20.6%, and $8,462,000, or 27.9%, for the three and six months ended June 30, 2001, respectively, compared to 2000. Flight revenue for Mercy Air increased 32.3% and 54.9% in the three and six months ended June 30, 2001, respectively, compared to 2000, primarily due to the acquisition of ARCH in April 2000. Flight revenue for ARCH for the three and six months ended June 30, 2001, totaled $5,247,000 and $9,233,000, respectively, compared to $3,096,000 from the acquisition date through June 30, 2000. Absent the impact of the ARCH acquisition, flight revenue for Mercy Air increased 12.6% and 13.1% for the quarter and six months, respectively, due to the addition of two new bases during the second quarter of 2000 and one new base in the second quarter of 2001. Revenue related to these three new bases for the quarter and six months ended June 30, 2001, was $610,000 and $1,225,000, respectively, compared to $178,000 generated in the second quarter of 2000. Transport volume for Mercy Air's other bases was consistent with the prior year. Flight revenue for the Air Medical Services Division increased 9.6% and 6.4% for the three and six months ended June 30, 2001, primarily due to annual price increases in contracts with hospital clients. Flight volume for continuing contracts also increased 12.8% and 6.9% in the three- and six-month periods of 2001 compared to the prior year. A decrease in revenue from the discontinuation of one contract in 2000 was offset during the three and six months ended June 30, 2001, by the expansion of two existing contracts to new satellite locations.

Sales of medical interiors and products increased $415,000, or 23.7%, and $758,000, or 23.5%, for the three and six months ended June 30, 2001, compared to 2000. Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for six commercial customers. Revenue by product line for the quarter and six months ended June 30, 2001, respectively, was as follows:
-    $804,000 and $1,679,000 - design and manufacture of multi-mission interiors
- $1,256,000 and $2,068,000 - manufacture and installation of modular, multi-functional interiors
-    $108,000  and $239,000 - design and manufacture of other aerospace products

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

Cost of medical interiors and products increased by 43.1% and 29.3% for the three and six months ended June 30, 2001, as compared to the previous year, reflecting the increase in volume of sales during the three and six-month periods. Projects during the second quarter of 2001 included the manufacture and installation of a multi-functional medical interior for an Air Medical Services Division customer. The margin earned on this project, which accounted for approximately 25% of the revenue during the second quarter, was 40% below the average margin for other projects in process during the six months ended June 30, 2001.

Parts and maintenance sales and services increased 11.0% and 23.3% for the quarter and six months ended June 30, 2001, respectively, compared to 2000. Parts sales in 2001 included $183,000 for the sale of an autopilot system to an Air Medical Services Division customer. Cost of parts and maintenance sales and services for the quarter and six months also increased accordingly.

In the six months ended June 30, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and fringe benefits) increased 25.8% and 35.2% for the three and six months ended June 30, 2001, respectively, compared to 2000. Flight center costs for Mercy Air increased 32.3% and 69.0% in the three and six months ended June 30, 2001. Flight center costs related to ARCH for the three and six months ended June 30, 2001, totaled $1,416,000 and $2,704,000, compared to $819,000 from the acquisition date through June 30, 2000. Without the effect of the ARCH acquisition, Mercy Air's flight center costs increased 19.5% and 27.0% for the three and six months ended June 30, 2001, respectively, due to the addition of personnel to staff the new base locations described above. Flight center costs for the Air Medical Services Division increased 16.2% and 12.9% for the three and six months, respectively, primarily due to increases in salaries for merit pay raises, in the cost of employee health insurance coverages paid by the Company, and in supplemental contributions to the employee defined contribution retirement plan effective July 2000.

Aircraft operating expenses increased by 22.9% and 31.9% for the three and six months ended June 30, 2001, respectively, in comparison to the three and six months ended June 30, 2000. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. Since the second quarter of 2000, the Company has added twelve aircraft to its fleet, including eight as part of the ARCH acquisition. Aircraft operating expenses for the ARCH fleet totaled $839,000 and $1,857,000 in the three and six months ended June 30, 2001, compared to $417,000 from the acquisition date through June 30, 2000. Excluding the effect of the ARCH aircraft, expenses increased 14.1% and 13.1% in three and six months ended June 30, 2001, respectively. The change reflected an increase in the Company's hull and liability insurance rates effective July 2000, due to overall insurance market conditions and an increase in expenditures for on-condition aircraft parts for Mercy Air's fleet.

Aircraft rental expense increased 36.5% and 50.9% for the three and six months ended June 30, 2001, respectively, in comparison to the three and six months ended June 30, 2000. Lease expense for ARCH aircraft totaled $311,000 and $621,000 for the three and six months ended June 30, 2001, respectively, compared to $179,000 from the acquisition date through June 30, 2000. Lease expense for the remainder of the fleet was relatively unchanged in 2001 compared to 2000.

Depreciation and amortization expense decreased 4.8% and 3.1% for the three and six months ended June 30, 2001, respectively. The increase in depreciation for the addition of ARCH's buildings and equipment was offset in the quarter and six months by the disposition of a Bell 222 helicopter during 2000 and the elimination of depreciation on assets which are fully depreciated. In addition, expenses in the six months ended June 30, 2001, included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego, compared to six months in 2000.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. The increases of 42.8% and 50.3% for the three and six months ended June 30, 2001, respectively, compared to 2000 reflect the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $1,188,000 and $1,792,000 for the three and six months ended June 30, 2001, respectively, compared to $1,177,000 from the acquisition date through June 30, 2000. Bad debt expense as a percentage of Mercy Air's consolidated flight revenue increased 1.8% for the quarter ended June 30, 2001, compared to the second quarter of 2000, and decreased 0.6% for the six months ended June 30, 2001, compared to the prior year. Bad debt expense related to the Air Medical Services or Products Divisions was not significant in either 2001 or 2000.

General and administrative expenses increased 23.4% and 27.1% for the quarter and six months ended June 30, 2001, compared to 2000, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 9.1% and 10.3% for the three and six months, respectively. This increase is primarily due to changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

The Company recorded no tax provision in the three and six months ended June 30, 2001, primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. The remaining deferred tax asset at June 30, 2001, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.


FINANCIAL CONDITION

Net working capital increased from $7,735,000 at December 31, 2000, to $8,796,000 at June 30, 2001, primarily due to an increase in receivables and a decrease in billings in excess of costs during the first six months of 2001. In December 2000, the Company had received a downpayment to begin work on a $1.9 million contract. By the end of June 2001, the Company had completed over 90% of this project, resulting in the decrease in billings in excess of costs. The increase in receivables is attributable to increased revenues for all three divisions. Cash and cash equivalents decreased $3,114,000 from $4,107,000 to $993,000 over the same period, for the reasons discussed below.

Cash generated from operations decreased to $326,000 in 2001 from $3,460,000 in 2000. The decrease is due in part to the decrease in billings in excess of costs described above and to a reduction in other accrued liabilities and accounts payable. The decrease in other accrued liabilities and accounts payable at June 30, 2001, compared to December 31, 2000, is related to the timing of the final check run at the end of 2000.

Cash used for investing activities totaled $1,950,000 in 2001, compared to $4,340,000 in 2000. Investment activities in 2000 included the acquisition of ARCH assets. Equipment acquisitions during the first six months of 2001 consisted primarily of rotable equipment purchases and upgrades to existing equipment.

Financing activities used $1,490,000 in cash in 2001, compared to generating $1,948,000 in 2000. The primary uses of cash in 2001 were regularly scheduled payments of long-term debt and capital lease obligations. In 2000 payments for long-term debt and purchases of common stock were offset by proceeds from the issuance of common stock and new note agreements.


OUTLOOK 2001

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

Six hospital contracts are due for renewal in 2001. Two of the contracts were renewed during the first quarter, both for additional five-year terms. In July 2001 the Company renewed a third contract for an additional five-year term and expanded services under the contract to a third base in Iowa with operations scheduled to begin during the fourth quarter of 2001. Renewals on the other three contracts are still pending. Also in July 2001, the Company entered into a five-year contract to maintain and operate four medically equipped Beech King Air E-90 fixed-wing aircraft for a customer in Arizona effective August 1, 2001. The Company expects 2001 flight activity for current hospital contracts to remain consistent with historical levels.

Mercy  Air  Service

The Company expects flight volume for Mercy Air's operations to be consistent with historical levels during the remainder of 2001, subject to seasonal, weather-related fluctuations, with increases for a full year of operations within the ARCH subsidiary. The Company opened a second base in Illinois within the ARCH system and began fixed wing operations out of its Mercy Air headquarters in California during the second quarter of 2001.

Products  Division

During the second quarter of 2001, the Company was awarded a contract for five HH-60L (formerly known as UH-60Q) Multi-Mission Medevac Systems. Production is expected to be completed in the first quarter of 2002. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2001 or in future periods.

The Development Contract of the SCITS program for the U.S. Air Force (USAF) was completed early in the third quarter of 2001. During the third quarter, the Company received notification that the USAF does not intend to exercise its option on a production contract for SCITS at this time.

As of the end of the second quarter of 2001, the Products Division had work in process under eight contracts, including the HH-60L contract described above, to manufacture medical interior systems for multiple types of aircraft. Work is expected to continue through the first quarter of 2002. Revenue remaining to be recognized on all contracts totals approximately $4,000,000.

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

- Department of Defense funding - One of the significant projects in process for the Products Division, HH-60L, is dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L units could have a material adverse impact on Products Division revenue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Based on the amounts outstanding at June 30, 2001, the annual impact of a 1% change in interest rates would be approximately $14,000. Interest rates on these instruments approximate current market rates as of June 30, 2001.

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          Not  Applicable

ITEM  2.  CHANGES  IN  SECURITIES

          Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2001 Annual Meeting of Stockholders was held on June 27, 2001. At the meeting, Messrs. George W. Belsey, Major General Carl H. McNair, Jr. (Retired), and Donald R. Segner were elected to Class III directorships. Voting results were as follows:


                                                          Total  Vote
                                         Total Vote For  Withheld From
                                         Each Director   Each Director
                                         --------------  -------------

          George W. Belsey                    7,742,588         24,197
          MG Carl H. McNair, Jr. (Ret.)       7,741,939         24,846
          Donald R. Segner                    7,742,939         23,846



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


                                      AIR METHODS CORPORATION



Date: August 14, 2001                 By  /s/  Aaron  D.  Todd
                                      ------------------------------------------
                                      Aaron  D.  Todd
                                      On  behalf  of  the  Company,  and  as
                                      Principal Financial and Accounting Officer