Form 10-Q
period 2001-09-30
AIR METHODS CORP
filed 2001-11-13
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                    FORM 10-Q



(Mark  One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2001
                               -------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                    to
                                  --------------------   -----------------------

                         Commission file number 0-16079
                                               ---------


                            AIR METHODS CORPORATION
                           -------------------------
             (Exact name of Registrant as Specified in Its Charter)


           Delaware                                    84-0915893
 ------------------------------                 -----------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

7301  South  Peoria,  Englewood,  Colorado                    80112
--------------------------------------------               -----------
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


The number of shares of Common Stock, par value $.06, outstanding as of October 26, 2001, was 8,419,881.

                                TABLE OF CONTENTS



PART  I.  FINANCIAL  INFORMATION

          Item  1.  Consolidated  Financial  Statements

                    Consolidated Balance Sheets - September 30, 2001
                      and December 31, 2000                                    1

                    Consolidated Statements of Operations for the three
                      and nine months ended September 30, 2001 and 2000        3

                    Consolidated  Statements  of  Cash Flows for the
                      nine months ended  September 30, 2001 and 2000           4

                    Notes  to  Consolidated  Financial  Statements             6

          Item  2.  Management's  Discussion  and Analysis of Financial
                      Condition and  Results  of  Operations                   9

          Item  3.  Quantitative and Qualitative Disclosures about Market
                      Risk                                                    14


PART  II. OTHER  INFORMATION

          Item  1.  Legal  Proceedings                                        15

          Item  2.  Changes  in  Securities                                   15

          Item  3.  Defaults  upon  Senior  Securities                        15

          Item  4.  Submission of Matters to a Vote of Security Holders       15

          Item  5.  Other  Information                                        15

          Item  6.  Exhibits  and  Reports  on  Form  8-K                     15


SIGNATURES                                                                    16

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        2001            2000
                                                                   ------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                        $          527          4,107
  Current installments of notes receivable                                    117            108
  Receivables:
    Trade                                                                  20,689         17,980
    Less allowance for doubtful accounts                                   (5,800)        (4,231)
                                                                   ------------------------------
                                                                           14,889         13,749

    Insurance proceeds                                                        218            499
    Other                                                                     628            862
                                                                   ------------------------------
                                                                           15,735         15,110
                                                                   ------------------------------

  Inventories                                                               3,326          3,142
  Work-in-process on medical interiors and products contracts                 441            193
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                     866             --
  Prepaid expenses and other                                                2,437          1,024
                                                                   ------------------------------

          Total current assets                                             23,449         23,684
                                                                   ------------------------------

Equipment and leasehold improvements:
  Flight and ground support equipment                                      71,215         67,819
  Furniture and office equipment                                            5,811          5,541
                                                                   ------------------------------
                                                                           77,026         73,360
  Less accumulated depreciation and amortization                          (29,355)       (26,001)
                                                                   ------------------------------

          Net equipment and leasehold improvements                         47,671         47,359
                                                                   ------------------------------

Excess of cost over the fair value of net assets acquired, net of accumulated amortization of $1,048 and $922 at September 30,
  2001 and December 31, 2000, respectively                                  3,021          1,921
Notes receivable, less current installments                                   550            618
Other assets, net of accumulated amortization of $797 and $1,721
  at September 30, 2001 and December 31, 2000, respectively                 1,772          1,668
                                                                   ------------------------------

          Total assets                                             $       76,463         75,250
                                                                   ==============================

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS, CONTINUED
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2001            2000
                                                               -------------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Notes payable                                                     $     364          1,000
   Current installments of long-term debt                                3,433          3,571
   Current installments of obligations under capital leases                346            331
   Accounts payable                                                      1,552          2,065
   Accrued overhaul and parts replacement costs                          3,112          4,143
   Deferred revenue                                                      1,018          1,071
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                  --          1,011
   Deferred income taxes                                                    --             55
   Other accrued liabilities                                             2,916          2,702
                                                               -------------------------------

             Total current liabilities                                  12,741         15,949

Long-term debt, less current installments                               14,989         17,504
Obligations under capital leases, less current installments              2,963          3,235
Accrued overhaul and parts replacement costs                            10,345          7,901
Other liabilities                                                        1,451          1,245
                                                               -------------------------------

             Total liabilities                                          42,489         45,834

Stockholders' equity (note 3):
   Preferred stock, $1 par value.  Authorized 5,000,000 shares,
     none issued                                                            --             --
   Common stock, $.06 par value. Authorized 16,000,000
     shares; issued 9,195,387 and 9,084,515 shares at
     September 30, 2001 and December 31, 2000                              552            545
   Additional paid-in capital                                           50,234         50,113
   Accumulated deficit                                                 (16,766)       (21,200)
   Treasury stock, 780,556 and 701,576 common shares at
     September 30, 2001 and December 31, 2000,
     respectively                                                          (46)           (42)
                                                               -------------------------------

             Total stockholders' equity                                 33,974         29,416
                                                               -------------------------------

             Total liabilities and stockholders' equity             $   76,463         75,250
                                                               ===============================


See accompanying notes to consolidated financial statements.

                                      AIR METHODS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                    (UNAUDITED)


                                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                        SEPTEMBER  30,          SEPTEMBER  30,
                                                                  ------------------------------------------------
                                                                      2001         2000        2001        2000
                                                                  ------------------------------------------------
Revenue:
  Flight revenue                                                   $   21,734      19,446      60,479      49,728
  Sales of medical interiors and products                               1,623       1,855       5,609       5,083
  Parts and maintenance sales and services                                588         253       1,291         823
  Gain on disposition of assets, net                                       --         342         110         343
                                                                  ------------------------------------------------
                                                                       23,945      21,896      67,489      55,977
                                                                  ------------------------------------------------
Operating expenses:
  Flight centers                                                        7,355       6,355      20,818      16,314
  Aircraft operations                                                   5,227       5,174      14,958      12,554
  Aircraft rental                                                         951         877       2,892       2,163
  Medical interiors and products sold                                   1,163       1,338       4,042       3,565
  Cost of parts and maintenance sales and services                        533         222       1,148         707
  Depreciation and amortization                                         1,291       1,377       3,936       4,106
  Bad debt expense                                                      2,493       2,237       6,913       5,177
  General and administrative                                            2,265       1,969       6,999       5,694
                                                                  ------------------------------------------------
                                                                       21,278      19,549      61,706      50,280
                                                                  ------------------------------------------------

     Operating income                                                   2,667       2,347       5,783       5,697

Other income (expense):
  Interest expense                                                       (475)       (560)     (1,498)     (1,611)
  Interest and dividend income                                             11          49          93         146
  Other, net                                                               19          17          56          53
                                                                  ------------------------------------------------

     Net income                                                    $    2,222       1,853       4,434       4,285
                                                                  ================================================

Basic income per common share (note 2)                             $      .26         .22         .53         .52
                                                                  ================================================

Diluted income per common share (note 2)                           $      .26         .22         .52         .50
                                                                  ================================================

Weighted average number of common shares outstanding                8,409,297   8,367,698   8,391,852   8,319,778
- basic                                                           ================================================

Weighted average number of common shares outstanding                8,693,832   8,580,505   8,605,986   8,565,682
- diluted                                                         ================================================

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                       2001             2000
                                                                                -------------------------------
Cash flows from operating activities:
 Net income                                                                      $     4,434       $     4,285
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization expense                                               3,936             4,106
   Vesting of common stock options issued for services                                    45                46
   Bad debt expense                                                                    6,913             5,177
   Gain on retirement and sale of equipment, net                                        (110)             (343)
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses and other current assets                 (1,413)               63
     Increase in receivables                                                          (7,538)           (9,909)
     Decrease (increase) in parts inventories                                           (184)               83
     Decrease (increase) in work-in-process on medical interiors and costs in
       excess of billings                                                             (1,114)              255
     Increase (decrease) in accounts payable, other accrued liabilities, and
       deferred income taxes                                                          (1,376)              106
     Increase (decrease) in deferred revenue, billings in excess of cost, and
       other liabilities                                                                (875)              309
     Increase in accrued overhaul and parts replacement costs                            276               709
                                                                                -------------------------------
          Net cash provided by operating activities                                    2,994             4,887
                                                                                -------------------------------

Cash flows from investing activities:
 Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
 Aviation LLC                                                                             --            (2,367)
 Acquisition of equipment and leasehold improvements                                  (2,960)           (3,432)
 Proceeds from retirement and sale of equipment                                          207             1,796
 Increase in notes receivable and other assets                                          (354)             (768)
                                                                                -------------------------------
          Net cash used by investing activities                                       (3,107)           (4,771)
                                                                                -------------------------------

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                        2001             2000
                                                                  -------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net                      $       371       $     2,295
  Payments for purchases of common stock                                  (292)           (2,207)
  Net payments under short-term notes payable                             (636)             (700)
  Proceeds from issuance of debt                                            --             3,773
  Payments of long-term debt                                            (2,653)           (2,733)
  Payments of capital lease obligations                                   (257)             (288)
                                                                  -------------------------------
        Net cash provided (used) by financing activities                (3,467)              140
                                                                  -------------------------------

Increase (decrease) in cash and cash equivalents                        (3,580)              256

Cash and cash equivalents at beginning of period                         4,107             2,242
                                                                  -------------------------------

Cash and cash equivalents at end of period                         $       527       $     2,498
                                                                  ===============================


Non-cash  investing  and  financing  activities:

In the nine months ended September 30, 2000, the Company assumed a capital lease obligation of $1,568 to finance the buyout of a helicopter.

In the nine months ended September 30, 2001, the Company recognized a total liability of $1,500 as additional consideration for the purchase of ARCH Air Medical Service, Inc. (ARCH). During the second quarter of 2001, the Company determined that the payment of this consideration, which was based on the cash flows of post-acquisition ARCH operations, was reasonably assured based on receivable collection trends to date.


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

(2)       INCOME  PER  SHARE
          ------------------

          Basic income per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing income available to common stockholders by all dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                        2001       2000
                                                                     ---------  ---------
FOR QUARTER ENDED SEPTEMBER 30:
     Weighted average number of common shares outstanding - basic     8,409,297  8,367,698
     Dilutive effect of:
       Common stock options                                             249,397    188,293
       Common stock warrants                                             35,138     24,514
                                                                     ---------------------
     Weighted average number of common shares outstanding - diluted   8,693,832  8,580,505
                                                                     =====================

FOR NINE MONTHS ENDED SEPTEMBER 30:
     Weighted average number of common shares outstanding - basic     8,391,852  8,319,778
     Dilutive effect of:
       Common stock options                                             187,666    217,561
       Common stock warrants                                             26,468     28,343
                                                                     ---------------------
     Weighted average number of common shares outstanding - diluted   8,605,986  8,565,682
                                                                     =====================


          Common stock options totaling 14,987 and 103,265 were not included in the diluted income per share calculation for the quarters ended September 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive. Common stock options totaling 49,987 and 18,265 were not included in the diluted income per share calculation for the nine months ended September 30, 2001 and 2000, respectively, because their effect would have been anti-dilutive.

(3)       STOCKHOLDERS'  EQUITY
          ---------------------

          Changes in the stockholders' equity for the nine months ended September 30, 2001, consisted of the following (amounts in thousands except share amounts):

                                                                Shares
                                                              Outstanding     Amount
                                                            --------------------------
Balances at January 1, 2001                                   8,382,939    $   29,416

Issuance of common shares for options & warrants exercised      110,872           371
Vesting of common stock options for services rendered                --            45
Purchase of treasury shares                                     (78,980)         (292)
Net income                                                           --         4,434
                                                            --------------------------

Balances at September 30, 2001                                8,414,831    $   33,974
                                                            ==========================

(4)       NEW  ACCOUNTING  STANDARDS
          --------------------------

          In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141, Accounting for Business Combinations (Statement 141), and FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Statement 141 mandates the use of the purchase method of accounting for all business combinations and provides guidance for disclosure of intangible assets acquired in a business combination. Statement 141 is effective for all business combinations initiated after June 30, 2001. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. Statement 142 addresses accounting for goodwill and other intangible assets in and subsequent to a business combination. Under Statement 142, goodwill and certain identifiable intangible assets will not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact, if any, that Statement 142 might have on its financial condition or results of operations.

          In June 2001, the FASB also issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although Statement 144 supersedes FASB Statement 121, Accounting for the
          Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The Company does not expect the impact of adopting either Statement 143 or Statement 144 to be significant.

(5)       BUSINESS  SEGMENT  INFORMATION
           -----------------------------

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

                                      Air
                                    Medical      Mercy
                                    Services       Air     Products   Corporate   Intersegment
FOR QUARTER ENDED SEPTEMBER 30:     Division     Service   Division  Activities   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------
2001
External revenue                  $     10,078    12,303      1,564          --             --         23,945
Intersegment revenue                         3        --        780          --           (783)            --
                                ------------------------------------------------------------------------------
Total revenue                           10,081    12,303      2,344          --           (783)        23,945
                                ------------------------------------------------------------------------------

Operating expenses                       8,341     7,253      1,849         723           (691)        17,475
Depreciation & amortization                709       453         50          79             --          1,291
Bad debt expense                            --     2,493         --          --             --          2,493
Interest expense                           196       275         --           4             --            475
Interest income                             (4)       --         --          (7)            --            (11)
                                 -----------------------------------------------------------------------------
Segment net income (loss)         $        839     1,829        445        (799)           (92)         2,222
                                  ============================================================================

Total assets                               N/A    31,146        N/A      45,317            N/A         76,463
                                  ============================================================================

2000
External revenue                  $      8,941    11,068      1,858          29             --         21,896
Intersegment revenue                        19        --        455          --           (474)            --
                                 -----------------------------------------------------------------------------
Total revenue                            8,960    11,068      2,313          29           (474)        21,896
                                 -----------------------------------------------------------------------------

Operating expenses                       7,006     6,835      1,789         684           (396)        15,918
Depreciation & amortization                795       451         52          79             --          1,377
Bad debt expense                            --     2,237         --          --             --          2,237
Interest expense                           248       300         --          12             --            560
Interest income                            (17)       (1)        --         (31)            --            (49)
                                 -----------------------------------------------------------------------------
Segment net income (loss)         $        928     1,246        472        (715)           (78)         1,853
                                  ============================================================================

Total assets                              N/A     27,811        N/A      44,683            N/A         72,494
                                  ============================================================================

FOR NINE MONTHS ENDED SEPTEMBER 30:
2001
External revenue                  $     28,494    34,002      4,993          --             --         67,489
Intersegment revenue                        16        --      2,165          --         (2,181)            --
                                 -----------------------------------------------------------------------------
Total revenue                           28,510    34,002      7,158          --         (2,181)        67,489
                                 -----------------------------------------------------------------------------

Operating expenses                      23,460    21,284      5,603       2,343         (1,889)        50,801
Depreciation & amortization              2,185     1,370        148         233             --          3,936
Bad debt expense                            --     6,913         --          --             --          6,913
Interest expense                           637       852         --           9             --          1,498
Interest income                            (41)       (3)        --         (49)            --            (93)
                                 -----------------------------------------------------------------------------
Segment net income (loss)         $      2,269     3,586      1,407      (2,536)          (292)         4,434
                                  ============================================================================

Total assets                               N/A    31,146        N/A      45,317            N/A         76,463
                                  ============================================================================

2000
External revenue                  $     25,427    25,313      5,093         144             --         55,977
Intersegment revenue                        22        --      1,244          --         (1,266)            --
                                 -----------------------------------------------------------------------------
Total revenue                           25,449    25,313      6,337         144         (1,266)        55,977
                                 -----------------------------------------------------------------------------

Operating expenses                      19,977    15,030      4,870       2,122         (1,055)        40,944
Depreciation & amortization              2,547     1,166        159         234             --          4,106
Bad debt expense                            --     5,177         --          --             --          5,177
Interest expense                           736       831         --          44             --          1,611
Interest income                            (51)       (4)        --         (91)            --           (146)
                                 -----------------------------------------------------------------------------
Segment net income (loss)         $      2,240     3,113      1,308      (2,165)          (211)         4,285
                                  ============================================================================

Total assets                              N/A     27,811        N/A      44,683             N/A        72,494
                                  ============================================================================

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


RESULTS  OF  OPERATIONS

The Company reported net income of $2,222,000 and $4,434,000 for the three and nine months ended September 30, 2001, respectively, compared to net income of $1,853,000 and $4,285,000 for the three and nine months ended September 30, 2000, respectively.

Flight  revenue  increased  $2,288,000, or 11.8%, and $10,751,000, or 21.6%, for
the three and nine months ended September 30, 2001, respectively, compared to 2000. Flight revenue is generated by Mercy Air and the Air Medical Services Division.
- Mercy Air - Flight revenue increased 11.1% and 35.6% in the three and nine months ended September 30, 2001, respectively, compared to 2000, for the following reasons:
     - Acquisition of ARCH in April 2000. Flight revenue for ARCH for the three and nine months ended September 30, 2001, totaled $5,187,000 and $14,421,000, respectively, compared to $4,811,000 for the third quarter of 2000 and $7,907,000 from the acquisition date through September 30, 2000. ARCH also expanded operations to one new location in the second quarter of 2001.
     - Increase of approximately 3% in the minimum transport charge for Mercy Air's California operations effective September 2000.
     - Increase of 9.8% and 7.6% in transport volume for Mercy Air's California and Nevada operations for the three and nine months ended September 30, 2001, respectively.
- Air Medical Services Division - Flight revenue increased 13.0% and 8.6% for the three and nine months ended September 30, 2001, respectively, for the following reasons:
     - Revenue of approximately $920,000 and $1,566,000 for the three and nine months ended September 30, 2001, respectively, generated by the addition of a new contract in August 2001 and the expansion of two existing contracts to new satellite locations earlier in 2001. The resulting increase in revenue was offset in part during the three and nine months ended September 30, 2001, by the discontinuation of one contract in July 2000.
     - Annual price increases in the majority of contracts with hospital clients based on changes in hull insurance rates and in the Consumer Price Index.
     - Relatively unchanged flight volume for continuing contracts in the three- and nine-month periods of 2001 compared to the prior year.


Sales of medical interiors and products decreased $232,000, or 12.5%, for the third quarter of 2001 but increased $526,000, or 10.3%, for the nine months ended September 30, 2001. Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for ten commercial customers. In the third quarter of 2001, the Company also began production of five HH-60L (formerly known as UH-60Q) Multi-Mission Medevac Systems for the U.S. Army. Revenue by product line for the quarter and nine months ended September 30, 2001, respectively, was as follows:

- $620,000 and $2,688,000 - manufacture and installation of modular, multi-functional interiors
- $962,000 and $2,641,000 - design and manufacture of multi-mission interiors
-    $41,000  and $280,000 - design and manufacture of other aerospace products

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

Cost of medical interiors and products decreased by 13.1% for the three months ended September 30, 2001, but increased 13.4% for the nine months ended September 30, 2001, as compared to the previous year, reflecting the change in the volume of sales for each period.

Parts and maintenance sales and services increased 132.4% and 56.9% for the quarter and nine months ended September 30, 2001, respectively, compared to the prior year. The increases are due primarily to the sale of aircraft spare parts by the Air Medical Services Division to one customer. Cost of parts and maintenance sales and services for the quarter and nine months also increased accordingly.

In the nine months ended September 30, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet. In the quarter ended September 30, 2000, the Company recognized net gains totaling $342,000 on the disposition of assets, including $330,000 from an insurance settlement for one of the Company's helicopters damaged in an accident.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 15.7% and 27.6% for the three and nine months ended September 30, 2001, respectively, compared to 2000. Changes by business segment are as follows:
- Mercy Air - Flight center costs increased 17.9% and 46.3% in the three and nine months ended September 30, 2001, primarily due to the following:
     - Acquisition of ARCH in April 2000. Flight center costs related to ARCH for the three and nine months ended September 30, 2001, totaled $1,468,000 and $4,172,000, compared to $1,482,000 for the third quarter of 2000 and $2,301,000 from the acquisition date through September 30, 2000.
     - Addition of personnel to staff one base location opened during the second quarter of 2000 and one during the second quarter of 2001.
     -    Increases  in  salaries  for  merit  pay  raises.
- Air Medical Services Division - Flight center costs increased 13.5% and 13.1% for the three and nine months, respectively, primarily due to the following:
     -    Addition of personnel to staff the new base locations described above.
     - Increases in supplemental contributions to the employee defined contribution retirement plan effective July 2000 and January 2001.
     - Increase in the cost of employee health insurance coverage paid by the Company.

Aircraft operating expenses increased by 1.0% and 19.1% for the three and nine months ended September 30, 2001, respectively, in comparison to the three and nine months ended September 30, 2000. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase for the nine months reflects the impact of the ARCH fleet for three quarters in 2001 compared to approximately five months in 2000. Aircraft operating expenses for the ARCH fleet totaled $2,575,000 in the nine months ended September 30, 2001, compared to $1,326,000 from the acquisition date through September 30, 2000. The remainder of the change for the nine months ended September 30, 2001, resulted primarily from increases in the Company's hull and liability insurance rates effective July 2000 and September 2001, due to overall insurance market conditions and from an increase in the cost of spare parts from Bell Helicopter effective December 2000. These increases were offset in the third quarter of 2001 by lower on-condition maintenance costs for Mercy Air's fleet.

Aircraft rental expense increased 8.4% and 33.7% for the three and nine months ended September 30, 2001, respectively, in comparison to the three and nine months ended September 30, 2000. Lease expense for ARCH aircraft totaled $282,000 and $903,000 for the three and nine months ended September 30, 2001, respectively, compared to $277,000 for the third quarter of 2000 and $456,000 from the acquisition date through September 30, 2000. In addition, two other leased aircraft were added to the Air Medical Services Division's fleet in the fourth quarter of 2000.

Depreciation and amortization expense decreased 6.2% and 4.1% for the three and nine months ended September 30, 2001. The increase in depreciation for the addition of ARCH's buildings and equipment was offset in the quarter and nine months by the disposition of a Bell 222 helicopter during the third quarter of 2000 and the elimination of depreciation on aircraft medical interiors, rotable equipment, and other assets which are fully depreciated. In addition, expenses in the nine months ended September 30, 2001, included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego, compared to nine months in 2000. The agreement became fully amortized in the first quarter of 2001.

Bad debt expense is estimated during the period the related services are performed based on historical experience for Mercy Air's operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 11.4% and 33.5% for the three and nine months ended September 30, 2001, respectively, compared to 2000, consistent with the increase in flight revenue for Mercy Air's operations. The nine months ended September 30, 2001, also included $2,664,000 for bad debt related to ARCH operations compared to $2,240,000 recorded from the acquisition date through September 30, 2000. Bad debt expense related to the Air Medical Services and Products Divisions was not significant in either 2001 or 2000.

General and administrative expenses increased 15.0% and 22.9% for the three and nine months ended September 30, 2001, compared to the three and nine months ended September 30, 2000, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 8.7% and 9.7% for the three and nine months, respectively. This increase is primarily due to changes in administrative staffing to manage the expanded employee base with the acquisition of ARCH and addition of new bases.

The Company recorded no tax provision in the three and nine months ended September 30, 2001, primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. The remaining deferred tax asset at September 30, 2001, for which a valuation allowance has been recorded, will be recognized in the financial statements when its realization is more likely than not.


FINANCIAL  CONDITION

Net working capital increased from $7,735,000 at December 31, 2000, to $10,708,000 at September 30, 2001, primarily due to a decrease in billings in excess of costs and an increase in prepaid and other current assets during the first nine months of 2001. In December 2000, the Company had received a downpayment to begin work on a $1.9 million contract. By the end of September 2001, the Company had completed this project. In addition, during the third quarter the Company began production of five HH-60L Multi-Mission Medevac Systems; the first progress billing will be processed in the fourth quarter of 2001. In the third quarter of 2001, the Company paid a short-term deposit of $1,000,000 for the purchase of a BK117 helicopter. The deposit will be refunded in the fourth quarter when permanent financing for the aircraft purchase is finalized. Cash and cash equivalents decreased $3,580,000 from $4,107,000 to $527,000 over the first nine months of 2001, for the reasons discussed below. In addition, as of September 30, 2001, the Company had unused capacity totaling $3,636,000 on its $4 million line of credit.

Cash generated by operations decreased to $2,994,000 in 2001 from $4,887,000 in 2000. The decrease is due in part to the decrease in billings in excess of costs and increase in prepaid and other current assets described above and to a reduction in other accrued liabilities and accounts payable. The decrease in other accrued liabilities and accounts payable at September 30, 2001, compared to December 31, 2000, is related to the timing of the final check run at the end of 2000.

Cash used for investing activities totaled $3,107,000 in 2001, compared to $4,771,000 in 2000. In 2000, the purchase of ARCH assets was partially offset by proceeds from the disposition of a Bell 222 helicopter. Significant acquisitions during 2001 included rotable equipment and upgrades to existing avionics equipment and aircraft interiors.

Financing activities used $3,467,000 in cash in 2001, compared to generating $140,000 in 2000. Uses of cash in both years consisted of regular payments for long-term debt and capital lease obligations and purchases of common stock into treasury. In 2000 these payments were offset by proceeds from the issuance of common stock and new note agreements.

OUTLOOK  FOR  2001

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Air  Medical  Services  Division

Six hospital contracts were due for renewal in 2001. Through the end of the third quarter, three of the contracts had been renewed for additional five-year terms and one for an additional one-year term. The Company expanded services under one of these contract to a third base in Iowa with operations scheduled to begin during the fourth quarter of 2001. At the end of the third quarter, the Company discontinued operations under an expiring contract when the customer opted for a different delivery model for its air medical transportation services. Renewal of the sixth contract is still pending. During the third quarter, the Company also began operations under a five-year contract to maintain and operate four medically equipped Beech King Air E-90 fixed-wing aircraft for a customer in Arizona. The Company expects 2001 flight activity for current hospital contracts to remain consistent with historical levels.

Mercy  Air  Service

The Company expects flight volume for Mercy Air's operations to be consistent with historical levels during the remainder of 2001, subject to seasonal, weather-related fluctuations.

Products  Division

During the third quarter of 2001, the Company began production of five HH-60L Multi-Mission Medevac Systems. Production is expected to be completed in the first quarter of 2002. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2001 or in future periods.

The Development Contract of the SCITS program for the U.S. Air Force (USAF) was completed early in the third quarter of 2001. During the third quarter, the Company received notification that the USAF does not intend to exercise its option on a production contract for SCITS at this time.

As of the end of the third quarter of 2001, the Products Division had work in process under five contracts, including the HH-60L contract described above, to manufacture medical interior systems for multiple types of aircraft. Work is expected to continue through the first quarter of 2002. Revenue remaining to be recognized on all contracts totals approximately $2,500,000.

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

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company could also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends.
     Increases in the Company's flight fees billed to its customers are generally limited to changes in the consumer price index. In addition, a limited number of hull and liability insurance underwriters provide coverage for air medical aircraft operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 30% of any increases in hull and liability insurance may be passed through to the Company's customers according to contract terms.

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

NEW  ACCOUNTING  STANDARDS

In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141, Accounting for Business Combinations (Statement 141), and FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement
142). Statement 141 mandates the use of the purchase method of accounting for all business combinations and provides guidance for disclosure of intangible assets acquired in a business combination. Statement 141 is effective for all business combinations initiated after June 30, 2001. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. Statement 142 addresses accounting for goodwill and other intangible assets in and subsequent to a business combination. Under Statement 142, goodwill and certain identifiable intangible assets will not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact, if any, that Statement 142 might have on its financial condition or results of operations.

In June 2001, the FASB also issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. The Company does not expect the impact of adopting either Statement 143 or Statement 144 to be significant.

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales, international franchise revenue, and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates. Based on the amounts outstanding at September 30, 2001, the annual impact of a 1% change in interest rates would be approximately $5,000. Interest rates on these instruments approximate current market rates as of September 30, 2001.

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

                                     AIR  METHODS  CORPORATION



Date: November 9, 2001              By  \s\  Aaron  D.  Todd
                                      ------------------------------------------
                                      On behalf of the Company, and as
                                      Principal Financial and Accounting Officer