Form 10-K
period 2001-12-31
AIR METHODS CORP
filed 2002-03-29
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal year ended              December 31, 2001
                            ----------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         COMMISSION FILE NUMBER  0-16079
                                                ---------

                            AIR METHODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   84-0915893
-------------------------------------------------  -----------------------------
     (State or other jurisdiction of                     (I.R.S. employer
      incorporation or organization)                    identification  no.)

      7301 SOUTH PEORIA, ENGLEWOOD, COLORADO                  80112
-------------------------------------------------  -----------------------------
     (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (303) 792-7400
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

                              NASDAQ STOCK MARKET
--------------------------------------------------------------------------------
                  (Name of each exchange on which registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES  X    No
                                                     ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 15, 2002, was approximately $60,014,000.(1) The number of outstanding shares of Common Stock as of March 15, 2002, was 8,906,129.

---------------
1 Excludes 1,112,040 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

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

ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .     6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . .     6


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .     7

ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . .     8

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .     9
          Results of Operations. . . . . . . . . . . . . . . . . . . .     9
          Liquidity and Capital Resources. . . . . . . . . . . . . . .    13
          Outlook for 2002 . . . . . . . . . . . . . . . . . . . . . .    14
          Risk Factors . . . . . . . . . . . . . . . . . . . . . . . .    15
          Critical Accounting Policies . . . . . . . . . . . . . . . .    17
          New Accounting Standards . . . . . . . . . . . . . . . . . .    18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      19

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . .    19

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .    19


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . .    20

ITEM 11.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . .    20

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .    20

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . .    20


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K   . .  IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-3

                                     PART I

ITEM  1.  BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation (Air Methods or the Company), was originally incorporated in Colorado in 1982 and now serves as one of the largest providers of air medical emergency transport services and systems throughout the United States of America. The Company's Community-Based Model
(CBM),  operated  by  its wholly owned subsidiary Mercy Air Service, Inc. (Mercy
Air), provides air medical transportation services in California, Nevada, Missouri, and Illinois. As of December 31, 2001, the Company's Hospital-Based Model (HBM), operated within its Air Medical Services Division, provided air medical transportation services to hospitals located in 16 states under 23 operating agreements with original terms ranging from one to ten years and had transported approximately 196,000 patients since inception. Under both CBM and HBM operations, the Company transports persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

Community-Based  Model

In July 1997 the Company acquired Mercy Air which has operated as a community-based provider of air medical transportation services throughout southern California since 1988. In April 2000, the Company established a wholly-owned subsidiary of Mercy Air, ARCH Air Medical Service, Inc. (ARCH), to acquire substantially all of the business assets of Area Rescue Consortium of Hospitals, which has provided air medical transportation services in the St. Louis metropolitan area and surrounding communities since 1987. Services provided under the CBM, also referred to as independent provider operations, include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. The division operates 17 helicopters and two fixed wing aircraft under both Instrument Flight Rules and Visual Flight Rules in southern California, Las Vegas, and the St. Louis metropolitan area. CBM aircraft are typically based at fire stations or airports. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the greater Los Angeles, San Diego, and St. Louis metropolitan areas. Mercy Air provides air medical services in the Santa Barbara region under a joint venture agreement which calls for Mercy Air to provide medical staffing, dispatch, and medical billing and collection and to share equally in the net operating results of the venture with its partner. Revenue from the CBM consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from operations to fluctuate accordingly.

In 2001 the Company opened a CBM base of operations in Litchfield, Illinois. In December 2001, the Company also bought the operating rights of another air ambulance service provider in the Las Vegas metropolitan area and, as a result, expanded to a third base of operation in Pahrump, Nevada.

Hospital-Based  Model

The Company's HBM provides hospital clients with helicopters and airplanes equipped with medical interiors approved by the Federal Aviation Administration
(FAA). Operations within this division are generally based at hospitals and are conducted using predominantly Instrument Flight Rules (IFR) certified aircraft and IFR-rated pilots. Maintenance and operation of the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards is the Company's responsibility. Hospital clients are responsible for providing medical personnel and all medical care. Under the typical operating agreement with a hospital, the Company earns approximately 65% of its revenue from a fixed monthly fee and 35% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in hull and liability insurance premiums. Because the majority of this division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

In 2001 HBM operations expanded under three existing agreements into Uvalde, Texas; Cottonwood, Arizona; and Sioux City, Iowa; and opened operations under a new contract with four fixed wing aircraft in Flagstaff, Arizona, and two satellite locations. The division also discontinued services in Columbia, South Carolina, when the hospital customer chose to transition to a different delivery method for its air medical transportation services.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in the Denver metropolitan area. The Company is a Customer Service Facility for Bell Helicopter, Inc. (Bell) and an FAA-Certified Repair Station authorized to perform airframe, avionics, and limited engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates some of its HBM contracts under the service mark AIR LIFE(R) and has successfully defended the service mark against infringement actions in Colorado, California, and Kansas. The air medical transportation industry identifies the service mark with the Company's high quality of customer support and standard of service.

Products  Division

The Company's Products Division manufactures modular, multi-functional medical interiors; multi-mission interiors; and other aerospace products. The key features of the multi-functional and multi-mission interiors are flexibility of configuration for multiple transport needs and simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the division to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals (PMA's) and maintains ISO9001: 1994 (Quality Systems) and EN46001 (Medical Devices) certifications. ISO9001 is a general quality management standard while the second certification relates to specific standards for the Medical Device industry.

The Products Division markets its services and products both domestically and internationally to a variety of customers through an extensive network of marketing representatives. Development of the modular, multi-functional interior has enabled the division to produce components individually for a variety of airframes. The Company maintains patents covering several products, including the Multi-Functional Floor, Articulating Patient Loading System, and Modular Equipment Frame, all of which were developed as part of the modular interior. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

In 2001 the Company manufactured two Multi-Mission Medevac Systems for a public service customer and began production of five HH-60L (formerly known as UH-60Q) Multi-Mission Medevac Systems for the U.S. Army. After completion of the Development Contract of the Spinal Cord Injury Transport System (SCITS) program for the U.S. Air Force (USAF) in 2001, the Company received notification that the USAF does not intend to exercise its option on a production contract for SCITS at this time. During 2001 the division installed components of its multi-functional or multi-mission interiors for ten commercial customers, in addition to completing three new medical interiors, refurbishment of three aircraft interiors, and various other projects for the Company's HBM and CBM operations.

COMPETITION

Competition in the air medical transportation industry comes primarily from four national operators: Corporate Jets, Inc.; OmniFlight, Inc.; Petroleum Helicopters, Inc.; and Rocky Mountain Helicopters, Inc. The CBM also faces competition from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition for HBM operations as many healthcare organizations continue to move toward consolidation and strict cost containment, reflecting uncertainty concerning the future structure of healthcare providers and reimbursement. The Company believes that its competitive strengths center on the quality of its customer service and the medical capability of the aircraft it deploys, as well as its ability to tailor the service delivery model to a hospital's or community's specific needs.

The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one European company. Competition is based mainly on product features, performance, price, and weight. The Company believes that it has demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS  IN  PROCESS

As  of  December  31,  2001,  the  Company was continuing the production of five
HH-60L Multi-Mission Medevac Systems for the U.S. Army and multifunctional interiors or interior components for five commercial customers. These projects are scheduled for delivery in the first and second quarters of 2002, with remaining revenue estimated at $1.3 million. As of December 31, 2000, the revenue remaining to be recognized on medical interiors and other products in process was $3 million.

EMPLOYEES

As of December 31, 2001, the Company retained 585 full time and 101 part time employees, comprised of 228 pilots; 187 aviation machinists, airframe and powerplant ("A&P") engineers and other manufacturing/maintenance positions; 146 flight nurses and paramedics; and 125 business and administrative personnel. The Company's pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and Pediatric Advanced Life Support certifications.

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

FACILITIES

The Company leases its headquarters, consisting of approximately 70,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease expires in March 2003 and the approximate annual rent is $630,000. Mercy Air's headquarters consist of approximately 19,000 square feet of office and hangar space owned by the Company in Rialto, California. The Company pays minimal rent for the land at the airport where the facilities are located. ARCH's headquarters consist of approximately 11,500 square feet of office and hangar space owned by the Company in St. Louis, Missouri. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT  AND  PARTS

As of December 31, 2001, the Company managed and operated a fleet of 70 aircraft, consisting of 57 helicopters and 13 airplanes, for its HBM and CBM operations. Of these aircraft, the Company owns 25 helicopters and leases 22 helicopters and 3 airplanes. The Company operates 10 helicopters and 10 airplanes owned by client hospitals and other third parties in connection with existing air medical contracts. The composition of the Company's owned and leased fleet as of December 31, 2001, is as follows:

        COMPANY OWNED AIRCRAFT (1)

       (Dollar amounts in thousands)
      --------------------------------

                                             Total
                                    Total   Net Book
                Type     Number     Cost     Value
              --------  ---------  -------  -------
Helicopters:

              Bell 206          5  $ 4,832  $ 2,780
              Bell 222         13   26,230   16,477
              Bell 407          2    4,010    3,200
              Bell 412          4   12,618    7,680
              BK 117            1    7,586    4,089
                        ---------  -------  -------

TOTALS                         25  $55,276  $34,226
                        =========  =======  =======

                            COMPANY LEASED AIRCRAFT

                          (Dollar amounts in thousands)
                           --------------------------------

                                              Average
                                             Remaining       Total Rents    Remaining
                  Type          Number     Term in Years   Over Lease Life   Payments
              -------------  ------------  --------------  ---------------  ---------
Helicopters:

              Bell 222                  4               7        $   4,605     $3,332
              Bell 407                  6               7           11,762      8,285
              Bell 412                  1               7            2,463      1,826
              MD902                     2              10            7,613      7,613
              BO 105                    1               9              654        555
              BK 117                    8               9           15,415     11,775
                                       --                         --------   --------
                                       22                           42,512     33,386
                                       --                         --------   --------
Airplanes:

              King Air B100             2               8            1,523      1,257
              Pilatus PC-12             1               7            2,911      2,038
                                       --                         --------   --------
                                        3                            4,434      3,295
                                       --                         --------   --------
TOTALS                                 25                         $ 46,946   $ 36,681
                                       ==                         ========   ========

(1)  Includes  aircraft  acquired  under  capital  leases.

The Company generally pays all insurance, taxes, and maintenance expense for each aircraft in its fleet. Because helicopters are insured at replacement cost which usually exceeds book value, the Company believes that helicopter accidents covered by hull and liability insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, the Company may from time to time purchase and sell helicopters in order to best meet the specific needs of its operations.

The Company has experienced no significant difficulties in obtaining required parts for its helicopters. Repair and replacement components are purchased primarily through Bell and American Eurocopter Corporation (AEC), since Bell and Eurocopter aircraft make up the majority of the Company's fleet. Based upon the manufacturing capabilities and industry contacts of Bell and AEC, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by Bell or AEC would require the Company to obtain spare parts from other suppliers, which are not currently in place.

ITEM  3.     LEGAL  PROCEEDINGS

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

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

               YEAR ENDED DECEMBER 31, 2001
               ----------------------------


          Common Stock                   High    Low
          -------------------------------------------
          First Quarter  . . . . . . . . $4.00  $3.00
          Second Quarter . . . . . . . .  4.00   3.03
          Third Quarter  . . . . . . . .  4.91   3.96
          Fourth Quarter . . . . . . . .  6.23   4.40


               YEAR ENDED DECEMBER 31, 2000
               ----------------------------



          Common Stock                      High      Low
          -------------------------------------------------
          First Quarter  . . . . . . . . $ 5 3/16   $3 1/16
          Second Quarter . . . . . . . .   4 15/16   3 5/32
          Third Quarter  . . . . . . . .   5         3 3/16
          Fourth Quarter . . . . . . . .   4 1/4     3 1/4


As of March 15, 2002, there were approximately 317 holders of record of the Company's common stock. The Company estimates that it has approximately 3,400 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends.

ITEM  6.     SELECTED  FINANCIAL  DATA

The following tables present selected consolidated financial information of the Company and its subsidiary which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue for the years ended December 31, 2001 and 2000, increased in part as a result of the acquisition of ARCH. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in Item 7 of this report.


                     SELECTED FINANCIAL DATA OF THE COMPANY
            (Amounts in thousands except share and per share amounts)


                                                         Year Ended December 31,
                                        -----------------------------------------------------------
                                           2001         2000        1999        1998        1997
                                        -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                 $   92,096      75,293      57,258      48,699      38,977
Operating expenses:
 Operating                                  74,597      61,393      45,634      40,242      31,017
 General and administrative                  9,781       7,854       6,508       6,240       4,645
Other income (expense), net                 (1,770)     (1,889)     (1,926)     (1,960)     (1,619)
                                        -----------------------------------------------------------
Income before income taxes                   5,948       4,157       3,190         257       1,696
Income tax benefit                             615           -         255           -           -
                                        -----------------------------------------------------------
Net income                              $    6,563       4,157       3,445         257       1,696
                                        ===========================================================
Basic income per common share           $      .78         .50         .42         .03         .21
                                        ===========================================================
Diluted income per common share         $      .76         .49         .42         .03         .21
                                        ===========================================================
Weighted average number of shares
 of Common Stock outstanding - basic     8,421,671   8,334,445   8,219,601   8,202,668   8,121,395
                                        ===========================================================
Weighted average number of shares
 of Common Stock outstanding - diluted   8,659,302   8,559,389   8,222,187   8,449,904   8,188,547
                                        ===========================================================

                                                         Year Ended December 31,
                                        -----------------------------------------------------------
                                           2001         2000        1999        1998        1997
                                        -----------------------------------------------------------
BALANCE SHEET DATA:
Total assets                            $   85,557      75,250      62,716      60,776      59,869
Long-term liabilities                       34,210      29,885      27,003      28,140      29,013
Stockholders' equity                        36,543      29,416      25,140      21,671      21,213

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's air medical services and products markets, the continuation and/or renewal of HBM contracts, the acquisition of new and profitable Products Division contracts, the flight volume of CBM operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's Quarterly reports on Form 10-Q. The Company undertakes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

Year ended December 31, 2001 compared to 2000

The Company reported net income of $6,563,000 for the year ended December 31, 2001, compared to $4,157,000 for the year ended December 31, 2000.

Flight revenue increased $15,096,000, or 22.5%, from $67,192,000 for the year ended December 31, 2000, to $82,288,000 for the year ended December 31, 2001. Flight revenue is generated by both HBM and CBM operations and is recorded net of contractual allowances under agreements with third-party payers.
- CBM - Flight revenue increased 34.7% to $45,407,000 for the following reasons:
     - Acquisition of ARCH in April 2000. Flight revenue for ARCH for the year ended December 31, 2001, totaled $19,497,000, compared to $11,604,000 from the acquisition date through December 31, 2000. ARCH also expanded operations to one new location in the second quarter of 2001.
     - Purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area in December 2001.
     - Increase of approximately 3% in the average transport charge for CBM operations in California effective September 2000.
     - Increase of approximately 10.7% in transport volume for CBM operations at continuing bases in California and Nevada.
- HBM - Flight revenue increased 10.7% to $36,881,000 for the following reasons:
     - Revenue of approximately $2,834,000 generated by the addition of a new contract in August 2001 and the expansion of three existing contracts to new satellite locations in 2001. The resulting increase in revenue was offset in part by the discontinuation of one contract in July 2000 and another in October 2001.
     - Annual price increases in the majority of contracts based on changes in hull insurance rates and in the Consumer Price Index.
     - Increase of 6.9% in flight volume for continuing contracts compared to the prior year.

Sales of medical interiors and products increased $1,155,000, or 17.8%, from $6,500,000 for the year ended December 31, 2000, to $7,655,000 for the year ended December 31, 2001. Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer, medical interiors or multi-functional interior components for ten commercial customers, and five HH-60L (formerly known as UH-60Q) Multi-Mission Medevac Systems for the U.S. Army. Revenue by product line for the year ended December 31, 2001, was as follows:
- $3,766,000 - manufacture and installation of modular, multi-functional interiors
-    $3,578,000  -  manufacture  of  multi-mission  interiors
-    $311,000  -  design  and  manufacture  of  other  aerospace  products

Significant projects in 2000 included completion of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on SCITS for the U.S. Air Force, as well as manufacture of medical interiors or multi-functional interior components for eight commercial customers. Revenue by product line for the year ended December 31, 2000, was as follows:
- $3,238,000 - manufacture and installation of modular, multi-functional interiors
-    $2,308,000  -  manufacture  of  multi-mission  interiors
-    $954,000  -  design  and  manufacture  of  other  aerospace  products

Cost of medical interiors and products increased by 20.9% for the year ended December 31, 2001, as compared to the previous year, reflecting the change in sales volume over the same period.

Parts and maintenance sales and services increased 62.3% for the year ended December 31, 2001, compared to the prior year, primarily due to the sale of aircraft spare parts by the Company's HBM operations to a single customer. Cost of parts and maintenance sales and services for the year also increased accordingly.

In the year ended December 31, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet. In the year ended December 31, 2000, the Company recognized net gains totaling $343,000 on the disposition of assets, including $330,000 from an insurance settlement for one of the Company's helicopters damaged in an accident.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 24.5% to $28,288,000 for the year ended December 31, 2001, compared to 2000. Changes by business segment are as follows:
- CBM - Flight center costs increased 35.6% to $14,139,000 for the following reasons:
     - Acquisition of ARCH in April 2000. Flight center costs related to ARCH for the year ended December 31, 2001, totaled $5,695,000, compared to $3,675,000 from the acquisition date through December 31, 2000. ARCH also added personnel to staff the new base opened in 2001.
     - Addition of personnel to staff one base location opened during the second quarter of 2000 and one during the second quarter of 2001.
     - Increases in supplemental contributions to the employee defined contribution retirement plan effective July 2000 and January 2001.
          Contributions increased 0.5% of salaries effective July 2000 and an additional 0.5% effective January 2001.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased 15.2% to $14,149,000 for the year primarily due to the following:
     -    Addition of personnel to staff the new base locations described above.
     - Increases in supplemental contributions to the employee defined contribution retirement plan as described above.
     - Increase of approximately 21% in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 14.7% for the year ended December 31, 2001, in comparison to the year ended December 31, 2000. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Acquisition of ARCH in April 2000. Expenses for the ARCH fleet totaled $3,474,000 for the year ended December 31, 2001, compared to $2,203,000 from the acquisition date through December 31, 2000.
- Addition of five fixed wing aircraft and two Bell 407 helicopters for HBM operations during 2001.
- Increase in on-condition costs for maintenance on the Company's Bell 407 fleet as four aircraft were subject to a 2500-hour airframe inspection during the year compared to only one in the prior year.
- Increase of approximately 8% in hull and liability insurance rates effective July 2001, due to overall insurance market conditions.
- Increase of approximately $26,000 per month in insurance premiums for war risk coverage effective October 1, 2001, as a result of the events surrounding September 11, 2001.

Aircraft rental expense increased 18.8% for the year ended December 31, 2001, in comparison to the year ended December 31, 2000. Lease expense for ARCH aircraft totaled $1,184,000 for the year ended December 31, 2001, compared to $728,000 from the acquisition date through December 31, 2000. In addition, two other leased aircraft, including one under a month-to-month lease which terminated mid-year 2001, were added to the backup fleet for HBM operations in the fourth quarter of 2000.

Depreciation and amortization expense decreased 4.5% for the year ended December 31, 2001. Expenses in 2001 included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego, compared to twelve months in 2000. The agreement became fully amortized in the first quarter of 2001. The increase in depreciation for the addition of ARCH's buildings and equipment was offset in 2001 by the elimination of depreciation on aircraft medical interiors, rotable equipment, and other assets which are fully depreciated.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 45.1% for the year ended December 31, 2001, compared to 2000, due primarily to the increase in flight revenue for CBM operations. The year ended December 31, 2001, included $3,740,000 for bad debt related to ARCH operations compared to $2,784,000 recorded from the acquisition date through December 31, 2000. For CBM operations in California and Nevada, bad debt as a percentage of related net flight revenue increased from 19.9% in 2000 to 21.3% in 2001, while decreasing from 24.0% to 19.2% for CBM operations in Missouri and Illinois over the same period. The Company believes the decrease in the collection rate for western CBM operations is due to general recessionary trends in the economy. The improvement in the collection rate for eastern CBM operations is due to stronger collections than originally anticipated at the acquisition of ARCH in April 2000. Bad debt expense related to HBM operations and Products Divisions was not significant in either 2001 or 2000.

General and administrative expenses increased 24.5% for the year ended December 31, 2001, compared to the year ended December 31, 2000, reflecting the impact of the ARCH transaction. Excluding ARCH expenses, general and administrative expenses increased 13.0%, primarily due to additional support for expanded operations, merit pay increases, and changes in employee benefits (retirement plan contributions and health insurance premiums) as discussed more fully above in the analysis of flight center costs.

The Company recognized a tax benefit of $615,000 in 2001 and no tax expense or benefit in 2000 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. In 2000 and 2001, the Company had taxable earnings for consecutive tax years for the first time in its history. Based on the expected trend in taxable earnings, the majority of the valuation allowance against deferred tax assets was reversed in 2001. As of December 31, 2001, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

Year  ended  December  31,  2000  compared  to  1999

The Company reported net income of $4,157,000 for the year ended December 31, 2000, compared to $3,445,000 for the year ended December 31, 1999.

Flight revenue increased $16,446,000, or 32.4%, from $50,746,000 for the year ended December 31, 1999, to $67,192,000 for the year ended December 31, 2000.
Flight revenue for CBM operations increased 74.6% for the year ended December 31, 2000, compared to 1999, primarily due to the acquisition of ARCH in April 2000. Flight revenue for ARCH totaled $11,604,000 from the acquisition date through December 31, 2000. Absent the impact of the ARCH acquisition, flight revenue for the CBM increased 14.4% for the year due to revenue of $1,185,000 from 2 new locations opened in 2000 and to an increase in transport volume of approximately 12% during 2000 compared to 1999. Flight revenue for HBM operations increased 6.5% for the year ended December 31, 2000, primarily due to revenue of approximately $1,800,000 from new or expanded contracts and to annual price increases in contracts with hospital clients, offset in part by the expiration of a contract in July 2000. Flight volume for continuing contracts also increased approximately 5% in 2000.

Sales of medical interiors and products increased $1,519,000, or 30.5%, from $4,981,000 for the year ended December 31, 1999, to $6,500,000 for the year ended December 31, 2000. Significant projects in 2000 included completion of six UH-60Q Multi-Mission Medevac Systems for the U.S. Army and design work on a SCITS for the U.S. Air Force, as well as manufacture of medical interiors or multi-functional interior components for eight commercial customers. Revenue by product line for the year ended December 31, 2000, was as follows:
- $3,238,000 - manufacture and installation of modular, multi-functional interiors
-    $2,308,000  -  manufacture  of  multi-mission  interiors
-    $954,000  -  design  and  manufacture  of  other  aerospace  products

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

Flight center costs increased 40.5% for the year ended December 31, 2000, compared to 1999. Flight center costs related to ARCH totaled $3,675,000 from the acquisition date through year-end. Without the effect of the ARCH acquisition, CBM flight center costs increased 21.6% for the year due to the addition of personnel to staff two new base locations opened during the year and increases in salaries for merit pay raises. The Company also increased matching and supplemental contributions to the employee defined contribution retirement plan in July 1999 and again in January 2000. Flight center costs for HBM operations increased 15.7% for the year primarily due to the addition or expansion of hospital contracts, merit pay raises, and increases in retirement plan contributions.

Aircraft operating expenses increased 32.6% for the year ended December 31, 2000, in comparison to the year ended December 31, 1999. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The Company added 13 aircraft to its fleet since the prior year, including 6 helicopters and 2 fixed wing aircraft added as a result of the ARCH acquisition. Excluding the effect of the ARCH fleet, aircraft operating expenses increased 16.1% in 2000. Aircraft maintenance costs increased due to additions to the fleet and to growth in flight volume, as well as to the expiration of the warranty period for most of the Company's Bell 407 helicopters and to increased expenditures for on-condition aircraft parts. In addition, the Company's hull and liability insurance rates increased approximately 20% effective July 1, 2000, due to generally hardening insurance market conditions.

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

Depreciation and amortization expense increased 6.1% for the year ended December 31, 2000, reflecting the addition of ARCH's buildings and equipment and a Bell 222 helicopter to the fleet for CBM operations.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The increase of 72.5% for the year ended December 31, 2000, compared to 1999 reflects the acquisition of ARCH in April 2000. Bad debt expense related to ARCH flight revenue totaled approximately $2,784,000 from the acquisition date through year-end. Bad debt expense related to CBM operations in California and Nevada remained unchanged as improved collection rates offset the increase in flight volume. Bad debt expense related to HBM operations and the Products Division was not significant in either 2000 or 1999.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had working capital of $15,315,000 as of December 31, 2001, compared to $7,735,000 at December 31, 2000. The change in working capital position is primarily attributable to the recognition of a current deferred tax asset as discussed above in "Results of Operations," an increase in receivables consistent with increased revenue for all three operating segments, and a shift in contract billings from billings in excess of costs to costs in excess of billings in 2001. The balance of costs in excess of billings in 2001 consisted primarily of costs on the HH-60L project which were invoiced in January 2002. In addition, the Company received a $1,875,000 contract in December 2000 which provided for a 50% downpayment prior to the commencement of production.

The Company had cash and cash equivalents of $2,838,000 as of December 31, 2001, compared to $4,107,000 at December 31, 2000. Cash generated by operations decreased to $6,702,000 in 2001 from $7,127,000 in 2000 primarily due to the increase in costs in excess of billings, as noted in discussion of the change in working capital. Inventories also increased to support the larger aircraft fleet. The impact of these cash outflows was offset in part by improved profitability for the reasons discussed above and a slower pace in the growth of receivables compared to 2000 when ARCH was acquired.

Cash used for investing activities totaled $3,902,000 in 2001, compared to $5,461,000 in 2000. Significant acquisitions during 2001 included rotable equipment to replace fully depreciated items and upgrades to existing avionics equipment and aircraft interiors. In 2000, the purchase of ARCH assets was partially offset by proceeds from the disposition of a Bell 222 helicopter. Other significant equipment acquisitions in 2000 included a Bell 222 helicopter for the CBM fleet.

Financing activities used $4,069,000 in 2001, compared to generating $199,000 in 2000. Primary uses of cash in both years consisted of payments for long-term debt and capital lease obligations and purchases of common stock into treasury. In 2000, these payments were offset by proceeds from new note agreements and issuance of common stock for options exercised. In 2001, the Company also paid off the $1,000,000 balance outstanding as of December 31, 2000, on its line of credit, and, as of December 31, 2001, had no draws outstanding against the line. The Company used proceeds from new note agreements originated in 2001 to primarily pay off existing debt with a higher interest rate.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt are due as follows: $700,000 in 2004 and $3.1 million in 2007.

The following table outlines the Company's obligations for payments under its capital leases, debt obligations, and operating leases for the years ended December 31 (amounts in thousands).

                     Capital Leases
            --------------------------------
             Minimum
              Lease     Less:    Net Present  Long-term  Operating     Total
            Payments   Interest     Value       Debt      Leases    Obligations
            -------------------------------------------------------------------
2002        $     533       182          351      3,737      5,504        9,592
2003              534       161          373      3,158      5,005        8,536
2004            2,627       118        2,509      3,519      4,784       10,812
2005               --        --           --      3,506      4,783        8,289
2006               --        --           --      2,935      4,753        7,688
Thereafter         --        --           --      4,217     14,678       18,895
            -------------------------------------------------------------------
Total       $   3,694       461        3,233     21,072     39,507       63,812
            ===================================================================

In May 2001 the Company increased its $1,500,000 line of credit with a financial institution to $4,000,000. The line expires in May 2003 and bears interest on all draws at a variable rate equal to the institution's prime rate. At December 31, 2001, no amounts were outstanding against the line. The line has covenants which limit the Company's ability to merge or consolidate with another entity, dispose of assets, and change the nature of business operations and which require the Company to maintain certain financial ratios as defined in the agreement. At December 31, 2001, the Company was in compliance with the financial covenants.

In November 2001 the Company originated a $225,000 note payable with interest at 5.0% in settlement of a third party's interest in one of the Company's aircraft. The note is unsecured. In December 2001 the Company entered into a $2.2 million note payable with interest at 6.70% and a $500,000 note payable with interest at 6.53% primarily to pay off existing debt. The remaining proceeds from the notes were placed into Company treasuries. The notes are collateralized by a Bell 412 helicopter and two Bell 206 helicopters. In December 2001, the Company entered into a non-interest-bearing $2.75 million note payable in conjunction with the purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area. The note is unsecured.

As of December 31, 2001, the Company held unencumbered aircraft with a net book value of $5.5 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company also has $4.0 million unused capacity on its line of credit. The Company believes that these borrowing resources, coupled with continued favorable results of operations, will allow the Company to meet its obligations in the coming year.

OUTLOOK  FOR  2002

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

In December 2001, the Company acquired the operating rights of another air ambulance service provider in the Las Vegas metropolitan area and, consequently, expanded its services in the region from two helicopters to three. The Company expects improved utilization for its two previously existing bases as well as additional flight volume generated by the third aircraft base as a result of the acquisition in 2002. CBM flight volume at all other locations is expected to be consistent with historical levels during 2002, subject to seasonal, weather-related fluctuations. The Company continues to explore opportunities to expand the CBM model in communities surrounding its hubs in Los Angeles and St. Louis.

Hospital-Based  Model

Six hospital contracts are due for renewal in 2002. Two of these contracts were renewed during the first quarter of 2002, one for two years and one for three. The Company has also received notification of intent to renew for a multi-year contract from another customer, although the formal contract has not yet been finalized. Renewals on the other three contracts are still pending. During the fourth quarter of 2001, the Company entered into a multi-year agreement to provide air medical transportation services to a customer in Florida. Operations under this agreement are scheduled to begin in the second quarter of 2002 with the Company operating a hospital-owned Sikorsky S-76A+. Also in the fourth quarter of 2001, the Company entered into an agreement to expand services for a current hospital customer in Oregon with the deployment of an additional fixed wing aircraft. Operations are expected to commence late in the first quarter of 2002. The Company expects 2002 flight activity for current hospital contracts to remain consistent with historical levels.

Products  Division

As  of  December  31,  2001,  the  Company was continuing the production of five
HH-60L Multi-Mission Medevac Systems for the U.S. Army and multifunctional interiors or interior components for five commercial customers. These projects are scheduled for delivery in the first and second quarters of 2002, with remaining revenue estimated at $1.3 million. In the first quarter of 2002, the Company was also awarded new contracts valued at approximately $2,000,000 to develop and manufacture medical systems for multiple types of vehicles. Work on all contracts is expected to continue throughout 2002.

The Company expects to be awarded a contract for eight additional HH-60L Multi-Mission Medevac Systems during 2002. Production will commence immediately upon award. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2002 or in future periods.

There can be no assurance that the Company will continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or expand flight volume for CBM operations. However, based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2002.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2002" and those described below.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 20% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions, especially in southern California, southern Nevada, and Missouri where CBM operations are concentrated, could have an adverse impact on the Company's operating results. In southern California and the St. Louis region, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Collection rates - The Company's CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. Collectibility is primarily dependent upon the health of the U.S. economy, especially in southern California, southern Nevada, and the St. Louis region. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends.
     Increases in the Company's flight fees billed to its customers are generally limited to changes in the consumer price index.

- Department of Defense funding - One of the significant projects in process for the Products Division, HH-60L, is dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L units could have a material adverse impact on Products Division revenue.

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from hospital customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations.

- Competition - HBM operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. CBM operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and medical capability of the aircraft offered. The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one in Europe. Competition is based mainly on product features, performance, price, and weight. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

- Insurance - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospitals customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 30% of any increases in hull and liability insurance may be passed through to the

     Company's customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and significant interruptions of air medical services to client hospitals, which could adversely affect our relationship with such hospitals.

- Shareholder dilution - As of December 31, 2001, there were outstanding stock options to purchase approximately 1,219,812 shares of common stock. To the extent that the outstanding stock options are exercised, dilution to the interest of common stockholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when any needed capital may be able to be obtained on terms more favorable than those provided in the outstanding options.

CRITICAL  ACCOUNTING  POLICIES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible receivables, deferred income taxes, and aircraft overhaul costs. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual future discounts are less favorable than those projected by management, additional contractual allowances may be required.

Revenue related to fixed fee medical interior and products contracts is recorded as costs are incurred using the percentage of completion method of accounting. The Company estimates the percentage of completion based on costs incurred to date as a percentage of an estimate of the total costs to complete the project. Certain products contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is also recorded as costs are incurred. Losses on contracts in process are recognized when determined. If total costs to complete a project are greater than estimated, the gross margin on the project may be less than originally recorded under the percentage of completion method.

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are less favorable than those projected by management, additional allowances for uncollectible accounts may be required. While bad debt expenses have historically been within expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same collection rates that it has in the past.

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and maintenance reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period results in income tax expense in the statement of operations. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to valuation allowance would increase income in the period such determination was made.

Aircraft  Overhaul  Costs

The Company uses the accrual method of accounting for major engine and airframe component overhauls and replacements. The cost of overhaul or replacement is estimated using published manufacturers' price lists, when available, or historical experience. This cost is accrued based on usage of the aircraft component over the period between overhauls or replacements as mandated by the parts manufacturer. If the cost of overhaul or replacement is greater than estimated by management, additional aircraft operating costs may be recorded in the period in which the price increase becomes effective or in which the aircraft component is overhauled.

NEW  ACCOUNTING  STANDARDS

In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141, Accounting for Business Combinations (Statement 141), and FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement
142). Statement 141 mandates use of the purchase method of accounting for all business combinations and provides guidance for disclosure of intangible assets acquired in a business combination. Statement 141 is effective for all business combinations initiated after June 30, 2001. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. Statement 142 addresses accounting for goodwill and other intangible assets in and subsequent to a business combination. Under Statement 142, goodwill and certain identifiable intangible assets will not be amortized, but instead will be reviewed for impairment at least annually in accordance with the provisions of this statement. Statement 142 is effective for fiscal years beginning after December 15, 2001. The Company recorded approximately $188,000 of expense for goodwill amortization in the year ended December 31, 2001. Under Statement 142, no amortization expense will be recorded in future years.

In June 2001, the FASB also issued FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement 143), which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. In October 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although Statement 144 supersedes FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. Statement 143 is effective for years beginning after June 15, 2002, and Statement 144 is effective for years beginning after December 15, 2001. The Company does not expect the impact of adopting either Statement 143 or Statement 144 to be significant.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risk and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the line of credit which does not have a balance outstanding as of December 31, 2001. Interest rates on these instruments approximate current market rates as of December 31, 2001.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See  Consolidated  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2002, for the Annual Meeting of Stockholders to be held June 26, 2002.

ITEM 11.  EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2002, for the Annual Meeting of Stockholders to be held June 26, 2002.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2002, for the Annual Meeting of Stockholders to be held June 26, 2002.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2002, for the Annual Meeting of Stockholders to be held June 26, 2002.

                                    PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K

     (a)  Documents  filed  as  part  of  the  report:

          1.   Financial  Statements  included  in  Item  8  of  this  report:

               Independent  Auditors'  Report
               Consolidated Balance Sheets, December 31, 2001 and 2000 Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999
               Consolidated Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999
               Notes  to  Consolidated  Financial  Statements

          2.   Financial  Statement Schedules included in Item 8 of this report:

               Schedule  II  -  Valuation  and Qualifying Accounts for the years ended  December  31,  2001,  2000,  and  1999

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

          10.3 Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993(3)

          10.4 Employment Agreement, dated June 1, 1994, between the Company and George Belsey(6)

          10.5 Employment Agreement, dated November 30, 1993, between the Company and Michael Prieto(6)

          10.6 Employment Agreement dated July 10, 1995, between the Company and Aaron D. Todd(8)

          10.7 Employment Agreement dated April 1, 2000, between the Company and Neil Hughes(9)

          21         Subsidiary of Registrant

          23         Consent of KPMG LLP

     (b)  Reports  on  Form  8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.
---------------

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

7 Filed as an exhibit to the Company's Annual Report on Form 10-K for the transitional fiscal year ended December 31, 1994, and incorporated herein by reference.

8 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

9 Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AIR METHODS CORPORATION


Date:  March  28,  2002               By: /s/  George  W.  Belsey
       ----------------                   --------------------------------------
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


/s/ George W. Belsey     Chairman of the Board       March 28, 2002
-----------------------  Chief Executive Officer
George W. Belsey

/s/ Aaron D. Todd        Chief Financial Officer     March 28, 2002
-----------------------  Secretary and Treasurer
Aaron D. Todd

/s/ Sharon J. Keck       Chief Accounting Officer    March 28, 2002
-----------------------
Sharon J. Keck

/s/ Ralph J. Bernstein   Director                    March 28, 2002
-----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray       Director                    March 28, 2002
-----------------------
Samuel H. Gray

/s/ Carl H. McNair, Jr.  Director                    March 28, 2002
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller     Director                    March 28, 2002
-----------------------
Lowell D. Miller, Ph.D.

/s/ Donald R. Segner     Vice-Chairman of the Board  March 28, 2002
-----------------------
Donald R. Segner

/s/ Morad Tahbaz         Director                    March 28, 2002
-----------------------
Morad Tahbaz

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES


                                TABLE OF CONTENTS
-------------------------------------------------------------------------
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Financial Statements
---------------------------------

   CONSOLIDATED BALANCE SHEETS,
   December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS,
   Years Ended December 31, 2001, 2000, and 1999    . . . . . . . .  F-4

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
   Years Ended December 31, 2001, 2000, and 1999    . . . . . . . .  F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS,
   Years Ended December 31, 2001, 2000, and 1999    . . . . . . . .  F-6

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
   December 31, 2001 and 2000 . . . . . . . . . . . . . . . . . . .  F-8

Schedules
---------

   II - VALUATION AND QUALIFYING ACCOUNTS
   Years Ended December 31, 2001, 2000, and 1999. . . . . . . . . .  F-27


All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                         ------------------------------



BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AIR  METHODS  CORPORATION:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                               KPMG LLP


Denver,  Colorado
February  25,  2002

AIR  METHODS  CORPORATION
AND  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2001  AND  2000
(AMOUNTS  IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  AMOUNTS)

============================================================================================================

                                                                                           2001       2000
                                                                                         ---------  --------
ASSETS
------
Current assets:
 Cash and cash equivalents                                                               $  2,838     4,107
 Current installments of notes receivable (note 4)                                            120       108
 Receivables:
   Trade (notes 5 and 11)                                                                  22,555    17,980
   Less allowance for doubtful accounts                                                    (5,673)   (4,231)
                                                                                         ---------  --------
                                                                                           16,882    13,749

   Insurance proceeds                                                                         471       499
   Other                                                                                      851       862
                                                                                         ---------  --------
                                                                                           18,204    15,110

 Inventories (note 5)                                                                       3,427     3,142
 Work-in-process on medical interior and products contracts                                   253       193
 Costs and estimated earnings in excess of billings
   on uncompleted contracts (note 3)                                                          797        --
 Deferred tax asset (note 9)                                                                3,397        --
 Prepaid expenses and other current assets                                                  1,083     1,024
                                                                                         ---------  --------

     Total current assets                                                                  30,119    23,684
                                                                                         ---------  --------
Equipment and leasehold improvements (notes 5 and 6):
 Flight and ground support equipment                                                       71,392    67,819
 Buildings and office equipment                                                             5,841     5,541
                                                                                         ---------  --------
                                                                                           77,233    73,360
 Less accumulated depreciation and amortization                                           (30,561)  (26,001)
                                                                                         ---------  --------

     Net equipment and leasehold improvements                                              46,672    47,359

Excess of cost over the fair value of net assets acquired, net of accumulated
 amortization of $1,091 and $922 at December 31, 2001 and 2000,   respectively (note 2)     2,974     1,921
Notes receivable, less current installments (note 4)                                          472       618
Other assets, net of accumulated amortization of $447 and $1,721 at
 December 31, 2001 and 2000, respectively                                                   5,320     1,668
                                                                                         ---------  --------

     Total assets                                                                        $ 85,557    75,250
                                                                                         =========  ========

                                                                                              (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

===================================================================================================

                                                                                  2001       2000
                                                                                ---------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes payable (note 5)                                                         $     --     1,000
 Current installments of long-term debt (note 5)                                   3,737     3,571
 Current installments of obligations under capital leases (note 6)                   351       331
 Accounts payable                                                                  1,925     2,065
 Accrued overhaul and parts replacement costs                                      3,407     4,143
 Deferred revenue                                                                  1,158     1,071
 Billings in excess of costs and estimated earnings on uncompleted contracts
   (note 3)                                                                           --     1,011
 Deferred income taxes (note 9)                                                       --        55
 Accrued wages and compensated absences                                            2,037     1,437
 Other accrued liabilities (note 2)                                                2,189     1,265
                                                                                ---------  --------

     Total current liabilities                                                    14,804    15,949

Long-term debt, less current installments (note 5)                                17,335    17,504
Obligations under capital leases, less current installments (note 6)               2,882     3,235
Accrued overhaul and parts replacement costs                                      10,377     7,901
Deferred income taxes (note 9)                                                     2,178        --
Other liabilities                                                                  1,438     1,245
                                                                                ---------  --------

     Total liabilities                                                            49,014    45,834
                                                                                ---------  --------

Stockholders' equity (note 7):
 Preferred stock, $1 par value.  Authorized 5,000,000 shares,
   none issued                                                                        --        --
 Common stock, $.06 par value.  Authorized 16,000,000 shares; issued
   8,619,026 and 9,084,515 shares at December 31, 2001 and 2000, respectively
                                                                                     517       545
 Additional paid-in capital                                                       50,665    50,113
 Accumulated deficit                                                             (14,637)  (21,200)
 Treasury stock at par, 37,005 and 701,576 common shares at December 31, 2001
    and 2000, respectively                                                            (2)      (42)
                                                                                ---------  --------

     Total stockholders' equity                                                   36,543    29,416
                                                                                ---------  --------

Commitments and contingencies (notes 5, 6, 10, and 11)

     Total liabilities and stockholders' equity                                 $ 85,557    75,250
                                                                                =========  ========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

====================================================================================================

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                    2001         2000        1999
                                                                 -----------  ----------  ----------
Revenue:
 Flight revenue (note 8)                                         $   82,288      67,192      50,746
 Sales of medical interiors and products                              7,655       6,500       4,981
 Parts and maintenance sales and services                             2,042       1,258       1,531
 Gain on disposition of assets, net                                     111         343          --
                                                                 -----------  ----------  ----------
                                                                     92,096      75,293      57,258
                                                                 -----------  ----------  ----------
Operating expenses:
 Flight centers                                                      28,288      22,713      16,167
 Aircraft operations                                                 20,222      17,635      13,297
 Aircraft rental (note 6)                                             3,772       3,176       1,960
 Cost of medical interiors and products sold                          5,556       4,597       3,808
 Cost of parts and maintenance sales and services                     1,806       1,092       1,239
 Depreciation and amortization                                        5,239       5,485       5,168
 Bad debt expense                                                     9,714       6,695       3,882
 Loss on disposition of assets, net                                     ---         ---         113
 General and administrative                                           9,781       7,854       6,508
                                                                 -----------  ----------  ----------
                                                                     84,378      69,247      52,142
                                                                 -----------  ----------  ----------

       Operating income                                               7,718       6,046       5,116

Other income (expense):
 Interest expense                                                    (1,945)     (2,144)     (2,138)
 Interest and dividend income                                           100         185         155
 Other, net                                                              75          70          57
                                                                 -----------  ----------  ----------

Income before income taxes                                            5,948       4,157       3,190

Income tax benefit (note 9)                                             615          --         255
                                                                 -----------  ----------  ----------

     Net income                                                  $    6,563       4,157       3,445
                                                                 ===========  ==========  ==========

     Basic income per common share (note 7)                      $      .78         .50         .42
                                                                 ===========  ==========  ==========

     Diluted income per common share (note 7)                    $      .76         .49         .42
                                                                 ===========  ==========  ==========

Weighted average number of common shares outstanding - basic      8,421,671   8,334,445   8,219,601
                                                                 ===========  ==========  ==========

Weighted average number of common shares outstanding - diluted    8,659,302   8,559,389   8,222,187
                                                                 ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

=====================================================================================================================

                                                                                                              Total
                                         Common     Stock    Treasury    Stock    Additional                  Stock-
                                       --------------------  -------------------    Paid-in    Accumulated   holders'
                                         Shares     Amount    Shares     Amount     Capital      Deficit      Equity
                                       ----------  --------  ---------  --------  -----------  ------------  ---------
BALANCES AT JANUARY 1, 1999            8,281,343   $   497     50,606   $    (3)      49,979       (28,802)    21,671

Issuance of common shares for options
  exercised and services rendered         97,500         6         --        --          245            --        251
Purchase of treasury shares                   --        --     77,216        (5)        (222)           --       (227)
Net income                                    --        --         --        --           --         3,445      3,445
                                       -------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999          8,378,843       503    127,822        (8)      50,002       (25,357)    25,140

Issuance of common shares for options
  exercised and services rendered        705,672        42         --        --        2,457            --      2,499
Purchase of treasury shares                   --        --    573,754       (34)      (2,346)           --     (2,380)
Net income                                    --        --         --        --           --         4,157      4,157
                                       -------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000          9,084,515       545    701,576       (42)      50,113       (21,200)    29,416

Issuance of common shares for options
  and warrants exercised and services
  rendered                               402,856        24         --        --        1,334            --      1,358
Tax benefit from exercise of stock
  options                                     --        --         --        --          227            --        227
Purchase of treasury shares                   --        --    203,774       (12)      (1,009)           --     (1,021)
Retirement of treasury shares           (868,345)      (52)  (868,345)       52           --            --         --
Net income                                    --        --         --        --           --         6,563      6,563
                                       -------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2001          8,619,026   $   517     37,005   $    (2)      50,665       (14,637)    36,543
                                       ===============================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
=====================================================================================================================

                                                                                            Year Ended December 31,
                                                                                       --------------------------------
                                                                                          2001        2000       1999
                                                                                       --------------------------------
Cash flows from operating activities:
  Net income                                                                           $    6,563      4,157      3,445
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                   5,239      5,485      5,168
    Bad debt expense                                                                        9,714      6,695      3,882
    Deferred income tax benefit                                                            (1,274)      (308)      (251)
    Tax benefit from exercise of stock options                                                227         --         --
    Common stock options and warrants issued for services                                      95         60         60
    Loss (gain) on disposition of assets                                                     (111)      (343)       113
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Increase in receivables                                                             (12,808)   (13,394)    (5,912)
      Decrease (increase) in inventories                                                     (285)        96       (427)
      Decrease (increase) in prepaid expenses and other current assets                        (59)        43       (170)
      Decrease (increase) in work-in-process on medical interior and products
        contracts and costs in excess of billings                                            (857)       751       (797)
      Increase (decrease) in accounts payable and other accrued liabilities                   362      1,592        (96)
      Increase in accrued overhaul and parts replacement costs                                644        820        835
      Increase (decrease) in deferred revenue, billings in excess of costs, and other
        liabilities                                                                          (748)     1,473        273
                                                                                       ---------------------------------

          Net cash provided by operating activities                                         6,702      7,127      6,123
                                                                                       ---------------------------------

Cash flows from investing activities:
  Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
    Aviation, LLC (note 2)                                                                     --     (2,367)        --
  Acquisition of equipment and leasehold improvements                                      (4,106)    (3,248)    (2,868)
  Proceeds from disposition and sale of equipment and assets held for sale                    210      1,158         --
  Increase in notes receivable and other assets, net                                           (6)    (1,004)      (740)
                                                                                       ---------------------------------

          Net cash used by investing activities                                            (3,902)    (5,461)    (3,608)
                                                                                       ---------------------------------


                                                                                                  (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)

=====================================================================================================================


                                                               Year Ended December 31,
                                                          --------------------------------
                                                             2001       2000       1999
                                                          --------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  $   1,263      2,439        191
  Payments for purchases of common stock                     (1,021)    (2,380)      (227)
  Net borrowings (payments) under short-term notes payable   (1,000)       300       (425)
  Proceeds from long-term debt                                2,700      3,794      1,150
  Payments of long-term debt                                 (5,678)    (3,597)    (2,819)
  Payments of capital lease obligations                        (333)      (357)      (550)
                                                          --------------------------------

    Net cash provided (used) by financing activities         (4,069)       199     (2,680)
                                                          --------------------------------

    Increase (decrease) in cash and cash equivalents         (1,269)     1,865       (165)

Cash and cash equivalents at beginning of year                4,107      2,242      2,407
                                                          --------------------------------

Cash and cash equivalents at end of year                  $   2,838      4,107      2,242
                                                          ================================
Interest paid in cash during the year                     $   1,974      2,148      2,148
                                                          ================================
Income taxes paid in cash during the year                 $     365        308        290
                                                          ================================

Non-cash  investing  and  financing  activities:

In the year ended December 31, 2001, the Company recognized a total liability of $1,500 as additional consideration for the purchase of ARCH Air Medical Service, Inc. (ARCH). During the second quarter of 2001, the Company determined that payment of this consideration, which was based on the cash flows of post-acquisition ARCH operations, was reasonably assured based on receivable collection trends to date.

In the year ended December 31, 2001, the Company issued a note payable of $225 to buy out a third party's interest in one of the Company's aircraft. The Company also issued a note payable of $2,750 to acquire the operating rights of and establish a non-compete agreement with another air ambulance service provider. The balance of the non-compete agreement is included in other assets in the consolidated balance sheets.

In the year ended December 31, 2000, the Company assumed a capital lease obligation of $1,568 to finance the buyout of a helicopter. The Company also issued notes payable of $48 to finance insurance policies.



See  accompanying  notes  to  consolidated  financial  statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Financial  Statement  Presentation  and  Business

     Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as one of the largest providers of aeromedical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As more fully discussed in Note 2, in April 2000, Mercy Air Service, Inc. (Mercy Air), a wholly owned subsidiary of the Company, acquired through a newly formed subsidiary substantially all of the business assets of Area Rescue Consortium of Hospitals. The new company, ARCH Air Medical Service, Inc. (ARCH), operates as a wholly owned subsidiary of Mercy Air. All significant intercompany balances and transactions have been eliminated in consolidation. The Company holds a 50% ownership interest in a joint venture which is accounted for under the equity method.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, uncollectible receivables, deferred income taxes, and aircraft overhaul costs. Actual results could differ from those estimates.

     Cash  and  Cash  Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,225,000 and $1,263,000 at December 31, 2001 and 2000, respectively, consist of short-term money market funds.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process  on  Medical  Interior  and  Products  Contracts

     Work-in-process on medical interior and products contracts represents costs of the manufacture and installation of medical equipment and modification of aircraft for third parties. When the total cost to complete a project under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Certain products contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is also recorded as costs are incurred. Losses on contracts in process are recognized when determined.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


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


                  Description                     Lives      Residual value
     ----------------------------------------  ------------  ---------------
     Buildings, including hangars                  40 years              10%
     Helicopters, including medical equipment  8 - 25 years         10 - 25%
     Ground support equipment and rotables     5 - 10 years          0 - 10%
     Furniture and office equipment            3 - 10 years              --


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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


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

     Revenue  Recognition  and  Uncollectible  Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are initially determined based on historical collection rates and adjusted periodically based on actual collections.

     Stock-based  Compensation

     The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Pro forma disclosures of net income and income per share required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (Statement 123), are included in Note 7 to the consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Income  Taxes

     Deferred tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Income  Per  Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

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

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the 2001 presentation.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(2)  ACQUISITION  OF  SUBSIDIARY

     On April 25, 2000, Mercy Air acquired through a newly formed company substantially all of the business assets of Area Rescue Consortium of Hospitals for $11,268,000 and two fixed wing aircraft and related equipment and inventory from SkyLife Aviation, LLC for $1,699,000. The purchase agreement includes a provision under which the sellers will receive 50% of all collections greater than 50% of standard billing rates for transports older than six months, up to a maximum of $1,500,000. In 2001, the Company determined that payment of this consideration was reasonably assured based on receivable collection trends to date and recognized this amount as additional purchase price (goodwill) and a total liability of $1,500,000. As of December 31, 2001, other accrued liabilities included $901,000 remaining to be paid under this provision of the purchase agreement.

     Funding for the acquisitions was provided primarily by the sale of five helicopters and two fixed wing aircraft to a company for $10.6 million. The aircraft are leased back from the company under a ten-year operating lease. ARCH also entered into a $1,350,000 note payable. The remainder of the cash payment was funded from Company treasuries. The allocation of the initial purchase price for both acquisitions was as follows (amounts in thousands):

     Assets purchased:
       Aircraft           $10,600
       Equipment            1,749
       Inventory              734
                          --------
                           13,083
     Liabilities assumed     (116)
                          --------
     Purchase price       $12,967
                          ========


     The acquisition has been accounted for using the purchase method of accounting and the results of ARCH's operations have been included with those of the Company since April 25, 2000.


(3)  COSTS  IN  EXCESS  OF  BILLINGS  AND  BILLINGS  IN  EXCESS  OF  COSTS

     As of December 31, 2001, the estimated period to complete contracts in process ranges from one to eight months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):


                                                             2001      2000
                                                           --------  --------

Direct costs incurred on uncompleted contracts             $ 4,088     4,627
Estimated earnings                                           4,185     5,366
                                                           --------  --------
                                                             8,273     9,993
Less billings to date                                       (7,476)  (11,004)
                                                           --------  --------
Costs in excess of billings (billings in excess of costs)  $   797    (1,011)
                                                           ========  ========

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(4)  NOTES  RECEIVABLE

     Future minimum payments under notes receivable are as follows (amounts in thousands):


            Year ending December 31:
             2002                               $ 187
             2003                                 181
             2004                                 315
             2005                                  37
             2006                                  31
                                                ------
                                                  751
            Less amounts representing interest   (159)
                                                ------
            Present value of minimum payments     592
            Less current installments            (120)
                                                ------
                                                $ 472
                                                ======

(5)  NOTES  PAYABLE  AND  LONG-TERM  DEBT

     Notes payable at December 31, 2000, consisted entirely of borrowings under a $1.5 million line of credit, collateralized by certain receivables, inventories, and equipment. In 2001, the line of credit was increased to $4 million and, as of December 31, 2001, no amounts were drawn against the line. A commitment fee of 0.25% is charged to the Company quarterly for average unused capacity on the line. The line expires in May 2003 and has various covenants which limit the Company's ability to merge or consolidate with another entity, dispose of assets, and change the nature of business operations. The Company is also required to maintain certain financial ratios as defined in the agreement. At December 31, 2001, the Company was in compliance with the covenants.

     Aggregate maturities of long-term debt are as follows (amounts in thousands):


        Year ending December 31:
               2002                     $ 3,737
               2003                       3,158
               2004                       3,519
               2005                       3,506
               2006                       2,935
               Thereafter                 4,217
                                        -------
                                        $21,072
                                        =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(5)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED


     Long-term  debt  consists  of  the  following  at  December  31 (amounts in thousands):
                                                                           2001     2000
                                                                         --------  -------
Note payable with interest at 9.52%, due in monthly installments of principal and interest through July 2007 with all remaining principal
  due in August 2007, collateralized by flight equipment                 $ 8,026    8,661
Note payable with interest at 7.5%. Paid in full in 2001.                     --    2,723
Notes payable with interest rates from 6.53% to 9.18%, due in monthly installments of principal and interest at various dates through April
  2007, collateralized by flight and other equipment                       7,785    6,711
Note payable, non-interest bearing, due in annual principal payments through January 2007. Annual principal payment amounts are contingent upon transport volume for Community-Based Model
  operations in Nevada.                                                    2,750       --
Note payable with interest at 8.01%, due in monthly payments of principal and interest through April 2007,
  collateralized by buildings                                              1,107    1,264
Note payable with interest at 8.16%, due in monthly payments of principal and interest through March 2004 with all remaining
  principal due in April 2004, collateralized by flight equipment            929    1,019
Note payable with interest at 5.0%, due in monthly installments of
  principal and interest through November 2002, unsecured                    207       --
Notes payable to sellers of Mercy Air with interest at 9%, due in monthly installments of principal and interest through July 2002,
  collateralized by certain receivables                                      223      534
Other                                                                         45      163
                                                                         --------  -------
                                                                          21,072   21,075
Less current installments                                                 (3,737)  (3,571)
                                                                         --------  -------
                                                                         $17,335   17,504
                                                                         ========  =======

Two of the note agreements require the Company to maintain certain financial ratios. As of December 31, 2001, the Company was in compliance with the covenants.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2001, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                            Capital   Operating
                                                            leases      leases
                                                           ---------------------
     Year ending December 31:
           2002                                            $    533        5,504
           2003                                                 534        5,005
           2004                                               2,627        4,784
           2005                                                  --        4,783
           2006                                                  --        4,753
           Thereafter                                            --       14,678
                                                           ---------------------

     Total minimum lease payments                             3,694   $   39,507
                                                                      ==========
     Less amounts representing interest                        (461)
                                                           ---------
     Present value of minimum capital lease payments          3,233
     Less current installments                                 (351)
                                                           ---------
                                                           $  2,882
                                                           =========

Rent expense relating to operating leases totaled $4,935,000, $4,215,000, and $2,850,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001 and 2000, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $4,132,000 and $4,321,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(7)  STOCKHOLDERS'  EQUITY

     (a)  WARRANTS

          In payment of consulting services performed for the Company, the following warrants to purchase the Company's common stock were issued at or above market value and are outstanding as of December 31, 2001:


          Number of Warrants  Exercise Price per Share    Expiration Date
          ------------------  ------------------------  ------------------

                    160,000                      3.00   February 21, 2002
                     25,000                     3.156        July 1, 2005
          -----------------
                    185,000
          =================

          All warrants expiring on February 21, 2002, were exercised during the first quarter of 2002 prior to expiration.


     (b)  STOCK  OPTION  PLANS

          The Company has a Stock Option Plan and a predecessor plan (together, "the Plan") which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (NSO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. The Company also grants NSO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

          The Nonemployee Director Stock Option Plan authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service will receive a five-year option to purchase 5,000 shares, exercisable at the then current fair market value of the Company's common stock. All options under this plan are vested immediately upon issue.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 2001, 2000, and 1999:

                                                   Weighted Average
                                         Shares     Exercise Price
                                       ----------  -----------------
     Outstanding at January 1, 1999    1,875,196   $            3.13

     Granted                             716,172                2.88
     Canceled                           (312,740)               2.96
     Exercised                           (97,500)               1.98

                                       ----------
     Outstanding at December 31, 1999  2,181,128                3.12

     Granted                              37,112                3.96
     Canceled                            (49,504)               3.41
     Exercised                          (630,672)               3.33

                                       ----------
     Outstanding at December 31, 2000  1,538,064                3.05

     Granted                             100,000                4.39
     Canceled                            (55,623)               3.50
     Exercised                          (362,856)               3.15

                                       ----------
     Outstanding at December 31, 2001  1,219,585                3.11
                                       ==========
     Options exercisable at:
      December 31, 1999                2,070,510   $            3.12
      December 31, 2000                1,167,828                3.09
      December 31, 2001                  987,048                3.12

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

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

                                 2001    2000   1999
                                ------  ------  -----
     Net income:
      As reported               $6,563  $4,157  3,445
      Pro forma                  6,429   3,992  2,182

     Basic income per share:
      As reported               $  .78  $  .50    .42
      Pro forma                    .76     .48    .27

     Diluted income per share:
      As reported               $  .76  $  .49    .42
      Pro forma                    .71     .45    .27


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of 0% for all years; expected volatility of 39%, 59%, and 69%; risk-free interest rates of 4.0%, 5.2%, and 5.3%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999, was $1.46, $1.74, and $1.49, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                    Weighted-
                                 Weighted-Average        Weighted-                   Average
   Range of        Number     Remaining Contractual       Average        Number      Exercise
Exercise Price   Outstanding       Life (Years)       Exercise Price   Exercisable    Price
---------------  -----------  ----------------------  ---------------  -----------  ----------
1.81 to 2.69         232,715                     2.6  $          2.66      150,766  $     2.66
2.88 to 4.31         949,509                     1.6             3.09      803,921        3.08
4.38 to 6.23          37,361                     4.8             6.11       32,361        6.09
                 -----------                                           -----------
                   1,219,585                                               987,048
                 ===========                                           ===========

(C)  NONEMPLOYEE  DIRECTOR  COMPENSATION  PLAN

     In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2001, no shares have been issued under this plan.

(D)  STOCK  REPURCHASE  PLAN

     On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. As of December 31, 2001, 885,244 shares, or 9.3% of common stock issued, had been repurchased under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(7)  STOCKHOLDERS'  EQUITY,  CONTINUED

     (e)  INCOME  PER  SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                                      2001       2000       1999
                                                    ---------  ---------  ---------
          Weighted average number of common shares
            outstanding - basic                     8,421,671  8,334,445  8,219,601
          Dilutive effect of:
            Common stock options                      199,683    198,000      2,586
            Common stock warrants                      37,948     26,944         --
                                                    -------------------------------
          Weighted average number of common shares
            outstanding - diluted                   8,659,302  8,559,389  8,222,187
                                                    ===============================

          Common stock options totaling 41,535, 139,736, and 2,170,439, and common stock warrants of -0-, -0-, and 275,000 were not included in the diluted income per share calculation for the years ended December 31, 2001, 2000, and 1999, respectively, because their effect would have been anti-dilutive.

(8)  REVENUE

     The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements provide for the following revenue for years subsequent to December 31, 2001 (amounts in thousands):


     Year ending December 31:
           2002                     $21,430
           2003                      17,216
           2004                      14,824
           2005                      11,990
           2006                       7,091
           Thereafter                 6,024
                                   --------
                                    $78,575
                                   ========

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(9)  INCOME  TAXES

     Income tax benefit (expense) consists of the following for the years ended December 31:

                                      2001    2000   1999
                                     ---------------------
     Current income tax expense:
        Federal                      $ (241)  (129)  (231)
        State                          (418)  (179)   (20)
                                     ---------------------
                                       (659)  (308)  (251)

     Deferred income tax benefit:
        Federal                       1,111    258    424
        State                           163     50     82
                                     ---------------------
                                      1,274    308    506
                                     ---------------------
     Total income tax benefit        $  615     --    255
                                     =====================

Actual current tax benefits are higher than reflected for the year ended December 31, 2001, by $227,000 as a result of stock option deduction benefits recorded as a credit to stockholders' equity.

In the acquisition of Mercy Air in July 1997, the Company acquired trade receivables of $3.1 million. Mercy Air, a subchapter S corporation, had elected to be treated as a cash basis taxpayer. Upon acquisition, however, the new subsidiary was required to use the accrual method of accounting. This change in accounting method for tax purposes resulted in the recognition of approximately $3.1 million in taxable income over four years which could not be offset by the Company's net operating loss carryforwards. In the year ended December 31, 1999, the Company recorded an income tax benefit of $255,000 attributable to a reduction in deferred tax liabilities recorded in the acquisition of Mercy Air as a result of current period taxable losses of the Company.

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 34% and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                           2001     2000     1999
                                         --------------------------
Tax at the federal statutory rate        $ 2,022    1,413    1,085
State income taxes, net of federal
  benefit and adjustment based on filed
  returns                                    487      275      211
Change in valuation allowance,
  including revisions for filed returns   (3,301)  (1,688)  (1,551)
Reduction in effective tax rate              (50)      --       --
Tax benefit from exercise of stock
  options                                    227       --       --
                                         --------------------------
Net income tax benefit                   $  (615)      --     (255)
                                         ==========================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================


(9)  INCOME  TAXES,  CONTINUED

     For income tax purposes, at December 31, 2001, the Company has net operating loss carryforwards of approximately $16 million, expiring at various dates through 2012. In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $7 million of the aforementioned net operating loss carryforwards is subject to an annual limitation of $1,032,000 per year, as adjusted for unused yearly limitations, by the provisions of Section 382 of the Internal Revenue Code.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                                        2001       2000
                                                      ---------  --------
     Deferred tax assets:
      Overhaul and parts replacement cost,
       principally due to the accrual method          $  5,376     4,890
      Allowance for uncollectible accounts               1,399     1,822
      Net operating loss carryforwards                   6,409     9,014
      Deferred revenue                                     234       391
      Other                                                545       399
                                                      ---------  --------
          Total gross deferred tax assets               13,963    16,516
          Less valuation allowance                        (235)   (3,536)
                                                      ---------  --------
          Net deferred tax assets                       13,728    12,980
                                                      ---------  --------

     Deferred tax liabilities:
      Equipment and leasehold improvements,
       principally due to differences in bases and
       depreciation methods                            (12,509)  (12,980)
      Receivables, principally due to difference in
       bases resulting from acquisition
        of subsidiary                                       --       (55)
                                                      ---------  --------
          Total deferred tax liabilities               (12,509)  (13,035)
                                                      ---------  --------
          Net deferred tax asset (liability)          $  1,219       (55)
                                                      =========  ========

     In 2001 and 2000, the Company had taxable earnings for consecutive tax years for the first time in its history. Based on the expected trend in future taxable earnings, the majority of the valuation allowance against deferred tax assets was reversed in the fourth quarter of 2001 upon completion of returns for the tax year ended June 30, 2001. As of December 31, 2001, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(10) EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute up to 15% of their annual salaries. Effective January 1, 2001, the Company increased its contributions from 1.5% to 2% of annual salaries for all employees. The Company also matches 50% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $1,221,000, $810,000, and $399,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(11) BUSINESS  AND  CREDIT  CONCENTRATIONS

     A significant percentage of the Company's trade receivables are related to the flight operations of its Community-Based Model (CBM) in southern California, Nevada, Missouri and Illinois. CBM receivables are due from medical insurance companies and federal and state government insurance programs, as well as private citizens. The diversity in types of payers may mitigate the potential impact of the geographical concentration of receivables.

(12) BUSINESS  SEGMENT  INFORMATION

     The Company identifies operating segments based on management responsibility and the type of products or services offered. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in southern California, Nevada, Missouri, and Illinois. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace products for domestic and international customers.

     The  accounting policies of the operating segments are as described in Note
     1. The Company evaluates the performance of its segments based on pretax net income. Intersegment sales are reflected at cost-related prices.

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================



(12) BUSINESS  SEGMENT  INFORMATION,  CONTINUED

                              Community-    Hospital-
                                 Based        Based     Products   Corporate   Intersegment
                                 Model        Model     Division  Activities   Eliminations   Consolidated
                              -----------------------------------------------------------------------------
2001
External revenue                  46,320   $   38,739      7,037          --             --         92,096
Intersegment revenue                  --           16      2,955          --         (2,971)            --
                              -----------------------------------------------------------------------------
Total revenue                     46,320       38,755      9,992          --         (2,971)        92,096

Operating expenses                28,624       31,946      7,874       3,470         (2,564)        69,350
Depreciation & amortization        1,843        2,893        191         312             --          5,239
Bad debt expense                   9,714           --         --          --             --          9,714
Interest expense                   1,109          811         --          25             --          1,945
Interest income                       (4)         (44)        --         (52)            --           (100)
Income tax benefit                    --           --         --        (615)            --           (615)
                              -----------------------------------------------------------------------------
Net income (loss)                  5,034   $    3,149      1,927      (3,140)          (407)         6,563
                              =============================================================================
Total assets                      35,699          N/A        N/A      52,021         (2,163)        85,557
                              =============================================================================
2000
External revenue                  34,752   $   33,882      6,514         145             --         75,293
Intersegment revenue                  --           30      1,841          --         (1,871)            --
                              -----------------------------------------------------------------------------
Total revenue                     34,752       33,912      8,355         145         (1,871)        75,293

Operating expenses                22,171       27,037      6,474       2,889         (1,574)        56,997
Depreciation & amortization        1,642        3,320        209         314             --          5,485
Bad debt expense                   6,695           --         --          --             --          6,695
Interest expense                   1,128          970         --          46             --          2,144
Interest income                       (6)         (54)        --        (125)            --           (185)
                              -----------------------------------------------------------------------------
Net income (loss)                  3,122   $    2,639      1,672      (2,979)          (297)         4,157
                              =============================================================================
Total assets                      29,481          N/A        N/A      47,932         (2,163)        75,250
                              =============================================================================

1999
External revenue                  20,522   $   31,555      4,993         188             --         57,258
Intersegment revenue                  --           41      2,786          --         (2,827)            --
                              -----------------------------------------------------------------------------
Total revenue                     20,522       31,596      7,779         188         (2,827)        57,258

Operating expenses                12,271       24,035      6,357       2,702         (2,330)        43,035
Depreciation & amortization        1,213        3,466        205         284             --          5,168
Bad debt expense                   3,882           --         --          --             --          3,882
Interest expense                   1,046        1,040         --          52             --          2,138
Interest income                       (7)         (74)        --         (74)            --           (155)
Income tax benefit                  (255)          --         --          --             --           (255)
                              -----------------------------------------------------------------------------
Net income (loss)                  2,372   $    3,129      1,217      (2,776)          (497)         3,445
                              =============================================================================
Total assets                      19,295   N/A          N/A           46,584         (3,163)        62,716
                              =============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(13) QUARTERLY  FINANCIAL  DATA

     Summarized quarterly financial data for 2001 and 2000 is as follows (amounts in thousands except per share data):

                                                        Quarter
                                            First   Second  Third   Fourth
                                           -------------------------------
     2001
     Revenue                               $20,014  23,533  23,945  24,604
     Operating income                          989   2,127   2,667   1,935
     Income before income taxes                532   1,680   2,222   1,514
     Net income                                532   1,680   2,222   2,129
     Basic income per common share             .06     .20     .26     .25
     Diluted income per common share           .06     .20     .26     .23

     2000
     Revenue                               $14,591  19,490  21,896  19,316
     Operating income                          876   2,474   2,347     349
     Net income (loss)                         417   2,015   1,853    (128)
     Basic and diluted income (loss) per
      common share                             .05     .24     .22    (.02)

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

                          Independent Auditors' Report
                         ------------------------------



BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AIR  METHODS  CORPORATION:

Under date of February 25, 2002, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the Company's Annual Report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      KPMG LLP



Denver,  Colorado
February  25,  2002


AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

=====================================================================================================

                                 Balance at
                                  Beginning                  Transfers                   Balance at
Description                       of Period   Additions (a)  and Other  Deductions (b)  End of Period
-------------------------------  -----------  -------------  ---------  --------------  -------------

Allowance for trade receivables
   Year ended December 31, 2001  $     4,231          9,714                    (8,272)          5,673
   Year ended December 31, 2000        1,210          6,695                    (3,674)          4,231
   Year ended December 31, 1999        1,404          3,882         --         (4,076)          1,210


---------------
Notes:

(a)  Amounts  charged  to  expense.
(b)  Bad  debt  write-offs  and  charges  to  allowances.





See  accompanying  Independent  Auditors'  Report.