Form 10-K/A
period 2001-12-31
AIR METHODS CORP
filed 2002-05-15
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X     No
                                                ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 15, 2002, was approximately $60,014,000.(1) The number of outstanding shares of Common Stock as of March 15, 2002, was 8,906,129.

____________________
1 Excludes 1,112,040 shares of Common Stock held by directors, officers, and shareholders whose ownership exceeds five percent of the shares outstanding at March 15, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management of policies of the Registrant, or that such person is controlled by or under common control with the Registrant.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                        Page
                                                                        ----
                            PART I - Previously Filed
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


                           PART II - Previously Filed

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


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . .    20

ITEM 11.  EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . .    23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .    28

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . .    29



                           PART IV - Previously Filed

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K   . .  IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-3

                                    PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Summary information concerning the Company's directors and executive officers is set forth below:

                                                                                       CLASS/YEAR
                                                                                         TERM AS
                                                                                        DIRECTOR
NAME                           AGE                      POSITION                       EXPIRES(1)
-----------------------------  ---  -------------------------------------------------  -----------
George W. Belsey                62  Chairman of the Board and Chief Executive Officer  I/2004
-----------------------------  ---  -------------------------------------------------  -----------
Ralph J. Bernstein              43  Director                                           III/2003
-----------------------------  ---  -------------------------------------------------  -----------
Samuel H. Gray                  64  Director                                           II/2002 *
-----------------------------  ---  -------------------------------------------------  -----------
MG Carl H. McNair, Jr. (Ret.)   67  Director                                           I/2004
-----------------------------  ---  -------------------------------------------------  -----------
Lowell D. Miller, Ph.D.         68  Director                                           III/2003
-----------------------------  ---  -------------------------------------------------  -----------
Donald R. Segner                75  ViceChairman of the Board                          I/2004
-----------------------------  ---  -------------------------------------------------  -----------
Morad Tahbaz                    46  Director                                           II/2002 *
-----------------------------  ---  -------------------------------------------------  -----------
David Dolstein                  53  President, Mercy Air Service, Inc.                 N/A
-----------------------------  ---  -------------------------------------------------  -----------
Neil Hughes                     43  Vice President, Air Medical Services               N/A
-----------------------------  ---  -------------------------------------------------  -----------
Sharon J. Keck                  35  Chief Accounting Officer and Controller            N/A
-----------------------------  ---  -------------------------------------------------  -----------
Michael G. Prieto               46  Vice President, Products Division                  N/A
-----------------------------  ---  -------------------------------------------------  -----------
Aaron D. Todd                   40  Secretary, Treasurer and Chief Financial Officer   N/A
                                    and Chief Operating Officer
                                    -------------------------------------------------

____________________
*    Director  Nominee
(1) Refers to the calendar year in which the annual meeting of stockholders is contemplated to be held and at which the term of the pertinent director class shall expire.

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

MAJOR GENERAL CARL H. MCNAIR, JR. (RET.) was appointed to the Board of Directors in March 1996. In April 1999, General McNair retired from his position as Corporate Vice President and President, Enterprise Management, for DynCorp, a technical and professional services company headquartered in Reston, Virginia, where he was responsible for the company's core businesses in facility management, marine operations, test and evaluation, administration and security, and biotechnology and health services. He currently serves as Special Assistant to the President for government relations. From 1987 to 1990, General McNair was Vice President, Army Programs, with Burdeshaw Associates, Ltd., a professional services firm in Bethesda, Maryland. For more than 32 years he served the United States Army in Research and Development, Infantry, and Army Aviation in both command and staff positions, including Deputy for Aviation to the Assistant Secretary of the Army (Research, Development and Acquisition); Aviation Officer, U.S. Army; and Commanding General, U.S. Army Aviation Center. Achieving the rank of Major General, he culminated his military career in 1987 as Chief of Staff, U.S. Army Training and Doctrine Command, Fort Monroe, Virginia. A Master Aviator with commercial, fixed wing, rotary wing, and multi-engine instructor ratings, his aerial combat service spanned six campaigns in the Republic of Vietnam during which he accrued over 1,500 combat flying hours serving as Commander to both an Assault Helicopter Company and a Combat Aviation Battalion. General McNair's academic credentials include a Bachelor of Science Degree in Engineering from the U. S. Military Academy at West Point, and both a Bachelor Degree and Master's Degree in Aerospace Engineering from Georgia Institute of Technology as well as a Master of Science Degree in Public Administration from Shippensburg University. For academic achievement in aerospace, McNair was elected to Sigma Gamma Tau, a national honorary engineering fraternity.

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

     MR. DONALD R. SEGNER has served as a director of the Company since February 1992 and as Vice Chairman since April 1994. Mr. Segner has over 55 years of aviation and transportation related experience in diversified positions involving operational, flight testing, aircraft design and development and senior managerial responsibilities. Entering the military service in 1943, he was commissioned in the U.S. Marine Corps as a Naval Aviator in 1946. He served in combat in Korea and later as a military test pilot. Mr. Segner accumulated over 7,000 flight hours in over 150 types and models of aircraft. After entering private industry in 1962, Mr. Segner served as Chief Test Pilot, Manager of Advance Design and Program Manager of a major aerospace firm. In April 1981, Mr. Segner was appointed by President Reagan to the Federal Aviation Administration
(FAA)  as  an  Associate  Administrator.  With  the  advent  of  the Air Traffic
Controller's strike in September 1981, he was given the additional responsibilities to develop, direct and control the process of allocating airspace system use by all airlines and airspace system users. Following the destruction of Korean Airline Flight 007 in 1983, he was further assigned to the White House to head the investigation of the KAL 007 shoot down and to act as Chief Delegate for the U.S.A. to the United Nations International Civil Aviation Organization (ICAO) on this matter. Later he was assigned as the United States, Chief of Delegation, by the Secretary of State, to negotiate an agreement, among the U.S.A., USSR and Japanese governments, to improve and implement future air travel safety along the North Pacific air routes. Mr. Segner has served as a director on the Board of several aviation corporations, as an advisor to NASA, and on the Advisory Board to the University of Southern California Institute of Systems and Safety Management. He is a past president of the Society of Experimental Test Pilots. Undergraduate education was received at the University of the Pacific. Graduate work was performed at the U.S. Naval Post Graduate
School, Monterey (Aero) and the University of Southern California School of Business. He is a graduate of the U.S. Navy Test Pilot School. Mr. Segner has received numerous awards recognizing his contributions to the aviation community, including the AIAA's Octave Chanute Award, the SETP's Kincheloe Award, FAA Administrator's Award, the FAA Superior Achievement Gold Medal, and the Distinguished Flying Cross for valor in combat. Mr. Segner is a Fellow in the Society of Experimental Test Pilots.

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

     MR. DAVID L. DOLSTEIN joined the Company with the July 1997 acquisition of the wholly owned subsidiary, Mercy Air Service, Inc. Mr. Dolstein's position as President of Mercy Air Service is a continuation of his responsibilities preceding the acquisition. Previous experience includes Executive Vice President, Mercy Air Service, from January 1995 to December 1996. Before Mercy Air Service, Rocky Mountain Helicopters, Inc. employed Mr. Dolstein in their Air Medical Division from January 1981 through December of 1994. Positions included:
Executive Director; Vice President, Director of Marketing; Associate Director; Regional Manager and Air Medical Pilot. Mr. Dolstein received a Bachelor of Science degree in 1974 from Central Missouri State University with postgraduate studies in industrial safety. His aviation background includes employment as a pilot by Bell Helicopter International's Training Command, Isfahan, Iran (1975 to 1979) and United States Army Aviation (1967 to 1975).

     MR. NEIL M. HUGHES was named Vice President of the Company's Air Medical Services Division in April 2000, and has served as Director of Operations since August 1998. Since 1992, Mr. Hughes has served Air Methods in several other positions including Line Pilot, Area Manager, Training Captain/Check Airman and Operations Manager. Prior to joining Air Methods, Mr. Hughes was a commercial helicopter pilot and for sixteen years served in a number of capacities as an officer and aviator in the Royal Navy. Mr. Hughes has 21 years of aviation management experience and holds pilot certificates including Airline Transport Pilot, Certified Flight Instructor and Helicopter Instrument Instructor. Mr. Hughes has a Bachelor's Degree in International Affairs and is a graduate of the Royal Naval College, Dartmouth, England.

     MS. SHARON KECK joined the Company as Accounting Manager in October 1993 and was named Controller in July of 1995. She assumed the additional position of Chief Accounting Officer in January 2002. From 1989 to 1993, Ms. Keck was employed by KPMG Peat Marwick (now KPMG, LLP), a certified public accounting firm, in Denver, Colorado. Two of those years included serving on the Company's account as Senior Auditor. Ms. Keck holds a Bachelor of Science Degree in Accounting from Bob Jones University.

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

     MR. AARON D. TODD joined the Company as Chief Financial Officer in July of 1995 and was appointed Secretary and Treasurer during that same year. He was appointed Chief Operating Officer in January 2002. From 1994 to 1995, Mr. Todd served as Vice President of Finance of Centennial Media Corporation, a Colorado publishing company, where he was responsible for all financial and accounting functions. From 1986 to 1994, Mr. Todd was employed by KPMG Peat Marwick (now KPMG, LLP), a certified public accounting firm, in Denver, Colorado. Six of those years included serving on the Company's account in various capacities, including Senior Manager. Mr. Todd holds a Bachelor of Science Degree in Accounting from Brigham Young University.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on its review of the copies of reports filed and upon written representations, the Company believes that during 2001, executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, with the exceptions that three Form 4 filings were submitted past the due date for the period of July 2001. Messrs. Dolstein and McNair each reported one transaction for the period; Mr. Segner reported two transactions.


ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the cash compensation paid by the Company in 2001 to the Chief Executive Officer and each of the other executive officers whose annual salary and bonus for 2001 exceeded $100,000. The table shows compensation received during 1999, 2000, and 2001.

                                  ANNUAL COMPENSATION              LONG TERM COMPENSATION
                           ---------------------------------  --------------------------------
                                                              SECURITIES
                                                              UNDERLYING        ALL OTHER
NAME AND POSITION             YEAR     SALARY ($)  BONUS ($)  OPTIONS (#)  COMPENSATION ($)(1)
-------------------------  ----------  ----------  ---------  -----------  -------------------
George W. Belsey                 2001    228,000          --           --               4,867
 Chairman and Chief              2000    227,374          --           --               9,665
 Executive Officer               1999    190,000      47,500      250,000               4,750

David L. Dolstein                2001    162,000          --           --               4,860
 President, Mercy Air            2000    161,555          --           --               3,618
 Service, Inc.                   1999    135,000      27,000       75,000               3,375

Neil M. Hughes                   2001    162,231          --       50,000               4,867
 Vice-President, Air             2000  146,000(2)         --           --               6,249
 Medical Services                  --         --          --           --
 Division

Michael G. Prieto                2001    162,000      32,400           --             5,335(3)
 Vice-President, Products        2000    161,555          --           --             7,287(3)
 Division                        1999    135,000      27,000       75,000               3,375

Aaron D. Todd                    2001    200,000          --           --               6,000
 CFO and COO                     2000    173,247          --           --               7,393
 Secretary and Treasurer         1999    135,000      27,000       75,000               3,375

(1) Consists of employer matching contributions under the Company's 401(k) Plan unless otherwise noted..
(2) Mr. Hughes began his appointment as an executive officer with the Company in April 2000.
(3) Includes cash in lieu of employer health insurance in the amounts of $420 for 2000 and $475 for 2001.

The following table presents for fiscal year 2001 certain information regarding stock options granted to the named executive officers.

                                 OPTION GRANTS IN LAST FISCAL YEAR

                                             % OF TOTAL OPTIONS                          GRANT DATE
                   NUMBER OF SECURITIES     GRANTED TO EMPLOYEES   EXERCISE   EXPIRATION   PRESENT
NAME            UNDERLYING OPTIONS GRANTED     IN FISCAL YEAR        PRICE       DATE     VALUE(1)
--------------  --------------------------  ---------------------  ---------  ----------  ---------
Neil M. Hughes                      50,000                    71%  $    3.35     4/30/06  $    1.03

(1) The present value is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 0%, expected volatility of 39%, risk-free interest rate of 3.8%, and expected option life of 3 years.

     The following table presents for fiscal year 2001 certain information regarding stock options held by the named executive officers.

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                      NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                          SHARES                                     UNDERLYING UNEXERCISED          IN-THE-MONEY
                         ACQUIRED                  VALUE             OPTIONS AT FY-END (#)        OPTIONS AT FY-END ($)
NAME                  ON EXERCISE (#)          REALIZED ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
-----------------  ---------------------  -----------------------  --------------------------  ----------------------------

George W. Belsey                  10,000                   21,100               240,000/  -0-                 775,200/  -0-
David L. Dolstein                 50,000                  107,500                75,000/  -0-                 265,650/  -0-
Neil M. Hughes                    23,500                   32,868             25,333/  16,667               70,255/  48,001
Sharon J. Keck                    10,000                    5,513                   -0-/  -0-                     -0-/  -0-
Michael G. Prieto                     --                       --                75,000/  -0-                 265,650/  -0-
Aaron D. Todd                     55,000                  127,750                50,000/  -0-                 177,100/  -0-

(1) Amounts represent the fair market value of the underlying Common Stock at December 31, 2001, of $6.23 per share less the exercise price.

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

In April 2000, the Company entered into an Employment Agreement with Mr. Neil M. Hughes for an initial term of one year and providing for successive one-year extension periods. The Agreement may be terminated by either party without cause provided written notice is delivered on or before February 1 prior to any renewal date. The Agreement provides for a severance payment equal to one year's base salary in the event of termination by the Company without cause. Provisional to a non-compete covenant of the Agreement, during his term of employment and for a period of two years following the termination of employment with the Company, Mr. Hughes may not engage in any business which competes with the Company anywhere in the United States.

Effective December 1, 1993, the Company entered into an Employment Agreement with Mr. Prieto for an initial term of one year, subject to successive one-year extensions by written agreement of both parties. The Agreement may be terminated by either party without cause upon 90 days' written notice and provides for a severance payment in the event of termination by the Company without cause equal to the balance of Mr. Prieto's salary due for the year of any such termination. During the term of employment and for a period of two years following the termination of employment with the Company, Mr. Prieto may not engage in any business which competes with the Company anywhere in the United States.

The Company entered into an Employment Agreement with Mr. Todd effective July 10, 1995, for an initial term of one year, subject to successive one-year extensions. The Agreement may be terminated by either party without cause upon 90 days' written notice. In the event of termination by the Company other than for cause, the Agreement provides for a severance payment to Mr. Todd, payable at the Company's regular payment intervals and at Mr. Todd's then current salary for a period of one year following any such termination. During the term of employment and for a period of two years following termination of employment with the Company, Mr. Todd may not engage in any business which competes with the Company anywhere in the United States.

DIRECTOR  COMPENSATION

The Company has adopted compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as directors of the Company. Effective for fiscal year 2002, the Company has increased payment to its non-employee directors as follows: annual retainer from $8,000 to $10,000; $1,000 per Board meeting, regardless of venue or format (this amount was previously $800 for Board meeting attended and $500 for each telephonic meeting); committee meetings, now $600 per meeting with $900 to chair, up from $500 and $750, respectively. Each non-employee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to the Company's Equity Compensation Plan for Non-employee Directors. The Company also reimburses its non-employee directors for their reasonable expenses incurred in attending Board and committee meetings. Board members who are also officers do not receive any separate compensation nor fees for attending Board or committee meetings.

The Non-employee Director Stock Option Plan (the "Director Option Plan") provides for option grants awarded for completion of each year of service if the director has attended a minimum of 75% of all Board of Directors' and committee meetings during that fiscal year. A year of service is defined as a fiscal year of the Company during which the non-employee director served on the Board for the entire fiscal year. On the final day of each fiscal year, each qualified non-employee director receives a five-year option to purchase 5,000 shares, exercisable at the then-current fair market value of the Company's Common Stock. An aggregate of 300,000 shares of Common Stock are authorized for issuance to non-employee directors under the Director Option Plan. As of May 8, 2002, options to purchase a total of 105,000 shares of Common Stock were outstanding under the Director Option Plan.

COMPENSATION  COMMITTEE  REPORT

The Compensation/Stock Option Committee (the "Committee") is responsible for recommending and administering the Company's guidelines governing employee compensation. The Committee evaluates the performance of management, recommends compensation policies and levels, and makes recommendations concerning salaries and incentive compensation.

COMPENSATION PHILOSOPHY. The Company's executive compensation program is designed to attract and retain executives capable of leading the Company to meet its business and development objectives and to motivate them to actions which will have the effect of increasing the long-term value of stockholder investment in the Company. The Committee considers a variety of factors, both qualitative and quantitative, in evaluating the Company's executive officers and making compensation decisions. These factors include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to the Company, and most important, the progress of the Company towards its long-term objectives. At this point in the Company's development, objectives against which executive performance is gauged include the addition and retention of aeromedical service contracts, growth of its independent services model and Products Division, and the securing of necessary capital and financing to fund business expansion. Annual compensation for the Company's executive officers for 2001 consisted of base salary, 401(k) match, and in the case of Mr. Neil Hughes, a stock option grant in conjunction with his promotion a year ago to Vice President of Air Medical Services.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER. In determining the compensation to be awarded to Mr. Belsey for his services to the Company, the Committee considered salaries paid to chief executive officers at competitive companies and the base salary initially set for Mr. Belsey in his employment agreement.

BASE SALARY. The base salary for each executive officer, including the Chief Executive Officer, was established initially by the Committee pursuant to written employment agreements. Base salaries are reviewed annually by the Committee and adjusted based on the Committee's review of salaries paid to executives at competitive companies, the particular executive officer's performance and length of time in a certain position and the Company's financial condition and overall performance and profitability.

SECTION 162(M) COMPLIANCE. Under Section 162(m) of the Code, federal income tax deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. The Committee intends to design the Company's compensation programs so that the total compensation paid to any employee will not exceed $1 million in any one year.


                         Lowell  D.  Miller,  Ph.D.,  Chairman
                         Samuel  H.  Gray
                         Members  of  the  Compensation/Stock  Option  Committee

STOCK  PERFORMANCE  GRAPH

The following graph compares the Company's cumulative total stockholder return for the period from December 31, 1997 through December 31, 2001 against the Standard & Poors 500 ("S&P 500") index and "peer group" companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. Peer Group Index returns reflect the transfer of the value on that date of the initial $100 investment into a peer group consisting of all publicly traded companies in SIC Group 4522: "Non-scheduled Air Transport." The Company believes that this Peer Group is its most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in medical air or ground transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to those of the Company.

                             ANNUAL RETURN PERCENTAGE

                                                        YEARS ENDING
COMPANY NAME / INDEX                       DEC97   DEC98   DEC99   DEC00   DEC01
=================================================================================
AIR METHODS CORP                            30.00  -17.31   16.28   24.00   60.77
S&P 500 INDEX                               33.36   28.58   21.04   -9.10  -11.89
PEER GROUP                                 -15.59    4.87  -10.01   28.42  -34.85

                                  INDEXED RETURNS

                                   BASE
                                   PERIOD              YEARS ENDING
COMPANY NAME / INDEX               DEC96   DEC97   DEC98   DEC99   DEC00   DEC01
=================================================================================
AIR METHODS CORP                      100  130.00  107.50  125.00  155.00  249.20
S&P 500 INDEX                         100  133.36  171.48  207.56  188.66  166.24
PEER GROUP                            100   84.41   88.52   79.66  102.30   66.65

PEER GROUP COMPANIES (SIC = 4522)
=================================================================================
AIR METHODS CORP
ATLAS AIR WORLDWIDE HLDG INC
CHC HELICOPTER CORP  -CL A
DIA MET MINERALS LTD  -CL B
OFFSHORE LOGISTICS
PETROLEUM HELICOPTERS
WORLD AIRWAYS INC



                                [GRAPHIC OMITTED
                           TOTAL SHAREHOLDER RETURNS]

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
           MANAGEMENT

The following table sets forth, as of May 8, 2002, the beneficial ownership of the Company's outstanding Common Stock: (i) by each person who owns of record
(or is known by the Company to own beneficially) more than 5% of the Common Stock, (ii) by each director and named executive officer of the Company, and
(iii)  by  all  directors  and  executive  officers  as  a  group.

                                                                  Number      Percentage of
Name and Address                                                of Shares     Common Stock
----------------                                              --------------  -------------
George W. Belsey                                                  208,346(1)            2.3
7301 South Peoria
Englewood, CO  80112

Ralph J. Bernstein                                                654,115(2)            7.1
77 E. 77th St.
New York, NY  10021

David L. Dolstein                                                  53,074(3)              *
1670 Miro Way
Rialto, CA 92376

Samuel H. Gray                                                     25,000(4)              *
95 Madison Avenue
Morristown, NJ  07960

Neil M. Hughes                                                     25,727(5)              *
7301 South Peoria
Englewood, CO  80112

Sharon J. Keck                                                        394(6)              *
7301 South Peoria
Englewood, CO  80112

MG Carl H. McNair, Jr. (Ret.)                                      69,867(7)              *
11710 Plaza America Drive
Reston, VA  20190-6010

Lowell D. Miller, Ph.D.                                            36,775(8)              *
16940 Stonehaven
Belton, MO  64012

Michael G. Prieto                                                  47,659(9)              *
7301 South Peoria
Englewood, CO  80112

Donald R. Segner                                                  20,299(10)              *
290 Arch Street
Laguna Beach, CA  92651

Morad Tahbaz                                                      63,683(11)              *
77 E. 77th St.
New York, NY  10021

Aaron D. Todd                                                     12,500(12)              *
7301 South Peoria
Englewood, CO  80112

All Directors and Executive Officers as a group (12 persons)   1,117,439(13)           12.1


  Number                                                      Number          Percentage of
Name and Address                                              of Shares       Common Stock
----------------                                              --------------  -------------

Bear Stearns Securities Corporation                              462,000(14)            5.0
One Metrotech Center North
Dept. C Cashiers Dept
Brooklyn, NY  11201-3862

___________________

*    Less  than  one  percent  (1%)  of Common Stock outstanding on May 8, 2002.

(1) Includes (i) 150,000 shares subject to stock options exercisable within 60 days; and (ii) 58,346 shares directly owned by George and Phyllis Belsey.
(2) Includes (i) 35,000 shares subject to stock options exercisable within 60 days; (ii) 538,615 shares directly owned; and (iii) 80,500 shares owned by Yasmeen Bernstein, Mr. Bernstein's spouse.
(3) Includes (i) 50,000 shares subject to stock options exercisable within 60 days; and (ii) 3,074 shares directly owned.
(4) Consists of 25,000 shares subject to stock options exercisable within 60 days.
(5) Consists of 25,333 shares subject to stock options exercisable within 60 days and 394 shares directly owned.
(6)  Consists  of  394  shares directly  owned.
(7) Includes (i) 34,867 shares directly owned; and (ii) 35,000 shares subject to stock options exercisable within 60 days.
(8) Includes: (i) 21,775 shares owned directly; and (ii) 15,000 shares subject to stock options exercisable within 60 days.
(9) Includes (i) 12,500 shares subject to stock options exercisable within 60 days; (ii) 3,900 shares owned by Debra Prieto, Mr. Prieto's spouse; and
     (iii)  31,259  shares  directly  owned
(10) Includes 10,000 shares subject to stock options exercisable within 60 days; and (ii) 10,299 shares held in a trust as to which Mr. Segner holds shared voting and investment power.
(11) Includes (i) 5,000 shares subject to stock options exercisable within 60 days; and (ii) 58,683 shares directly owned.
(12) Consists of (i) 10,233 shares directly owned; and (ii) 2,267 shares beneficially owned by Mr. Todd in the Company's 401(k) plan.
(13) Includes aggregate 212,833 shares subject to stock options exercisable within 60 days.
(14) Per information provided by the Company's transfer agent, American Stock Transfer and Trust Company as of May 8, 2002.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Effective in July 2001, the Company engaged Mr. Morad Tahbaz, a non-employee director of the Company, to actively identify, research, analyze and recommend candidates for merger and acquisition. In recognition of the additional time commitment required for this effort, the Company agreed to compensate Mr. Tahbaz $5,000 per month. At fiscal year end, the aggregate amount paid to Mr. Tahbaz for this purpose was $30,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AIR METHODS CORPORATION



Date:  May 15, 2002                  By  \s\  Aaron D. Todd
                                         -----------------------------------
                                         On behalf of the Company,
                                          and as Principal Financial Officer


Date:  May 15, 2002                  By  \s\   Sharon J. Keck
                                         -----------------------------------
                                         Principal Accounting Officer