Form 10-Q
period 2002-03-31
AIR METHODS CORP
filed 2002-05-15
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2002
                                  ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                      to
                                   ---------------------  ----------------------


                         Commission file number 0-16079
                                                -------

                            AIR METHODS CORPORATION
                            -----------------------
             (Exact name of Registrant as Specified in Its Charter)

         Delaware                                          84-0915893
         --------                                          ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification  Number)

7301 South Peoria, Englewood, Colorado                       80112
---------------------------------------                      -----
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

The  number  of  shares of Common Stock, par value $.06, outstanding as of April
26,  2002,  was  8,936,633.

                                          TABLE OF CONTENTS

                                              Form 10-Q

PART I.     FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                        Consolidated Balance Sheets - March 31, 2002 and December 31, 2001     1

                        Consolidated Statements of Operations for the three months
                          ended March 31, 2002 and 2001                                        3

                        Consolidated Statements of Cash Flows for the three months ended
                          March 31, 2002 and 2001                                              4

                        Notes to Consolidated Financial Statements                             5

            Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                            8

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk            15

PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings                                                     16

            Item 2.     Changes in Securities                                                 16

            Item 3.     Defaults upon Senior Securities                                       16

            Item 4.     Submission of Matters to a Vote of Security Holders                   16

            Item 5.     Other Information                                                     16

            Item 6.     Exhibits and Reports on Form 8-K                                      16


            SIGNATURES                                                                        17

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
           (Amounts in thousands, except share and per share amounts)
                                  (unaudited)

                                                                 MARCH 31,   DECEMBER 31,
                                                                   2002          2001
                                                                --------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                     $    1,556          2,838
  Current installments of notes receivable                             124            120
  Receivables:
    Trade                                                           26,591         22,555
    Less allowance for doubtful accounts                            (6,061)        (5,673)
                                                                --------------------------
                                                                    20,530         16,882

    Insurance proceeds                                                 407            471
    Other                                                              802            851
                                                                --------------------------
                                                                    21,739         18,204
                                                                --------------------------

  Inventories                                                        3,609          3,427
  Work-in-process on medical interiors and products contracts          349            253
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                              382            797
  Deferred tax asset                                                 3,397          3,397
  Prepaid expenses and other                                         1,204          1,083
                                                                --------------------------

        Total current assets                                        32,360         30,119
                                                                --------------------------

Equipment and leasehold improvements:
  Flight and ground support equipment                               71,784         71,392
  Buildings and office equipment                                     5,909          5,841
                                                                --------------------------
                                                                    77,693         77,233
  Less accumulated depreciation and amortization                   (31,777)       (30,561)
                                                                --------------------------

        Net equipment and leasehold improvements                    45,916         46,672
                                                                --------------------------

Excess of cost over the fair value of net assets acquired            2,974          2,974
Notes receivable, less current installments                            460            472
Other assets, net of accumulated amortization of $600 and $447
  at March 31, 2002 and December 31, 2001, respectively              5,229          5,320
                                                                --------------------------

        Total assets                                            $   86,939         85,557
                                                                ==========================

                                                                     (Continued)

                    AIR METHODS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED BALANCE SHEETS, CONTINUED
           (Amounts in thousands, except share and per share amounts)
                                  (unaudited)

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                             --------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Current installments of long-term debt                     $    3,465          3,737
  Current installments of obligations under capital leases          357            351
  Accounts payable                                                1,725          1,925
  Accrued overhaul and parts replacement costs                    4,292          3,407
  Deferred revenue                                                  995          1,158
  Accrued wages and compensated absences                          1,324          2,037
  Other accrued liabilities                                       1,529          2,189
                                                             --------------------------

        Total current liabilities                                13,687         14,804

Long-term debt, less current installments                        16,167         17,335
Obligations under capital leases, less current installments       2,816          2,882
Accrued overhaul and parts replacement costs                     10,202         10,377
Deferred income taxes                                             3,266          2,178
Other liabilities                                                 1,948          1,438
                                                             --------------------------

        Total liabilities                                        48,086         49,014
                                                             --------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                              --             --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 9,047,550 and 8,619,026 shares at
    March 31, 2002 and December 31, 2001,                           543            517
    respectively
  Additional paid-in capital                                     51,252         50,665
  Accumulated deficit                                           (12,934)       (14,637)
  Treasury stock at par, 141,421 and 37,005 common
    shares at March 31, 2002 and December 31, 2001                   (8)            (2)
                                                             --------------------------

        Total stockholders' equity                               38,853         36,543
                                                             --------------------------

        Total liabilities and stockholders' equity           $   86,939         85,557
                                                             ==========================

See  accompanying  notes  to  consolidated  financial  statements.

                           AIR METHODS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share and per share amounts)
                                         (unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                       2002              2001
                                                                 ---------------------------------
Revenue:
  Flight revenue                                                 $         24,524          17,736
  Sales of medical interiors and products                                   1,462           1,818
  Parts and maintenance sales and services                                    343             350
  Gain on disposition of assets, net                                           14             110
                                                                 ---------------------------------
                                                                           26,343          20,014
                                                                 ---------------------------------

Operating expenses:
  Flight centers                                                            7,860           6,710
  Aircraft operations                                                       5,461           4,684
  Aircraft rental                                                           1,135             936
  Cost of medical interiors and products sold                                 938           1,229
  Cost of parts and maintenance sales and services                            322             312
  Depreciation and amortization                                             1,371           1,327
  Bad debt expense                                                          3,484           1,570
  General and administrative                                                2,587           2,257
                                                                 ---------------------------------
                                                                           23,158          19,025
                                                                 ---------------------------------

        Operating income                                                    3,185             989

Other income (expense):
  Interest expense                                                           (445)           (528)
  Interest and dividend income                                                  6              52
  Other, net                                                                   45              19
                                                                 ---------------------------------

Income before income taxes                                                  2,791             532

Deferred income tax expense                                                (1,088)             --
                                                                 ---------------------------------

        Net income                                               $          1,703             532
                                                                 =================================

Basic and diluted income per common share (note 2)               $            .19             .06
                                                                 =================================

Weighted average number of common shares outstanding - basic            8,808,228       8,382,995
                                                                 =================================

Weighted average number of common shares outstanding - diluted          9,137,307       8,562,097
                                                                 =================================

See  accompanying  notes  to  consolidated  financial  statements.

                                        AIR METHODS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Amounts in thousands)
                                                     (unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                      2002             2001
                                                                                ---------------------------------
Cash flows from operating activities:
  Net income                                                                    $         1,703              532
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Depreciation and amortization expense                                                 1,371            1,327
    Bad debt expense                                                                      3,484            1,570
    Deferred income tax expense                                                           1,088               --
    Gain on retirement and sale of equipment, net                                           (14)            (110)
    Vesting of common stock options issued for services                                      15               15
    Changes in assets and liabilities:
      Decrease (increase) in prepaid and other current assets                              (121)             198
      Increase in receivables                                                            (7,019)          (1,985)
      Increase in parts inventories                                                        (182)             (77)
      Decrease (increase) in work-in-process on medical interiors and costs in
        excess of billings                                                                  319             (741)
      Decrease in accounts payable and other accrued liabilities                         (1,573)          (1,036)
      Increase (decrease) in deferred revenue and other liabilities                         347             (388)
      Increase in accrued overhaul and parts replacement costs                              715              190
                                                                                ---------------------------------
          Net cash provided (used) by operating activities                                  133             (505)
                                                                                ---------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                    (1,215)            (701)
  Proceeds from disposition and sale of equipment                                           764              197
  Net increase in notes receivable and other assets                                         (56)             (91)
                                                                                ---------------------------------
          Net cash used by investing activities                                            (507)            (595)
                                                                                ---------------------------------

Cash flows from financing activities:
  Net payments under short-term notes payable                                                --             (500)
  Payments of long-term debt                                                             (1,440)            (870)
  Payments of capital lease obligations                                                     (60)             (55)
  Payments for purchases of common stock                                                   (678)              --
  Proceeds from issuance of common stock, net                                             1,270               --
                                                                                ---------------------------------
        Net cash used by financing activities                                              (908)          (1,425)
                                                                                ---------------------------------

Decrease in cash and cash equivalents                                                    (1,282)          (2,525)

Cash and cash equivalents at beginning of period                                          2,838            4,107
                                                                                ---------------------------------

Cash and cash equivalents at end of period                                      $         1,556            1,582
                                                                                =================================

See  accompanying  notes  to  consolidated  financial  statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31 (amounts in thousands except share and per share amounts):

                                                                            2002       2001
                                                                          ---------  ---------
          Weighted average number of common shares outstanding - basic    8,808,228  8,382,995
          Dilutive effect of:
            Common stock options                                            315,473    157,946
            Common stock warrants                                            13,606     21,156
                                                                          --------------------
          Weighted average number of common shares outstanding - diluted  9,137,307  8,562,097
                                                                          ====================

     Common stock options totaling 50,000 and 176,873 were not included in the diluted income per share calculation for the quarters ended March 31, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2002, consisted of the following (amounts in thousands except share amounts):

                                                                    Shares
                                                                 Outstanding    Amount
                                                                 ----------------------
          Balances at January 1, 2002                              8,582,021   $36,543

          Issuance of common shares for options exercised            428,524     1,270
          Purchase of treasury shares                               (104,416)     (678)
          Vesting of common stock options for services rendered           --        15
          Net income                                                      --     1,703
                                                                  ---------------------
          Balances at March 31, 2002                               8,906,129   $38,853
                                                                  =====================

(4)  INCOME  TAXES
     -------------

     The Company recorded deferred income tax expense of $1,088,000 at an effective rate of 39% in the first quarter of 2002, and no tax provision in the quarter ended March 31, 2001. During the first quarter of 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided. As of March 31, 2002, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

(5)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 141, Accounting for Business Combinations (Statement 141), and FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Statement 141 mandates use of the purchase method of accounting for all business combinations initiated after June 30, 2001, and provides guidance for recording intangible assets acquired in a business combination. Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company adopted Statement 142 effective January 1, 2002. Adoption of this accounting standard resulted in a reduction in amortization expense of approximately $47,000 per quarter beginning with the first quarter of 2002. The Company has not yet completed its transitional impairment analysis but does not expect any impairment to result from this analysis.

(6)  BUSINESS SEGMENT INFORMATION
     ----------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

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

                                                 Products   Corporate   Intersegment
FOR QUARTER ENDED MARCH 31:     CBM       HBM    Division  Activities   Eliminations   Consolidated
----------------------------  --------  -------  --------  -----------  -------------  -------------
2002
External revenue              $14,788   10,093      1,462          --             --         26,343
Intersegment revenue               --       --        189          --           (189)            --
                              ----------------------------------------------------------------------
Total revenue                  14,788   10,093      1,651          --           (189)        26,343
                              ----------------------------------------------------------------------

Operating expenses              8,285    7,987      1,234         930           (178)        18,258
Depreciation & amortization       584      701         40          46             --          1,371
Bad debt expense                3,484       --         --          --             --          3,484
Interest expense                  253      192         --          --             --            445
Interest income                   (1)      (1)        --          (4)            --              (6)
Income tax expense                 --       --         --       1,088             --          1,088
                              ----------------------------------------------------------------------
Segment net income (loss)     $ 2,183    1,214        377      (2,060)           (11)         1,703
                              ======================================================================

Total assets                  $37,722   N/A      N/A           51,381         (2,164)        86,939
                              ======================================================================

2001
External revenue              $ 9,551    8,642      1,821          --             --         20,014
Intersegment revenue               --        1        756          --           (757)            --
                              ----------------------------------------------------------------------
Total revenue                   9,551    8,643      2,577          --           (757)        20,014
                              ----------------------------------------------------------------------

Operating expenses              6,926    7,059      1,929         849           (654)        16,109
Depreciation & amortization       461      740         48          78             --          1,327
Bad debt expense                1,570       --         --          --             --          1,570
Interest expense                  298      226         --           4             --            528
Interest income                   (1)     (19)         --         (32)            --            (52)
                              ----------------------------------------------------------------------
Segment net income (loss)     $   297      637        600        (899)          (103)           532
                              ======================================================================

Total assets                  $28,413      N/A        N/A      44,751            N/A         73,164
                              ======================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's air medical services and products markets, the continuation and/or renewal of flight service contracts, the acquisition of new and profitable Products Division contracts, the volume of CBM operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

RESULTS  OF  OPERATIONS

The Company reported net income of $1,703,000 for the three months ended March 31, 2002, compared to net income of $532,000 for the quarter ended March 31, 2001. The increase in net income is attributed to the factors discussed below.

Flight  revenue  increased $6,788,000, or 38.3%, from $17,736,000 to $24,524,000 for the three months ended March 31, 2002, compared to 2001. Flight revenue is generated by both HBM and CBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
- CBM - Flight revenue increased $5,068,000, or 53.9%, in the three months ended March 30, 2002, compared to 2001, for the following reasons:
     - Purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area in December 2001, resulting in the expansion of operations to a third base in the region. Transport volume for CBM operations in the Las Vegas region increased 223.4% in the first quarter of 2002 compared to the first quarter of 2001.
     - Increase of 24.7% in transport volume for CBM operations in California for the three months ended March 31, 2002, attributable primarily to favorable weather conditions in 2002.
     - Expansion of CBM operations in the St. Louis metropolitan region to one new location in the second quarter of 2001. Transport volume for the remainder of the St. Louis area remained relatively unchanged in the first quarter of 2002 compared to 2001.
- HBM - Flight revenue increased $1,720,000, or 20.6%, for the quarter ended March 31, 2002, for the following reasons:
     - Revenue of approximately $1,140,000 generated by the addition of a new contract in August 2001 and the expansion of two contracts to new satellite locations in 2001. The resulting increase in revenue was offset in part by the discontinuation of one contract in October 2001.
     - Annual price increases in the majority of contracts with hospital clients based on changes in hull insurance rates and in the Consumer Price Index.
     - Increase of 14.2% in flight volume for continuing contracts in the three months ended March 31, 2002, compared to the prior year.

Sales of medical interiors and products decreased $356,000, or 19.6%, from $1,818,000 for the three months ended March 31, 2001, to $1,462,000 for the first quarter of 2002. Significant projects in the first quarter of 2002 included manufacture of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or multi-functional interior components for four commercial customers. Revenue by product line was as follows:
- $481,000 - manufacture and installation of modular, multi-functional interiors
-    $768,000  -  manufacture  of  multi-mission  interiors
-    $213,000  -  design  and  manufacture  of  other  aerospace  products

Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for five commercial customers. Revenue by product line was as follows:
- $812,000 - manufacture and installation of modular, multi-functional interiors
-    $875,000  -  manufacture  of  multi-mission  interiors
-    $131,000  -  design  and  manufacture  of  other  aerospace  products

Cost of medical interiors and products decreased by 23.7% for the three months ended March 31, 2002, as compared to the previous year. The decrease is consistent with the decrease in related product revenue over the same period.

In the quarter ended March 31, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 17.1% to $7,860,000 for the quarter ended March 31, 2002, compared to 2001. Changes by business segment are as follows:
- CBM - Flight center costs increased 22.0% to $4,044,000 for the following reasons:
     -    Addition  of  personnel to staff additional locations described above.
     - Increase in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased 12.4% to $3,816,000 primarily due to the following:
     -    Addition  of  personnel  to  staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 16.6% for the quarter ended March 31, 2002, in comparison to the quarter ended March 31, 2001. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Addition of two BK117 helicopters and one MD902 helicopter for CBM operations at the beginning of 2002.
- Addition of five fixed wing aircraft and one Bell 407 helicopter for HBM operations during 2001 and one MD902 helicopter at the beginning of 2002.
- Increase of approximately 8% in hull and liability insurance rates effective July 2001, due to overall insurance market conditions.
- Increase of approximately $26,000 per month in insurance premiums for war risk coverage effective October 1, 2001, as a result of the events surrounding September 11, 2001.

Aircraft rental expense increased 21.3% for the first quarter of 2002 compared to the first quarter of 2001. Four of the aircraft added to the Company's fleet at the beginning of 2002 under operating leases accounted for $281,000 in lease expense. The increase for new aircraft was offset in part during the first quarter by the discontinuation of a short-term lease for an aircraft used in the Company's backup fleet during 2001.

Depreciation and amortization expense increased 3.3% for the three months ended March 31, 2002, compared to 2001. The first quarter of 2002 included $125,000 of amortization on a non-compete agreement related to the purchase of the operating rights of another air ambulance provider in the Las Vegas region in December 2001. Expenses in the first quarter of 2001 included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego. Amortization of this agreement was completed in February 2001. In addition, expenses in the first quarter of 2001 included $35,000 of amortization of goodwill compared to none in 2002, in accordance with the adoption of Statement 142 effective January 1, 2002.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Bad debt expense increased 121.9% for the quarter ended March 31, 2002, compared to 2001, due to the increase in flight revenue for CBM operations and to a decrease in the collection rate for CBM operations in California and Nevada. For CBM operations in California and Nevada, bad debt as a percentage of related net flight revenue increased from 17.9% in 2001 to 23.9% in 2002. The Company believes the decrease in the collection rate for western CBM operations is due to general recessionary trends in the economy and to changes in previous collectibility estimates. Bad debt expense related to HBM operations and Products Divisions was not significant in either 2002 or 2001.

General and administrative expenses increased 14.6% for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. The change reflects an expanded marketing effort for CBM operations in both the Los Angeles and St. Louis metropolitan areas designed to increase transport volume. Other factors contributing to the increase are merit pay increases and increases in administrative staffing to manage the expanded employee base with the addition of new bases.

The Company recorded deferred income tax expense of $1,088,000 at an effective rate of 39% in the first quarter of 2002, compared to no tax provision in the quarter ended March 31, 2001. During the first quarter of 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided. As of March 31, 2002, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

FINANCIAL  CONDITION

Net working capital increased from $15,315,000 at December 31, 2001, to $18,673,000 at March 31, 2002, primarily due to an increase in receivables consistent with increased revenue for CBM and HBM operations and to a decrease in accrued wages and compensated absences. Because of timing of the last payroll date prior to the end of the quarter, approximately one week of wages was accrued as of March 31, 2002, compared with two and a half weeks as of December 31, 2001. Cash and cash equivalents decreased $1,282,000 from $2,838,000 to $1,556,000 over the same period, for the reasons discussed below.

Cash generated by operations in the first quarter of 2002 totaled $133,000 compared to $505,000 used in 2001. Significant uses of cash in 2002 included the increase in receivables and decrease in accrued wages and compensated absences discussed above. Costs in excess of billings decreased during the first quarter of 2002 as significant Products Division projects, including the HH60L, neared completion at the end of the first quarter and the Company generated progress billings for amounts delivered. Other liabilities also increased as the Company received advance funding for the installation of a medical interior and avionics equipment in an aircraft to be leased for CBM operations.

Cash used by investing activities totaled $507,000 in 2002 compared to $595,000 in 2001. Equipment acquisitions in the first quarter of 2002 consisted primarily of medical interior and avionics installations or upgrades for existing equipment. During the first quarter of 2002, the Company also received proceeds from a sale-leaseback transaction for a BK117 helicopter. Equipment acquisitions during the first quarter of 2001 consisted primarily of rotable equipment purchases and upgrades to existing equipment. The cost of equipment acquisitions was offset in part during the quarter by proceeds from the sale of one of the Company's airplanes.

Financing activities used $908,000 in 2002 compared with $1,425,000 in 2001. The primary uses of cash in the first quarter of 2002 were regularly scheduled payments of long-term debt and purchases of Company common stock into treasury. These payments were offset in part by proceeds from the issuance of common stock for options exercised during the quarter. The primary uses of cash in the first quarter of 2001 were regularly scheduled payments of long-term debt and reduction of the outstanding balance on the Company's line of credit.

OUTLOOK  2002

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

In December 2001, the Company acquired the operating rights of another air ambulance service provider in the Las Vegas metropolitan area and, consequently, expanded its services in the region from two helicopters to three. The Company expects improved utilization for its two previously existing bases as well as additional flight volume generated by the third aircraft base as a result of the acquisition in 2002. The Company also anticipates opening two new locations in the Los Angeles metropolitan area and one in the St. Louis region during the second quarter of 2002. CBM flight volume at all other locations is expected to be consistent with historical levels during 2002, subject to seasonal, weather-related fluctuations. The Company continues to explore opportunities to expand the CBM model in communities surrounding its hubs in Los Angeles and St. Louis.

Hospital-Based  Model

Six hospital contracts are due for renewal in 2002. Three of these contracts were renewed during the first quarter of 2002. Renewals on the other three contracts are still pending. Late in the first quarter of 2002, the Company expanded its operations for a fixed wing customer in Oregon with the addition of a third aircraft. During the fourth quarter of 2001, the Company entered into a multi-year agreement to provide air medical transportation services to a customer in Florida, and operations commenced in the second quarter of 2002. In April 2002 the Company also entered into a verbal agreement to provide fixed wing service for a current rotor wing hospital customer in New Mexico; a final written contract is still pending. Operations are expected to begin in the third quarter of 2002. The Company expects 2002 flight activity for current hospital contracts to remain consistent with historical levels.

Products  Division

As of March 31, 2002, the Company was nearing completion of the production of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and multifunctional interiors or interior components for five commercial customers. Delivery of these products is expected to be completed in the second quarter of 2002. Early in 2002 the Company was awarded a contract for the development and production of a litter system for the U.S. Army's Medical Evacuation Vehicle (MEV). The contract calls for the development and production of 27 units in 2002 and includes options for 91 additional units to be delivered from 2003 to 2007. The total contract value, including all options, is approximately $5,000,000. There is no assurance that the contract options will be exercised or orders for additional units received in 2002 or in future periods.

During the second quarter of 2002, the Company was also awarded contracts totaling approximately $2,144,000 for multi-functional interiors for three commercial customers. Work under these contracts is expected to continue through the third quarter of 2002.

The Company expects to be awarded a contract for five to eight additional HH-60L Multi-Mission Medevac Systems during 2002. Production will commence immediately upon award. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2002 or in future periods.

All  Segments

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

- Collection rates -The Company's CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy, especially in southern California, southern Nevada, and the St. Louis region. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

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

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and maintenance reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period results in income tax expense in the statement of operations. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the

Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the line of credit which does not have a balance outstanding as of March 31, 2002. Interest rates on these instruments approximate current market rates as of March 31, 2002.

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


                          AIR METHODS CORPORATION



Date:  May 15, 2002       By \s\  Aaron D. Todd
                            ----------------------------------------------------
                            On behalf of the Company, and as Principal Financial Officer


Date:  May 15, 2002       By \s\   Sharon J. Keck
                            ----------------------------------------------------
                            Principal Accounting Officer