Form 10-Q
period 2002-06-30
AIR METHODS CORP
filed 2002-08-12
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     June  30,  2002
                                       ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                to
                                   --------------    --------------


                        Commission file number  0-16079
                                                -------


                            AIR METHODS CORPORATION
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)


           Delaware                                       84-0915893
           --------                                       ----------
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                      Identification  Number)


  7301 South Peoria, Englewood, Colorado                       80112
------------------------------------------                     -----
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


The number of shares of Common Stock, par value $.06, outstanding as of August 2, 2002, was 9,448,327.

                                TABLE OF CONTENTS


PART I.   FINANCIAL  INFORMATION
          Item 1.    Consolidated Financial Statements

                     Consolidated Balance Sheets - June 30, 2002 and December 31,
                       2001                                                            1

                     Consolidated Statements of Operations for the three and six
                       months ended June 30, 2002 and 2001                             3

                     Consolidated Statements of Cash Flows for the six months ended
                       June 30, 2002 and 2001                                          4

                     Notes to Consolidated Financial Statements                        6

          Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                       9

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk       16


PART II.  OTHER  INFORMATION

          Item 1.    Legal Proceedings                                                17

          Item 2.    Changes in Securities                                            17

          Item 3.    Defaults upon Senior Securities                                  17

          Item 4.    Submission of Matters to a Vote of Security Holders              17

          Item 5.    Other Information                                                17

          Item 6.    Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                            18

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 JUNE 30,   DECEMBER 31,
                                                                   2002         2001
                                                                -------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                     $   3,472          2,838
  Current installments of notes receivable                            127            120
  Receivables:
    Trade                                                          30,754         22,555
    Less allowance for doubtful accounts                           (7,746)        (5,673)
                                                                -------------------------
                                                                   23,008         16,882

    Insurance proceeds                                                263            471
    Other                                                           1,127            851
                                                                -------------------------
            Total receivables                                      24,398         18,204
                                                                -------------------------

  Inventories                                                       3,796          3,427
  Work-in-process on medical interiors and products contracts         311            253
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                             409            797
  Deferred tax asset                                                3,080          3,397
  Prepaid expenses and other                                        1,428          1,083
                                                                -------------------------

            Total current assets                                   37,021         30,119
                                                                -------------------------

Equipment and leasehold improvements:
  Flight and ground support equipment                              75,454         71,392
  Furniture and office equipment                                    5,989          5,841
                                                                -------------------------
                                                                   81,443         77,233
  Less accumulated depreciation and amortization                  (33,038)       (30,561)
                                                                -------------------------

            Net equipment and leasehold improvements               48,405         46,672
                                                                -------------------------

Excess of cost over the fair value of net assets acquired           2,974          2,974
Notes receivable, less current installments                           446            472
Other assets, net of accumulated amortization of $670 and $447
  at June 30, 2002 and December 31, 2001, respectively              5,162          5,320
                                                                -------------------------

            Total assets                                        $  94,008         85,557
                                                                =========================

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                             -------------------------
Liabilities and Stockholders' Equity
-------------------------------------

Current liabilities:
  Current installments of long-term debt                     $   3,443          3,737
  Current installments of obligations under capital leases         362            351
  Accounts payable                                               2,369          1,925
  Accrued overhaul and parts replacement costs                   3,954          3,407
  Deferred revenue                                               1,274          1,158
  Accrued wages and compensated absences                         2,128          2,037
  Other accrued liabilities                                      1,385          2,189
                                                             -------------------------

            Total current liabilities                           14,915         14,804

Long-term debt, less current installments                       16,626         17,335
Obligations under capital leases, less current installments      2,706          2,882
Accrued overhaul and parts replacement costs                    12,736         10,377
Deferred income taxes                                            3,704          2,178
Other liabilities                                                1,928          1,438
                                                             -------------------------

            Total liabilities                                   52,615         49,014
                                                             -------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                             --             --

  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 9,559,607 and 8,619,026 shares at
    June 30, 2002 and December 31, 2001, respectively              573            517
  Additional paid-in capital                                    52,364         50,665
  Accumulated deficit                                          (11,533)       (14,637)
  Treasury stock at par, 182,099 and 37,005 common
    shares at June 30, 2002 and December 31, 2001                  (11)            (2)
                                                             -------------------------

            Total stockholders' equity                          41,393         36,543
                                                             -------------------------

            Total liabilities and stockholders' equity       $  94,008         85,557
                                                             =========================


See accompanying notes to consolidated financial statements.


                    AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                      ---------------------------------------------------------------
                                                           2002             2001           2002            2001
                                                      ---------------------------------------------------------------
Revenue:
  Flight revenue                                      $      25,791            21,009       50,315            38,745
  Sales of medical interiors and products                     1,765             2,168        3,227             3,986
  Parts and maintenance sales and services                      194               353          537               703
  Gain on disposition of assets, net                             --                 3           14               113
                                                      ---------------------------------------------------------------
                                                             27,750            23,533       54,093            43,547
                                                      ---------------------------------------------------------------
Operating expenses:
  Flight centers                                              8,594             6,753       16,454            13,463
  Aircraft operations                                         6,690             5,050       12,151             9,734
  Aircraft rental                                             1,223             1,005        2,358             1,941
  Medical interiors and products sold                         1,239             1,650        2,177             2,879
  Cost of parts and maintenance sales and services              171               303          493               615
  Depreciation and amortization                               1,414             1,318        2,785             2,645
  Bad debt expense                                            3,239             2,850        6,723             4,420
  General and administrative                                  2,489             2,477        5,076             4,734
                                                      ---------------------------------------------------------------
                                                             25,059            21,406       48,217            40,431
                                                      ---------------------------------------------------------------

           Operating income                                   2,691             2,127        5,876             3,116

Other income (expense):
  Interest expense                                             (417)             (495)        (862)           (1,023)
  Interest income                                                10                30           16                82
  Other, net                                                     12                18           57                37
                                                      ---------------------------------------------------------------

Income before income taxes                                    2,296             1,680        5,087             2,212

Income tax expense                                              895                --        1,983                --
                                                      ---------------------------------------------------------------

           Net income                                 $       1,401             1,680        3,104             2,212
                                                      ===============================================================

Basic income per common share                         $         .15               .20          .35               .26
                                                      ===============================================================

Diluted income per common share                       $         .15               .20          .34               .26
                                                      ===============================================================

Weighted average number of common shares outstanding
- basic                                                   9,055,443         8,383,265    8,913,054         8,383,130
                                                      ===============================================================

Weighted average number of common shares outstanding
- diluted                                                 9,306,469         8,590,513    9,120,950         8,605,098
                                                      ===============================================================

See accompanying notes to consolidated financial statements.

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               -----------------------------
                                                                                    2002           2001
                                                                               -----------------------------
Cash flows from operating activities:
  Net income                                                                   $       3,104          2,212
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                              2,785          2,645
    Vesting of common stock options issued for services                                   30             30
    Bad debt expense                                                                   6,723          4,420
    Deferred income tax expense                                                        1,843             --
    Gain on retirement and sale of equipment, net                                        (14)          (113)
    Changes in assets and liabilities:
     Increase in prepaid expenses and other current assets                              (345)           (67)
     Increase in receivables                                                         (12,917)        (6,112)
     Increase in parts inventories                                                      (369)           (46)
     Decrease (increase) in work-in-process on medical interiors and costs in
       excess of billings                                                                330           (332)
     Decrease in accounts payable and other accrued liabilities                         (269)        (1,544)
     Increase (decrease) in deferred revenue, billings in excess of cost, and
       other liabilities                                                                 606           (735)
     Increase (decrease) in accrued overhaul and parts replacement costs               1,397            (32)
                                                                               -----------------------------
       Net cash provided by operating activities                                       2,904            326
                                                                               -----------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                 (2,287)        (1,898)
  Proceeds from disposition and sale of equipment                                        764            207
  Increase in notes receivable and other assets                                           (5)          (259)
                                                                               -----------------------------
       Net cash used by investing activities                                          (1,528)        (1,950)
                                                                               -----------------------------

                                                                                                 (Continued)
See accompanying notes to consolidated financial statements.

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                       2002           2001
                                                  -----------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net     $       2,787              1
  Payments for purchases of common stock                 (1,071)            --
  Net borrowings under short-term notes payable              --            418
  Payments of long-term debt                             (2,293)        (1,754)
  Payments of capital lease obligations                    (165)          (155)
      Net cash used by financing activities                (742)        (1,490)

Increase (decrease) in cash and cash equivalents            634         (3,114)

Cash and cash equivalents at beginning of period          2,838          4,107
                                                  -----------------------------

Cash and cash equivalents at end of period        $       3,472            993
                                                  =============================

Non-cash investing and financing activities:

In the six months ended June 30, 2002, the Company entered into a note payable totaling $1,290 to finance the buyout of a helicopter previously under an operating lease.

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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
      ---------------------
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

(2)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                         2002       2001
                                                                       --------------------
     FOR QUARTER ENDED JUNE 30:
       Weighted average number of common shares outstanding - basic    9,055,443  8,383,265
       Dilutive effect of:
         Common stock options                                            236,138    185,296
         Common stock warrants                                            14,888     21,952
                                                                       --------------------
       Weighted average number of common shares outstanding - diluted  9,306,469  8,590,513
                                                                       ====================

     FOR SIX MONTHS ENDED JUNE 30:
       Weighted average number of common shares outstanding - basic    8,913,054  8,383,130
       Dilutive effect of:
         Common stock options                                            193,545    200,545
         Common stock warrants                                            14,351     21,423
                                                                       --------------------
       Weighted average number of common shares outstanding - diluted  9,120,950  8,605,098
                                                                       ====================

     Common stock options totaling 173,825 were not included in the diluted income per share calculation for the quarter ended June 30, 2001, because their effect would have been anti-dilutive. Common stock options totaling 260,000 and 173,825 were not included in the diluted income per share calculation for the six months ended June 30, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS' EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2002, consisted of the following (amounts in thousands except share amounts):

                                                                 Shares
                                                              Outstanding    Amount
                                                              ----------------------
       Balances at January 1, 2002                              8,582,021   $36,543

       Issuance of common shares for options exercised            940,581     2,787
       Purchase of treasury shares                               (145,094)   (1,071)
       Vesting of common stock options for services rendered           --        30
       Net income                                                      --     3,104
                                                              ----------------------

       Balances at June 30, 2002                                9,377,508   $41,393
                                                              ======================

(4)  INCOME TAXES
     ------------

     The Company recorded income tax expense of $1,983,000 at an effective rate of 39% in the six months ended June 30, 2002, and no tax provision in the six months ended June 30, 2001. During 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided. As of June 30, 2002, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration.

(5)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement
     142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company adopted Statement 142 effective January 1, 2002. As required by Statement 142, the standard has not been retroactively applied to the results for the period prior to adoption. Amortization expense related to goodwill totaled $60,000 and $95,000 for the three and six months ended June 30, 2001.

     In April 2002 the FASB issued FASB Statement No. 145 (Statement 145), Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements, including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result the criteria in Opinion 30 will now be used to classify those gains and losses. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard.

(6)  DEFINITIVE PURCHASE AGREEMENT
     -----------------------------

     In June 2002, the Company entered into a Definitive Purchase Agreement (the Agreement) to acquire 100% ownership of Rocky Mountain Holdings, LLC (RMH). The Agreement provides for a cash purchase price of $28,000,000 due at closing, subject to customary closing and post-closing adjustments. Additional consideration of up to $2.6 million contingent upon provisions set forth in the Agreement will, if earned, be paid out within nine years of closing. Closing is anticipated no later than October 31, 2002.
     Consummation of the transaction is subject to various consents and usual and customary closing conditions.

(7)  BUSINESS SEGMENT INFORMATION
     ----------------------------

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

                                                   Products   Corporate   Intersegment
FOR QUARTER ENDED JUNE 30:        CBM       HBM    Division  Activities   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------
2002
External revenue                $15,339   10,646      1,765          --             --         27,750
Intersegment revenue                 --       --        101          --           (101)            --
                                ----------------------------------------------------------------------
Total revenue                    15,339   10,646      1,866          --           (101)        27,750
                                ----------------------------------------------------------------------

Operating expenses                9,185    9,061      1,393         848            (93)        20,394
Depreciation & amortization         621      715         34          44             --          1,414
Bad debt expense                  3,239       --         --          --             --          3,239
Interest expense                    243      174         --          --             --            417
Interest income                      --       (4)        --          (6)            --            (10)
Income tax expense                   --       --         --         895             --            895
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 2,051      700        439      (1,781)            (8)         1,401
                                ======================================================================

Total assets                    $41,120   N/A      N/A           55,052         (2,164)        94,008
                                ======================================================================

2001
External revenue                $12,148    9,777      1,608          --             --         23,533
Intersegment revenue                 --       12        629          --           (641)            --
                                ----------------------------------------------------------------------
Total revenue                    12,148    9,789      2,237          --           (641)        23,533
                                ----------------------------------------------------------------------
Operating expenses                7,105    8,063      1,825         771           (544)        17,220
Depreciation & amortization         456      736         50          76             --          1,318
Bad debt expense                  2,850       --         --          --             --          2,850
Interest expense                    279      215         --           1             --            495
Interest income                      (2)     (18)        --         (10)            --            (30)
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 1,460      793        362        (838)           (97)         1,680
                                ======================================================================

Total assets                    $29,495   N/A      N/A           47,425         (2,164)        74,756
                                ======================================================================

FOR SIX MONTHS ENDED JUNE 30:
2002
External revenue                $30,127   20,739      3,227          --             --         54,093
Intersegment revenue                 --       --        290          --           (290)            --
                                ----------------------------------------------------------------------
Total revenue                    30,127   20,739      3,517          --           (290)        54,093
                                ----------------------------------------------------------------------

Operating expenses               17,470   17,048      2,627       1,778           (271)        38,652
Depreciation & amortization       1,205    1,416         74          90             --          2,785
Bad debt expense                  6,723       --         --          --             --          6,723
Interest expense                    496      366         --          --             --            862
Interest income                      (1)      (5)        --         (10)            --            (16)
Income tax expense                   --       --         --       1,983             --          1,983
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 4,234    1,914        816      (3,841)           (19)         3,104
                                ======================================================================

Total assets                    $41,120   N/A      N/A           55,052         (2,164)        94,008
                                ======================================================================

2001
External revenue                $21,699   18,419      3,429          --             --         43,547
Intersegment revenue                 --       13      1,385          --         (1,398)            --
                                ----------------------------------------------------------------------
Total revenue                    21,699   18,432      4,814          --         (1,398)        43,547
                                ----------------------------------------------------------------------

Operating expenses               14,031   15,122      3,754       1,620         (1,198)        33,329
Depreciation & amortization         917    1,476         98         154             --          2,645
Bad debt expense                  4,420       --         --          --             --          4,420
Interest expense                    577      441         --           5             --          1,023
Interest income                      (3)     (37)        --         (42)            --            (82)
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 1,757    1,430        962      (1,737)          (200)         2,212
                                ======================================================================

Total assets                    $29,495   N/A      N/A           47,425         (2,164)        74,756
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


RESULTS  OF  OPERATIONS

The Company reported net income of $1,401,000 and $3,104,000 for the three and six months ended June 30, 2002, respectively, compared to net income of $1,680,000 and $2,212,000 for the three and six months ended June 30, 2001, respectively.

Flight  revenue  increased  $4,782,000, or 22.8%, and $11,570,000, or 29.9%, for
the three and six months ended June 30, 2002, respectively, compared to 2001. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
- CBM - Flight revenue increased 28.2% and 39.6% in the three and six months ended June 30, 2002, respectively, compared to 2001, for the following reasons:
     - Purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area in December 2001, resulting in the expansion of operations to a third base in the region. Transport volume for all CBM operations in the Las Vegas region increased 133.1% and 172.0% in the quarter and six months ended June 30, 2002, compared to 2001.
     - Increase of 7.3% and 15.3% in transport volume for CBM operations in California for the quarter and six months ended June 30, 2002, attributable primarily to favorable weather conditions in 2002 and to the expansion of operations to a fifth base within the Los Angeles metropolitan area in March 2002.
     - Increase of 2.2% and 9.8% in transport volume for CBM operations in the St. Louis metropolitan area for the three and six months ended June 30, 2002. The Company opened operations during the second quarter of 2002 at an additional base in the St. Louis region.
     - Total volume for all CBM operations increased from approximately 2,400 patient transports in the first quarter of 2001 to 2,700 in the first quarter of 2002 and from 4,300 to 5,400 in the six-month period ended June 30, 2002, compared to the prior year.
- HBM - Flight revenue increased 15.7% and 18.1% for the three and six months ended June 30, 2002, respectively, for the following reasons:
     - Revenue of approximately $956,000 and $2,256,000 for the three and six months ended June 30, 2002, respectively, generated by the addition of two new contracts in the last half of 2001 and one new contract in the second quarter of 2002.
     - Annual price increases in the majority of contracts with hospital clients based on changes in hull insurance rates and in the Consumer Price Index.
     - Increase of 7.5% in flight volume, excluding the impact of new contracts, in the six months ended June 30, 2002, compared to the same period in 2001. Flight volume excluding new contracts in the second quarter of 2002 remained relatively unchanged compared to the prior year.

Sales of medical interiors and products decreased $403,000, or 18.6%, and $759,000, or 19.0%, for the three and six months ended June 30, 2002, compared to 2001. Significant projects in 2002 included the completion of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or multi-functional interior components for six commercial customers. In the first quarter of 2002, the Company also began development of a litter system for the U.S. Army's Medical Evacuation Vehicle (MEV). Production of 42 MEV units began in the second quarter. Revenue by product line for the quarter and six months ended June 30, 2002, respectively, was as follows:
-    $10,000  and  $778,000  - design and manufacture of multi-mission interiors
- $1,134,000 and $1,615,000 - manufacture and installation of modular, multi-functional interiors
-    $621,000  and $834,000 - design and manufacture of other aerospace products

Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for six commercial customers. Revenue by product line for the quarter and six months ended June 30, 2001, respectively, was as follows:
-    $804,000 and $1,679,000 - design and manufacture of multi-mission interiors
- $1,256,000 and $2,068,000 - manufacture and installation of modular, multi-functional interiors
-    $108,000  and $239,000 - design and manufacture of other aerospace products

Cost of medical interiors and products decreased 24.9% and 24.4% for the three and six months ended June 30, 2002, as compared to the previous year. The decrease is consistent with the decrease in related product revenue over the same periods.

Parts and maintenance sales and services decreased 45.0% and 23.6% for the quarter and six months ended June 30, 2002, respectively, compared to 2001. Parts sales in 2001 included $183,000 for the sale of an autopilot system to an HBM customer. Cost of parts and maintenance sales and services for the quarter and six months also decreased accordingly.

In the six months ended June 30, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 27.3% and 22.2% for the quarter and six months ended June 31, 2002, respectively, compared to 2001. Changes by business segment are as follows:
- CBM - Flight center costs increased 31.6% and 26.8% for the three and six months ended June 30, 2002, for the following reasons:
     - Approximately $632,000 and $931,000 for the quarter and six months ended June 30, 2002, for the addition of personnel to staff new base locations described above.
     - Increase in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased 22.9% and 17.6% for the three and six months ended June 30, 2002, primarily due to the following:
     - Approximately $643,000 and $1,050,000 for the quarter and six months ended June 30, 2002, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 32.5% and 24.8% for the three and six months ended June 30, 2002, respectively, in comparison to the three and six months ended June 30, 2001. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of two BK117 helicopters and one MD902 helicopter for CBM operations at the beginning of 2002.
- Addition of five fixed wing aircraft and one Bell 407 helicopter for HBM operations during 2001, one MD902 helicopter at the beginning of 2002, and two Bell 230 helicopters and one Sikorsky S76 helicopter during the second quarter of 2002.
- Increase in the standard cost for overhaul of BK117 helicopter transmissions by the equipment manufacturer and in the cost of on-condition maintenance, primarily for the HBM fleet.

- Increase of approximately 8% in hull and liability insurance rates effective July 2001, due to overall insurance market conditions.
- Increase of approximately $26,000 per month in insurance premiums for war risk coverage effective October 1, 2001, as a result of the events surrounding September 11, 2001.

Aircraft rental expense increased 21.7% and 21.5% for the three and six months ended June 30, 2002, respectively, in comparison to the three and six months ended June 30, 2001. Rental expense related to five leased aircraft added to the Company's fleet during the first and second quarters of 2002 totaled $247,000 and $461,000 for the three and six months ended June 30, 2002, respectively. The increase for new aircraft was offset in part during the second quarter and six-month period by the discontinuation of a short-term lease for an aircraft used in the Company's backup fleet during 2001.

Depreciation and amortization expense increased 7.3% and 5.3% for the three and six months ended June 30, 2002, respectively, compared to 2001. The quarter and six months ended June 30, 2002 included $125,000 and $250,000, respectively, of amortization on a non-compete agreement related to the purchase of the operating rights of another air ambulance provider in the Las Vegas region in December 2001. Expenses in 2001 included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego. Amortization of this agreement was completed in February 2001. In addition, expenses in the quarter and six months ended June 30, 2001, included $60,000 and $95,000 of goodwill amortization compared to none in 2002, in accordance with the adoption of Statement 142 effective January 1, 2002. None of the aircraft added to the Company's fleet since June 2001 are owned by the Company. Five are leased under operating leases, as described above, and nine are owned by HBM hospital customers and operated by the Company.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense increased 13.6% and 52.1% for the quarter and six months ended June 30, 2002, respectively, compared to 2001, due primarily to the increase in flight revenue for CBM operations. Bad debt as a percentage of related net flight revenue also increased from 20.8% in 2001 to 22.7% in 2002, for the six-month periods. The Company believes the decrease in the collection rate for CBM operations is due to general recessionary trends in the economy and to changes in previous collectibility estimates. For the second quarter of 2002, the trend toward overall lower collection rates was partially offset by stronger than anticipated collections for certain older receivables within the Missouri and Illinois CBM operations. Bad debt expense related to HBM operations and Products Divisions was not significant in either 2002 or 2001.

General and administrative expenses remained effectively unchanged in the second quarter of 2002 compared to 2001, and increased 7.2% for the six-month period ended June 30, 2002. The change for the six-month period reflects an expanded marketing effort for CBM operations in both the Los Angeles and St. Louis metropolitan areas designed to increase transport volume. Other factors contributing to the growth in general and administrative expenses are merit pay and incentive compensation increases and increases in administrative staffing to manage the expanded employee base with the addition of new bases. These factors were offset during the second quarter of 2002 by lower legal and professional fees for administrative matters and by the decision not to host an HBM customer conference in 2002. The second quarter of 2001 included approximately $83,000 in costs related to the customer conference for 2001.

The Company recorded income tax expense of $1,983,000 at an effective rate of 39% in the six months ended June 30, 2002, and no tax provision in the six months ended June 30, 2001. During 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided. As of June 30, 2002, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration.


FINANCIAL  CONDITION

Net working capital increased from $15,315,000 at December 31, 2001, to $22,106,000 at June 30, 2002, primarily due to an increase in receivables consistent with increased revenue for all operating divisions. Cash and cash equivalents increased $634,000 from $2,838,000 to $3,472,000 over the same period, for the reasons discussed below.

Cash generated by operations in the six months ended June 30, 2002, totaled $2,904,000 compared to $326,000 in 2001. Significant uses of cash in 2002 consisted primarily of the increase in receivables described above. Costs in excess of billings decreased during 2002 as significant Products Division projects, including the HH60L, were completed by the end of the second quarter and all amounts were billed. Other liabilities also increased as the Company received advance funding for the installation of a medical interior and avionics equipment in an aircraft leased for CBM operations. The balance of accrued overhaul and parts replacements costs also grew during the six months ended June 30, 2002, due to the increased level of flight volume for both CBM and HBM operations. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled.

Cash used by investing activities totaled $1,528,000 in 2002 compared to $1,950,000 in 2001. Equipment acquisitions in the first quarter of 2002 consisted primarily of medical interior and avionics installations or upgrades for existing equipment. During the first quarter of 2002, the Company also received proceeds from a sale-leaseback transaction for a BK117 helicopter. Equipment acquisitions in 2001 consisted primarily of rotable equipment purchases and upgrades to existing equipment. The cost of equipment acquisitions was offset in part in 2001 by proceeds from the sale of one of the Company's airplanes.

Financing activities used $742,000 in 2002 compared with $1,490,000 in 2001. The primary uses of cash in 2002 were regularly scheduled payments of long-term debt and purchases of Company common stock into treasury. These payments were offset in part by proceeds from the issuance of common stock for options exercised during the six months. The primary uses of cash in 2001 were regularly scheduled payments of long-term debt, offset by advances against the Company's line of credit.


OUTLOOK  2002

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

In December 2001, the Company acquired the operating rights of another air ambulance service provider in the Las Vegas metropolitan area and, consequently, expanded its services in the region from two helicopters to three. The Company expects continued improved utilization for its two previously existing bases as well as additional flight volume generated by the third aircraft base as a result of the acquisition during the last six months of 2002. In the second quarter of 2002, the Company opened one new location in the Los Angeles metropolitan area and one in the St. Louis region. The Company expects to open a new base of operation in central Illinois in the fourth quarter of 2002. CBM flight volume at all other locations is expected to be consistent with historical levels during 2002, subject to seasonal, weather-related fluctuations. The Company continues to explore other opportunities to expand the CBM model in communities surrounding its hubs in Los Angeles and St. Louis.

Hospital-Based  Model

Six hospital contracts are due for renewal in 2002. Four of these contracts have been renewed and one has been extended through the first quarter of 2003. Renewal of the other contract is still pending. Late in the first quarter of 2002, the Company expanded its operations for a fixed wing customer in Oregon with the addition of a third aircraft. The Company began operations under a new helicopter contract in Florida during the second quarter and under a new fixed wing contract in New Mexico in August 2002. The Company expects 2002 flight activity for all other hospital contracts to remain consistent with historical levels.

Products  Division

Early in 2002 the Company was awarded a contract for the development and production of a litter system for the U.S. Army's Medical Evacuation Vehicle
(MEV). The contract calls for the development and production of 42 units in 2002 and includes options for 76 additional units to be delivered from 2003 to 2007. The total contract value, including all options, is approximately $5,000,000. There is no assurance that the contract options will be exercised or orders for additional units received in 2002 or in future periods.

As of the end of the second quarter of 2002, the Company was in the process of completing the production of multi-functional interiors for two commercial customers. Work under these contracts is expected to continue through the third quarter of 2002 and remaining revenue is estimated at approximately $600,000.

During the second quarter, the company completed the production of five HH60L Multi-Mission Medevac Systems. The Company expects to be awarded a contract for five to eight additional HH-60L units during 2002. Production will commence immediately upon award. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal years 2002 and 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2002 or in future periods.

All  Segments

In June 2002, the Company entered into a Definitive Purchase Agreement (the Agreement) to acquire 100% ownership of Rocky Mountain Holdings, LLC (RMH). RMH provides air medical transportation services under both the community-based and hospital-based models, utilizing a fleet of over 80 helicopters and fixed-wing aircraft. Closing is anticipated no later than October 31, 2002. The consummation of the transaction is subject to various consents and usual and customary closing conditions. The Company expects to finance the majority of the $28,000,000 purchase price with unsecured, subordinated debt. The Company expects growth in revenue and in net income as a result of the acquisition in future years upon completion of the transition plan to integrate RMH into its three operating divisions.

There can be no assurance that the Company will successfully integrate RMH operations into its three divisions or continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or expand flight volume for CBM operations. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2002.

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

- Collection rates -The Company's CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patients. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy, especially in southern California, southern Nevada, and the St. Louis region. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's flight fees billed to its HBM customers are generally limited to changes in the consumer price index.

- Department of Defense funding - One of the significant projects historically for the Products Division, the HH-60L program, is dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L units could have a material adverse impact on Products Division revenue.

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

- Competition - HBM operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. CBM operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and medical capability of the aircraft. The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one in Europe. Competition is based mainly on product features, performance, price, and weight. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

- Insurance - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospitals customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 30% of any increases in hull and liability insurance may be passed through to the Company's customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and significant interruptions of air medical services to client hospitals, which could adversely affect the relationship with such hospitals.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patients. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are less favorable than those projected by management, additional allowances for uncollectible accounts may be required. While bad debt expenses have historically been within expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same collection rates that it has in the past.

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and maintenance reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period results in income tax expense in the statement of operations. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the line of credit which did not have a balance outstanding as of June 30, 2002.

                           PART II: OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable

ITEM 2.     CHANGES IN SECURITIES

            Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The 2002 Annual Meeting of Stockholders was held on June 26, 2002. At the meeting, Messrs. Samuel H. Gray and Morad Tahbaz were elected to Class II directorships. Voting results were as follows:

                                              Total Vote
                          Total Vote For     Withheld From
                           Each Director     Each Director
                           -------------     -------------
            Samuel H. Gray     7,668,814           128,347
            Morad Tahbaz       7,668,814           128,347


                                       20
ITEM 5.     OTHER INFORMATION

            Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    EXHIBIT
                    NUMBER     DESCRIPTION  OF  EXHIBITS
                    ------     -------------------------

                    99.1 Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  Reports on Form 8-K

                    None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AIR METHODS CORPORATION



Date:  August 12, 2002                  By    /s/   Aaron D. Todd
                                              ----------------------------------
                                              Aaron D. Todd
                                              On behalf of the Company,
                                              and as Principal Financial Officer


Date:  August 12, 2002                  By    /s/   Sharon J. Keck
                                              ----------------------------------
                                              Sharon J. Keck
                                              Principal Accounting Officer