Form 10-Q
period 2002-09-30
AIR METHODS CORP
filed 2002-11-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2002
                               ---------------------------------

                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    ---------------

                         Commission file number  0-16079
                                                 -------


                            AIR METHODS CORPORATION
                            -------------------------
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                    84-0915893
          --------                                   -------------
(State or Other Jurisdiction of                      (IRS Employer
 Incorporation or Organization)                  Identification Number)



7301 South Peoria, Englewood, Colorado                  80112
------------------------------------------            ----------
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


The number of shares of Common Stock, par value $.06, outstanding as of November 8, 2002, was 9,462,179.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets - September 30, 2002 and December 31, 2001                     1

                  Consolidated Statements of Operations for the three and nine months ended September 30,
                    2002 and 2001                                                                            3

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and
                   2001                                                                                      4

                  Notes to Consolidated Financial Statements                                                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                18

         Item 4.  Controls and Procedures                                                                   18


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                         19

         Item 2.  Changes in Securities                                                                     19

         Item 3.  Defaults upon Senior Securities                                                           19

         Item 4.  Submission of Matters to a Vote of Security Holders                                       19

         Item 5.  Other Information                                                                         19

         Item 6.  Exhibits and Reports on Form 8-K                                                          19


SIGNATURES                                                                                                  20

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2002            2001
                                                                     ------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                          $        3,606          2,838
  Current installments of notes receivable                                       40            120
  Receivables:
    Trade                                                                    34,669         22,555
    Less allowance for doubtful accounts                                    (10,398)        (5,673)
                                                                     ------------------------------
                                                                             24,271         16,882

    Insurance proceeds                                                          266            471
    Other                                                                       904            851
                                                                     ------------------------------
      Total receivables                                                      25,441         18,204
                                                                     ------------------------------
  Inventories                                                                 4,165          3,427
  Work-in-process on medical interiors and products contracts                    42            253
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                        866            797
  Deferred tax asset                                                          5,537          3,397
  Assets held for sale                                                          416             --
  Prepaid expenses and other                                                  1,532          1,083
                                                                     ------------------------------

      Total current assets                                                   41,645         30,119
                                                                     ------------------------------
Equipment and leasehold improvements:
  Flight and ground support equipment                                        74,936         71,392
  Furniture and office equipment                                              6,337          5,841
                                                                     ------------------------------
                                                                             81,273         77,233
  Less accumulated depreciation and amortization                            (34,229)       (30,561)
                                                                     ------------------------------

      Net equipment and leasehold improvements                               47,044         46,672
                                                                     ------------------------------

Excess of cost over the fair value of net assets acquired                     2,974          2,974
Notes receivable, less current installments                                     113            472
Other assets, net of accumulated amortization of $585 and $447 at
  September 30, 2002 and December 31, 2001, respectively                      6,214          5,320
                                                                     ------------------------------

      Total assets                                                   $       97,990         85,557
                                                                     ==============================

See accompanying notes to consolidated financial statements.         (Continued)

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                          2002            2001
                                                                     ------------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Current installments of long-term debt                             $        3,384          3,737
  Current installments of obligations under capital leases                      379            351
  Accounts payable                                                            3,190          1,925
  Accrued overhaul and parts replacement costs                                3,963          3,407
  Deferred revenue                                                            1,442          1,158
  Accrued wages and compensated absences                                      1,541          2,037
  Other accrued liabilities                                                   1,388          2,189
                                                                     ------------------------------
      Total current liabilities                                              15,287         14,804

Long-term debt, less current installments                                    15,893         17,335
Obligations under capital leases, less current installments                   2,646          2,882
Accrued overhaul and parts replacement costs                                 13,010         10,377
Deferred income taxes                                                         6,631          2,178
Other liabilities                                                             1,917          1,438
                                                                     ------------------------------

      Total liabilities                                                      55,384         49,014
                                                                     ------------------------------
Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares, none
  issued                                                                         --             --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
  issued 9,469,379 and 8,619,026 shares at September 30, 2002 and
  December 31, 2001, respectively                                               568            517
  Additional paid-in capital                                                 52,617         50,665
  Accumulated deficit                                                       (10,578)       (14,637)
  Treasury stock at par, 10,000 and 37,005 common shares at
    September 30, 2002 and December 31, 2001, respectively                       (1)            (2)
                                                                     ------------------------------
      Total stockholders' equity                                             42,606         36,543
                                                                     ------------------------------
      Total liabilities and stockholders' equity                     $       97,990         85,557
                                                                     ==============================

See accompanying notes to consolidated financial statements.

                               AIR METHODS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                             (UNAUDITED)


                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                        -----------------------------------------------
                                                           2002         2001        2002        2001
                                                        -----------------------------------------------
Revenue:
  Flight revenue                                        $   26,577      21,734      76,892      60,479
  Sales of medical interiors and products                    1,775       1,623       5,002       5,609
  Parts and maintenance sales and services                     556         588       1,093       1,291
  Gain on disposition of assets, net                            --          --          --         110
                                                        -----------------------------------------------
                                                            28,908      23,945      82,987      67,489
                                                        -----------------------------------------------
Operating expenses:
  Flight centers                                             9,132       7,355      25,586      20,818
  Aircraft operations                                        6,780       5,227      18,931      14,958
  Aircraft rental                                            1,294         951       3,652       2,892
  Medical interiors and products sold                        1,267       1,163       3,444       4,042
  Cost of parts and maintenance sales and services             512         533       1,005       1,148
  Depreciation and amortization                              1,436       1,291       4,221       3,936
  Bad debt expense                                           3,865       2,493      10,588       6,913
  Loss on disposition of assets, net                            65          --          51          --
  General and administrative                                 2,609       2,265       7,685       6,999
                                                        -----------------------------------------------
                                                            26,960      21,278      75,163      61,706
                                                        -----------------------------------------------
    Operating income                                         1,948       2,667       7,824       5,783

Other income (expense):
  Interest expense                                            (425)       (475)     (1,287)     (1,498)
  Interest income                                               10          11          26          93
  Other, net                                                    32          19          89          56
                                                        -----------------------------------------------
Income before income taxes                                   1,565       2,222       6,652       4,434

Income tax expense                                             610          --       2,593          --
                                                        -----------------------------------------------
    Net income                                          $      955       2,222       4,059       4,434
                                                        ===============================================
Basic income per common share                           $      .10         .26         .45         .53
                                                        ===============================================
Diluted income per common share                         $      .10         .26         .44         .52
                                                        ===============================================
Weighted average number of common shares   outstanding
- basic                                                  9,440,442   8,409,297   9,090,782   8,391,852
                                                        ===============================================
Weighted average number of common shares   outstanding
- diluted                                                9,564,604   8,693,832   9,250,558   8,605,986
                                                        ===============================================

See accompanying notes to consolidated financial statements.

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                       2002               2001
                                                                                ------------------------------------
Cash flows from operating activities:
  Net income                                                                    $           4,059             4,434
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization expense                                                   4,221             3,936
    Vesting of common stock options issued for services                                        40                45
    Bad debt expense                                                                       10,588             6,913
    Deferred income tax expense                                                             2,313                --
    Loss (gain) on retirement and sale of equipment, net                                       51              (110)
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                                  (449)           (1,413)
      Increase in receivables                                                             (17,825)           (7,538)
      Increase in parts inventories                                                          (738)             (184)
      Decrease (increase) in work-in-process on medical interiors and costs in
      excess of billings                                                                      142            (1,114)
      Decrease in accounts payable and other accrued liabilities                              (32)           (1,376)
      Increase (decrease) in deferred revenue and other liabilities                           763              (875)
      Increase in accrued overhaul and parts replacement costs                              2,193               276
                                                                                ------------------------------------
       Net cash provided by operating activities                                            5,326             2,994
                                                                                ------------------------------------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                      (2,782)           (2,960)
  Proceeds from disposition and sale of equipment                                             818               207
  Increase in notes receivable and other assets                                            (1,198)             (354)
                                                                                ------------------------------------
      Net cash used by investing activities                                                (3,162)           (3,107)
                                                                                ------------------------------------

See accompanying notes to consolidated financial statements.         (Continued)

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                       2002             2001
                                                  -------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net     $        3,035             371
  Payments for purchases of common stock                  (1,071)           (292)
  Net payments under short-term notes payable                 --            (636)
  Payments of long-term debt                              (3,085)         (2,653)
  Payments of capital lease obligations                     (275)           (257)
                                                  -------------------------------
      Net cash used by financing activities               (1,396)         (3,467)
                                                  -------------------------------

Increase (decrease) in cash and cash equivalents             768          (3,580)

Cash and cash equivalents at beginning of period           2,838           4,107
                                                  -------------------------------
Cash and cash equivalents at end of period        $        3,606             527
                                                  ===============================

Non-cash investing and financing activities:

In the nine months ended September 30, 2002, the Company entered into a note payable totaling $1,290 to finance the buyout of a helicopter previously under an operating lease and into a capital lease obligation of $67 to finance the acquisition of communications equipment.

In the nine months ended September 30, 2002, the Company repossessed an aircraft previously sold to a former franchisee in Brazil. The $418 balance of the Company's investment in the aircraft, consisting primarily of a note receivable from the franchisee, was reclassified in the consolidated financial statements as an asset held for sale.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                         2002       2001
                                                                       --------------------
     FOR QUARTER ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    9,440,442  8,409,297
       Dilutive effect of:
         Common stock options                                            110,662    249,397
         Common stock warrants                                            13,500     35,138
                                                                       --------------------
     Weighted average number of common shares outstanding - diluted    9,564,604  8,693,832
                                                                       ====================

     FOR NINE MONTHS ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    9,090,782  8,391,852
       Dilutive effect of:
         Common stock options                                            145,673    187,666
         Common stock warrants                                            14,103     26,468
                                                                       --------------------
       Weighted average number of common shares outstanding - diluted  9,250,558  8,605,986
                                                                       ====================

     Common stock options totaling 330,000 and 14,987 were not included in the diluted income per share calculation for the quarters ended September 30, 2002 and 2001, respectively, because their effect would have been anti-dilutive. Common stock options totaling 280,000 and 49,987 were not included in the diluted income per share calculation for the nine months ended September 30, 2002 and 2001, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in stockholders' equity for the nine months ended September 30, 2002, consisted of the following (amounts in thousands, except share amounts):

                                                              Shares
                                                            Outstanding    Amount
                                                            ----------------------
     Balances at January 1, 2002                              8,582,021   $36,543

     Issuance of common shares for options exercised          1,022,452     3,035
     Purchase of treasury shares                               (145,094)   (1,071)
     Vesting of common stock options for services rendered           --        40
     Net income                                                      --     4,059
                                                            ----------------------

     Balances at September 30, 2002                           9,459,379   $42,606
                                                            ======================

(4)  INCOME  TAXES
     -------------

     The Company recorded income tax expense of $2,593,000 at an effective rate of 39% in the nine months ended September 30, 2002, and no tax provision in the nine months ended September 30, 2001. During 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

(5)  NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement
     142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company adopted Statement 142 effective January 1, 2002. As required by Statement 142, the standard has not been retroactively applied to the results for the period prior to adoption. The following table reconciles net income for the three and nine months ended September 30, 2001, to pro forma net income excluding the amortization of excess of cost over the fair value of net assets acquired (amounts in thousands, except share and per share amounts).

                                             Three Months Ended   Nine Months Ended
                                             September 30, 2001   September 30, 2001
     Reported net income                     $             2,222               4,434
     Amortization of  excess of costs  over
       net assets acquired                                    70                 165
                                             -------------------  ------------------
     Adjusted net income                     $             2,292               4,599
                                             ===================  ==================

     Basic income per common share           $               .27                 .55
                                             ===================  ==================
     Diluted income per common share         $               .26                 .53
                                             ===================  ==================

     Weighted average number of common
       shares outstanding - basic                      8,409,297           8,391,852
                                             ===================  ==================
     Weighted average number of common
       shares outstanding - diluted                    8,693,832           8,605,986
                                             ===================  ==================

     -------------------------------------------

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

     In June 2002 the FASB issued FASB Statement No. 146 (Statement 146), Accounting for Costs Associated with Exit or Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement 146 and Issue No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (as defined in the issue) was recognized at the date of an entity's commitment to an exit plan. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and the Company does not expect the adoption to have a material impact on its results of operations or financial position.

(6)  SUBSEQUENT  EVENT
     -----------------

     On October 16, 2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, L.L.C. (RMH), a Delaware limited liability company, from Rocky Mountain Holdings, Inc. and AMC Helicopters, Inc., for $33.6 million. RMH's long-term debt and outstanding balances on RMH's line of credit totaled $36.2 million as of September 30, 2002. Except for approximately $1.6 million of RMH debt that was repaid in connection with the acquisition, the long-term debt remains outstanding, either as debt of RMH or as debt assumed or replaced by the Company. The $5 million outstanding balance on the RMH line of credit was rolled into the new revolving credit facility described below. The purchase price is subject to changes in net equity from September 30, 2002, until the date of closing, to be determined by independent audit within 60 days of the closing date.

     The purchase price was negotiated by the Company and the sellers, and includes an earn-out provision under which the sellers may receive up to $2.6 million of additional consideration over the next nine years based on actual collections against certain receivables. The Company incurred costs and fees of approximately $3.6 million in connection with the acquisition and related financing arrangements.

     The purchase price was financed in part through the issuance of $23 million in subordinated notes to Prudential Capital Partners, L.P. (PCP) and an affiliate of PCP. The notes are unsecured and provide for quarterly payment of interest only at 12%, with all principal due in October 2007. As additional interest on the notes, the Company also issued transferable warrants to PCP to purchase 443,224 shares of Air Methods Common Stock with an exercise price of $.06 per share, exercisable through October 2008.

     -----------------------------

     To finance the remainder of the purchase price and related closing costs and to provide working capital and letter of credit availability for the combined entities, the Company entered into a $35 million revolving credit facility with certain lenders, with PNC Bank, National Association (PNC) acting as agent. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. The facility matures in October 2006. Indebtedness under the credit facility will bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC plus an applicable margin ranging from 0 to 0.75% or (ii) at a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. The applicable margin in each case is based upon the ratio of senior debt (as defined in the credit facility) to EBITDA (as defined in the credit facility) for the four most recently completed fiscal quarters. The subordinated notes and revolving credit facility into which the Company entered to finance the acquisition both contain certain financial ratios and various other covenants.

(7)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, income tax provision, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

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

                                                         Products   Corporate   Intersegment
FOR QUARTER ENDED SEPTEMBER 30:         CBM       HBM    Division  Activities   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------
2002
External revenue                      $15,957   11,176      1,775          --             --         28,908
Intersegment revenue                       --       --        148          --           (148)            --
                                      ----------------------------------------------------------------------
Total revenue                          15,957   11,176      1,923          --           (148)        28,908
                                      ----------------------------------------------------------------------
Operating expenses                      9,967    9,333      1,426       1,028           (127)        21,627
Depreciation & amortization               638      734         30          34             --          1,436
Bad debt expense                        3,865       --         --          --             --          3,865
Interest expense                          240      185         --          --             --            425
Interest income                            (1)      (4)        --          (5)            --            (10)
Income tax expense                         --       --         --         610             --            610
                                      ----------------------------------------------------------------------
Segment net income (loss)             $ 1,248      928        467      (1,667)           (21)           955
                                      ======================================================================

Total assets                          $42,338      N/A        N/A      57,816         (2,164)        97,990
                                      ======================================================================
2001
External revenue                      $12,303   10,078      1,564          --             --         23,945
Intersegment revenue                       --        3        780          --           (783)            --
                                      ----------------------------------------------------------------------
Total revenue                          12,303   10,081      2,344          --           (783)        23,945
                                      ----------------------------------------------------------------------

Operating expenses                      7,253    8,341      1,849         723           (691)        17,475
Depreciation & amortization               453      709         50          79             --          1,291
Bad debt expense                        2,493       --         --          --             --          2,493
Interest expense                          275      196         --           4             --            475
Interest income                            --       (4)        --          (7)            --            (11)
                                      ----------------------------------------------------------------------
Segment net income (loss)             $ 1,829      839        445        (799)           (92)         2,222
                                      =====================================================================

Total assets                          $31,146      N/A        N/A      47,481         (2,164)        76,463
                                      =====================================================================

FOR NINE MONTHS ENDED SEPTEMBER 30:
2002
External revenue                      $46,070   31,915      5,002          --             --         82,987
Intersegment revenue                       --       --        438          --           (438)            --
                                      ----------------------------------------------------------------------
Total revenue                          46,070   31,915      5,440          --           (438)        82,987
                                      ----------------------------------------------------------------------

Operating expenses                     27,423   26,381      4,053       2,806           (398)        60,265
Depreciation & amortization             1,843    2,150        104         124             --          4,221
Bad debt expense                       10,588       --         --          --             --         10,588
Interest expense                          736      551         --          --             --          1,287
Interest income                            (2)      (9)        --         (15)            --            (26)
Income tax expense                         --       --         --       2,593             --          2,593
                                      ----------------------------------------------------------------------
Segment net income (loss)             $ 5,482    2,842      1,283      (5,508)           (40)         4,059
                                      =====================================================================
Total assets                          $42,338      N/A        N/A      57,816         (2,164)        97,990
                                      =====================================================================

2001
External revenue                      $34,002   28,494      4,993          --             --         67,489
Intersegment revenue                       --       16      2,165          --         (2,181)            --
                                      ----------------------------------------------------------------------
Total revenue                          34,002   28,510      7,158          --         (2,181)        67,489
                                      ----------------------------------------------------------------------

Operating expenses                     21,284   23,460      5,603       2,343         (1,889)        50,801
Depreciation & amortization             1,370    2,185        148         233             --          3,936
Bad debt expense                        6,913       --         --          --             --          6,913
Interest expense                          852      637         --           9             --          1,498
Interest income                            (3)     (41)        --         (49)            --            (93)
                                      ----------------------------------------------------------------------
Segment net income (loss)             $ 3,586    2,269      1,407      (2,536)          (292)         4,434
                                      =====================================================================

Total assets                          $31,146      N/A        N/A      47,481         (2,164)        76,463
                                      =====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "plans," "estimates," and similar words and expressions are intended to identify such statements. These forward-looking statements include statements concerning the size, structure and growth of the Company's air medical services and products markets, the integration of RMH, the continuation and/or renewal of HBM contracts, the acquisition of new and profitable Products Division contracts, the volume of CBM operations, and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described below, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

RESULTS  OF  OPERATIONS

The Company reported net income of $955,000 and $4,059,000 for the three and nine months ended September 30, 2002, respectively, compared to net income of $2,222,000 and $4,434,000 for the three and nine months ended September 30, 2001, respectively. Net income for the quarter and nine months ended September 30, 2002, reflected income tax expense at an effective rate of 39%. For the quarter and nine months ended September 30, 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.

Flight  revenue  increased  $4,843,000, or 22.3%, and $16,413,000, or 27.1%, for
the three and nine months ended September 30, 2002, respectively, compared to 2001. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased 28.1% and 35.4% in the three and nine months ended September 30, 2002, respectively, compared to 2001, for the following reasons:
     - Purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area in December 2001, resulting in the expansion of operations to a third base in the region. Transport volume for all CBM operations in the Las Vegas region increased 91.1% and 141.7% in the quarter and nine months ended September 30, 2002, compared to 2001. Flight volume for the region in the third quarter of 2002 was adversely impacted as the result of an accident which destroyed one of the Company's aircraft in September 2002. Determination of the cause of the accident is still pending review by the National Transportation Safety Board. Following the accident, all three of the Las Vegas bases were temporarily closed. By the end of the third quarter, two of the three bases were back in operation, with the third base expected to be back in service in December 2002.
     - Increase of 2.6% and 10.7% in transport volume for CBM operations in California for the quarter and nine months ended September 30, 2002, attributable primarily to favorable weather conditions in 2002 and to the expansion of operations to a fifth base within the Los Angeles metropolitan area in March 2002.
     - Increase of 5.2% and 8.1% in transport volume for CBM operations in the St. Louis metropolitan area for the three and nine months ended September 30, 2002. The Company opened operations during the second quarter of 2002 at an additional base in the St. Louis region.
     - Total volume for all CBM operations increased from approximately 2,500 patient transports in the third quarter of 2001 to 2,800 in the third quarter of 2002 and from 6,800 in the nine months ended September 30, 2001, to 8,200 in the nine-month period ended September 30, 2002.
     - Price increase for CBM operations in California and Nevada effective October 1, 2001.

     - Price increase for CBM operations in the St. Louis region effective January 1, 2002.

- HBM - Flight revenue increased 15.1% and 17.0% for the three and nine months ended September 30, 2002, respectively, for the following reasons:
     - Revenue of approximately $1,509,000 and $3,765,000 for the three and nine months ended September 30, 2002, respectively, generated by the addition of two new contracts in the last half of 2001 and two new contracts in 2002.
     - Annual price increases in the majority of contracts with hospital clients based on changes in hull insurance rates and in the Consumer Price Index.
     - Increases of 5.9% and 6.9% in flight volume, excluding the impact of new contracts, in the three and nine months ended September 30, 2002, compared to the same periods in 2001.

Sales of medical interiors and products increased $152,000, or 9.4%, for the third quarter of 2002 but decreased $607,000, or 10.8%, for the nine months ended September 30, 2002, compared to 2001. Significant projects in 2002 included the completion of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or multi-functional interior components for six commercial customers. In the first quarter of 2002, the Company began development of a litter system for the U.S. Army's Medical Evacuation Vehicle (MEV). Production of 42 MEV units began in the second quarter. Revenue by product line for the quarter and nine months ended September 30, 2002, respectively, was as follows:
-    $30,000  and  $808,000  - design and manufacture of multi-mission interiors
- $633,000 and $2,248,000 - manufacture and installation of modular, multi-functional interiors
- $1,112,000 and $1,946,000 - design and manufacture of other aerospace products

Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer and manufacture of medical interiors or multi-functional interior components for ten commercial customers. In the third quarter of 2001, the Company also began production of five HH-60L Multi-Mission Medevac Systems for the U.S. Army. Revenue by product line for the quarter and nine months ended September 30, 2001, respectively, was as follows:
-    $962,000 and $2,641,000 - design and manufacture of multi-mission interiors
- $620,000 and $2,688,000 - manufacture and installation of modular, multi-functional interiors
-    $41,000  and  $280,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased 8.9% for the third quarter of 2002 but decreased 14.8% for the nine months ended September 30, 2002, as compared to the previous year. The changes are consistent with the changes in related product revenue over the same periods.

Parts and maintenance sales and services decreased 5.4% and 15.3% for the quarter and nine months ended September 30, 2002, respectively, compared to 2001. Parts sales in the nine months ended September 30, 2001 included $183,000 for the sale of an autopilot system to an HBM customer. Cost of parts and maintenance sales and services for the quarter and nine months also decreased accordingly.

In the nine months ended September 30, 2002, the Company recognized net losses totaling $51,000 on the disposition of assets, including a loss of $65,000 on a Bell 222 helicopter damaged in an accident. In the nine months ended September 30, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 24.2% and 22.9% for the quarter and nine months ended September 30, 2002, respectively, compared to 2001. Changes by business segment are as follows:
- CBM - Flight center costs increased 26.5% and 26.7% for the three and nine months ended September 30, 2002, for the following reasons:
     - Approximately $697,000 and $1,628,000 for the quarter and nine months ended September 30, 2002, for the addition of personnel to staff new base locations described above.
     - Increase in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.

- HBM - Flight center costs increased 21.7% and 19.1% for the three and nine months ended September 30, 2002, primarily due to the following:
     - Approximately $429,000 and $1,479,000 for the quarter and nine months ended September 30, 2002, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 29.7% and 26.6% for the three and nine months ended September 30, 2002, respectively, in comparison to the three and nine months ended September 30, 2001. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

- Addition of three helicopters for CBM operations at the beginning of 2002. Resulting increases in maintenance and insurance costs were approximately $235,000 and $557,000 for the three and nine months ended September 30, 2002, respectively.
- Addition of four fixed wing aircraft for HBM operations during the third quarter of 2001 and four helicopters and two fixed wing aircraft during 2002. Resulting increases in maintenance and insurance costs were approximately $430,000 and $1,164,000 for the three and nine months ended September 30, 2002, respectively.
- Increase in the standard cost for overhaul of BK117 helicopter transmissions by the equipment manufacturer.
- Hull and liability insurance rate increases of approximately 8% effective July 2001 and 20% effective July 2002, due to overall insurance market conditions.
- Increase of approximately $26,000 per month in insurance premiums for war risk coverage effective October 1, 2001, through June 30, 2002, as a result of the events surrounding September 11, 2001. Subsequent to June 30, 2002, war risk coverage was included in the composite hull insurance rate.

Aircraft rental expense increased 36.1% and 26.3% for the three and nine months ended September 30, 2002, respectively, in comparison to the three and nine months ended September 30, 2001. Rental expense related to seven leased aircraft added to the Company's fleet during 2002 totaled $356,000 and $1,152,000 for the three and nine months ended September 30, 2002, respectively. The increase for new aircraft was offset in part during the third quarter and nine-month period by the discontinuation of a short-term lease for an aircraft used in the Company's backup fleet during 2001 and by the purchase of an aircraft previously included in the Company's HBM fleet under an operating lease.

Depreciation and amortization expense increased 11.2% and 7.2% for the three and nine months ended September 30, 2002, respectively, compared to 2001. The quarter and nine months ended September 30, 2002, included $126,000 and $376,000, respectively, of amortization on a non-compete agreement related to the purchase of the operating rights of another air ambulance provider in the Las Vegas region in December 2001. The Company also recorded depreciation expense on a previously leased aircraft which was acquired in the third quarter of 2002. Expenses in 2001 included two months of amortization of a non-compete agreement related to the buyout of another air ambulance service provider in San Diego. Amortization of this agreement was completed in February 2001. In addition, expenses in the quarter and nine months ended September 30, 2001, included $70,000 and $165,000 of goodwill amortization compared to none in 2002, as a result of the adoption of Statement 142 effective January 1, 2002.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense increased 55.0% and 53.2% for the quarter and nine months ended September 30, 2002, respectively, compared to 2001, due primarily to the increase in flight revenue for CBM operations and lower collection rates. Bad debt as a percentage of related net flight revenue also increased from 20.8% in 2001 to 23.5% in 2002, for the nine-month periods. The Company believes the decrease in the collection rate for CBM operations is due to general recessionary trends in the economy and to changes in previous collectibility estimates. Bad debt expense related to HBM operations and Products Division was not significant in either 2002 or 2001.

General and administrative expenses increased 15.2% and 9.8% for the quarter and nine months ended September 30, 2002, respectively, compared to 2001. The change for the nine-month period reflects an expanded marketing effort for CBM operations in both the Los Angeles and St. Louis metropolitan areas designed to increase transport volume. Other factors contributing to the growth in general and administrative expenses for the three- and nine-month periods are merit pay and incentive compensation increases and increases in administrative staffing in anticipation of the acquisition of RMH and to manage the expanded employee base with the addition of new bases.

The Company recorded income tax expense of $2,593,000 at an effective rate of 39% in the nine months ended September 30, 2002, and no tax provision in the nine months ended September 30, 2001. During 2001, income tax expense, as calculated at the statutory rate including estimated state income tax effect, was offset by recognition of deferred tax assets for which a valuation allowance had previously been provided.


FINANCIAL  CONDITION

Net working capital increased from $15,315,000 at December 31, 2001, to $26,358,000 at September 30, 2002, primarily due to an increase in receivables consistent with increased revenue for all operating divisions. Cash and cash equivalents increased $768,000 from $2,838,000 to $3,606,000 over the same period, for the reasons discussed below.

Cash generated by operations in the nine months ended September 30, 2002, totaled $5,326,000 compared to $2,994,000 in 2001. Significant uses of cash in 2002 consisted primarily of an increase of $7,237,000 in receivables, net of bad debt expense, described above. Other liabilities increased as the Company received advance funding for the installation of a medical interior and avionics equipment in an aircraft leased for CBM operations. The balance of accrued overhaul and parts replacement costs also grew during the nine months ended September 30, 2002, due to the increased level of flight volume for both CBM and HBM operations. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled.

Cash used by investing activities totaled $3,162,000 in 2002 compared to $3,107,000 in 2001. Equipment acquisitions in 2002 consisted primarily of medical interior and avionics installations or upgrades for existing equipment. During the first quarter of 2002, the Company also received proceeds from a sale-leaseback transaction for a BK117 helicopter. Equipment acquisitions in 2001 consisted primarily of rotable equipment purchases and upgrades to existing equipment. The cost of equipment acquisitions was offset in part in 2001 by proceeds from the sale of one of the Company's airplanes.

Financing activities used $1,396,000 in 2002 compared with $3,467,000 in 2001. The primary uses of cash in 2002 were regularly scheduled payments of long-term debt and purchases of Company common stock into treasury. These payments were offset in part by proceeds from the issuance of common stock for options exercised during the nine months. The primary uses of cash in 2001 were regularly scheduled payments of long-term debt and repayment of draws against the Company's line of credit.


OUTLOOK  2002

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

As described in note 6 to the financial statements included in Item 1 of this document, on October 16, 2002, the Company acquired 100% of the membership interest of RMH. RMH provides air medical transportation services throughout the United States under both the community-based and hospital-based models, utilizing a fleet of over 80 helicopters and fixed-wing aircraft. RMH has also manufactured and installed aircraft medical interiors for its own fleet as well as for third parties. The Company expects growth in revenue and in net income as a result of the acquisition in future years upon completion of the transition plan to integrate RMH into its three operating divisions.

Community-Based  Model

In September 2002, one of the Company's aircraft based in the Las Vegas region was destroyed in an accident. Determination of the cause of the accident is still pending review by the National Transportation Safety Board. Following the accident, all three of the Las Vegas bases were temporarily closed. By the end of the third quarter, two of the three bases were back in operation, with the third base expected to be back in service in December 2002. The Company expects the resulting decrease in flight volume to offset the additional flight volume which would otherwise have been generated by the acquisition of the operating rights of another air ambulance service provider in the Las Vegas area in December 2001.

In the second quarter of 2002, the Company opened one new location in the Los Angeles metropolitan area and one in the St. Louis region. The Company expects to open a new base of operation in central Illinois at the end of the fourth quarter of 2002 or early in 2003. CBM flight volume at all other locations is expected to be consistent with historical levels during 2002, subject to seasonal, weather-related fluctuations. The Company continues to explore other opportunities to expand the CBM model in communities surrounding its hubs in Los Angeles and St. Louis.

Hospital-Based  Model

Six hospital contracts were due for renewal in 2002. Four of these contracts have been renewed and two have been extended into the first quarter of 2003. Late in the first quarter of 2002, the Company expanded its operations for a fixed wing customer in Oregon with the addition of a third aircraft. The Company began operations under a new helicopter contract in Florida during the second quarter and under a new fixed wing contract in New Mexico in August 2002. The Company expects 2002 flight activity for all other hospital contracts to remain consistent with historical levels.

Products  Division

Early in 2002 the Company was awarded a contract for the development and production of a litter system for the U.S. Army's Medical Evacuation Vehicle
(MEV). The contract calls for the development and production of 42 units in 2002 and includes options for 76 additional units to be delivered from 2003 to 2007. The total contract value, including all options, is approximately $5,000,000. Work on the initial lot of production units is expected to continue into the fourth quarter of 2002. There is no assurance that the contract options will be exercised or orders for additional units received in 2002 or in future periods.

During the second quarter of 2002, the Company completed the production of five HH60L Multi-Mission Medevac Systems. The Company expects to be awarded a contract for five to eight additional HH-60L units during the first half of 2003. Production will commence immediately upon award. The current U.S. Army Aviation Modernization Plan continues to define a requirement for 357 units in total over the next 20 years. The U.S. Army Program Objective Memorandum (POM) anticipates funding for this requirement with eight units per year scheduled in fiscal year 2003 and fifteen units per year scheduled from fiscal year 2004 through the end of the program. There is no assurance that the current contract option will be exercised or orders for additional units received in 2002 or in future periods.

All  Segments

There can be no assurance that the Company will successfully integrate RMH operations into its three divisions or continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or maintain flight volume for CBM operations. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2002. The Company also has approximately $20 million in borrowing capacity available under the PNC revolving credit facility following the acquisition of RMH.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2002" and those described below.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 20% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. The months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Collection rates -The Company's CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patients. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

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

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which imposes significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from hospital customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations.

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

- Insurance - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospitals customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 40% of any increases in hull and liability insurance may be passed through to the Company's customers according to contract terms. In addition, the loss of any aircraft as a result of an accident could cause both significant adverse publicity and significant interruptions of air medical services to client hospitals, which could adversely affect the relationship with such hospitals.

- Loan covenants and events of default - The subordinated notes and revolving credit facility into which the Company entered to finance the acquisition of RMH both contain certain financial ratios and various other covenants. Events of default include a change of control which is defined as (i) any person's becoming the beneficial owner of 40% or more of the Company's stock, (ii) directors of the Company at October 16, 2002, or directors approved by them, ceasing to comprise a majority of the Company's board of directors, (iii) foreign persons in the aggregate owning or controlling 20% or more of the Company's voting stock, or (iv) the Company or any subsidiary that holds an air carrier certificate ceasing to be a citizen of the United States. Failure to perform these covenants or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the notes and credit revolver.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and maintenance reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period results in income tax expense in the statement of operations. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

ITEM 3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not use financial instruments to any degree to manage these risks and does not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the line of credit which did not have a balance outstanding as of September 30, 2002.

ITEM 4.     CONTROLS  AND  PROCEDURES

Based on their evaluation of the Company's internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES  IN  SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER  INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits

               EXHIBIT
               NUMBER    DESCRIPTION OF EXHIBITS
               ------    -----------------------

                99.1 Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               Current Report on Form 8-K dated October 16, 2002, regarding the Company's acquisition of 100% of the membership interest of Rocky Mountain Holdings, L.L.C.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AIR METHODS CORPORATION



Date: November 14, 2002     By  \s\  George W. Belsey
                               -------------------------------------------------
                               George W. Belsey
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


Date:  November 14, 2002     By  \s\  Aaron D. Todd
                               -------------------------------------------------
                               Aaron D. Todd
                               Chief Financial Officer and Chief
                               Operating Officer
                               (Principal Financial Officer)


Date:  November 14, 2002     By  \s\  Sharon J. Keck
                               -------------------------------------------------
                               Sharon J. Keck
                               Chief Accounting Officer
                               (Principal Accounting Officer)

                SECTION 302 CHIEF EXECUTIVE OFFICER CERTIFICATION


     I,  George  W.  Belsey,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Air Methods Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/  George  W.  Belsey
---------------------------
George  W.  Belsey
Chief  Executive  Officer

                SECTION 302 CHIEF FINANCIAL OFFICER CERTIFICATION

     I,  Aaron  D.  Todd,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Air Methods Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November  14,  2002

/s/  Aaron  D.  Todd
--------------------------
Aaron  D.  Todd
Chief  Financial  Officer