Form 10-K
period 2002-12-31
AIR METHODS CORP
filed 2003-03-31
CIK 816159

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

For the fiscal year ended                      December 31, 2002
                            ----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------
                                  COMMISSION FILE NUMBER 0-16079

                            AIR METHODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             84-0915893
       -------------------------------               -------------------
       (State or other jurisdiction of               (I.R.S. employer
        incorporation or organization)               identification no.)

     7301 SOUTH PEORIA, ENGLEWOOD, COLORADO                   80112
     ----------------------------------------                 ------
     (Address of principal executive offices)               (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (303) 792-7400
                                                   -----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  YES    X     No
                                                       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes       No X
                                        ---     ---
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $71,820,000
     The number of outstanding shares of Common Stock as of March 21, 2003, was 9,554,065.

     Portions of the registrant's definitive proxy statement for its 2003 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . 6


                                    PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . 7

ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . 8

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . 9
           Results of Operations. . . . . . . . . . . . . . . . . . . . . 9
           Liquidity and Capital Resources. . . . . . . . . . . .  . . . 14
           Outlook for 2003. . . . . . . . . . . . . . . . . . . . . . . 16
           Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . 17
           Critical Accounting Policies. . . . . . . . . . . . . . . . . 19
           New Accounting Standards. . . . . . . . . . . . . . . . . . . 21

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. . 22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . 22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . 22

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . 23

ITEM 11.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . 23

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . 23

ITEM 14.   CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .   23


                                    PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K. . . IV-1

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . IV-4

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation (Air Methods or the Company), was originally incorporated in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. As of December 31, 2002, the Company's Community-Based Model (CBM) provided air medical transportation services in 14 states, while its Hospital-Based Model (HBM) provided air medical transportation services to hospitals located in 27 states, plus Puerto Rico, under operating agreements with original terms ranging from one to ten years. Under both CBM and HBM operations, the Company transports persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

On October 16, 2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH), a Delaware limited liability company, from
Rocky Mountain Holdings, Inc. and AMC Helicopters, Inc. for $33.6 million in cash. RMH's long-term debt and outstanding balances on a line of credit totaled approximately $41.4 million as of the closing date. Except for approximately $1.6 million of RMH debt that was repaid in connection with the acquisition, the long-term debt remains outstanding, either as debt of RMH or as debt assumed or replaced by the Company. As provided for in the membership interest purchase agreement, the purchase price was reduced by $1.5 million due to changes in net equity of RMH from September 30, 2002, until October 16, 2002, the date of closing, as determined by independent audit. The purchase price was negotiated by Air Methods and the sellers, and includes an earn-out provision under which the sellers may receive up to $2.6 million of additional consideration over the next nine years based on actual collections against certain receivables. The Company incurred costs and fees of approximately $1 million in connection with the acquisition, including legal fees of Company counsel and a fee of $750,000 paid to Americas Partners for its services in connection with the acquisition. Ralph Bernstein and Morad Tahbaz, directors of the Company, are partners of Americas Partners. In addition, the Company incurred debt origination fees and expenses of approximately $2.6 million, including fees paid to CIBC World Markets Corp. for investment banking services in arranging financing for the acquisition and legal fees paid to counsel for the lenders.

RMH provides air medical transport services throughout the United States under both the community-based and hospital-based delivery models, using a fleet of over 80 helicopters and fixed-wing aircraft. RMH also maintains a national dispatch and communications center in Omaha, Nebraska, and aircraft maintenance and overhaul operations in Provo, Utah, and Greenville, South Carolina. The Company plans to continue all of RMH's HBM and CBM operations and to retain the RMH bases, equipment and air medical transport service personnel.

Community-Based Model

Services provided under the CBM, also referred to as independent provider operations, include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. CBM aircraft are typically based at fire stations or airports. Revenue from the CBM consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from operations to fluctuate accordingly.

In July 1997 the Company acquired Mercy Air Service, Inc. (Mercy Air), which has operated as a community-based provider of air medical transportation services throughout southern California since 1988. In April 2000, the Company established a wholly-owned subsidiary of Mercy Air, ARCH Air Medical Service, Inc. (ARCH), to acquire substantially all of the business assets of Area Rescue Consortium of Hospitals, which has provided air medical transportation services in the St. Louis metropolitan area and surrounding communities since 1987. Following the acquisition of RMH in October 2002, its CBM operations, also called LifeNet, were incorporated into the Company's CBM division. The division operates 51 helicopters and three fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 14 states, with concentrations in California, Arizona, the Midwest, and the Southeast. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

Mercy Air also provides air medical services in the Santa Barbara, California, community under a joint venture agreement which calls for Mercy Air to provide medical staffing, dispatch, and medical billing and collection and to share equally in the net operating results of the venture with its partner.

In 2002 the Company opened one new CBM location in the Los Angeles metropolitan area and one in the St. Louis region.

Hospital-Based Model

The Company's HBM provides hospital clients with helicopters and airplanes which are generally based at hospitals and are equipped with medical interiors approved by the Federal Aviation Administration (FAA). The Company's responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. Under the typical operating agreement with a hospital, the Company earns approximately 65% of its revenue from a fixed monthly fee and 35% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in hull and liability insurance premiums. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

In 2002, the Company expanded operations for a fixed wing customer in Oregon with the addition of a third aircraft and began operations under new contracts in Miami, Florida, and Farmington, New Mexico. The HBM operations of RMH are being integrated into the division following the acquisition on October 16, 2002.

The Company performs non-destructive component testing, engine repair, and component overhaul at its headquarters in metropolitan Denver, Colorado, and at the former RMH headquarters in Provo, Utah. The Company is a Customer Service Facility for Bell Helicopter, Inc. (Bell) and an FAA-Certified Repair Station authorized to perform airframe, avionics, and limited engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors.

The Company operates some of its HBM contracts under the service mark AIR LIFE(R). The air medical transportation industry identifies the service mark with the Company's high quality customer support and standard of service.

Products Division

The Company's Products Division manufactures modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. The key features of the modular medical and multi-mission interiors are flexibility of configuration for multiple transport needs and simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the division to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals (PMA's) and maintains ISO9001: 1994 (Quality Systems) and EN46001 (Medical Devices) certifications. ISO9001 is a general quality management standard while the second certification relates to specific standards for the Medical Device industry.

Development of the modular medical interior has enabled the division to produce components individually for a variety of airframes. The Company maintains patents covering several products, including the Multi-Functional Floor, Articulating Patient Loading System, and Modular Equipment Frame, all of which were developed as part of the modular interior. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

In 2002 the Company completed the development of a litter system for the U.S. Army's Medical Evacuation Vehicle (MEV) and received a contract for the production of 42 units to be delivered in 2002 and 2003. The Company also completed production of five HH60L Multi-Mission Medevac Systems for the U.S. Army. During 2002 the division installed components of its modular or multi-mission interiors for six commercial customers, in addition to completing the refurbishment of two aircraft interiors and various other projects for the Company's HBM and CBM operations. Subsequent to the acquisition of RMH in October 2002, the Products Division began the process of integrating the aircraft interior completion operations conducted in Provo, Utah, and Greenville, South Carolina. The majority of RMH's interior completion work prior to the acquisition, including the development of a medical interior for the EC130 helicopter, was in support of its own fleet of aircraft.

COMPETITION

Competition in the air medical transportation industry comes primarily from three national operators: Corporate Jets, Inc.; OmniFlight, Inc.; and Petroleum Helicopters, Inc. The CBM also faces competition from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition for HBM operations as many healthcare organizations continue to move toward consolidation and strict cost containment, reflecting uncertainty concerning the future structure of healthcare providers and reimbursement. The Company believes that its competitive strengths center on the quality of its customer service and the medical capability of the aircraft it deploys, as well as its ability to tailor the service delivery model to a hospital's or community's specific needs.

The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one in Europe. Competition is based mainly on product features, performance, price, and weight. The Company believes that it has demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS IN PROCESS

As of December 31, 2002, the Company was completing the production of 42 MEV units for the U.S. Army, with delivery of the remaining units scheduled for the first and second quarters of 2003, and had received contracts to begin production of two modular medical interiors for two commercial customers. Remaining revenue for all contracts in process as of December 31, 2002, is estimated at $940,000. As of December 31, 2001, the revenue remaining to be recognized on medical interiors and other products in process was $1.3 million.

EMPLOYEES

As of December 31, 2002, the Company retained 1,343 full time and 165 part time employees, comprised of 530 pilots; 317 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 394 flight nurses and paramedics; and 268 business and administrative personnel. The Company's pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

The Company's employees are not covered by any collective bargaining agreements and management believes that its relations with employees are satisfactory. The Company provides salary and benefits packages competitive with those offered by other providers of air medical services based on the individual qualifications of employees.

GOVERNMENT REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by the Company are subject to FAA certification. Air Methods, Mercy Air, ARCH, and RMH each hold a Part 135 Air Carrier Certificate and a Part 145 Repair Station Certificate from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2002, the Company was aware of one foreign person who holds approximately 7.3% of outstanding Common Stock.

ITEM 2.   PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 77,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease expires in August 2006 and the approximate annual rent is $678,000. Mercy Air's headquarters consist of approximately 19,000 square feet of office and hangar space owned by the Company in Rialto, California. Under a ground lease which expires in May 2007, the Company pays minimal rent for the land at the airport where the facilities are located. ARCH's headquarters consist of approximately 11,500 square feet of office and hangar space owned by the Company in St. Louis, Missouri. RMH's headquarters consist of approximately 51,200 square feet of office and hangar space owned by the Company in Provo, Utah. The Company also owns and leases various properties for depot level maintenance and administration purposes. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT AND PARTS

As of December 31, 2002, the Company managed and operated a fleet of 157 aircraft, consisting of 141 helicopters and 16 airplanes, for its HBM and CBM operations. Of these aircraft, the Company owns 66 helicopters and two airplanes and leases 59 helicopters and 4 airplanes. The Company operates 16 helicopters and 10 airplanes owned by client hospitals and other third parties in connection with existing air medical contracts. The composition of the Company's owned and leased fleet as of December 31, 2002, is as follows (dollar amounts in thousands):

                           COMPANY OWNED AIRCRAFT (1)

Type                        Number  Total Cost   Net Book Value
----------------------------------------------------------------

Helicopters:
  Bell 206                       5  $     4,832  $         2,518
  Bell 222                      13       26,639           15,530
  Bell 407                       5        9,554            8,360
  Bell 412                       4       12,898            7,291
  BO 105                         2        1,406            1,392
  AS 350                        17       14,474           14,328
  AS 355                         1          935              925
  EC 130                         1        1,551            1,551
  BK 117                        18       36,892           32,888
                            ------------------------------------
                                66      109,181           84,783
                            ------------------------------------

Airplanes:
 King Air E 90                   1          594              579
 King Air B 200                  1        1,384            1,359
                            ------------------------------------
                                 2        1,978            1,938
                            ------------------------------------

TOTALS                          68  $   111,159  $        86,721
                            ====================================


                                   COMPANY LEASED AIRCRAFT

                                               Average
                                              Remaining       Total Rents     Remaining
Type                          Number        Term in Years   Over Lease Life   Payments
                         -----------------  --------------  ----------------  ---------

Helicopters:
  Bell 222                               5               7  $          6,169  $   4,533
  Bell 407                               7               7            13,666      9,688
  Bell 412                               1               7             2,463      1,580
  MD902                                  2               9             7,613      6,874
  BO 105                                 3               9             2,141      1,799
  AS 350                                15               7            20,919     15,534
  EC 135                                 1              10             2,428      2,368
  EC 130                                 2              10             4,052      3,782
  BK 117                                23               8            42,513     35,185
                         -----------------                  ---------------------------
                                        59                           101,964     81,343
                         -----------------                  ---------------------------
Airplanes:
  King Air B100                          2               7             1,523      1,104
  Pilatus PC-12                          2               8             5,714      4,363
                         -----------------                  ---------------------------
                                         4                             7,237      5,467
                         -----------------                  ---------------------------
TOTALS                                  63                  $        109,201  $  86,810
                         =================                  ===========================

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

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

                             YEAR ENDED DECEMBER 31, 2002
                             ----------------------------

            Common Stock                                      High        Low
            ------------------------------------------------------------------

            First Quarter . . . . . . . . . . . . . . .     $ 7.85      $ 6.04
            Second Quarter. . . . . . . . . . . . . . .      11.64        7.00
            Third Quarter . . . . . . . . . . . . . . .       8.76        5.23
            Fourth Quarter. . . . . . . . . . . . . . .       7.14        5.25


                             YEAR ENDED DECEMBER 31, 2001
                             ----------------------------

            Common Stock                                      High        Low
            ------------------------------------------------------------------

            First Quarter . . . . . . . . . . . . . . .     $ 4.00      $ 3.00
            Second Quarter. . . . . . . . . . . . . . .       4.00        3.03
            Third Quarter . . . . . . . . . . . . . . .       4.91        3.96
            Fourth Quarter . . . . . . . . . . . . . . .      6.23        4.40

As of March 21, 2003, there were approximately 315 holders of record of the Company's common stock. The Company estimates that it has approximately 3,900 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and its subsidiaries which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue, expenses, assets, and long-term liabilities as of and for the year ended December 31, 2002, increased in part as a result of the acquisition of RMH. Revenue for the years ended December 31, 2001 and 2000, increased in part as a result of the acquisition of ARCH. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in Item 7 of this report.


                              SELECTED FINANCIAL DATA OF THE COMPANY
                     (Amounts in thousands except share and per share amounts)

                                                             Year Ended December 31,
                                                             -----------------------
                                             2002         2001        2000        1999        1998
                                          -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                   $  130,668      92,096      75,293      57,258      48,699
Operating expenses:
  Operating                                  106,771      74,597      61,393      45,634      40,242
  General and administrative                  12,744       9,781       7,854       6,508       6,240
Other income (expense), net                   (2,694)     (1,770)     (1,889)     (1,926)     (1,960)
                                          -----------------------------------------------------------

Income before income taxes                     8,459       5,948       4,157       3,190         257
Income tax benefit (expense)                  (3,299)        615           -         255           -
                                          -----------------------------------------------------------

Net income                                $    5,160       6,563       4,157       3,445         257
                                          ===========================================================

Basic income per common share             $      .56         .78         .50         .42         .03
                                          ===========================================================

Diluted income per common share           $      .54         .76         .49         .42         .03
                                          ===========================================================

Weighted average number of shares
  of Common Stock outstanding - basic      9,184,421   8,421,671   8,334,445   8,219,601   8,202,668
                                          ===========================================================

Weighted average number of shares
  of Common Stock outstanding - diluted    9,478,502   8,659,302   8,559,389   8,222,187   8,449,904
                                          ===========================================================


                                                             Year Ended December 31,
                                          -----------------------------------------------------------
                                             2002         2001        2000        1999        1998
                                          -----------------------------------------------------------
BALANCE SHEET DATA:
Total assets                              $   196,396      85,557      75,250      62,716      60,776
Long-term liabilities                         115,225      34,210      29,885      27,003      28,140
Stockholders' equity                           46,218      36,543      29,416      25,140      21,671

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning possible or assumed future results of the Company; size, structure and growth of the Company's air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume of CBM operations; successful integration of RMH; and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's Quarterly reports on Form 10-Q. The Company undertakes no obligation to update any forward-looking statements.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared to 2001

The Company reported net income of $5,160,000 and income before income taxes of $8,459,000 for the year ended December 31, 2002, compared to $6,563,000 and $5,948,000, respectively, for the year ended December 31, 2001.

Flight revenue increased $41,246,000, or 50.1%, from $82,288,000 for the year ended December 31, 2001, to $123,534,000 for the year ended December 31, 2002. Flight revenue is generated by both HBM and CBM operations and is recorded net of contractual allowances under agreements with third-party payers.

- CBM - Flight revenue increased $26,713,000, or 58.8%, to $72,121,000 for the following reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH CBM operations totaled $14,750,000 from the acquisition date through December 31, 2002.
     - Revenue of $3,647,000 from the addition of one new base in the Los Angeles metropolitan area and one in the St. Louis region during 2002.
     - Purchase of the operating rights of another air ambulance service provider in the Las Vegas metropolitan area in December 2001, resulting in the expansion of operations to a third base in the region. Transport volume for all CBM operations in the Las Vegas region increased 105.4% in 2002 compared to 2001.
     - Average price increase of approximately 10% for all CBM operations effective November 1, 2002.
     - Excluding the impact of the RMH acquisition and the addition of the new bases discussed above, total flight volume for all CBM operations remained relatively unchanged from 2001 to 2002.
- HBM - Flight revenue increased $14,532,000, or 39.4%, to $51,414,000 for the following reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH HBM operations totaled $8,946,000 from the acquisition date through December 31, 2002.
     - Revenue of approximately $3,182,000 generated by the addition of three new contracts in August 2001, April 2002, and August 2002.
     - Annual price increases in the majority of contracts based on changes in hull insurance rates and in the Consumer Price Index.
     - Increase of 7.0% in flight volume for all contracts excluding RMH contracts and the three new contracts discussed above.

Sales of medical interiors and products decreased $1,859,000, or 24.3%, from $7,655,000 for the year ended December 31, 2001, to $5,796,000 for the year ended December 31, 2002. Significant projects in 2002 included the completion of five HH-60L Multi-Mission Medevac Systems and development of the MEV litter system, both for the U.S. Army, and the manufacture of medical interiors or modular interior components for six commercial customers. Revenue by product line for the year ended December 31, 2002, was as follows:
-     $2,452,000  -  manufacture  and installation of modular, medical interiors
-     $808,000  -  manufacture  of  multi-mission  interiors

- $2,536,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer, medical interiors or modular interior components for ten commercial customers, and five HH-60L Multi-Mission Medevac Systems for the U.S. Army. Revenue by product line for the year ended December 31, 2001, was as follows:
-    $3,766,000  -  manufacture  and  installation of modular, medical interiors
-    $3,578,000  -  manufacture  of  multi-mission  interiors
- $311,000 - design and manufacture of other aerospace and medical transport products

Cost of medical interiors and products decreased by 23.0% for the year ended December 31, 2002, as compared to the previous year, reflecting the change in sales volume over the same period.

Parts and maintenance sales and services decreased 34.5% for the year ended December 31, 2002, compared to the prior year. Parts sales in 2001 included $183,000 for the sale of an autopilot system to an HBM customer. In addition, in the third quarter of 2002, the Company discontinued the aircraft parts sales operation managed by Mercy Air in southern California. Cost of parts and maintenance sales and services for the year decreased proportionately.

In the year ended December 31, 2001, the Company recognized a gain of $110,000 on the sale of a fixed wing aircraft which was no longer utilized in the fleet.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 51.9% to $42,958,000 for the year ended December 31, 2002, compared to 2001. Changes by business segment are as follows:
- CBM - Flight center costs increased $8,955,000, or 63.3%, to $23,094,000 for the following reasons:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH CBM operations totaled approximately $5,108,000 from the acquisition date through December 31, 2002.
     - Approximately $2,344,000 for the addition of personnel to staff new base locations described above.
     - Increase in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased $5,715,000, or 40.4%, to $19,864,000 primarily due to the following:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH HBM operations totaled approximately $2,964,000 from the acquisition date through December 31, 2002.
     - Approximately $1,538,000 for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 47.2% for the year ended December 31, 2002, in comparison to the year ended December 31, 2001. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
     - Acquisition of RMH in October 2002. Expenses for the RMH fleet totaled $4,317,000 from the acquisition date through December 31, 2002.
     - Addition of four helicopters for CBM operations during 2002, resulting in an increase of approximately $1,020,000 in aircraft operating expenses.
     - Addition of four fixed wing aircraft for HBM operations during the third quarter of 2001 and four helicopters and two fixed wing aircraft during 2002, resulting in an increase of approximately $1,611,000.
     - Increase in the standard cost for overhaul of BK117 helicopter transmissions by the equipment manufacturer.
     - Hull and liability insurance rate increases of approximately 8% effective July 2001 and 20% effective July 2002, due to overall insurance market conditions.

Aircraft rental expense increased 63.7% for the year ended December 31, 2002, in comparison to the year ended December 31, 2002. Expense for 37 RMH aircraft under operating leases totaled $1,185,000 from the acquisition date through December 31, 2002. Rental expense related to seven other leased aircraft added to the Company's fleet during 2002 totaled $1,645,000. The increase for new aircraft was offset in part during 2002 by the discontinuation of a short-term lease for an aircraft used in the Company's backup fleet during 2001.

Depreciation and amortization expense increased 27.8% for the year ended December 31, 2002. Depreciation related to assets added as part of the RMH acquisition totaled $983,000 from the date of the acquisition through December 31, 2002. The year ended December 31, 2002, included $503,000 of amortization on a non-compete agreement related to the purchase of the operating rights of another air ambulance provider in the Las Vegas region in December 2001. Expenses in 2001 included $188,000 of goodwill amortization compared to none in 2002, in accordance with the adoption of Statement 142 effective January 1, 2002.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The Company responds to calls for air medical transport without pre-screening the creditworthiness of the patient. Bad debt expense increased 60.4% for the year ended December 31, 2002, compared to 2001, due primarily to the acquisition of RMH and the increase in flight volume for CBM operations. Bad debt related to RMH CBM operations totaled $4,829,000 from the date of acquisition through December 31, 2002. Excluding the impact of the RMH transaction, bad debt as a percentage of related net flight revenue decreased from 21.4% in 2001 to 18.7% in 2002. The collection rate achieved in 2002 is consistent with historical collection rates for CBM operations prior to 2001. The Company believes the decrease in the collection rate in 2001 was due to general recessionary trends in the economy. Bad debt expense related to HBM operations and Products Division was not significant in either 2002 or 2001.

General and administrative expenses increased 30.3% for the year ended December 31, 2002, compared to the year ended December 31, 2001, reflecting the impact of the RMH transaction. General and administrative expenses include accounting and finance, human resources, aviation management, and pilot training. The number of personnel in each area increased by approximately 50% to manage the expanded operations with the acquisition of RMH and the growth outlined above in the discussion of flight revenue.

The Company recorded income tax expense of $3,299,000 at an effective rate of 39% in the year ended December 31, 2002, and a tax benefit of $615,000 in 2001. In 2000 and 2001, the Company had taxable earnings for consecutive tax years for the first time in its history. Based on the expected trend in taxable earnings, the majority of the valuation allowance against deferred tax assets was reversed in 2001. As of December 31, 2002, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

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

Sales of medical interiors and products increased $1,155,000, or 17.8%, from $6,500,000 for the year ended December 31, 2000, to $7,655,000 for the year ended December 31, 2001. Significant projects in 2001 included manufacture of two Multi-Mission Medevac Systems for a public service customer, medical interiors or multi-functional interior components for ten commercial customers, and five HH-60L Multi-Mission Medevac Systems for the U.S. Army. Revenue by product line for the year ended December 31, 2001, was as follows:
-    $3,766,000  -  manufacture  and  installation of modular, medical interiors
-    $3,578,000  -  manufacture  of  multi-mission  interiors
- $311,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2000 included completion of six HH-60L Multi-Mission Medevac Systems for the U.S. Army and design work on SCITS for the U.S. Air Force, as well as manufacture of medical interiors or multi-functional interior components for eight commercial customers. Revenue by product line for the year ended December 31, 2000, was as follows:
-    $3,238,000  -  manufacture  and  installation of modular, medical interiors
-    $2,308,000  -  manufacture  of  multi-mission  interiors
- $954,000 - design and manufacture of other aerospace and medical transport products

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

Flight center costs increased 24.5% to $28,288,000 for the year ended December 31, 2001, compared to 2000. Changes by business segment are as follows:
- CBM - Flight center costs increased 35.6% to $14,139,000 for the following reasons:
     - Acquisition of ARCH in April 2000. Flight center costs related to ARCH for the year ended December 31, 2001, totaled $5,695,000, compared to $3,675,000 from the acquisition date through December 31, 2000. ARCH also added personnel to staff the new base opened in 2001.
     - Addition of personnel to staff one base location opened during the second quarter of 2000 and one during the second quarter of 2001.
     - Increases in supplemental contributions to the employee defined contribution retirement plan effective July 2000 and January 2001.
          Contributions increased 0.5% of salaries effective July 2000 and an additional 0.5% effective January 2001.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased 15.2% to $14,149,000 primarily due to the following:
     -    Addition of personnel to staff the new base locations described above.
     - Increases in supplemental contributions to the employee defined contribution retirement plan as described above.
     - Increase of approximately 21% in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 14.7% for the year ended December 31, 2001, in comparison to the year ended December 31, 2000, due to the following:
     - Acquisition of ARCH in April 2000. Expenses for the ARCH fleet totaled $3,474,000 for the year ended December 31, 2001, compared to $2,203,000 from the acquisition date through December 31, 2000.
     - Addition of five fixed wing aircraft and two Bell 407 helicopters for HBM operations during 2001.
     - Increase in on-condition costs for maintenance on the Company's Bell 407 fleet as four aircraft were subject to a 2500-hour airframe inspection during the year compared to only one in the prior year.
     - Increase of approximately 8% in hull and liability insurance rates effective July 2001, due to overall insurance market conditions.
     - Increase of approximately $26,000 per month in insurance premiums for war risk coverage effective October 1, 2001, as a result of the events surrounding September 11, 2001.

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

Bad debt expense increased 45.1% for the year ended December 31, 2001, compared to 2000, due primarily to the increase in flight revenue for CBM operations. The year ended December 31, 2001, included $3,740,000 for bad debt related to ARCH operations compared to $2,784,000 recorded from the acquisition date through December 31, 2000. For CBM operations in California and Nevada, bad debt as a percentage of related net flight revenue increased from 19.9% in 2000 to 21.3% in 2001, while decreasing from 24.0% to 19.2% for CBM operations in Missouri and Illinois over the same period. The Company believes the decrease in the collection rate for western CBM operations is due to general recessionary trends in the economy. The improvement in the collection rate for eastern CBM operations is due to stronger collections than originally anticipated at the acquisition of ARCH in April 2000. Bad debt expense related to HBM operations and Products Division was not significant in either 2001 or 2000.

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

The Company recognized a tax benefit of $615,000 in 2001 and no tax expense or benefit in 2000 primarily due to recognition of deferred tax assets for which a valuation allowance had previously been provided. Based on the expected trend in taxable earnings, the majority of the valuation allowance against deferred tax assets was reversed in 2001. As of December 31, 2001, a valuation allowance had been provided for net operating loss carryforwards which were not expected to be realized prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $28,575,000 as of December 31, 2002, compared to $15,315,000 at December 31, 2001. The change in working capital position is primarily attributable to the acquisition of RMH in October 2002 and to an increase in receivables consistent with increased revenue for CBM and HBM divisions.

The Company had cash and cash equivalents of $1,410,000 as of December 31, 2002, compared to $2,838,000 at December 31, 2001. Cash generated by operations increased to $11,320,000 in 2002 from $6,702,000 in 2001 primarily due to the acquisition of RMH and to improved pre-tax profitability for the reasons discussed above in Results of Operations. Significant uses of cash in 2002 included an increase in receivables, net of bad debt expense, described above. The balance of accrued overhaul and parts replacement costs grew during 2002 due to the increased level of flight volume for both CBM and HBM operations. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled.

Cash used for investing activities totaled $39,144,000 in 2002, compared to $3,902,000 in 2001, reflecting the impact of the RMH acquisition. Other equipment acquisitions in 2002 consisted primarily of rotable equipment, medical interior and avionics installations, and upgrades for existing equipment. Significant acquisitions during 2001 included rotable equipment to replace fully depreciated items and upgrades to existing avionics equipment and aircraft interiors.

Financing activities generated $26,396,000 in 2002, compared to using $4,069,000 in 2001. Primary uses of cash in both years consisted of payments for long-term debt and capital lease obligations and purchases of common stock into treasury. The Company used proceeds from new note agreements originated in 2002 primarily to finance the acquisition of RMH and to pay off existing debt with a higher interest rate. Proceeds from the issuance of common stock increased in 2002 compared to 2001 primarily due to the higher stock price during the year, resulting in an increased number of stock option exercises.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt are due as follows:
     -    $1,474,000  in  2004
     -    $15,997,000  in  2006
     -    $24,588,000  in  2007
     -    $5,365,000  in  2008
     -    $1,918,000  in  2009

The following table outlines the Company's obligations for payments under its capital leases, debt obligations, and operating leases for the years ended December 31 (amounts in thousands).

                      Capital Leases
            --------------------------------
             Minimum
              Lease     Less:    Net Present  Long-term  Operating     Total
            Payments   Interest     Value       Debt      Leases    Obligations
            -------------------------------------------------------------------
2003        $     952       215          737      5,604     12,515       18,856
2004            3,074       168        2,906      6,755     12,359       22,020
2005              227         7          220      5,901     12,219       18,340
2006               17         2           15     20,842     11,692       32,549
2007                9        --            9     27,264     10,994       38,267
Thereafter         --        --           --     16,485     32,122       48,607
            -------------------------------------------------------------------
Total       $   4,279       392        3,887     82,851     91,901      178,639
            ===================================================================


The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2002, the undiscounted maximum amount of potential future payments under the guarantees is $4,156,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

Senior Revolving Credit Facility

In October 2002, the Company entered into a $35 million senior revolving credit facility with certain lenders to finance a portion of the purchase price and related closing costs for the RMH acquisition and to provide working capital and letter of credit availability for future activities of the Company. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. The facility matures October 16, 2006 but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 2% if the termination occurs prior to October 16, 2004.

Indebtedness under the credit facility will bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC plus an applicable margin ranging from 0 to 0.75% or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. As of December 31, 2002, the weighted average interest rate on the outstanding balance against the line was 4.02%. The amount of borrowings permitted under the credit facility is based on a borrowing base comprised of
(i) 75% of accounts receivable from Medicare, Medicaid, insurance companies and community-based payers and 85% of other accounts receivable, and (ii) the lesser of (A) 60% of inventory valued at the lower of cost or market, (B) 85% of inventory valued at liquidation value, or (C) $15 million. At December 31, 2002, approximately $29,843,000 was available under the credit facility, and $12,554,000 was drawn against the line.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants, under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility. As of December 31, 2002, the Company was in compliance with the covenants.

Subordinated Debt

On October 16, 2002, the Company issued $23 million in subordinated notes to Prudential Capital Partners, L.P. and Prudential Capital Partners Management Fund, L.P. (together, the Subordinated Lenders) to finance the acquisition of RMH. The notes are unsecured and provide for quarterly payment of interest only at 12% per annum, with all principal due October 16, 2007. With certain exceptions as defined in the notes, the notes may not be prepaid until July 1, 2004, and prepayments after July 1, 2004, will be at a declining premium.

The purchase agreement entered into in connection with the notes contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make certain loans, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, sell or discount receivables, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the purchase agreement. As of December 31, 2002, the Company was in compliance with the covenants.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants, under the notes and related purchase agreement or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to file and keep effective a registration statement relating to the warrants issued to the Subordinated Lenders; and a change of control in the Company.

Other Notes

In June 2002 the Company originated a $1,290,000 note payable with interest at 6.7% to finance the buyout of an aircraft previously under an operating lease. The note is collateralized by a Bell 407 helicopter. In October 2002 the Company entered into a $7,670,000 note payable with interest at 6.60% to pay off existing indebtedness. The note is collateralized by a Bell 412 helicopter and five Bell 222 helicopters.

As of December 31, 2002, the Company held unencumbered aircraft with a net book value of $7.0 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company also has $17,289,000 unused capacity on its senior revolving credit facility. The Company believes that these borrowing resources, coupled with continued favorable results of operations, will allow the Company to meet its obligations in the coming year.

OUTLOOK FOR 2003

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based Model

The Company opened CBM operations at new locations in Alabama and Illinois during the first quarter of 2003. CBM flight volume during 2003 at all other locations is expected to be consistent with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based Model

Four hospital contracts are due for renewal in 2003. The Company expects 2003 flight activity for current hospital contracts to remain consistent with historical levels attained by the Company and RMH.

Products Division

As of December 31, 2002, the Company was completing the production of 42 MEV units for the U.S. Army, with delivery of the remaining units scheduled for the first and second quarters of 2003, and had received contracts to begin production of two modular medical interiors for two commercial customers. Remaining revenue for all contracts in process as of December 31, 2002, is estimated at $940,000. In the first quarter of 2003, the Company was also awarded new contracts valued at approximately $1,210,000 to manufacture modular medical interiors for three additional aircraft. Work on these contracts is expected to continue throughout 2003.

The Company expects to be awarded a contract for 11 HH-60L Multi-Mission Medevac Systems during 2003, with delivery to be completed in 2004. The current U.S. Army Aviation Modernization Plan defines a requirement for 357 units in total over 20 years beginning in 1996. The Company also expects to receive a contract for 15 additional MEV litter systems in 2003, with delivery to be completed in 2004. The U.S. Army has defined a requirement for a total of 121 units over 4 years, beginning with the units produced in 2002. There is no assurance that the current contract option for either program will be exercised or orders for additional units will be received in 2003 or in future periods.

All Segments

There can be no assurance that the Company will successfully integrate RMH operations into its three divisions or continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or maintain flight volume for CBM operations. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout 2003. The Company also has approximately $17,289,000 in borrowing capacity available under the revolving credit facility as of December 31, 2002.


RISK FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2003" and those described below.

     - RMH integration - On October 16, 2002, the Company acquired RMH, one of its competitors, effectively doubling the size of its operations. While RMH is engaged in the same lines of business as Air Methods, it has operated in different geographic areas and under different procedures and protocols. Although most of RMH's employees will continue as employees of the Company, few of its management level employees have remained with the Company. As with any large acquisition, a significant effort is required to assimilate the operations, financial and accounting practices, and MIS systems, and to integrate key personnel from the acquired business. This acquisition may cause disruptions in Company operations and divert management's attention from day-to-day operations. The Company may not realize the anticipated benefits of this acquisition, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and the Company's stock price may decrease if the financial markets consider the acquisition to be inappropriately priced.

     - Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $112 million of indebtedness, of which approximately $89.3 million was outstanding at December 31, 2002. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

     - Restrictive debt covenants - The subordinated notes and senior credit facility, into which the Company entered to finance the acquisition of RMH, both contain restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These restrictions will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreements or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the subordinated notes and the senior credit facility.

     - Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 20% of the Company's operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

     - Collection rates - The Company responds to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company's bad debt expense.

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

     - Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospitals customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 40% of any increases in hull and liability insurance may be passed through to the Company's customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's relationship with such hospitals and operating results.

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

     - Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of December 31, 2002, the Company was aware of one foreign person who holds approximately 7.3% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

     - Department of Defense funding - Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

     - Shareholder dilution - As of December 31, 2002, there were outstanding stock options to purchase approximately 666,037 shares of common stock and outstanding warrants to purchase 593,224 shares of common stock. To the extent that the outstanding stock options or warrants are exercised, dilution to the interest of common stockholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when any needed capital may be able to be obtained on terms more favorable than those provided in the outstanding options.

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

Revenue Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required.

Revenue related to fixed fee medical interior and products contracts is recorded as costs are incurred using the percentage of completion method of accounting. The Company estimates the percentage of completion based on costs incurred to date as a percentage of an estimate of the total costs to complete the project. Certain products contracts provide for reimbursement of all costs plus an incremental amount. Revenue on these contracts is also recorded as costs are incurred. Losses on contracts in process are recognized when determined. If total costs to complete a project are greater or less than estimated, the gross margin on the project may be greater or less than originally recorded under the percentage of completion method.

Uncollectible Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. While bad debt expenses have historically been within expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same collection rates that it has in the past.

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

Aircraft Overhaul Costs

The Company uses the accrual method of accounting for major engine and airframe component overhauls and replacements. The cost of overhaul or replacement is estimated using published manufacturers' price lists, when available, or historical experience. This cost is accrued based on usage of the aircraft component over the period between overhauls or replacements as mandated by the parts manufacturer. If the cost of overhaul or replacement is greater or less than estimated by management, more or less aircraft operating costs may be recorded in the period in which the price increase becomes effective or in which the aircraft component is overhauled.

NEW ACCOUNTING STANDARDS

In April 2002 the FASB issued FASB Statement No. 145 (Statement 145), Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements, including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result the criteria in Opinion 30 will now be used to classify those gains and losses. The Company adopted Statement 145 in 2002 and the impact on its financial condition or results of operations was not material.

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

In December 2002, the FASB issued FASB Statement No. 148 (Statement 148), Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to adopt the fair value based method, and, therefore, does not expect adoption of this standard to have a material impact on it financial position or results of operations. The Company has adopted the expanded disclosure provisions of Statement 148 in the consolidated financial statements for the year ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded, and requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. The Company has adopted the disclosure requirements of the interpretation in its financial statements for the year ended December 31, 2002, and does not expect the adoption of Interpretation No. 45 to have a material impact on the Company's financial position or results of its operations.

In  January  2003,  the  FASB  issued  Interpretation  No.  46, Consolidation of
Variable Interest Entities. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 45 to variable interest entities created after January 31, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's financial position or results of its operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. As of December 31, 2002, the Company did not use financial instruments to any degree to manage these risk and did not hold or issue financial instruments for trading purposes. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, all of which have fixed interest rates, except the senior revolving credit facility. Based on the amounts outstanding at December 30, 2002, the annual impact of a 1% change in interest rates would be approximately $126,000. Interest rates on these instruments approximate current market rates as of December 31, 2002.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

          PART  III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2003, for the Annual Meeting of Stockholders to be held June 11, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2003, for the Annual Meeting of Stockholders to be held June 11, 2003.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2003, for the Annual Meeting of Stockholders to be held June 11, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2003, for the Annual Meeting of Stockholders to be held June 11, 2003.

ITEM 14.   CONTROL AND PROCEDURES

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

                                    PART IV


ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)   Documents filed as part of the report:

          1. Financial Statements included in Item 8 of this report:

               Independent Auditors' Report
               Consolidated Balance Sheets, December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
                 December 31, 2002, 2001, and 2000
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2002, 2001, and 2000
               Notes to Consolidated Financial Statements

          2. Financial Statement Schedules included in Item 8 of this report:

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001, and 2000

               All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.   Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBITS
-------  -----------------------

2.1      Membership Interest Purchase Agreement, dated June 6, 2002, among Air Methods Corporation; Rocky
         Mountain Holdings, LLC; Rocky Mountain Holdings, Inc.; and AMC Helicopters, Inc.(7)

3.1      Certificate of Incorporation(1)

3.2      Amendments to Certificate of Incorporation(2)

3.3      By-Laws as Amended(6)

4.1      Specimen Stock Certificate(2)

4.2      Common Stock Purchase Warrant, dated October 16, 2002, between Air Methods Corporation and Prudential
         Capital Partners Management Fund, L.P.(7)

4.3      Common Stock Purchase Warrant, dated October 16, 2002, between Air Methods Corporation and Prudential
         Capital Partners, L.P.(7)

10.1     1995 Air Methods Corporation Employee Stock Option Plan(4)

10.2     Nonemployee Director Stock Option Plan, as amended(5)

10.3     Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993(3)

10.4     Employment Agreement, dated June 1, 1994, between the Company and George Belsey(6)

10.5     Employment Agreement dated July 10, 1995, between the Company and Aaron D. Todd(8)

10.6     Employment Agreement dated April 1, 2000, between the Company and Neil Hughes(9)

10.7     Revolving Credit and Security Agreement, dated October 16, 2002, among Air Methods Corporation; Rocky
         Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; and PNC Bank N.A.(7)

10.8     Securities Purchase Agreement, dated October 16, 2002, between Air Methods Corporation; Rocky
         Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; Prudential Capital
         Partners, L.P.; and Prudential Capital Partners Management Fund, L.P.(7)

10.9     Stockholders' Agreement by and between Air Methods Corporation, Prudential Capital Partners, L.P.; and
         Prudential Capital Partners Management Fund, L.P.(7)

10.10    Senior Subordinated Note, dated October 16, 2002, between Air Methods Corporation; Rocky Mountain
         Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; and Prudential Capital Partners, L.P.(7)

10.11    Senior Subordinated Note, dated October 16, 2002, between Air Methods Corporation; Rocky Mountain
         Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; and Prudential Capital Partners
         Management Fund, L.P.(7)

21       Subsidiaries of Registrant

23       Consent of KPMG LLP

99.1     Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K


          Current Report on Form 8-K dated October 16, 2002, regarding the Company's acquisition of 100% of the membership interest of Rocky Mountain Holdings, L.L.C.
________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2002, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AIR METHODS CORPORATION


Date:     March 31, 2003             By: /s/ George W. Belsey
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


/s/ George W. Belsey             Chairman of the Board            March 31, 2003
---------------------------
George W. Belsey                 Chief Executive Officer

/s/ Aaron D. Todd                Chief Financial Officer          March 31, 2003
---------------------------
Aaron D. Todd                    Secretary and Treasurer

/s/ Sharon J. Keck               Chief Accounting Officer         March 31, 2003
---------------------------
Sharon J. Keck

/s/ Ralph J. Bernstein           Director                         March 31, 2003
---------------------------
Ralph J. Bernstein

/s/ Samuel H. Gray               Director                         March 31, 2003
---------------------------
Samuel H. Gray

/s/ Carl H. McNair, Jr.          Director                         March 31, 2003
---------------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller             Director                         March 31, 2003
---------------------------
Lowell D. Miller, Ph.D.

/s/ Donald R. Segner             Vice-Chairman of the Board       March 31, 2003
---------------------------
Donald R. Segner

/s/ Morad Tahbaz                 Director                         March 31, 2003
---------------------------
Morad Tahbaz

                SECTION 302 CHIEF EXECUTIVE OFFICER CERTIFICATION

     I,  George  W.  Belsey,  certify  that:

     1. I have reviewed this annual report on Form 10-K of Air Methods Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003


/s/ George W. Belsey
-----------------------
George W. Belsey
Chief Executive Officer

                SECTION 302 CHIEF FINANCIAL OFFICER CERTIFICATION

     I,     Aaron D. Todd, certify that:

     1. I have reviewed this annual report on Form 10-K of Air Methods Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Aaron D. Todd
-----------------------
Aaron D. Todd
Chief Financial Officer

AIR METHODS CORPORATION
AND SUBSIDIARIES



                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

Independent Auditors' Report                                                 F-1

Consolidated Financial Statements
---------------------------------

     CONSOLIDATED BALANCE SHEETS,
     December 31, 2002 and 2001                                              F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Years Ended December 31, 2002, 2001, and 2000                           F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Years Ended December 31, 2002, 2001, and 2000                           F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Years Ended December 31, 2002, 2001, and 2000                           F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     December 31, 2002 and 2001                                              F-9


Schedules
---------

     II - VALUATION AND QUALIFYING ACCOUNTS
     Years Ended December 31, 2002, 2001, and 2000                          F-30




All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company implemented Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


                                                        KPMG  LLP



Denver, Colorado
March 12, 2003

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------

                                                                      2002       2001
                                                                    ---------  ---------
ASSETS
------

Current assets:
  Cash and cash equivalents                                         $  1,410      2,838
  Current installments of notes receivable (note 4)                       45        120
  Receivables:
    Trade (notes 5)                                                   54,814     22,555
    Less allowance for doubtful accounts                             (16,996)    (5,673)
                                                                    ---------  ---------
                                                                      37,818     16,882

    Insurance proceeds                                                   256        471
    Other                                                              4,243        851
                                                                    ---------  ---------
                                                                      42,317     18,204

  Inventories (note 5)                                                12,003      3,427
  Work-in-process on medical interior and products contracts             203        253
  Assets held for sale                                                 3,242         --
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (note 3)                                    703        797
  Deferred tax asset (note 9)                                          1,684      3,397
  Prepaid expenses and other current assets                            1,921      1,083
                                                                    ---------  ---------

      Total current assets                                            63,528     30,119
                                                                    ---------  ---------

Property and equipment (notes 5 and 6):
  Land                                                                   190         --
  Flight and ground support equipment                                145,715     71,392
  Buildings and office equipment                                       8,951      5,841
                                                                    ---------  ---------
                                                                     154,856     77,233
  Less accumulated depreciation and amortization                     (36,551)   (30,561)
                                                                    ---------  ---------

    Net property and equipment                                       118,305     46,672

Goodwill (note 2)                                                      4,291      2,974
Notes receivable, less current installments (note 4)                     124        472
Other assets, net of accumulated amortization of $720 and $447 at
  December 31, 2002 and 2001, respectively                            10,148      5,320
                                                                    ---------  ---------

      Total assets                                                  $196,396   $ 85,557
                                                                    =========  =========

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------

                                                                                    2002       2001
                                                                                  ---------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                                                   $  2,604        --
  Current installments of long-term debt (note 5)                                    5,604     3,737
  Current installments of obligations under capital leases (note 6)                    737       351
  Accounts payable                                                                   4,846     1,925
  Accrued overhaul and parts replacement costs                                       8,657     3,407
  Deferred revenue                                                                   1,258     1,158
  Billings in excess of costs and estimated earnings on uncompleted contracts
    (note 3)                                                                           530        --
  Accrued wages and compensated absences                                             5,417     2,037
  Other accrued liabilities                                                          5,300     2,189
                                                                                  ---------  --------

      Total current liabilities                                                     34,953    14,804

Long-term debt, less current installments (note 5)                                  77,247    17,335
Obligations under capital leases, less current installments (note 6)                 3,150     2,882
Accrued overhaul and parts replacement costs                                        25,871    10,377
Deferred income taxes (note 9)                                                       3,450     2,178
Other liabilities                                                                    5,507     1,438
                                                                                  ---------  --------

      Total liabilities                                                            150,178    49,014
                                                                                  ---------  --------

Stockholders' equity (note 7):
  Preferred stock, $1 par value. Authorized 5,000,000 shares,
    none issued                                                                         --        --

  Common stock, $.06 par value. Authorized 16,000,000 shares; issued  9,488,679
    and 8,619,026 shares at December 31, 2002 and 2001, respectively                   569       517
  Additional paid-in capital                                                        55,127    50,665
  Accumulated deficit                                                               (9,477)  (14,637)
  Treasury stock at par, 15,700 and 37,005 common shares at December 31, 2002
    and 2001, respectively                                                              (1)       (2)
                                                                                  ---------  --------

      Total stockholders' equity                                                    46,218    36,543
                                                                                  ---------  --------

Commitments and contingencies (notes 5, 6, 10, and 12)

      Total liabilities and stockholders' equity                                  $196,396    85,557
                                                                                  =========  ========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------

                                                                         Year Ended December 31
                                                                 ------------------------------------
                                                                    2002         2001         2000
                                                                 -----------  -----------  ----------
Revenue:
  Flight revenue (note 8)                                        $  123,534   $   82,288      67,192
  Sales of medical interiors and products                             5,796        7,655       6,500
  Parts and maintenance sales and services                            1,338        2,042       1,258
  Gain on disposition of assets, net                                     --          111         343
                                                                 -----------  -----------  ----------
                                                                    130,668       92,096      75,293
                                                                 -----------  -----------  ----------
Operating expenses:
  Flight centers                                                     42,958       28,288      22,713
  Aircraft operations                                                29,771       20,222      17,635
  Aircraft rental (note 6)                                            6,175        3,772       3,176
  Cost of medical interiors and products sold                         4,280        5,556       4,597
  Cost of parts and maintenance sales and services                    1,279        1,806       1,092
  Depreciation and amortization                                       6,695        5,239       5,485
  Bad debt expense                                                   15,586        9,714       6,695
  Loss on disposition of assets, net                                     27          ---         ---
  General and administrative                                         12,744        9,781       7,854
                                                                 -----------  -----------  ----------
                                                                    119,515       84,378      69,247
                                                                 -----------  -----------  ----------

      Operating income                                               11,153        7,718       6,046

Other income (expense):
  Interest expense                                                   (3,048)      (1,945)     (2,144)
  Interest and dividend income                                           31          100         185
  Loss on extinguishment of debt                                       (101)          --          --
  Other, net                                                            424           75          70
                                                                 -----------  -----------  ----------

Income before income taxes                                            8,459        5,948       4,157

Income tax benefit (expense) (note 9)                                (3,299)         615          --
                                                                 -----------  -----------  ----------

      Net income                                                 $    5,160   $    6,563       4,157
                                                                 ===========  ===========  ==========

      Basic income per common share (note 7)                     $      .56   $      .78         .50
                                                                 ===========  ===========  ==========

      Diluted income per common share (note 7)                   $      .54   $      .76         .49
                                                                 ===========  ===========  ==========

Weighted average number of common shares outstanding - basic      9,184,421    8,421,671   8,334,445
                                                                 ===========  ===========  ==========

Weighted average number of common shares outstanding - diluted    9,478,502    8,659,302   8,559,389
                                                                 ===========  ===========  ==========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

-----------------------------------------------------------------------------------------------------------------

                                                                                                          Total
                                           Common Stock         Treasury Stock   Additional               Stock-
                                       --------------------  -------------------  Paid-in   Accumulated  holders'
                                         Shares     Amount    Shares     Amount   Capital     Deficit     Equity
                                       ----------  --------  ---------  --------  --------  -----------  --------
BALANCES AT JANUARY 1, 2000            8,378,843   $   503    127,822   $    (8)   50,002      (25,357)   25,140

Issuance of common shares for options
  exercised and services rendered        705,672        42         --        --     2,457           --     2,499
Purchase of treasury shares                   --        --    573,754       (34)   (2,346)          --    (2,380)
Net income                                    --        --         --        --        --        4,157     4,157
                                       --------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2000          9,084,515       545    701,576       (42)   50,113      (21,200)   29,416

Issuance of common shares for options
  and warrants exercised and services
  rendered                               402,856        24         --        --     1,334           --     1,358
Tax benefit from exercise of stock
  options                                     --        --         --        --       227           --       227
Purchase of treasury shares                   --        --    203,774       (12)   (1,009)          --    (1,021)
Retirement of treasury shares           (868,345)      (52)  (868,345)       52        --           --        --
Net income                                    --        --         --        --        --        6,563     6,563
                                       --------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2001          8,619,026       517     37,005        (2)   50,665      (14,637)   36,543

Issuance of common shares for options
  and warrants exercised and services
  rendered                             1,041,752        62         --        --     5,580           --     5,642
Purchase of treasury shares                   --        --    150,794        (9)   (1,118)          --    (1,127)
Retirement of treasury shares           (172,099)      (10)  (172,099)       10        --           --        --
Net income                                    --        --         --        --        --        5,160     5,160

                                       --------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2002          9,488,679   $   569     15,700   $    (1)   55,127       (9,477)   46,218
                                       ==========================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------

                                                                                            Year Ended December 31
                                                                                        -----------------------------
                                                                                          2002       2001      2000
                                                                                        -----------------------------
Cash flows from operating activities:
  Net income                                                                            $  5,160     6,563     4,157
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                  6,695     5,239     5,485
    Bad debt expense                                                                      15,586     9,714     6,695
    Deferred income tax expense (benefit)                                                  2,985    (1,274)     (308)
    Common stock options and warrants issued for services                                     40        95        60
    Loss on extinguishment of debt                                                           101        --        --
    Loss (gain) on disposition of assets                                                      27      (111)     (343)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Increase in receivables                                                            (21,279)  (12,808)  (13,394)
      Decrease (increase) in inventories                                                     206      (285)       96
      Decrease (increase) in prepaid expenses and other current assets                       437       (59)       43
      Decrease (increase) in work-in-process on medical interior and products
        contracts and costs in excess of billings                                            176      (857)      751
      Increase (decrease) in accounts payable and other accrued liabilities               (2,023)      362     1,592
      Increase in accrued overhaul and parts replacement costs                             2,222       644       820
      Increase (decrease) in deferred revenue, billings in excess of costs, and other
       liabilities                                                                           987      (521)    1,473
                                                                                        -----------------------------

         Net cash provided by operating activities                                        11,320     6,702     7,127
                                                                                        -----------------------------


Cash flows from investing activities:
  Acquisition of net assets of Area Rescue Consortium of Hospitals and SkyLife
    Aviation, LLC                                                                             --        --    (2,367)
  Acquisition of net assets of Rocky Mountain Holdings, LLC (note 2)                     (32,127)       --        --
  Acquisition of property and equipment                                                   (5,017)   (4,106)   (3,248)
  Proceeds from disposition and sale of equipment and assets held for sale                   845       210     1,158
  Increase in notes receivable and other assets, net                                      (2,845)       (6)   (1,004)
                                                                                        -----------------------------

         Net cash used by investing activities                                           (39,144)   (3,902)   (5,461)
                                                                                        -----------------------------

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------

                                                             Year Ended December 31
                                                          ---------------------------
                                                            2002      2001     2000
                                                          ---------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                  $  3,131    1,263    2,439
  Payments for purchases of common stock                    (1,127)  (1,021)  (2,380)
  Net borrowings (payments) under lines of credit           12,554   (1,000)     300
  Proceeds from long-term debt                              30,670    2,700    3,794
  Payments of long-term debt                               (18,495)  (5,678)  (3,597)
  Payments of capital lease obligations                       (337)    (333)    (357)
                                                          ---------------------------

        Net cash provided (used) by financing activities    26,396   (4,069)     199
                                                          ---------------------------

       Increase (decrease) in cash and cash equivalents     (1,428)  (1,269)   1,865

Cash and cash equivalents at beginning of year               2,838    4,107    2,242
                                                          ---------------------------

Cash and cash equivalents at end of year                  $  1,410    2,838    4,107
                                                          ===========================

Interest paid in cash during the year                     $  2,415    1,974    2,148
                                                          ===========================
Income taxes paid in cash during the year                 $  1,035      365      308
                                                          ===========================

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------

Non-cash investing and financing activities:

In the year ended December 31, 2002, the Company issued warrants to purchase 443,224 shares of common stock to various lenders in conjunction with the debt incurred to acquire Rocky Mountain Holdings, LLC (RMH). The fair value of $2,198 was recorded as a discount to the face value of the related notes payable.

In the year ended December 31, 2002, the Company issued warrants to purchase 100,000 shares of common stock to Americas Partners, a related party, for its services related to the acquisition of RMH. The fair value of $273 was recorded as a component of the cost of the RMH acquisition.

In the year ended December 31, 2002, the Company recognized a liability of $2,600 as additional consideration for the purchase of RMH. Payment of the consideration is based on the collection of certain receivables and is considered reasonably certain.

In the year ended December 31, 2002, the Company entered into a note payable totaling $1,290 to finance the buyout of a helicopter previously under an operating lease and into a capital lease obligation of $67 to finance the acquisition of communications equipment.

In the year ended December 31, 2002, the Company repossessed an aircraft previously sold to a former franchisee in Brazil. The $418 balance of the Company's investment in the aircraft, consisting primarily of a note receivable from the franchisee, was reclassified in the consolidated financial statements as an asset held for sale.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of aeromedical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. As more fully discussed in Note 2, in October
     2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH). RMH and Mercy Air Service, Inc. (Mercy Air), operate as wholly-owned subsidiaries of Air Methods, while ARCH Air Medical Service, Inc. (ARCH), operates as a wholly owned subsidiary of Mercy Air. All significant intercompany balances and transactions have been eliminated in consolidation. The Company holds a 50% ownership interest in a joint venture which is accounted for under the equity method.

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

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $141,000 and $1,225,000 at December 31, 2002 and 2001, respectively, consist of short-term money market funds.

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

     Property and Equipment

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

                Description                       Lives           Residual value
                -----------                       -----           --------------
     Buildings, including hangars                  40 years              10%
     Helicopters, including medical equipment  8 - 25 years         10 - 25%
     Ground support equipment and rotables     5 - 10 years          0 - 10%
     Furniture and office equipment            3 - 10 years              --

     Engine and Airframe Overhaul Costs

     The Company uses the accrual method of accounting for major engine and airframe component overhauls and replacements whereby the cost of the next overhaul or replacement is estimated and accrued based on usage of the aircraft component over the period between overhauls or replacements.

     Goodwill

     In June 2001 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement
     142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company adopted Statement 142 effective January 1, 2002. As required by Statement 142, the standard has not been retroactively applied to the results for the periods prior to adoption. In 2002, the Company recorded goodwill totaling $1,317,000 related to the acquisition of RMH and did not recognize any losses related to impairment of existing goodwill.

     The following table reconciles net income for the years ended December 31 to pro forma net income excluding the amortization of goodwill (amounts in thousands, except share and per share amounts).

                                                      Year Ended December 31
                                                         2001       2000
                                                      ----------------------
     Reported net income                              $    6,563       4,157
     Amortization of goodwill                                188         144
                                                     ----------------------
     Adjusted net income                              $    6,751       4,301
                                                      ======================

     Basic income per common share                    $      .80         .52
                                                      ======================
     Diluted income per common share                  $      .78         .50
                                                      ======================

     Weighted average number of common
       shares outstanding - basic                      8,421,671   8,334,445
                                                      ======================
     Weighted average number of common
       shares outstanding - diluted                    8,659,302   8,559,389
                                                      ======================

     Long-lived Assets

     The Company periodically reviews long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. No impairment has been recognized in the accompanying consolidated financial statements.

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2002, assets held for sale consisted of three aircraft. The Company's intention is to sell the three aircraft. Related debt is classified as short-term notes payable in the consolidated financial statements.

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

                                                          2002    2001    2000
                                                         ------  ------  ------
          Net income:
              As reported                                $5,160  $6,563  $4,157
              Pro forma                                   4,424   6,429   3,992

          Basic income per share:
              As reported                                $  .56  $  .78  $  .50
              Pro forma                                     .48     .76     .48

          Diluted income per share:
              As reported                                $  .54  $  .76  $  .49
              Pro forma                                     .42     .71     .45

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 0% for all years; expected volatility of 57%, 39%, and 59%; risk-free interest rates of 1.8%, 4.0%, and 5.2%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000, was $2.64, $1.46, and $1.74, respectively.

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

          Notes  receivable  and  long-term  debt:

          The Company believes that the overall effective interest rates on these instruments approximate fair value in the aggregate.

     New Accounting Pronouncements

     In April 2002 the FASB issued Statement No. 145 (Statement 145), Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements, including the rescission of Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income statement tax effect. As a result the criteria in Opinion 30 will now be used to classify those gains and losses. The Company adopted Statement 145 in 2002 and the impact on its financial condition or results of operations was not material.

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

     In December 2002, the FASB issued FASB Statement No. 148 (Statement 148), Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to adopt the fair value based method, and, therefore, does not expect adoption of this standard to have a material impact on it financial position or results of operations. The Company has adopted the expanded disclosure provisions of Statement 148 in the consolidated financial statements for the year ended December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the disclosures made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded, and requires expanded disclosures for certain types of obligations not covered by the accounting provisions of this interpretation, such as warranty obligations. The Company is required to apply the provisions of Interpretation No. 45 to guarantees that are initiated or modified after December 31, 2002. The Company has adopted the disclosure requirements of the interpretation in its financial statements for the year ended December 31, 2002, and does not expect the adoption of Interpretation No. 45 to have a material impact on the Company's financial position or results of its operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 is an interpretation of Accounting Research Bulletin No. 51, and addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company is required to apply the provisions of Interpretation No. 45 to variable interest entities created after January 31, 2003. The Company does not expect the adoption of Interpretation No. 46 to have a material impact on the Company's financial position or results of its operations.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the 2002 presentation.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(2)  ACQUISITION OF SUBSIDIARY

     On October 16, 2002, the Company acquired 100% of the membership interest of RMH, a Delaware limited liability company, for total consideration of $36,774,000. The purchase price was negotiated by the Company and the sellers, and includes an earn-out provision under which the sellers may receive up to $2,600,000 of additional consideration over the next nine years based on actual collections against certain receivables. The acquisition was financed primarily by the issuance of $23,000,000 in subordinated notes and by draws against a $35 million revolving credit facility.

     The initial allocation of the purchase price was as follows (amounts in thousands):

          Assets purchased:
            Aircraft                                    $ 44,250
            Equipment and other property                   9,587
            Receivables, net of allowances                18,496
            Inventory                                      8,852
            Goodwill                                       1,317
            Other                                          8,117
                                                        ---------
                                                          90,619
          Debt and other liabilities assumed             (53,845)
                                                        ---------
          Purchase price                                $ 36,774
                                                        =========

     The results of RMH's operations have been included with those of the Company since October 16, 2002. The unaudited pro forma revenue, net income, and income per common share for the years ended December 31, 2002 and 2001, assuming the acquisition occurred at the beginning of the periods presented are as follows (amounts in thousands, except per share amounts):

                                                     Year ended December 31,
                                                         2002        2001
                                                     -----------------------
        Revenue                                      $  221,433     191,808
                                                     =======================
        Net income                                   $    6,450       4,923
                                                     =======================
        Basic income per common share                $      .70         .58
                                                     =======================
        Diluted income per common share              $      .68         .54
                                                     =======================

     The pro forma information does not necessarily represent the results that would have occurred if the acquisition had been consummated on January 1, 2001, nor are they necessarily indicative of the results of future operations.

          (3)  COSTS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS

     As of December 31, 2002, the estimated period to complete contracts in process ranges from one to six months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                               2002     2001
                                                             --------  -------

       Direct costs incurred on uncompleted contracts        $ 3,191    4,088
       Estimated contribution to earnings and indirect costs   3,863    4,185
                                                             --------  -------
                                                               7,054    8,273
       Less billings to date                                  (6,881)  (7,476)
                                                             --------  -------
       Costs in excess of billings, net                      $   173      797
                                                             ========  =======

(4)  NOTES RECEIVABLE

     Future minimum payments under notes receivable are as follows (amounts in thousands):

         Year ending December 31:
            2003                                       $  62
            2004                                          49
            2005                                          42
            2006                                          45
            2007                                          --
                                                       ------
                                                         198
         Less amounts representing interest              (29)
                                                       ------
         Present value of minimum payments               169
                                                       ------
         Less current installments                       (45)
                                                       ------
                                                       $ 124
                                                       ======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Long-term debt consists of the following at December 31 (amounts in thousands):

                                                                                    2002     2001
                                                                                  --------  -------
     Subordinated notes payable with quarterly interest payments at 12.0%
        and all principal due in 2007, unsecured (net of discount of $2,134)      $20,866       --
     Borrowings under revolving credit facility with monthly interest payments and all principal due in 2006. Weighted average interest
        rate at December 31, 2002, is 4.02%.                                       12,554       --
     Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009,
        collateralized by aircraft.                                                 7,507       --
     Note payable with interest at 9.52%. Paid in full in 2002.                        --    8,026
     Notes payable with interest rates from 6.53% to 10.50%, due in monthly installments of principal and interest at various dates through 2009,
        collateralized aircraft and other flight equipment                          7,194    7,785
     Note payable, non-interest bearing, due in annual principal payments through 2007. Annual principal payment amounts are contingent upon transport volume for Community-Based Model operations in
        Nevada.                                                                     2,250    2,750
     Notes payable with interest rates from 6.89% to 7.48%, due in monthly payments of principal and interest with all remaining principal due
        in 2008, collateralized by aircraft                                        20,683       --
     Notes payable with interest rates from 8.02% to 9.27%, due in monthly payments of principal and interest with all remaining principal due
        in 2006, collateralized by aircraft                                         5,365       --
     Notes payable with interest rates from 8.49% to 8.96%, due in monthly payments of principal and interest with all remaining principal due
        in 2007, collateralized by aircraft                                         3,504       --
     Notes payable with interest rates from 8.16% to 9.55%, due in monthly payments of principal and interest with all remaining principal due
        in 2004, collateralized by aircraft                                         1,868      929
     Notes payable, non-interest bearing, with principal payments through
        2006 dependent upon aircraft delivery.                                      1,017       --
     Note payable with interest at 8.01%. Paid in full in 2002.                        --    1,107
     Note payable with interest at 5.0%. Paid in full in 2002.                         --      207
     Notes payable to sellers of Mercy Air with interest at 9%. Paid in full in
        2002.                                                                          --      223
     Other                                                                             43       45
                                                                                  --------  -------
                                                                                   82,851   21,072
     Less current installments                                                     (5,604)  (3,737)
                                                                                  --------  -------
                                                                                  $77,247   17,335
                                                                                  ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     As of December 31, 2002, the Company had $12,554,000 outstanding against a $35 million senior revolving credit facility with certain lenders. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility will have a first priority claim to the assets pledged to secure it. The facility matures October 16, 2006, but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 2% if the termination occurs prior to October 16, 2004.

     Indebtedness under the credit facility bears interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by PNC plus a margin ranging from 0 to 0.75% or
     (ii) a rate equal to LIBOR plus a margin ranging from 1.75% to 3.00%. The weighted average interest rate on the outstanding balance against the line as of December 31, 2002, was 4.02%.

     Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants, under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

     The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2002, the Company was in compliance with the covenants.

     A substantial portion of property and equipment is pledged as collateral under the Company's various notes payable.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:
                2003                                     $ 5,604
                2004                                       6,755
                2005                                       5,901
                2006                                      20,842
                2007                                      27,264
                Thereafter                                16,485
                                                        --------
                                                          82,851
                                                        ========

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2002, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                            Capital   Operating
                                                            leases      leases
                                                           --------------------
          Year ending December 31:
                2003                                       $    952      12,515
                2004                                          3,074      12,359
                2005                                            227      12,219
                2006                                             17      11,692
                2007                                              9      10,994
                Thereafter                                       --      32,122
                                                           --------------------

          Total minimum lease payments                        4,279   $  91,901
                                                                      =========
          Less amounts representing interest                   (392)
                                                           ---------
          Present value of minimum capital lease payments     3,887
          Less current installments                            (737)
                                                           ---------
                                                             $3,150
                                                           =========

     Rent expense relating to operating leases totaled $8,670,000, $4,935,000, and $4,215,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

     At December 31, 2002 and 2001, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $4,826,000 and $4,132,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

     (A)  WARRANTS

          In conjunction with debt incurred to acquire RMH in 2002, the Company issued warrants to various lenders to purchase 443,224 shares of common stock at $.06 per share. Also in 2002, the Company issued warrants to purchase 100,000 shares of common stock to Americas Partners, a related party, for services performed in the acquisition of RMH and issued 25,000 warrants in payment of consulting services. The weighted average fair value of warrants issued during 2002 was $4.48. As of December 31, 2002, the following warrants to purchase the Company's common stock are outstanding:

           Number of Warrants   Exercise Price per Share    Expiration Date
           ------------------  -------------------------  -------------------

               443,224                 $  .06               October 16, 2008
               100,000                   5.28               October 16, 2007
                25,000                   6.60                 August 8, 2007
                25,000                  3.156                   July 1, 2005
           ------------------
               593,224
           ==================


     (B)  STOCK OPTION PLANS

          The Company has a Stock Option Plan (the Plan) which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (NSO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. The Company also grants NSO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the fair market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 2002, 2001, and 2000:

                                                               Weighted Average
                                                    Shares      Exercise Price
                                                -------------  ----------------
          Outstanding at January 1, 2000           2,181,128      $   3.12

          Granted                                     37,112          3.96
          Canceled                                   (49,504)         3.41
          Exercised                                 (630,672)         3.33

                                                ---------------
          Outstanding at December 31, 2000         1,538,064          3.05

          Granted                                    100,000          4.39
          Canceled                                   (55,623)         3.50
          Exercised                                 (362,856)         3.15

                                                ---------------
          Outstanding at December 31, 2001         1,219,585          3.11

          Granted                                    675,000          7.27
          Canceled                                  (346,796)         8.05
          Exercised                                 (881,752)         3.00

                                                ---------------
          Outstanding at December 31, 2002           666,037          4.91
                                                ===============

          Options exercisable at:
             December 31, 2000                     1,167,828      $   3.09
             December 31, 2001                       987,048          3.12
             December 31, 2002                       321,438          3.56

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following table summarizes information about stock options outstanding at December 31, 2002:

                                          Weighted-Average                              Weighted-
                                              Remaining      Weighted-                   Average
            Range of            Number       Contractual      Average         Number     Exercise
          Exercise Price     Outstanding     Life (Years)  Exercise Price   Exercisable   Price
          ---------------  ----------------  ------------  ---------------  -----------  --------
          1.81 to 2.69               85,627           1.5  $          2.63       85,627  $ 2.63
          3.00 to 4.38              215,410           1.8             3.32      195,811    3.31
          4.38 to 8.89              365,000           4.3             6.38       40,000    6.78
                           ----------------                                 -----------
                                    666,037                                     321,438
                           ================                                 ===========

(C)  NONEMPLOYEE DIRECTOR COMPENSATION PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2002, no shares have been issued under this plan.

(D)  STOCK REPURCHASE PLAN

          On August 5, 1994, the Board of Directors approved a stock repurchase plan authorizing the repurchase of up to 10% of the outstanding shares of the Company's common stock to be retired. Repurchases may be made from time to time in the open market or in privately negotiated transactions. The plan authorizes, but does not require, the Company to repurchase shares. As of December 31, 2002, 1,036,038 shares, or 9.8% of common stock issued, had been repurchased under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

     (E)  INCOME PER SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                                         2002       2001       2000
                                                       ---------  ---------  ---------
          Weighted average number of common shares
             outstanding - basic                       9,184,421  8,421,671  8,334,445
          Dilutive effect of:
             Common stock options                        227,765    199,683    198,000
             Common stock warrants                        66,316     37,948     26,944
                                                       ---------  ---------  ---------
          Weighted average number of common shares
             outstanding - diluted                     9,478,502  8,659,302  8,559,389
                                                       =========  =========  =========

          Common stock options totaling 45,000, 41,535, and 139,736, were not included in the diluted income per share calculation for the years ended December 31, 2002, 2001, and 2000, respectively, because their effect would have been anti-dilutive.

(8)  REVENUE

     The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for periods ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements provide for the following revenue for years ending December 31 (amounts in thousands):

          Year ending December 31:
                2003                                     $52,695
                2004                                      44,282
                2005                                      36,925
                2006                                      23,406
                2007                                       9,131
                Thereafter                                 7,054
                                                         -------
                                                         173,493
                                                         =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(9)  INCOME TAXES

     Income tax benefit (expense) consists of the following for the years ended December 31:

                                                          2002     2001   2000
                                                        -----------------------
     Current income tax expense:
       Federal                                          $    --    (241)  (129)
       State                                               (314)   (418)  (179)
                                                        -----------------------
                                                           (314)   (659)  (308)

     Deferred income tax benefit (expense):
       Federal                                           (2,601)  1,111    258
       State                                               (384)    163     50
                                                        -----------------------
                                                         (2,985)  1,274    308
                                                        -----------------------
     Total income tax benefit (expense)                 $(3,299)    615     --
                                                        =======================

     Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 34% and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                                         2002    2001     2000
                                                        ------------------------
     Tax at the federal statutory rate                  $(2,876) (2,022) (1,413)
     State income taxes, net of federal
       benefit and adjustment based on filed
       returns                                             (423)   (487)   (275)
     Change in valuation allowance,
       including revisions for filed returns                --    3,301   1,688
     Other                                                  --     (177)     --
                                                        ------------------------
     Net income tax expense (benefit)                   $(3,299)    615      --
                                                        ========================

     For income tax purposes, at December 31, 2002, the Company has net operating loss carryforwards of approximately $11 million, expiring at various dates through 2012. In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $2 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(9)  INCOME TAXES, CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                                             2002       2001
                                                           ---------  --------
          Deferred tax assets:
            Overhaul and parts replacement cost,
              principally due to the accrual method        $  6,598     5,376
            Allowance for uncollectible accounts                 --     1,399
            Net operating loss carryforwards                  4,532     6,409
            Deferred revenue                                     --       234
            Other                                               253       545
                                                           ---------  --------
                Total gross deferred tax assets              11,383    13,963
                Less valuation allowance                       (235)     (235)
                                                           ---------  --------
                Net deferred tax assets                      11,148    13,728
                                                           ---------  --------

          Deferred tax liabilities:
            Equipment and leasehold improvements,
              principally due to differences in bases
              and depreciation methods                      (12,488)  (12,509)
            Allowance for uncollectible accounts               (211)       --
            Excess of cost over fair value of net assets
              acquired                                         (215)       --
                                                           ---------  --------
                Total deferred tax liabilities              (12,914)  (12,509)
                                                           ---------  --------
                Net deferred tax asset (liability)         $ (1,766)    1,219
                                                           =========  ========

     A valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute up to 15% of their annual salaries. Effective January 1, 2001, the Company increased its contributions from 1.5% to 2% of annual salaries for all employees. The Company also matches 50% of the employees' contributions up to 6% of their annual salaries. The Company also continued the RMH defined contribution retirement plan which was in place at the acquisition date. Under the RMH plan, employees may contribute up to $12,000 annually and the Company matches 30% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $1,598,000, $1,221,000, and $810,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(11) RELATED PARTY TRANSACTIONS

     In 2002, the Company paid $750,000 to Americas Partners for its services in connection with the acquisition of RMH. Ralph Bernstein and Morad Tahbaz, directors of the Company, are partners of Americas Partners. The form of payment was $477,388 in cash and warrants to purchase 100,000 shares of Company common stock. The warrants have an exercise price of $5.28 per share and expire five years from issuance.

(12) COMMITMENTS AND CONTINGENCIES

     The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2002, the undiscounted maximum amount of potential future payments under the guarantees is $4,156,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

     Prior to the acquisition, RMH entered into a commitment agreement to purchase eight aircraft for approximately $16,000,000. As of December 31, 2002, five of the aircraft have been delivered and the deposit and related note payable associated with this commitment totaled $424,000.

     Prior to the acquisition, RMH entered into a commitment agreement to purchase ten aircraft for approximately $16,600,000. As of December 31, 2002, three of the aircraft have been delivered and the deposit and related note payable associated with this commitment totaled $593,000. The remaining seven aircraft will be delivered prior to September 2005.

(13) BUSINESS SEGMENT INFORMATION

     The Company identifies operating segments based on management responsibility and the type of products or services offered. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in fourteen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

     The  accounting policies of the operating segments are as described in Note
     1. The Company evaluates the performance of its segments based on pretax net income. Intersegment sales are reflected at cost-related prices.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(13) BUSINESS SEGMENT INFORMATION, CONTINUED

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, interest expense on debt incurred to finance the RMH acquisition, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(13) BUSINESS SEGMENT INFORMATION, CONTINUED

                                       Community-   Hospital-
                                         Based        Based     Products   Corporate   Intersegment
                                         Model        Model     Division  Activities   Eliminations   Consolidated
                                      -----------------------------------------------------------------------------
     2002
     External revenue                 $    73,210      51,480      5,796         182             --        130,668
     Intersegment revenue                      --          --      1,933          --         (1,933)            --
                                      -----------------------------------------------------------------------------
     Total revenue                         73,210      51,480      7,729         182         (1,933)       130,668

     Operating expenses                    44,257      42,885      6,150       5,135         (1,617)        96,810
     Depreciation & amortization            2,848       3,499        149         199             --          6,695
     Bad debt expense                      15,586          --         --          --             --         15,586
     Interest expense                       1,218       1,008         --         822             --          3,048
     Interest income                           (2)        (10)        --         (19)            --            (31)
     Loss on extinguishment of debt           101          --         --          --             --            101
     Income tax expense                        --          --         --       3,299             --          3,299
                                      -----------------------------------------------------------------------------
     Net income (loss)                $     9,202       4,098      1,430      (9,254)          (316)         5,160
                                      =============================================================================

     Total assets                     $    62,382   N/A         N/A          136,177         (2,163)       196,396
                                      =============================================================================

     2001
     External revenue                 $    46,320      38,739      7,037          --             --         92,096
     Intersegment revenue                      --          16      2,955          --         (2,971)            --
                                      -----------------------------------------------------------------------------
     Total revenue                         46,320      38,755      9,992          --         (2,971)        92,096

     Operating expenses                    28,624      31,946      7,874       3,470         (2,564)        69,350
     Depreciation & amortization            1,843       2,893        191         312             --          5,239
     Bad debt expense                       9,714          --         --          --             --          9,714
     Interest expense                       1,109         811         --          25             --          1,945
     Interest income                           (4)        (44)        --         (52)            --           (100)
     Income tax benefit                        --          --         --        (615)            --           (615)
                                      -----------------------------------------------------------------------------
     Net income (loss)                $     5,034       3,149      1,927      (3,140)          (407)         6,563
                                      =============================================================================

     Total assets                     $    35,699   N/A         N/A           52,021         (2,163)        85,557
                                      =============================================================================

     2000
     External revenue                 $    34,752      33,882      6,514         145             --         75,293
     Intersegment revenue                      --          30      1,841          --         (1,871)            --
                                      -----------------------------------------------------------------------------
     Total revenue                         34,752      33,912      8,355         145         (1,871)        75,293

     Operating expenses                    22,171      27,037      6,474       2,889         (1,574)        56,997
     Depreciation & amortization            1,642       3,320        209         314             --          5,485
     Bad debt expense                       6,695          --         --          --             --          6,695
     Interest expense                       1,128         970         --          46             --          2,144
     Interest income                           (6)        (54)        --        (125)            --           (185)
                                      -----------------------------------------------------------------------------
     Net income (loss)                $     3,122       2,639      1,672      (2,979)          (297)         4,157
                                      =============================================================================

     Total assets                     $    29,481   N/A         N/A           47,932         (2,163)        75,250
                                      =============================================================================

(14) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data for 2002 and 2001 is as follows (amounts in thousands except per share data):

                                                         Quarter
                                             First   Second  Third  Fourth(1)
                                            ---------------------------------
      2002
      Revenue                               $26,329  27,750  28,908  47,681
      Operating income                        3,185   2,691   1,948   3,329
      Income before income taxes              2,791   2,296   1,565   1,807
      Net income                              1,703   1,401     955   1,101
      Basic income per common share             .19     .15     .10     .12
      Diluted income per common share           .19     .15     .10     .11

      2001
      Revenue                               $20,014  23,533  23,945  24,604
      Operating income                          989   2,127   2,667   1,935
      Income before income taxes                532   1,680   2,222   1,514
      Net income                                532   1,680   2,222   2,129
      Basic income per common share             .06     .20     .26     .25
      Diluted income per common share           .06     .20     .26     .23

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

(1)  Includes the effect of the acquisition of RMH.

                          Independent Auditors' Report
                          ----------------------------



BOARD OF DIRECTORS AND STOCKHOLDERS
AIR METHODS CORPORATION:

Under date of March 12, 2003, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the Company's Annual Report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated statements, the Company implemented Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.



                                              KPMG  LLP



Denver, Colorado
March 12, 2003

AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------

                                  Balance at
                                  Beginning                     Transfers and                    Balance at
          Description             of Period       Additions (a)    Other (c)   Deductions (b)  End of Period
-----------------------------------------------------------------------------------------------------------

Allowance for trade receivables
  Year ended December 31, 2002   $     5,673          15,586       11,064        (15,327)         16,996
  Year ended December 31, 2001         4,231           9,714           --         (8,272)          5,673
  Year ended December 31, 2000         1,210           6,695           --         (3,674)          4,231


_______________________________
Notes:

(a)  Amounts  charged  to  expense.
(b)  Bad  debt  write-offs  and  charges  to  allowances.
(c)  Beginning  allowance  balance  assumed  in  RMH  acquisition.


See accompanying Independent Auditors' Report.