Form 10-Q
period 2003-03-31
AIR METHODS CORP
filed 2003-05-15
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended            March  31,  2003
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                   to
                                   -----------------    ------------------------


                         Commission file number  0-16079
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  X
    ---     ---

The number of shares of Common Stock, par value $.06, outstanding as of May 2, 2003, was 9,562,399.

                                TABLE OF CONTENTS

                                    Form 10-Q



PART  I.  FINANCIAL  INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets - March 31, 2003 and
                      December 31, 2002                                        1

                    Consolidated Statements of Operations for the
                      three months ended March 31, 2003 and 2002               3

                    Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2003 and 2002               4

                    Notes to Consolidated Financial Statements                 6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      9

          Item 3.   Quantitative and Qualitative Disclosures about
                      Market Risk                                             16

          Item 4.   Controls and Procedures                                   17

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                           17

          Item 2. Changes in Securities                                       17

          Item 3. Defaults upon Senior Securities                             17

          Item 4. Submission of Matters to a Vote of Security Holders         17

          Item 5. Other Information                                           17

          Item 6. Exhibits and Reports on Form 8-K                            17



          SIGNATURES                                                          18

                               PART I: FINANCIAL INFORMATION

                          ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                 (Amounts in thousands, except share and per share amounts)
                                        (unaudited)


                                                                 MARCH 31,   DECEMBER 31,
                                                                   2003          2002
                                                                --------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                     $    3,221          1,410
  Current installments of notes receivable                              16             45
  Receivables:
    Trade                                                           57,592         54,814
    Less allowance for doubtful accounts                           (17,745)       (16,996)
                                                                --------------------------
                                                                    39,847         37,818

    Insurance proceeds                                                 674            256
    Other                                                            3,985          4,243
                                                                --------------------------
                                                                    44,506         42,317
                                                                --------------------------

  Inventories                                                       12,292         12,003
  Work-in-process on medical interiors and products contracts          306            203
  Assets held for sale                                               2,125          3,242
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                            1,160            703
  Deferred tax asset                                                 1,369          1,684
  Prepaid expenses and other                                           617          1,921
                                                                --------------------------

      Total current assets                                          65,612         63,528
                                                                --------------------------

Property and equipment:
  Land                                                                 190            190
  Flight and ground support equipment                              146,526        145,715
  Buildings and office equipment                                     9,100          8,951
                                                                --------------------------
                                                                   155,816        154,856
  Less accumulated depreciation and amortization                   (39,156)       (36,551)
                                                                --------------------------

      Net property and equipment                                   116,660        118,305
                                                                --------------------------

Goodwill                                                             4,303          4,291
Notes receivable, less current installments                             26            124
Other assets, net of accumulated amortization of $863 and $720
  at March 31, 2003 and December 31, 2002, respectively              9,803         10,148
                                                                --------------------------

      Total assets                                              $  196,404        196,396
                                                                ==========================

                                                                               (Continued)

                         AIR METHODS CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS, CONTINUED
                (Amounts in thousands, except share and per share amounts)
                                       (unaudited)


                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                             --------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                              $    1,483          2,604
  Current installments of long-term debt                          5,620          5,604
  Current installments of obligations under capital leases          750            737
  Accounts payable                                                4,876          4,846
  Accrued overhaul and parts replacement costs                    8,549          8,657
  Deferred revenue                                                1,472          1,258
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           484            530
  Accrued wages and compensated absences                          4,085          5,417
  Other accrued liabilities                                       4,731          5,300
                                                             --------------------------

      Total current liabilities                                  32,050         34,953

Long-term debt, less current installments                        79,993         77,247
Obligations under capital leases, less current installments       2,961          3,150
Accrued overhaul and parts replacement costs                     27,103         25,871
Deferred income taxes                                             2,805          3,450
Other liabilities                                                 5,473          5,507
                                                             --------------------------

      Total liabilities                                         150,385        150,178
                                                             --------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                              --             --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 9,572,402 and 9,488,679 shares at
    March 31, 2003 and December 31, 2002,
    respectively                                                    574            569
  Additional paid-in capital                                     55,439         55,127
  Accumulated deficit                                            (9,993)        (9,477)
  Treasury stock at par, 18,337 and 15,700 common shares
    at March 31, 2003 and December 31, 2002,
    respectively                                                     (1)            (1)
                                                             --------------------------

      Total stockholders' equity                                 46,019         46,218
                                                             --------------------------

      Total liabilities and stockholders' equity             $  196,404        196,396
                                                             ==========================

See accompanying notes to consolidated financial statements.

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except share and per share amounts)
                                        (unaudited)


                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                    2003         2002
                                                                 -----------------------
Revenue:
  Flight revenue                                                 $   52,376      24,524
  Sales of medical interiors and products                             1,335       1,462
  Parts and maintenance sales and services                              243         343
  Gain on disposition of assets, net                                     --          14
                                                                 -----------------------
                                                                     53,954      26,343
                                                                 -----------------------

Operating expenses:
  Flight centers                                                     20,311       7,860
  Aircraft operations                                                13,184       5,461
  Aircraft rental                                                     2,801       1,135
  Cost of medical interiors and products sold                         1,124         938
  Cost of parts and maintenance sales and services                      241         322
  Depreciation and amortization                                       2,748       1,371
  Bad debt expense                                                    7,986       3,484
  Loss on disposition of assets, net                                     13          --
  General and administrative                                          4,704       2,587
                                                                 -----------------------
                                                                     53,112      23,158
                                                                 -----------------------

      Operating income                                                  842       3,185

Other income (expense):
  Interest expense                                                   (2,006)       (445)
  Interest and dividend income                                            3           6
  Other, net                                                            315          45
                                                                 -----------------------

Income (loss) before income taxes                                      (846)      2,791

Income tax benefit (expense)                                            330      (1,088)
                                                                 -----------------------

      Net income (loss)                                          $     (516)      1,703
                                                                 =======================

Basic and diluted income (loss) per common share (note 2)        $     (.05)        .19
                                                                 =======================

Weighted average number of common shares outstanding - basic      9,521,884   8,808,228
                                                                 =======================

Weighted average number of common shares outstanding - diluted    9,864,211   9,137,307
                                                                 =======================

See accompanying notes to consolidated financial statements.

                             AIR METHODS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Amounts in thousands)
                                           (unaudited)

                                                                                    THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                                 ------------------
                                                                                   2003      2002
                                                                                 ------------------
Cash flows from operating activities:
  Net income (loss)                                                              $   (516)   1,703
  Adjustments to reconcile net income (loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization expense                                           2,748    1,371
    Bad debt expense                                                                7,986    3,484
    Deferred income tax expense (benefit)                                            (330)   1,088
    Loss (gain) on retirement and sale of equipment, net                               13      (14)
    Common stock options and warrants issued for services                              75       15
    Changes in assets and liabilities:
      Decrease (increase) in prepaid and other current assets                       1,300     (121)
      Increase in receivables                                                     (10,175)  (7,019)
      Increase in inventories                                                        (289)    (182)
      Decrease (increase) in work-in-process on medical interiors and costs in
        excess of billings                                                           (560)     319
      Decrease in accounts payable and other accrued liabilities                   (1,871)  (1,573)
      Increase in deferred revenue, billings in excess of costs, and other
        liabilities                                                                   134      347
      Increase in accrued overhaul and parts replacement costs                      1,124      715
                                                                                 ------------------
          Net cash provided (used) by operating activities                           (361)     133
                                                                                 ------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                (988)  (1,215)
  Proceeds from disposition and sale of equipment                                      10      764
  Decrease (increase) in notes receivable and other assets, net                       322      (56)
                                                                                 ------------------
          Net cash used by investing activities                                      (656)    (507)
                                                                                 ------------------


                                                                                        (Continued)

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (Amounts in thousands)
                                  (unaudited)

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                        -----------------
                                                          2003     2002
                                                        -----------------
Cash flows from financing activities:
  Net borrowings under line of credit                     2,040       --
  Proceeds from long-term debt                            2,490       --
  Payments of long-term debt                             (1,768)  (1,440)
  Payments of capital lease obligations                    (176)     (60)
  Payments for purchases of common stock                    (32)    (678)
  Proceeds from issuance of common stock, net               274    1,270
                                                        -----------------
      Net cash provided (used) by financing activities    2,828     (908)
                                                        -----------------

Increase (decrease) in cash and cash equivalents          1,811   (1,282)

Cash and cash equivalents at beginning of period          1,410    2,838
                                                        -----------------

Cash and cash equivalents at end of period              $ 3,221    1,556
                                                        =================

Non-cash investing and financing activities:

In the quarter ended March 31, 2003, the Company settled a note payable totaling
$1,121 in exchange for the aircraft securing the debt.


See accompanying notes to consolidated financial statements.

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002.

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

(2)  INCOME (LOSS) PER SHARE
     -----------------------

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
     Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

                                                                          2003       2002
                                                                        ---------  ---------
        Weighted average number of common shares outstanding - basic    9,521,884  8,808,228
        Dilutive effect of:
          Common stock options                                             69,457    315,473
          Common stock warrants                                           272,870     13,606
                                                                        --------------------
        Weighted average number of common shares outstanding - diluted  9,864,211  9,137,307
                                                                        ====================

     Common stock options totaling 265,000 and common stock warrants totaling 25,000 were not included in the diluted shares outstanding for the quarter ended March 31, 2003, and common stock options totaling 50,000 were not included in the diluted income per share calculation for the quarter ended March 31, 2002, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in stockholders' equity for the three months ended March 31, 2003, consisted of the following (amounts in thousands except share amounts):

                                                            Shares
                                                         Outstanding    Amount
                                                         ----------------------

        Balances at January 1, 2003                        9,472,979   $46,218

        Issuance of common shares for options exercised       83,723       274
        Purchase of treasury shares                           (2,637)      (32)
        Options and warrants issued for services                  --        75
        Net loss                                                  --      (516)
                                                         ----------------------

        Balances at March 31, 2003                         9,554,065   $46,019
                                                         ======================

(4)  STOCK BASED COMPENSATION
     ------------------------

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

                                                          2003    2002
                                                         ------  ------

               Net income (loss):
                 As reported                             $(516)  $1,703
                 Pro forma                                (564)   1,658

               Basic income (loss) per share:
                 As reported                             $(.05)  $  .19
                 Pro forma                                (.05)     .17

               Diluted income (loss) per share:
                 As reported                             $(.05)  $  .19
                 Pro forma                                (.05)     .16


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 57%; risk-free interest rates of 1.8%; and expected life of 3 years. The weighted average fair value of options granted during the quarter ended March 31, 2002, was $2.47. No options were granted during the first quarter of 2003.

(5)  BUSINESS SEGMENT INFORMATION
     ----------------------------

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

                                                             Products    Corporate    Intersegment
     FOR QUARTER ENDED MARCH 31:      CBM         HBM        Division    Activities   Eliminations   Consolidated
   ---------------------------------------------------------------------------------------------------------------
     2003
     External revenue              $  31,370      21,035          1,335         214             --         53,954
     Intersegment revenue                 --          --          1,117          --         (1,117)            --
                                   -------------------------------------------------------------------------------
     Total revenue                    31,370      21,035          2,452         214         (1,117)        53,954
                                   -------------------------------------------------------------------------------

     Operating expenses               20,756      18,032          2,080       2,177           (982)        42,063
     Depreciation & amortization       1,115       1,155             45         433             --          2,748
     Bad debt expense                  7,986          --             --          --             --          7,986
     Interest expense                    991         911             --         104             --          2,006
     Interest income                      (1)         (2)            --          --             --             (3)
     Income tax benefit                   --          --             --        (330)            --           (330)
                                   -------------------------------------------------------------------------------
     Segment net income (loss)     $     523         939            327      (2,170)          (135)          (516)
                                   ===============================================================================

     Total assets                  $  62,214         N/A            N/A     136,354         (2,164)       196,404
                                   ===============================================================================

     2002
     External revenue              $  14,788      10,093          1,462          --             --         26,343
     Intersegment revenue                 --          --            189          --           (189)            --
                                   -------------------------------------------------------------------------------
     Total revenue                    14,788      10,093          1,651          --           (189)        26,343
                                   -------------------------------------------------------------------------------

     Operating expenses                8,285       7,987          1,234         930           (178)        18,258
     Depreciation & amortization         584         701             40          46             --          1,371
     Bad debt expense                  3,484          --             --          --             --          3,484
     Interest expense                    253         192             --          --             --            445
     Interest income                      (1)         (1)            --          (4)            --             (6)
     Income tax expense                   --          --             --       1,088             --          1,088
                                   -------------------------------------------------------------------------------
     Segment net income (loss)     $   2,183       1,214            377      (2,060)           (11)         1,703
                                   ===============================================================================

     Total assets                  $  37,722         N/A            N/A      51,381         (2,164)        86,939
                                   ===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning possible or assumed future results of the Company; size, structure and growth of the Company's air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume of CBM operations; successful integration of Rocky Mountain Holdings, LLC (RMH); and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

RESULTS  OF  OPERATIONS

The Company reported a net loss of $516,000 for the three months ended March 31, 2003, compared to net income of $1,703,000 for the quarter ended March 31, 2002. Operations were adversely impacted by lower flight volumes due to adverse weather conditions, as discussed more fully below. The first quarter of 2003 includes the operations of RMH, which was acquired by the Company on October 16, 2002.

Flight revenue increased $27,852,000, or 113.6%, from $24,524,000 to $52,376,000 for the three months ended March 31, 2003, compared to 2002. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
-    CBM  -  Flight  revenue increased $16,889,000, or 116.8%, to $31,354,000 in the three months ended March 31, 2003, compared to 2002, for the following reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH's CBM operations totaled $17,917,000 for the first quarter of 2003.
     - Revenue of $1,038,000 from the addition of three new CBM bases since March 31, 2003.
     - Average price increase of approximately 10% for all CBM operations effective November 1, 2003.
     - Decrease in flight volume for bases open longer than one year. Excluding the impact of the RMH acquisition and the addition of the new bases discussed above, total flight volume for all CBM operations decreased 16.5% in the first quarter of 2003 compared to the prior year. The decrease in flight volume is primarily attributed to adverse weather conditions which prevented operation of the aircraft. Approximately 1,200 flights were canceled in the first quarter due to weather.
- HBM - Flight revenue increased $10,963,000, or 109.0%, for the quarter ended March 31, 2003, for the following reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH's HBM operations totaled $10,439,000 during the first quarter of 2003.
     - Revenue of approximately $665,000 generated by the addition of two new contracts since the first quarter of 2002.
     - Annual price increases in the majority of contracts based on changes in hull insurance rates and in the Consumer Price Index.
     - Decrease of 8.3% in flight volume for all contracts excluding RMH contracts and the new contracts discussed above.

Sales of medical interiors and products decreased $127,000, or 8.7%, from $1,462,000 for the three months ended March 31, 2002, to $1,335,000 for the first quarter of 2003. Significant projects in the first quarter of 2003 included manufacture of modular medical interiors for three commercial customers. Revenue by product line was as follows:
-    $1,172,000  -  manufacture  and  installation of modular, medical interiors
- $163,000 - design and manufacture of other aerospace and medical transport products

Significant projects in the first quarter of 2002 included manufacture of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or multi-functional interior components for four commercial customers. Revenue by product line was as follows:
-    $481,000  -  manufacture  and  installation  of  modular, medical interiors
-    $768,000  -  manufacture  of  multi-mission  interiors
- $213,000 - design and manufacture of other aerospace and medical transport products

Cost of medical interiors and products increased by 19.8% for the three months ended March 31, 2003, as compared to the previous year. The average net margin earned on projects during the first quarter of 2003 was 22% compared to 44% in 2002, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, cost of medical interiors and products includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 158.4% to $20,311,000 for the quarter ended March 31, 2003, compared to 2002. Changes by business segment are as follows:
- CBM - Flight center costs increased 196.6% to $11,996,000 for the following reasons:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH's CBM operations totaled approximately $6,840,000 for the first quarter of 2003.
     - Approximately $480,000 for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased 117.9% to $8,315,000 primarily due to the following:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH's HBM operations totaled approximately $3,980,000 for the first quarter of 2003.
     - Approximately $269,000 for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

Aircraft operating expenses increased 141.4% for the quarter ended March 31, 2003, in comparison to the quarter ended March 31, 2002. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Acquisition of RMH in October 2002. Expenses for the RMH fleet totaled $6,070,000 during the first quarter of 2003.
- Addition of three helicopters for CBM operations and one fixed wing aircraft for HBM operations since March 31, 2002, resulting in an increase of approximately $463,000 in aircraft operating expenses.
- Addition of personnel in aircraft overhaul, avionics repair, and records departments to support the increase in the size of the fleet resulting from the RMH acquisition.
- Hull and liability insurance rate increases of approximately 20% effective July 2002, due to overall insurance market conditions.

Aircraft rental expense increased 146.8% for the first quarter of 2003 compared to the first quarter of 2002. Expense for 37 RMH aircraft under operating leases totaled $1,535,000 during the first quarter of 2003. Rental expense related to three other leased aircraft added to the Company's fleet since March 31, 2002, totaled $170,000 in the three months ended March 31, 2003.

Depreciation and amortization expense increased 100.4% for the three months ended March 31, 2003, compared to 2002. Depreciation related to assets added as part of the RMH acquisition totaled $1,261,000 during the first quarter of 2003.

Bad debt expense is estimated during the period the related services are performed based on historical experience for CBM operations. The provision is adjusted as required based on actual collections in subsequent periods. The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Bad debt expense increased 129.2% for the quarter ended March 31, 2003, compared to 2002, due primarily to the acquisition of RMH. Bad debt as a percentage of related net flight revenue increased slightly from 24.1% in 2002 to 25.5% in 2003 and is consistent with historical collection trends for CBM operations. Bad debt expense related to HBM operations and Products Division was not significant in either 2003 or 2002.

General and administrative expenses increased 81.8% for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002 reflecting the impact of the RMH transaction. General and administrative expenses include accounting and finance, human resources, aviation management, and pilot training. The number of personnel in each area increased by approximately 50% to manage the expanded operations with the acquisition of RMH and the growth outlined above in the discussion of flight revenue.

Interest expense increased 350.8% in the first quarter of 2003, compared to the first quarter of 2002, primarily as a result of the RMH acquisition. Interest expense related to debt assumed or incurred in conjunction with the RMH acquisition totaled $1,589,000 for the three months ended March 31, 2003.

The Company recorded a deferred income tax benefit of $330,000 in the first quarter of 2003 and deferred income tax expense of $1,088,000 in the first quarter of 2002, both at an effective rate of 39%.

FINANCIAL  CONDITION

Net working capital increased from $28,575,000 at December 31, 2002, to $33,562,000 at March 31, 2003, primarily due to an increase in receivables consistent with increased revenue for CBM and HBM operations and to a decrease in accrued wages and compensated absences. Because of timing of the last payroll date prior to the end of the quarter, approximately one week of wages was accrued as of March 31, 2003, compared with two and a half weeks as of December 31, 2002. Cash and cash equivalents increased $1,811,000 from $1,410,000 to $3,221,000 over the same period, for the reasons discussed below.

Cash used by operations in the first quarter of 2003 totaled $361,000 compared to $133,000 generated in 2002. Significant uses of cash in 2003 included the increase in receivables, net of bad debt expense, offset by the decrease in accrued wages and compensated absences discussed above. The balance of accrued overhaul and parts replacement costs also grew during the three months ended March 31, 2003. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled. Prepaid and other current assets also decreased during the first quarter of 2003 as a result of the amortization of insurance policies covering the twelve months ending June 30, 2003.

Cash used by investing activities totaled $656,000 in 2003 compared to $507,000 in 2002. Equipment acquisitions in the first quarters of 2003 and 2002 consisted primarily of medical interior and avionics installations or upgrades for existing equipment. In the first quarter of 2003, the Company received $116,000 in full payment of a note receivable. During the first quarter of 2002, the Company received proceeds from a sale-leaseback transaction for a BK117 helicopter.

Financing activities generated $2,828,000 in 2003 compared with using $908,000 in 2002. The primary use of cash in both 2003 and 2002 was regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in 2003 by draws against the Company's line of credit, proceeds from the new debt agreements described below, and issuance of common stock for options exercised during the quarter. Payments for long-term debt and purchases of common stock were offset in part in 2002 by proceeds from the issuance of common stock for options exercised.

In February 2003 the Company originated notes payable totaling $2,490,000 with interest at LIBOR plus 2.50% to refinance mortgages on buildings in St. Louis, Missouri, and Provo, Utah. The notes are payable through February 2008.

OUTLOOK  2003

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

The Company opened CBM operations at new locations in Alabama and Illinois during the first quarter of 2003 and expects to begin operations at a new location in Georgia during the second quarter of 2003. Also in the second quarter of 2003, the Company acquired certain business assets from another air medical service provider with operations in southeastern Arizona, and, as a result, increased the number of operating bases in the region from three to four. The Company expects an increase in annual flight volume for the three previously existing bases as a result of the acquisition, as well as an increase in flight volume for the addition of the fourth base.

CBM flight volume at all other locations is expected to be consistent with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations, during the remainder of 2003. The Company continues to evaluate opportunities to expand the CBM model in other communities.


Hospital-Based  Model

Four hospital contracts are due for renewal in 2003. One contract was renewed during the second quarter of 2003 for a five-year term; renewals on the other three contacts are still pending. The Company expects 2003 flight activity for current hospital contracts to remain consistent with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations.

Products  Division

As of March 31, 2003, the Company was completing the production of four modular medical interiors for three commercial customers and had received contracts for the completion of two additional modular medical interiors. Remaining revenue for these contracts is estimated at $1,365,000 and is expected to be recognized during the remainder of 2003.

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

All  Segments

There can be no assurance that the Company will successfully integrate RMH operations into its three divisions or continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or maintain flight volume for CBM operations. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2003. The Company also had approximately $16,392,000 in borrowing capacity available under the revolving credit facility as of March 31, 2003.

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

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $111 million of indebtedness, of which approximately $90.8 million was outstanding at March 31, 2003. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

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

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of March 31, 2003, the Company was aware of one foreign person who holds approximately 9.5% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

- Shareholder dilution - As of March 31, 2003, there were outstanding stock options to purchase approximately 560,618 shares of common stock and outstanding warrants to purchase 593,224 shares of common stock. To the extent that the outstanding stock options or warrants are exercised, dilution to the interest of common stockholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when any needed capital may be able to be obtained on terms more favorable than those provided in the outstanding options.

- Employee recruitment and retention - An important aspect of the Company's operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If the Company is unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $14,594,000 outstanding against the senior revolving credit facility and $2.6 million in notes payable. Based on the amounts outstanding at March 31, 2003, the annual impact of a 1% change in interest rates would be approximately $171,000. Interest rates on these instruments approximate current market rates as of March 31, 2003. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

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

               Not Applicable.

ITEM  5.       OTHER  INFORMATION

               Not Applicable.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

               (a)  Exhibits

                    10.1 Employment Agreement dated January 1, 2003, between the
                         Company  and  Aaron  D.  Todd

                    10.2 Employment Agreement dated January 1, 2003, between the
                         Company  and  George  W.  Belsey

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


                               AIR METHODS CORPORATION


Date: May 15, 2003             By  /s/  George W. Belsey
                                  ------------------------------------------
                                  George W. Belsey
                                  Chief Executive Officer and Chairman of the
                                  Board (Principal Executive Officer)


Date: May 15, 2003             By  /s/ Aaron D. Todd
                                  ------------------------------------------
                                  Aaron D. Todd
                                  On behalf of the Company, and as Principal
                                  Financial Officer


Date: May 15, 2003             By  /s/ Sharon J. Keck
                                  ------------------------------------------
                                  Sharon J. Keck
                                  Principal Accounting Officer

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

Date: May 15, 2003


/s/ George W. Belsey
------------------------
George W. Belsey
Chief Executive Officer

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

Date: May 15, 2003


/s/ Aaron D. Todd
----------------------
Aaron D. Todd
Chief Financial Officer