Form 10-Q
period 2003-06-30
AIR METHODS CORP
filed 2003-08-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2003
                               -------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number  0-16079
                                                ---------


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

The number of shares of Common Stock, par value $.06, outstanding as of August 1, 2003, was 9,565,810.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Unaudited Financial Statements

                    Consolidated Balance Sheets - June 30, 2003 and
                      December 31, 2002                                        1

                    Consolidated Statements of Operations for the three and
                      six months ended June 30, 2003 and 2002                  3

                    Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2003 and 2002                      4

                    Notes to Unaudited Consolidated Financial Statements       6

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     10

          Item 3.   Quantitative and Qualitative Disclosures about Market
                      Risk                                                    18

          Item 4.   Controls and Procedures                                   18


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                        19

          Item 2.   Changes in Securities                                    19

          Item 3.   Defaults upon Senior Securities                          19

          Item 4.   Submission of Matters to a Vote of Security Holders      19

          Item 5.   Other Information                                        19

          Item 6.   Exhibits and Reports on Form 8-K                         19

SIGNATURES                                                                   20

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                   JUNE 30,    DECEMBER 31,
                                                                     2003         2002
                                                                  -------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                       $   2,750          1,410
  Current installments of notes receivable                               17             45
  Receivables:
    Trade                                                            63,830         54,814
    Less allowance for doubtful accounts                            (16,467)       (16,996)
                                                                  -------------------------
                                                                     47,363         37,818

    Insurance proceeds                                                  678            256
    Other                                                             3,675          4,243
                                                                  -------------------------
      Total receivables                                              51,716         42,317
                                                                  -------------------------

  Inventories                                                        11,358         12,003
  Work-in-process on medical interiors and products contracts           442            203
  Assets held for sale                                                2,138          3,242
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                            1,242            703
  Deferred tax asset                                                     --          1,684
  Prepaid expenses and other                                          1,931          1,921
                                                                  -------------------------

      Total current assets                                           71,594         63,528
                                                                  -------------------------

Equipment and leasehold improvements:
  Land                                                                  190            190
  Flight and ground support equipment                               148,387        145,715
  Furniture and office equipment                                      9,224          8,951
                                                                  -------------------------
                                                                    157,801        154,856
  Less accumulated depreciation and amortization                    (41,816)       (36,551)
                                                                  -------------------------

      Net equipment and leasehold improvements                      115,985        118,305
                                                                  -------------------------

Goodwill                                                              3,218          4,291
Notes receivable, less current installments                              18            124
Other assets, net of accumulated amortization of $1,005 and $720
  at June 30, 2003 and December 31, 2002, respectively                9,713         10,148
                                                                  -------------------------

      Total assets                                                $ 200,528        196,396
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

                       AIR METHODS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS, CONTINUED
              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                      (UNAUDITED)


                                                              JUNE 30,   DECEMBER 31,
                                                             ------------------------
                                                                2003         2002
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                              $   1,483          2,604
  Current installments of long-term debt                         6,894          5,604
  Current installments of obligations under capital
    leases                                                         754            737
  Accounts payable                                               3,474          4,846
  Accrued overhaul and parts replacement costs                  10,023          8,657
  Deferred revenue                                               1,958          1,258
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                          559            530
  Accrued wages and compensated absences                         5,313          5,417
  Deferred income taxes                                          1,406             --
  Other accrued liabilities                                      4,900          5,300
                                                             -------------------------

      Total current liabilities                                 36,764         34,953

Long-term debt, less current installments                       80,213         77,247
Obligations under capital leases, less current installments      2,771          3,150
Accrued overhaul and parts replacement costs                    27,695         25,871
Deferred income taxes                                              796          3,450
Other liabilities                                                4,937          5,507
                                                             -------------------------

Total liabilities                                              153,176        150,178
                                                             -------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                             --             --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 9,581,222 and 9,488,679 shares at
    June 30, 2003 and December 31, 2002, respectively              575            569
  Additional paid-in capital                                    55,464         55,127
  Accumulated deficit                                           (8,686)        (9,477)
  Treasury stock at par, 18,337 and 15,700 common
    shares at June 30, 2003 and December 31, 2002,
    respectively                                                    (1)            (1)
                                                             -------------------------

      Total stockholders' equity                                47,352         46,218
                                                             -------------------------

      Total liabilities and stockholders' equity             $ 200,528        196,396
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

                                AIR METHODS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                        ------------------------------------------------
                                                            2003         2002        2003        2002
                                                        ------------------------------------------------
Revenue:
  Flight revenue                                        $    55,638      25,791     106,358      50,315
  Sales of medical interiors and products                     1,577       1,765       2,912       3,227
  Parts and maintenance sales and services                      249         194         492         537
  Gain on disposition of assets, net                             --          --          --          14
                                                        ------------------------------------------------
                                                             57,464      27,750     109,762      54,093
                                                        ------------------------------------------------
Operating expenses:
  Flight centers                                             21,086       8,594      41,397      16,454
  Aircraft operations                                        14,100       6,690      27,284      12,151
  Aircraft rental                                             3,059       1,223       5,860       2,358
  Medical interiors and products sold                         1,379       1,239       2,503       2,177
  Cost of parts and maintenance sales and services              250         171         491         493
  Depreciation and amortization                               2,808       1,414       5,556       2,785
  Bad debt expense                                            5,572       3,239      11,902       6,723
  Loss on disposition of assets, net                             13          --          26          --
  General and administrative                                  5,520       2,489      10,224       5,076
                                                        ------------------------------------------------
                                                             53,787      25,059     105,243      48,217
                                                        ------------------------------------------------

      Operating income                                        3,677       2,691       4,519       5,876

Other income (expense):
  Interest expense                                           (1,928)       (417)     (3,934)       (862)
  Interest income                                                 3          10           6          16
  Other, net                                                    391          12         706          57
                                                        ------------------------------------------------

Income before income taxes                                    2,143       2,296       1,297       5,087

Income tax expense                                              836         895         506       1,983
                                                        ------------------------------------------------

      Net income                                        $     1,307       1,401         791       3,104
                                                        ================================================
Basic income per common share                           $       .14         .15         .08         .35
                                                        ================================================
Diluted income per common share                         $       .13         .15         .08         .34
                                                        ================================================
Weighted average number of common shares   outstanding
- basic                                                   9,561,705   9,055,443   9,541,905   8,913,054
                                                        ================================================
Weighted average number of common shares   outstanding
- diluted                                                 9,931,526   9,306,469   9,896,207   9,120,950
                                                        ================================================


See accompanying notes to consolidated financial statements.

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (AMOUNTS IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------
                                                                                     2003             2002
                                                                                -------------------------------
Cash flows from operating activities:
  Net income                                                                    $          791   $       3,104
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                5,556           2,785
    Common stock options and warrants issued for services                                   75              30
    Bad debt expense                                                                    11,902           6,723
    Deferred income tax expense                                                            436           1,843
    Loss (gain) on retirement and sale of equipment, net                                    26             (14)
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                     489            (345)
      Increase in receivables                                                          (19,813)        (12,917)
      Decrease (increase) in parts inventories                                             645            (369)
      Decrease (increase) in work-in-process on medical interiors and costs in
        excess of billings                                                                (778)            330
      Decrease in accounts payable and other accrued liabilities                        (2,274)           (269)
      Increase in deferred revenue, billings in excess of cost, and other
        liabilities                                                                        159             606
      Increase in accrued overhaul and parts replacement costs                           2,798           1,397
                                                                                -------------------------------
        Net cash provided by operating activities                                           12           2,904
                                                                                -------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                   (2,608)         (2,287)
  Proceeds from disposition and sale of equipment                                           20             764
  Decrease (increase) in notes receivable and other assets                                 270              (5)
                                                                                -------------------------------
        Net cash used by investing activities                                           (2,318)         (1,528)
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

                       AIR METHODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (AMOUNTS IN THOUSANDS)
                                      (UNAUDITED)


                                                           SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------
                                                             2003            2002
                                                        ------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net           $          300          2,787
  Payments for purchases of common stock                           (32)        (1,071)
  Net borrowings under line of credit                            4,445             --
  Proceeds from issuance of long-term debt                       2,490             --
  Payments of long-term debt                                    (3,195)        (2,293)
  Payments of capital lease obligations                           (362)          (165)
                                                        ------------------------------
      Net cash provided (used) by financing activities           3,646           (742)
                                                        ------------------------------

Increase in cash and cash equivalents                            1,340            634

Cash and cash equivalents at beginning of period                 1,410          2,838
                                                        ------------------------------

Cash and cash equivalents at end of period              $        2,750          3,472
                                                        ==============================


Non-cash investing and financing activities:

In the six months ended June 30, 2003, the Company settled a note payable totaling $1,121 in exchange for the aircraft securing the debt. The Company also entered into a note payable of $516 to finance insurance policies.

In the six months ended June 30, 2003, the Company made adjustments to the purchase price allocation related to the acquisition of Rocky Mountain Holdings, LLC (RMH), which decreased goodwill by $1,090, increased accounts receivable by $1,488, and increased other accrued liabilities by $398.

In the six months ended June 30, 2002, the Company entered into a note payable totaling $1,290 to finance the buyout of a helicopter previously under an operating lease.



See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                     2003       2002
                                                                  ---------  ---------
FOR QUARTER ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    9,561,705  9,055,443
  Dilutive effect of:
    Common stock options                                             86,890    236,138
    Common stock warrants                                           282,931     14,888
                                                                  ---------  ---------
  Weighted average number of common shares outstanding - diluted  9,931,526  9,306,469
                                                                  =========  =========

FOR SIX MONTHS ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    9,541,905  8,913,054
  Dilutive effect of:
    Common stock options                                             76,223    193,545
    Common stock warrants                                           278,079     14,351
                                                                  ---------  ---------
  Weighted average number of common shares outstanding - diluted  9,896,207  9,120,950
                                                                  =========  =========

     Common stock options totaling 187,500 and 173,825 were not included in the diluted income per share calculation for the quarters ended June 30, 2003 and 2002, respectively, because their effect would have been anti-dilutive. Common stock options totaling 187,500 and common stock warrants totaling 25,000 were not included in the diluted income per share calculation for the six months ended June 30, 2003, and common stock options totaling 260,000 were not included in the diluted income per share calculation for the six months ended June 30, 2002, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2003, consisted of the following (amounts in thousands except share amounts):

                                                         Shares
                                                      Outstanding    Amount
                                                      ----------------------
     Balances at January 1, 2003                        9,472,979   $46,218

     Issuance of common shares for options exercised       92,543       300
     Purchase of treasury shares                           (2,637)      (32)
     Options and warrants issued for services                  --        75
     Net income                                                --       791
                                                      ----------------------

     Balances at June 30, 2003                          9,562,885   $47,352
                                                      ======================


(4)  STOCK-BASED  COMPENSATION
     -------------------------

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

                                 Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                   2003       2002      2003      2002
                                -----------------------------------------
     Net income:
       As reported              $    1,307      1,401      791      3,104
       Pro forma                     1,244      1,357      679      3,015

     Basic income per share:
       As reported              $      .14        .15      .08        .35
       Pro forma                       .12        .13      .07        .30

     Diluted income per share:
       As reported              $      .13        .15      .08        .34
       Pro forma                       .12        .13      .06        .29


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 57%, and expected life of 3 years in both 2003 and 2002; and risk-free interest rates of 1.7% and 1.8%. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002, was $3.11 and $2.47, respectively.

(5)  NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not expect adoption of Statement 150 to have a material impact on its results of operations or financial position.

(6)  RECLASSIFICATIONS
     -----------------

     Certain prior period amounts have been reclassified to conform with the 2003 presentation.

(7)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in fifteen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

                                                   Products   Corporate   Intersegment
FOR QUARTER ENDED JUNE 30:        CBM       HBM    Division  Activities   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------
2003
External revenue                $33,605   22,072      1,577         210             --         57,464
Intersegment revenue                 --       --        967          --           (967)            --
                                ----------------------------------------------------------------------
Total revenue                    33,605   22,072      2,544         210           (967)        57,464
                                ----------------------------------------------------------------------

Operating expenses               23,255   18,374      2,278       1,867           (758)        45,016
Depreciation & amortization       1,186    1,147         44         431             --          2,808
Bad debt expense                  5,572       --         --          --             --          5,572
Interest expense                    929      956         --          43             --          1,928
Interest income                      --       --         --          (3)            --             (3)
Income tax expense                   --       --         --         836             --            836
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 2,663    1,595        222      (2,964)          (209)         1,307
                                ======================================================================

Total assets                    $66,503   N/A      N/A          136,189         (2,164)       200,528
                                ======================================================================

2002
External revenue                $15,339   10,646      1,765          --             --         27,750
Intersegment revenue                 --       --        101          --           (101)            --
                                ----------------------------------------------------------------------
Total revenue                    15,339   10,646      1,866          --           (101)        27,750
                                ----------------------------------------------------------------------

Operating expenses                9,185    9,061      1,393         848            (93)        20,394
Depreciation & amortization         621      715         34          44             --          1,414
Bad debt expense                  3,239       --         --          --             --          3,239
Interest expense                    243      174         --          --             --            417
Interest income                      --       (4)        --          (6)            --            (10)
Income tax expense                   --       --         --         895             --            895
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 2,051      700        439      (1,781)            (8)         1,401
                                ======================================================================

Total assets                    $41,120   N/A      N/A           55,052         (2,164)        94,008
                                ======================================================================

FOR SIX MONTHS ENDED JUNE 30:
2003
External revenue                $63,319   43,107      2,912         424             --        109,762
Intersegment revenue                 --       --      2,084          --         (2,084)            --
                                ----------------------------------------------------------------------
Total revenue                    63,319   43,107      4,996         424         (2,084)       109,762
                                ----------------------------------------------------------------------

Operating expenses               44,011   36,406      4,358       4,044         (1,740)        87,079
Depreciation & amortization       2,301    2,302         89         864             --          5,556
Bad debt expense                 11,902       --         --          --             --         11,902
Interest expense                  1,925    1,945         --          64             --          3,934
Interest income                      (1)      (2)        --          (3)            --             (6)
Income tax expense                   --       --         --         506             --            506
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 3,181    2,456        549      (5,051)          (344)           791
                                ======================================================================

Total assets                    $66,503   N/A      N/A          136,189         (2,164)       200,528
                                ======================================================================

2002
External revenue                $30,127   20,739      3,227          --             --         54,093
Intersegment revenue                 --       --        290          --           (290)            --
                                ----------------------------------------------------------------------
Total revenue                    30,127   20,739      3,517          --           (290)        54,093
                                ----------------------------------------------------------------------

Operating expenses               17,470   17,048      2,627       1,778           (271)        38,652
Depreciation & amortization       1,205    1,416         74          90             --          2,785
Bad debt expense                  6,723       --         --          --             --          6,723
Interest expense                    496      366         --          --             --            862
Interest income                      (1)      (5)        --         (10)            --            (16)
Income tax expense                   --       --         --       1,983             --          1,983
                                ----------------------------------------------------------------------
Segment net income (loss)       $ 4,234    1,914        816      (3,841)           (19)         3,104
                                ======================================================================

Total assets                    $41,120   N/A      N/A           55,052         (2,164)        94,008
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

RESULTS  OF  OPERATIONS

The Company reported net income of $1,307,000 and $791,000 for the three and six months ended June 30, 2003, respectively, compared to net income of $1,401,000 and $3,104,000 for the three and six months ended June 30, 2002, respectively.

Flight revenue increased $29,847,000, or 115.7%, and $56,043,000, or 111.4%, for
the three and six months ended June 30, 2003, respectively, compared to 2002. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
- CBM - Flight revenue increased $18,413,000, or 121.3%, to $33,596,000 for the second quarter of 2003 and $33,646,000, or 113.5%, to $63,294,000 for
     the  six  months  ended  June  30,  2003,  for  the  following  reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH's CBM operations totaled $19,746,000 and $37,663,000 for the three and six months ended June 30, 2003.
     - Revenue of $708,000 and $1,766,000 for the three and six months ended June 30, 2003, respectively, from the addition of three new CBM bases during or subsequent to the second quarter of 2002.
     - Price increase of approximately 10% for all CBM operations effective November 1, 2002.
     - Decrease in flight volume for bases open longer than one year. Excluding the impact of the RMH acquisition and the addition of the new bases discussed above, total flight volume for all CBM operations decreased 8.6% and 12.5% in the three and six months ended June 30, 2003, respectively, compared to the prior year. The decrease in flight volume is primarily attributed to adverse weather conditions which prevented operation of the aircraft. Over 1,400 flights in the second quarter and 2,600 flights during the six-month period were canceled due to weather.
- HBM - Flight revenue increased $11,434,000, or 107.8%, to $22,042,000 for the second quarter of 2003 and $22,397,000, or 108.4%, to $43,064,000 for
     the  six  months  ended  June  30,  2003,  for  the  following  reasons:
     - Acquisition of RMH in October 2002. Flight revenue for RMH's HBM operations totaled $10,903,000 and $21,342,000, respectively, during the three and six months ended June 30, 2003.
     - Revenue of approximately $274,000 and $939,000 for the three and six months ended June 30, 2003, respectively, generated by the addition of one new contract in the second quarter of 2002 and one in the third quarter of 2002.
     - Annual price increases in the majority of contracts based on changes in hull insurance rates and in the Consumer Price Index.
     - Decrease of 1.5% and 4.8% in flight volume for all contracts excluding RMH contracts and the new contracts discussed above for the three and six months ended June 30, 2003, respectively.

Sales of medical interiors and products decreased $188,000, or 10.7%, and $315,000, or 9.8%, for the three and six months ended June 30, 2003, compared to 2002. Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers. Also in the second quarter of 2003, the Company began the manufacture of 11 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter. Revenue by product line for the quarter and six months ended June 30, 2003, respectively, was as follows:
- $1,251,000 and $2,423,000 - manufacture and installation of modular, medical interiors
-    $185,000  and  $185,000  -  manufacture  of  multi-mission  interiors
-    $141,000  and $304,000 - design and manufacture of other aerospace products

Significant  projects  in  2002  included  the  completion  of  five  HH-60L
Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or modular interior components for six commercial customers. In the first quarter of 2002, the Company also began development of a litter system for the U.S. Army's Medical Evacuation Vehicle (MEV). Production of 42 MEV units began in the second quarter. Revenue by product line for the quarter and six months ended June 30, 2002, respectively, was as follows:
- $1,134,000 and $1,615,000 - manufacture and installation of modular, medical interiors
-    $10,000  and  $778,000  - design and manufacture of multi-mission interiors
-    $621,000  and $834,000 - design and manufacture of other aerospace products

Cost of medical interiors and products increased 11.3% and 15.0% for the three and six months ended June 30, 2003, as compared to the previous year. The average net margin earned on projects during 2003 was 21% compared to 42% in 2002. Aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. The cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased 145.4% and 151.6% for the quarter and six months ended June 31, 2003, respectively, compared to 2002. Changes by business segment are as follows:
- CBM - Flight center costs increased 181.0% to $12,488,000 and 188.5% to $24,484,000 for the three and six months ended June 30, 2003, respectively, for the following reasons:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH's CBM operations totaled approximately $7,055,000 and $13,895,000 for the three and six months ended June 30, 2003, respectively.
     - Approximately $538,000 and $1,102,000 for the three and six months ended June 30, 2003, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.
- HBM - Flight center costs increased 107.2% to $8,599,000 and 112.3% to $16,914,000 for the three and six months ended June 30, 2003, respectively, primarily due to the following:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH's HBM operations totaled approximately $4,324,000 and $8,304,000 for the three and six months ended June 30, 2003.
     - Approximately $78,000 and $347,000 for the three and six months ended June 30, 2003, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.

Aircraft operating expenses increased 110.8% and 124.5% for the three and six months ended June 30, 2003, respectively, in comparison to the three and six months ended June 30, 2002. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
-    Acquisition  of  RMH  in  October  2002. Expenses for the RMH fleet totaled
     $6,122,000 and $12,192,000 for the three and six months ended June 30, 2003.
- Addition of seven helicopters for CBM operations and one helicopter and one fixed wing aircraft for HBM operations since June 30, 2002, resulting in an increase of approximately $520,000 and $983,000 in aircraft operating expenses for the quarter and six months ended June 30, 2003, respectively.
- Addition of personnel in aircraft overhaul, avionics repair, purchasing, and aircraft records departments to support the increase in the size of the fleet resulting from the RMH acquisition.
- Hull and liability insurance rate increase of approximately 20% effective July 2002, due to overall insurance market conditions.

Aircraft rental expense increased 150.1% and 148.5% for the three and six months ended June 30, 2003, respectively, in comparison to the three and six months ended June 30, 2002. Expense for 37 RMH aircraft under operating leases totaled $1,539,000 and $3,074,000 during the quarter and six months ended June 30, 2003. Rental expense related to eight other leased aircraft added to the Company's fleet since June 30, 2002, totaled $388,000 and $558,000 in the three and six months ended June 30, 2003.

Depreciation and amortization expense increased 98.6% and 99.5% for the three and six months ended June 30, 2003, respectively, compared to 2002. Depreciation related to assets added as part of the RMH acquisition totaled $1,201,000 and $2,462,000 during the quarter and six months ended June 30, 2003.

The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 72.0% and 77.0% for the quarter and six months ended June 30, 2003, compared to 2002, due primarily to the acquisition of RMH. Bad debt as a percentage of related net flight revenue decreased from 22.7% in six months ended June 30, 2002 to 18.8% in the six months ended June 30, 2003, primarily as the result of an increase in the number Medicare and Medicaid transports compared to total transports. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 36.3% of related gross flight revenue in six-month period of 2002 to 42.4% in six-month period of 2003. The increase in total reserves is related to the acquisition of RMH, whose collection experience had historically been less favorable than other CBM operations owned by the Company. Excluding the impact of the RMH acquisition, the Company's overall reserve rate for uncollectible accounts, including contractual discounts, remained unchanged in 2003 compared to 2002. Bad debt expense related to HBM operations and Products Division was not significant in either 2003 or 2002.

General and administrative expenses increased 121.8% and 101.4% for the quarter and six months ended June 30, 2003, respectively, compared to 2002, reflecting the impact of the RMH transaction. General and administrative expenses include accounting and finance, human resources, aviation management, and pilot training. On average, the Company doubled the number of personnel in each area to manage the expanded operations with the acquisition of RMH and the growth outlined above in the discussion of flight revenue. Also included in general and administrative expenses is program administration costs for CBM operations. Program administration costs for RMH's CBM operations totaled approximately
$784,000  and  $1,361,000  for  the  three  and  six months ended June 30, 2003.

Interest expense increased 362.4% and 356.4% for the quarter and six months ended June 30, 2003, compared to 2002, primarily as a result of the RMH acquisition. Interest expense related to debt assumed or incurred in conjunction with the RMH acquisition totaled $1,696,000 and $3,285,000 for the three and six months ended June 30, 2003.

The Company recorded income tax expense of $506,000 in 2003 and $1,983,000 in 2002, both at an effective rate of 39%.

FINANCIAL  CONDITION

Net working capital increased from $28,575,000 at December 31, 2002, to $34,830,000 at June 30, 2003, primarily due to an increase in receivables consistent with increased revenue for CBM and HBM operations. Cash and cash equivalents increased $1,340,000 from $1,410,000 to $2,750,000 over the same period, for the reasons discussed below.

Cash generated by operations in the six months ended June 30, 2003, totaled $12,000 compared to $2,904,000 in 2002. Significant uses of cash in 2003 included the increase in receivables, net of bad debt expense, discussed above and a decrease in accounts payable and other accrued liabilities. The decrease in accounts payable and other accrued liabilities is due to the normal payment cycles of the Company's business. These uses of cash were partially offset by an increase in the balance of accrued overhaul and parts replacement costs 2003. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled.

Cash used by investing activities totaled $2,318,000 in 2003 compared to $1,528,000 in 2002. Equipment acquisitions in 2003 and 2002 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, or rotable equipment. In 2003, the Company received $116,000 in full payment of a note receivable. During 2002, the Company received proceeds from a sale-leaseback transaction for a BK117 helicopter.

Financing activities generated $3,646,000 in 2003 compared to using $742,000 in 2002. The primary use of cash in both 2003 and 2002 was regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in 2003 by draws against the Company's line of credit and proceeds from the new debt agreements described below. Payments for long-term debt and purchases of common stock were offset in part in 2002 by proceeds from the issuance of common stock for options exercised.

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

Community-Based  Model

During the second quarter of 2003, the Company opened CBM operations at new locations in Georgia and Florida and acquired certain business assets from another air medical service provider in southeastern Arizona, resulting in an increase in the number of operating bases in the region from three to four. The Company expects an increase in annual flight volume for the three previously existing bases as a result of the acquisition, as well as an increase in flight volume with the addition of the fourth base. The Company also expects to begin operations at new locations in New York and California during the third quarter of 2003.

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

Products  Division

As of June 30, 2003, the Company was completing the production of four modular medical interiors for four commercial customers. During the second quarter, the Company was awarded a contract for 11 HH-60L Multi-Mission Medevac Systems, with delivery to be completed in 2004. Remaining revenue for all contracts is estimated at $5,890,000 and is expected to be recognized during the remainder of 2003 and into the fourth quarter of 2004.

The current U.S. Army Aviation Modernization Plan defines a requirement for 357 HH-60L Multi-Mission Medevac units in total over 20 years beginning in 1996. The Company also expects to receive a contract for 15 additional MEV litter systems in 2003, with delivery to be completed in 2004. The U.S. Army has defined a requirement for a total of 121 units over 4 years, beginning with the units produced in 2002. There is no assurance that the current contract option for either program will be exercised or orders for additional units will be received in 2003 or in future periods.

All  Segments

There can be no assurance that the Company will successfully integrate RMH operations into its three divisions or continue to renew operating agreements for its HBM operations, generate new profitable contracts for the Products Division, or maintain flight volume for CBM operations. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2003. The Company also had approximately $14,594,000 in borrowing capacity available under the revolving credit facility as of June 30, 2003.

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

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $110 million of indebtedness, of which approximately $92.1 million was outstanding at June 30, 2003. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

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

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of June 30, 2003, the Company was aware of one foreign person who holds approximately 9.9% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

- Shareholder dilution - As of June 30, 2003, there were outstanding stock options to purchase approximately 707,783 shares of common stock and outstanding warrants to purchase 593,224 shares of common stock. To the extent that the outstanding stock options or warrants are exercised, dilution to the interest of common stockholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of the outstanding options can be expected to exercise them at a time when any needed capital may be able to be obtained on terms more favorable than those provided in the outstanding options.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $17 million outstanding against the senior revolving credit facility and $2.4 million in notes payable. Based on the amounts outstanding at June 30, 2003, the annual impact of a 1% change in interest rates on variable-rate debt would be approximately $194,000. Interest rates on these instruments approximate current market rates as of June 30, 2003. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

ITEM 4.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2003 Annual Meeting of Stockholders was held on June 11, 2003. At the meeting, Mr. Ralph J. Bernstein and Dr. Lowell D. Miller were elected to Class III directorships. Voting results were as follows:

                                                         Total Vote
                                        Total Vote For  Withheld From
                                        Each Director   Each Director
                                        --------------  -------------
          Ralph J. Bernstein                 7,692,938        734,938
          Lowell D. Miller                   8,273,338        154,538

ITEM 5.   OTHER INFORMATION

          The Office & Professional Employees International Union has scheduled a vote on unionization of the Company's pilot workforce to be held during the third quarter of 2003.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               EXHIBIT
               NUMBER    DESCRIPTION  OF  EXHIBITS
               ------    -------------------------

               10.1      Amendment to 1995 Stock Option Plan

               31.1 Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32 Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports  on  Form  8-K

               Current Report on Form 8-K dated May 12, 2003, filing Consent of KPMG LLP dated May 12, 2003, under Item 7

               Current Report on Form 8-K dated May 13, 2003, reporting Items 7 and 12 (under Item 9) and furnishing the Company's press release regarding financial results for the quarter ended March 31, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AIR METHODS CORPORATION



Date:  August 14, 2003                  By /s/ Aaron D. Todd
                                           ------------------------------------
                                           Aaron D. Todd
                                           Chief Executive Officer


Date:  August 14, 2003                 By  /s/ Trent J. Carman
                                           ------------------------------------
                                           Trent J. Carman
                                           Chief Financial Officer


Date:  August 14, 2003                 By  /s/ Sharon J. Keck
                                           ------------------------------------
                                           Sharon J. Keck
                                           Chief Accounting Officer