Form 10-Q
period 2003-09-30
AIR METHODS CORP
filed 2003-11-14
CIK 816159

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-16079

AIR METHODS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (303) 792-7400

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 24, 2003, was 9,602,594.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,182	1,410
Current installments of notes receivable	70	45
Receivables:
Trade	72,925	54,814
Less allowance for doubtful accounts	(17,805)	(16,996)

	55,120	37,818
Insurance proceeds	532	256
Other	2,439	4,243

Total receivables	58,091	42,317

Inventories	9,471	12,003
Work-in-process on medical interiors and products contracts	111	203
Assets held for sale	2,138	3,242
Costs and estimated earnings in excess of billings on uncompleted contracts	1,043	703
Deferred tax asset	—	1,684
Prepaid expenses and other	1,836	1,921

Total current assets	75,942	63,528

Equipment and leasehold improvements:
Land	190	190
Flight and ground support equipment	147,791	145,715
Furniture and office equipment	9,458	8,951

	157,439	154,856
Less accumulated depreciation and amortization	(44,446)	(36,551)

Net equipment and leasehold improvements	112,993	118,305

Goodwill	5,646	4,291
Notes receivable, less current installments	263	124
Other assets, net of accumulated amortization of $1,185 and $720 at September 30, 2003 and December 31, 2002, respectively	9,189	10,148

Total assets	$204,033	196,396

(Continued)

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$1,483	2,604
Current installments of long-term debt	6,836	5,604
Current installments of obligations under capital leases	759	737
Accounts payable	2,888	4,846
Accrued overhaul and parts replacement costs	10,109	8,657
Deferred revenue	2,107	1,258
Billings in excess of costs and estimated earnings on uncompleted contracts	189	530
Accrued wages and compensated absences	4,124	5,417
Deferred income taxes	2,527	—
Other accrued liabilities	6,676	5,300

Total current liabilities	37,698	34,953
Long-term debt, less current installments	80,526	77,247
Obligations under capital leases, less current installments	2,553	3,150
Accrued overhaul and parts replacement costs	28,493	25,871
Deferred income taxes	1,326	3,450
Other liabilities	3,265	5,507

Total liabilities	153,861	150,178

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 9,637,109 and 9,488,679 shares at September 30, 2003 and December 31, 2002, respectively	578	569
Additional paid-in capital	55,590	55,127
Accumulated deficit	(5,994)	(9,477)
Treasury stock at par, 34,861 and 15,700 common shares at September 30, 2003 and December 31, 2002, respectively	(2)	(1)

Total stockholders’ equity	50,172	46,218

Total liabilities and stockholders’ equity	$204,033	196,396

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Flight revenue	$65,023	26,577	171,381	76,892
Sales of medical interiors and products	1,702	1,775	4,614	5,002
Parts and maintenance sales and services	234	556	726	1,093
Gain on disposition of assets, net	18	—	—	—

	66,977	28,908	176,721	82,987

Operating expenses:
Flight centers	22,844	9,132	64,241	25,586
Aircraft operations	14,475	6,780	41,759	18,931
Aircraft rental	3,251	1,294	9,111	3,652
Medical interiors and products sold	1,070	1,267	3,573	3,444
Cost of parts and maintenance sales and services	251	512	742	1,005
Depreciation and amortization	2,905	1,436	8,461	4,221
Bad debt expense	10,158	3,865	22,060	10,588
Loss on disposition of assets, net	—	65	8	51
General and administrative	5,444	2,609	15,668	7,685

	60,398	26,960	165,623	75,163

Operating income	6,579	1,948	11,098	7,824
Other income (expense):
Interest expense	(2,218)	(425)	(6,152)	(1,287)
Interest income	80	10	86	26
Other, net	(28)	32	678	89

Income before income taxes	4,413	1,565	5,710	6,652
Income tax expense	1,721	610	2,227	2,593

Net income	$2,692	955	3,483	4,059

Basic income per common share	$.28	.10	.36	.45

Diluted income per common share	$.27	.10	.35	.44

Weighted average number of common shares outstanding – basic	9,577,916	9,440,442	9,554,040	9,090,782

Weighted average number of common shares outstanding – diluted	9,974,973	9,564,604	9,926,561	9,250,558

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,483	4,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,461	4,221
Vesting of common stock options issued for services	75	40
Bad debt expense	22,060	10,588
Deferred income tax expense	2,087	2,313
Loss on retirement and sale of equipment, net	8	51
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	525	(449)
Increase in receivables	(36,764)	(17,825)
Decrease (increase) in inventories	1,264	(738)
Decrease (increase) in work-in-process on medical interiors and costs in excess of billings	(281)	142
Decrease in accounts payable and other accrued liabilities	(3,521)	(32)
Increase (decrease) in deferred revenue, billings in excess of costs, and other liabilities	(769)	763
Increase in accrued overhaul and parts replacement costs	3,583	2,193

Net cash provided by operating activities	211	5,326

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(2,884)	(2,782)
Proceeds from disposition and sale of equipment	10	818
Decrease (increase) in notes receivable and other assets	620	(1,198)

Net cash used by investing activities	(2,254)	(3,162)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$562	3,035
Payments for purchases of common stock	(166)	(1,071)
Net borrowings under line of credit	6,261	—
Proceeds from issuance of long-term debt	2,490	—
Payments of long-term debt	(4,757)	(3,085)
Payments of capital lease obligations	(575)	(275)

Net cash provided (used) by financing activities	3,815	(1,396)

Increase in cash and cash equivalents	1,772	768
Cash and cash equivalents at beginning of period	1,410	2,838

Cash and cash equivalents at end of period	$3,182	3,606

Non-cash investing and financing activities:

In the nine months ended September 30, 2003, the Company sold a hangar in exchange for a note receivable totaling $315.

In the nine months ended September 30, 2003, the Company settled a note payable totaling $1,121 in exchange for the aircraft securing the debt. The Company also entered into a note payable of $516 to finance insurance policies.

In the nine months ended September 30, 2003, the Company made adjustments to the purchase price allocation related to the acquisition of Rocky Mountain Holdings, LLC (RMH), which increased goodwill by $1,341, increased accounts receivable by $1,070, decreased inventory by $1,268, decreased work in process by $33, decreased prepaid expenses by $59, decreased equipment by $342, decreased other assets by $27, increased accounts payable and other accrued liabilities by $1,647, increased deferred revenue by $66, and decreased other liabilities by $1,031.

In the nine months ended September 30, 2002, the Company entered into a note payable totaling $1,290 to finance the buyout of a helicopter previously under an operating lease and into a capital lease obligation of $67 to finance the acquisition of communications equipment.

In the nine months ended September 30, 2002, the Company repossessed an aircraft previously sold to a former franchisee in Brazil. The $418 balance of the Company’s investment in the aircraft, consisting primarily of a note receivable from the franchisee, was reclassified in the consolidated financial statements as an asset held for sale.

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002.

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

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2003	2002

For quarter ended September 30:
Weighted average number of common shares outstanding – basic	9,577,916	9,440,442
Dilutive effect of:
Common stock options	105,490	110,662
Common stock warrants	291,567	13,500

Weighted average number of common shares outstanding – diluted	9,974,973	9,564,604

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	9,554,040	9,090,782
Dilutive effect of:
Common stock options	89,692	145,673
Common stock warrants	282,829	14,103

Weighted average number of common shares outstanding – diluted	9,926,561	9,250,558

Common stock options totaling 187,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2003, because their effect would have been anti-dilutive. Common stock options totaling 330,000 and 280,000 were not included in the diluted income per share calculation for the three and nine months ended September 30, 2002, respectively, because their effect would have been anti-dilutive.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2003, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2003	9,472,979	$46,218
Issuance of common shares for options exercised	148,430	562
Purchase of treasury shares	(19,161)	(166)
Options and warrants issued for services	—	75
Net income	—	3,483

Balances at September 30, 2003	9,602,248	$50,172

(4)	Stock-based Compensation

The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company grants its options at or above market value, no compensation cost has been recognized relating to the plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income:
As reported	$2,692	955	3,483	4,059
Pro forma	2,629	452	3,308	3,467
Basic income per share:
As reported	$.28	.10	.36	.45
Pro forma	.27	.05	.35	.38
Diluted income per share:
As reported	$.27	.10	.35	.44
Pro forma	.26	.05	.33	.37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 0%, expected volatility of 57%, and expected life of 3 years in both 2003 and 2002; and risk-free interest rates of 1.7% and 1.8%. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002, was $3.11 and $2.66, respectively.

(5)	New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of Statement 150 did not have an impact on the Company’s results of operations or financial position.

(6)	Long-term Debt Covenants

At September 30, 2003, the Company was not in compliance with a covenant under the subordinated debt agreement which requires a minimum EBITDA (as defined in the agreement), but has obtained a waiver from the holder of the debt for the non-compliance. As part of the waiver, certain prepayment provisions of the subordinated debt agreement were modified and monetary penalties will be incurred if the Company has not achieved specified EBITDA levels at December 31, 2004.

(7)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in fifteen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•	Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

			Products	Corporate	Intersegment
	CBM	HBM	Division	Activities	Eliminations	Consolidated

For quarter ended September 30:
2003
External revenue	$41,971	23,065	1,702	221	—	66,959
Intersegment revenue	—	—	2,392	—	(2,392)	—

Total revenue	41,971	23,065	4,094	221	(2,392)	66,959

Operating expenses	25,645	18,560	2,830	2,048	(1,738)	47,345
Depreciation & amortization	1,261	1,167	39	438	—	2,905
Bad debt expense	10,158	—	—	—	—	10,158
Interest expense	1,023	1,127	—	68	—	2,218
Interest income	—	(76)	—	(4)	—	(80)
Income tax expense	—	—	—	1,721	—	1,721

Segment net income (loss)	$3,884	2,287	1,225	(4,050)	(654)	2,692

Total assets	$70,930	N/A	N/A	135,267	(2,164)	204,033

2002
External revenue	$15,957	11,176	1,775	—	—	28,908
Intersegment revenue	—	—	148	—	(148)	—

Total revenue	15,957	11,176	1,923	—	(148)	28,908

Operating expenses	9,967	9,333	1,426	1,028	(127)	21,627
Depreciation & amortization	638	734	30	34	—	1,436
Bad debt expense	3,865	—	—	—	—	3,865
Interest expense	240	185	—	—	—	425
Interest income	(1)	(4)	—	(5)	—	(10)
Income tax expense	—	—	—	610	—	610

Segment net income (loss)	$1,248	928	467	(1,667)	(21)	955

Total assets	$42,338	N/A	N/A	57,816	(2,164)	97,990

For nine months ended September 30:
2003
External revenue	$105,290	66,172	4,614	645	—	176,721
Intersegment revenue	—	—	4,476	—	(4,476)	—

Total revenue	105,290	66,172	9,090	645	(4,476)	176,721

Operating expenses	69,656	54,966	7,188	6,092	(3,478)	134,424
Depreciation & amortization	3,562	3,469	128	1,302	—	8,461
Bad debt expense	22,060	—	—	—	—	22,060
Interest expense	2,948	3,072	—	132	—	6,152
Interest income	(1)	(78)	—	(7)	—	(86)
Income tax expense	—	—	—	2,227	—	2,227

Segment net income (loss)	$7,065	4,743	1,774	(9,101)	(998)	3,483

Total assets	$70,930	N/A	N/A	135,267	(2,164)	204,033

2002
External revenue	$46,070	31,915	5,002	—	—	82,987
Intersegment revenue	—	—	438	—	(438)	—

Total revenue	46,070	31,915	5,440	—	(438)	82,987

Operating expenses	27,423	26,381	4,053	2,806	(398)	60,265
Depreciation & amortization	1,843	2,150	104	124	—	4,221
Bad debt expense	10,588	—	—	—	—	10,588
Interest expense	736	551	—	—	—	1,287
Interest income	(2)	(9)	—	(15)	—	(26)
Income tax expense	—	—	—	2,593	—	2,593

Segment net income (loss)	$5,482	2,842	1,283	(5,508)	(40)	4,059

Total assets	$42,338	N/A	N/A	57,816	(2,164)	97,990

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 1 of this report. This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning possible or assumed future results of the Company; size, structure and growth of the Company’s air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume of CBM operations; and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company’s annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

Results of Operations

The Company reported net income of $2,692,000 and $3,483,000 for the three and nine months ended September 30, 2003, respectively, compared to net income of $955,000 and $4,059,000 for the three and nine months ended September 30, 2002, respectively. The Company’s operating results for 2003 were affected by the acquisition of Rocky Mountain Holdings, LLC (RMH) in October 2002. RMH provides air medical transport services throughout the United States under both the community-based and hospital-based delivery models.

Flight revenue increased $38,446,000, or 144.7%, and $94,489,000, or 122.9%, for the three and nine months ended September 30, 2003, respectively, compared to 2002. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

•	CBM – Flight revenue increased $26,571,000, or 172.6%, to $41,965,000 for the third quarter of 2003 and $60,217,000, or 133.7%, to $105,259,000 for the nine months ended September 30, 2003. Total patient transports for the nine months ended September 30, 2003, were approximately 18,600 compared to approximately 8,400 for the nine months ended September 30, 2002. The increases in flight revenue were due to the following:

•	Acquisition of RMH in October 2002. Flight revenue generated by RMH’s CBM operations totaled $23,000,000 and $59,128,000 for the three and nine months ended September 30, 2003.

•	Revenue of $3,775,000 and $7,076,000 for the three and nine months ended September 30, 2003, respectively, from the addition of five new CBM bases in 2003 and one new base in the second quarter of 2002.

•	Price increase of approximately 10% for all CBM operations effective November 1, 2002.

•	Decrease in flight volume during the nine-month period for bases open longer than one year. Excluding the impact of the RMH acquisition and the addition of the new bases discussed above, total flight volume for all CBM operations decreased 7.2% in the nine months ended September 30, 2003, compared to the prior year. The decrease in flight volume is primarily attributed to adverse weather conditions which prevented operation of the aircraft. Flight volume in the third quarter increased 8.0% compared to the previous year for bases open longer than one year.

•	HBM – Flight revenue increased $11,875,000, or 106.2%, to $23,058,000 for the third quarter of 2003 and $34,272,000, or 107.6%, to $66,122,000 for the nine months ended September 30, 2003, for the following reasons:

•	Acquisition of RMH in October 2002. Flight revenue for RMH’s HBM operations totaled $11,545,000 and $32,887,000, respectively, during the three and nine months ended September 30, 2003.

•	Revenue of approximately $939,000 for the nine months ended September 30, 2003, generated by the addition of one new contract in the second quarter of 2002 and one in the third quarter of 2002.

•	Annual price increases in the majority of contracts based on changes in hull insurance rates and in the Consumer Price Index.

•	Flight volume for all contracts excluding RMH contracts and the new contracts discussed above was substantially unchanged for the third quarter and reflected a 2% decrease for the nine months ended September 30, 2003, compared to the prior year.

Sales of medical interiors and products decreased $73,000, or 4.1%, and $388,000, or 7.8%, for the three and nine months ended September 30, 2003, compared to 2002. Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers. In the second quarter of 2003, the Company began the manufacture of 11 Multi-Mission Medevac Systems for the U. S. Army’s HH-60L Black Hawk helicopter. Revenue by product line for the quarter and nine months ended September 30, 2003, respectively, was as follows:

•	$1,067,000 and $1,252,000 - design and manufacture of multi-mission interiors

•	$534,000 and $2,957,000 - manufacture and installation of modular, medical interiors

•	$101,000 and $405,000 - design and manufacture of other aerospace products

Significant projects in 2002 included the completion of five HH-60L Multi-Mission Medevac Systems for the U.S. Army and manufacture of medical interiors or multi-functional interior components for six commercial customers. In the first quarter of 2002, the Company began development of a litter system for the U.S. Army’s Medical Evacuation Vehicle (MEV). Production of 42 MEV units began in the second quarter. Revenue by product line for the quarter and nine months ended September 30, 2002, respectively, was as follows:

•	$30,000 and $808,000 - design and manufacture of multi-mission interiors

•	$633,000 and $2,248,000 - manufacture and installation of modular, medical interiors

•	$1,112,000 and $1,946,000 - design and manufacture of other aerospace products

Cost of medical interiors and products decreased 15.5% for the third quarter of 2003, reflecting the decrease in revenue and a reduction in indirect costs. Costs increased 3.7% for the nine months ended September 30, 2003, as compared to the previous year. The average net margin earned on projects during 2003 was 22% compared to 40% in 2002. Aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. The majority of the engineering and documentation costs were incurred prior to the third quarter of 2003. The cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $13,712,000, or 150.2%, and $38,655,000, or 151.1%, for the quarter and nine months ended September 30, 2003, respectively, compared to 2002. Changes by business segment are as follows:

•	CBM – Flight center costs increased $9,448,000, or 199.5% to $14,185,000 and $25,444,000, or 192.4%, to $38,669,000 for the three and nine months ended September 30, 2003, for the following reasons:

•	Acquisition of RMH in October 2002. Flight center costs related to RMH’s CBM operations totaled approximately $7,578,000 and $20,877,000 for the three and nine months ended September 30, 2003, respectively.

•	Approximately $1,496,000 and $3,194,000 for the three and nine months ended September 30, 2003, for the addition of personnel to staff new base locations described above.

•	Increases in salaries for merit pay raises.

•	Increases in the cost of medical and workers compensation insurance premiums paid by the Company.

•	HBM - Flight center costs increased $4,264,000, or 97.0%, to $8,659,000 and $13,212,000, or 106.9%, to $25,573,00 for the three and nine months ended September 30, 2003, primarily due to the following:

•	Acquisition of RMH in October 2002. Flight center costs related to RMH’s HBM operations totaled approximately $4,015,000 and $12,319,000 for the three and nine months ended September 30, 2003.

•	Approximately $347,000 for the nine months ended September 30, 2003, for the addition of personnel to staff new base locations described above.

•	Increases in salaries for merit pay raises.

•	Increases in the cost of medical and workers compensation insurance premiums paid by the Company.

Aircraft operating expenses increased $7,695,000, or 113.5%, and $22,828,000, or 120.6%, for the three and nine months ended September 30, 2003, respectively, in comparison to the three and nine months ended September 30, 2002. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

•	Acquisition of RMH in October 2002. Expenses for the RMH fleet totaled $5,651,000 and $17,843,000 for the three and nine months ended September 30, 2003.

•	Addition of eight helicopters for CBM operations since September 30, 2002, resulting in an increase of approximately $627,000 and $1,610,000 in aircraft operating expenses for the quarter and nine months ended September 30, 2003, respectively.

•	Addition of personnel in aircraft overhaul, avionics repair, purchasing, and aircraft records departments to support the increase in the size of the fleet resulting from the RMH acquisition.

Aircraft rental expense increased $1,957,000, or 151.2%, and $5,459,000, or 149.5%, for the three and nine months ended September 30, 2003, respectively, in comparison to the three and nine months ended September 30, 2002. Expense for RMH aircraft under operating leases totaled $1,608,000 and $4,682,000 during the quarter and nine months ended September 30, 2003. Rental expense related to 11 other leased aircraft added to the Company’s fleet since September 30, 2002, totaled $322,000 and $887,000 in the three and nine months ended September 30, 2003.

Depreciation and amortization expense increased $1,469,000, or 102.3%, and $4,240,000, or 100.5%, for the three and nine months ended September 30, 2003, respectively, compared to 2002. Depreciation related to assets acquired as part of the RMH transaction totaled $1,338,000 and $3,800,000 during the quarter and nine months ended September 30, 2003. The remainder of the increase for the quarter and nine months is related to the purchase of rotable and other equipment to support the expanded fleet and new bases of operation, as well as the refurbishment of medical interiors for existing aircraft.

The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Bad debt expense increased 162.8% and 108.3% for the quarter and nine months ended September 30, 2003, compared to 2002, due primarily to the acquisition of RMH. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 38.4% and 37.1% of related gross flight revenue in the third quarter and nine-month period of 2002, respectively, to 43.8% and 42.9% in the third quarter and nine-month period of 2003, respectively. The increase in total reserves is related to the acquisition of RMH, whose collection experience had historically been less favorable than other CBM operations owned by the Company. Excluding the impact of the RMH acquisition, the Company’s overall reserve rate for uncollectible accounts, including contractual discounts, remained substantially unchanged in 2003 compared to 2002 for both the third quarter and the nine-month period. Bad debt expense related to HBM operations and Products Division was not significant in either 2003 or 2002.

General and administrative expenses increased 108.7% and 103.9% for the quarter and nine months ended September 30, 2003, respectively, compared to 2002, reflecting the impact of the RMH transaction. General and administrative expenses include executive management, accounting and finance, human resources, aviation management, and pilot training. On average, the Company doubled the number of personnel in each area to manage the expanded operations with the acquisition of RMH and the growth outlined above in the discussion of flight revenue. Also included in general and administrative expenses are program administration costs for CBM operations. Program administration costs for RMH’s CBM operations totaled approximately $739,000 and $2,100,000 for the three and nine months ended September 30, 2003.

Interest expense increased $1,793,000, or 421.9%, and $4,865,000, or 378.0%, for the quarter and nine months ended September 30, 2003, compared to 2002, primarily as a result of the RMH acquisition. Interest expense related to debt assumed or incurred in conjunction with the RMH acquisition totaled $1,831,000 and $5,116,000 for the three and nine months ended September 30, 2003.

The Company recorded income tax expense of $2,227,000 in 2003 and $2,593,000 in 2002, both at an effective rate of 39%.

Financial Condition

Net working capital increased from $28,575,000 at December 31, 2002, to $38,244,000 at September 30, 2003, primarily due to an increase in receivables consistent with increased revenue for CBM and HBM operations. Cash and cash equivalents increased $1,772,000 from $1,410,000 to $3,182,000 over the same period, for the reasons discussed below.

Cash generated by operations in the nine months ended September 30, 2003, totaled $211,000 compared to $5,326,000 in 2002. Significant uses of cash in 2003 included the increase in receivables, net of bad debt expense, discussed above and a decrease in accounts payable and other accrued liabilities. The decrease in accounts payable and other accrued liabilities is due to the normal payment cycles of the Company’s business. These uses of cash were partially offset by an increase in the balance of accrued overhaul and parts replacement costs in 2003. The accrual increases with each hour flown by the fleet and is offset when life-limited aircraft components are actually replaced or overhauled.

Cash used by investing activities totaled $2,254,000 in 2003 compared to $3,162,000 in 2002. Equipment acquisitions in 2003 and 2002 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, or rotable equipment. In 2003, the Company received $116,000 in full payment of a note receivable. During 2002, the Company received proceeds from a sale-leaseback transaction for a BK117 helicopter.

Financing activities generated $3,815,000 in 2003 compared to using $1,396,000 in 2002. The primary uses of cash in both 2003 and 2002 were regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in 2003 by draws against the Company’s line of credit and proceeds from the new debt agreements described below. Payments for long-term debt and purchases of common stock were offset in part in 2002 by proceeds from the issuance of common stock for options exercised.

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

Community-Based Model

The Company has opened CBM operations at 5 new locations during 2003, including one in California during the third quarter. In addition, the Company acquired certain business assets from another air medical service provider in southeastern Arizona during the second quarter, resulting in an increase in the number of operating bases in the region from three to four. The Company expects an increase in annual flight volume for the three previously existing bases as a result of the acquisition, as well as an increase in flight volume with the addition of the fourth base, during the remainder of 2003.

CBM flight volume at all other locations is expected to be consistent with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations, during the remainder of 2003. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based Model

Four hospital contracts are due for renewal in 2003. One contract was renewed during the second quarter of 2003 for a five-year term and one during the third quarter for a three-year term. The Company has received notification that one contract will not be renewed upon expiration in the fourth quarter of 2003. Renewal on the remaining contract is still pending. The Company expects 2003 flight activity for current hospital contracts to remain consistent with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations.

Products Division

As of September 30, 2003, the Company was completing the production of two modular medical interiors for commercial customers. During the second quarter, the Company was awarded a contract for 11 HH-60L Multi-Mission Medevac Systems, with delivery to be completed in 2004. In the fourth quarter, the Company received a contract for the production of 21 MEV litter systems, which are expected to be delivered in 2004, and two contracts to provide spare parts and to research product enhancements for the HH-60L Multi-Mission Medevac Systems over the next six to nine months. Remaining revenue for all contracts is estimated at $5,482,000 and is expected to be recognized during the remainder of 2003 and into the fourth quarter of 2004.

The current U.S. Army Aviation Modernization Plan defines a requirement for 357 HH-60L Multi-Mission Medevac units in total over 20 years beginning in 1996. The Company has already completed 15 HH-60L units under the program, in addition to the 11 currently under contract. The U.S. Army has also forecasted a requirement for a total of 118 MEV units over 4 years; the Company has previously delivered 42 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All Segments

There can be no assurance that the Company will continue to maintain flight volume for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2003. The Company also had approximately $13,042,000 in borrowing capacity available under the revolving credit facility as of September 30, 2003.

Risk Factors

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in “Outlook for 2003” and those described below.

•	Highly leveraged balance sheet – The Company is obligated under debt facilities providing for up to approximately $110 million of indebtedness, of which approximately $92.1 million was outstanding at September 30, 2003. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company’s assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

•	Restrictive debt covenants – The subordinated notes and senior credit facility, into which the Company entered to finance the acquisition of RMH, both contain restrictive financial and operating covenants, including restrictions on the Company’s ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These restrictions will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company’s ability to implement its business plan. Failure to comply with the covenants defined in the agreements or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the subordinated notes and the senior credit facility. At September 30, 2003, the Company obtained a waiver from the holders of the subordinated notes for an event of default arising from non-compliance with a minimum EBITDA covenant (as defined in the agreement). Given factors beyond the Company’s control, such as interruptions in operations from unusual or unexpected weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that to obtain such waivers, the Company will not be required to pay lenders significant cash or equity compensation.

•	Flight volume – All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 20% of the Company’s operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company’s operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

•	Employee unionization – In September 2003, the Company’s pilots voted to be represented by a collective bargaining unit, the Office and Professional Employees International Union. Negotiations on a collective bargaining agreement are expected to begin in late 2003 or early 2004. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

•	Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from hospital customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company’s cost of operations or revenue from flight operations.

•	Collection rates – The Company responds to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy. A significant or sustained downturn in the U.S. economy could have an adverse impact on the Company’s bad debt expense.

•	Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company’s cost of operations. Approximately 37% of any increases in hull and liability insurance may be passed through to the Company’s customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company’s relationship with such hospitals and operating results.

•	Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of September 30, 2003, the Company was aware of one foreign person who holds approximately 9.5% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

•	Acquisitions and integration – The Company has grown significantly through acquisitions in the past and will continue to pursue acquisitions in the future. With any large acquisition, a significant effort is required to assimilate the operations, financial and accounting practices, and MIS systems, and to integrate key personnel from the acquired business. Acquisitions may cause disruptions in Company operations and divert management’s attention from day-to-day operations. The Company may not realize the anticipated benefits of past or future acquisition, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and the Company’s stock price may decrease if the financial markets consider the acquisitions to be inappropriately priced.

•	Department of Defense funding – Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

•	Dependence on third party suppliers – The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc. (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company’s flight fees billed to its HBM customers are generally limited to changes in the consumer price index.

•	Competition – HBM operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. CBM operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and medical capability of the aircraft offered. The Company’s competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one in Europe. Competition is based mainly on product features, performance, price, and weight. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

•	Employee recruitment and retention – An important aspect of the Company’s operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If the Company is unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Fixed flight fee revenue under the Company’s operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required.

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

Uncollectible Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. The allowance for uncollectible receivables is recorded net of expected recoveries of accounts which were previously written off. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. While bad debt expenses have historically been within expectations and the allowances established, there can be no guarantee that the Company will continue to experience the same collection rates that it has in the past.

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

Aircraft Overhaul Costs

The Company uses the accrual method of accounting for major engine and airframe component overhauls and replacements. The cost of overhaul or replacement is estimated using published manufacturers’ price lists, when available, or historical experience. This cost is accrued based on usage of the aircraft component over the period between overhauls or replacements as mandated by the parts manufacturer. If the cost of overhaul or replacement is greater or less than estimated by management, more or less aircraft operating costs may be recorded in the period in which the price increase becomes effective or in which the aircraft component is overhauled.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company’s product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $18,815,000 outstanding against the line of credit and $2,375,000 in notes payable. Based on the amounts outstanding at September 30, 2003, the annual impact of a 1% change in interest rates would be approximately $212,000. Interest rates on these instruments approximate current market rates as of September 30, 2003. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibits

10.1	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 2003

10.2	Employment Agreement between the Company and David L. Dolstein, dated January 1, 2003

10.3	Employment Agreement between the Company and Neil M. Hughes, dated January 1, 2003

10.4	Consulting Agreement between the Company and George W. Belsey, dated April 15, 2003

10.5	Employment Agreement between the Company and Trent J. Carman, dated April 28, 2003

10.6	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 2003

10.7	Fourth Amendment/Waiver dated November 12, 2003, to Securities Purchase Agreement dated October 16, 2002, between Air Methods Corporation; Rocky Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; and Prudential Capital Partners, L.P. and Prudential Capital Partners Management Fund, L.P.

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K dated July 22, 2003, reporting Items 7 and 12 and furnishing the Company’s press release regarding anticipated financial results for the quarter ended June 30, 2003

Current Report on Form 8-K dated August 12, 2003, reporting Items 7 and 12 and furnishing the Company’s press release regarding financial results for the quarter ended June 30, 2003

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 14, 2003	By	\s\ Aaron D. Todd

Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2003	By	\s\ Trent J. Carman

Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2003	By	\s\ Sharon J. Keck

Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibits

10.1	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 2003

10.2	Employment Agreement between the Company and David L. Dolstein, dated January 1, 2003

10.3	Employment Agreement between the Company and Neil M. Hughes, dated January 1, 2003

10.4	Consulting Agreement between the Company and George W. Belsey, dated April 15, 2003

10.5	Employment Agreement between the Company and Trent J. Carman, dated April 28, 2003

10.6	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 2003

10.7	Fourth Amendment/Waiver dated November 12, 2003, to Securities Purchase Agreement dated October 16, 2002, between Air Methods Corporation; Rocky Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.; and Prudential Capital Partners, L.P. and Prudential Capital Partners Management Fund, L.P.

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002