Form 10-K
period 2003-12-31
AIR METHODS CORP
filed 2004-03-30
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2003
                          ----------------------------------------------------
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------
                         COMMISSION FILE NUMBER 0-16079

                            AIR METHODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  84-0915893
---------------------------------------------  ---------------------------------
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                  identification no.)

     7301 SOUTH PEORIA, ENGLEWOOD, COLORADO                80112
---------------------------------------------  ---------------------------------
     (Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (303) 792-7400
                                                  ------------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   No X
                                      ---  ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $66,903,000

     The number of outstanding shares of Common Stock as of March 22, 2004, was 10,839,343.

     Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                       Page
                                                                       ----

                                     PART I

ITEM 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .     1
          General . . . . . . . . . . . . . . . . . . . . . . . . . .     1
          Competition . . . . . . . . . . . . . . . . . . . . . . . .     3
          Contracts in Process. . . . . . . . . . . . . . . . . . . .     3
          Employees . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Government Regulation . . . . . . . . . . . . . . . . . . .     3

ITEM 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .     4
          Facilities. . . . . . . . . . . . . . . . . . . . . . . . .     4
          Equipment and Parts . . . . . . . . . . . . . . . . . . . .     4

ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .     5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .     5


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .     6

ITEM 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .     7

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .     8
          Overview. . . . . . . . . . . . . . . . . . . . . . . . . .     8
          Results of Operations . . . . . . . . . . . . . . . . . . .    10
          Liquidity and Capital Resources . . . . . . . . . . . . . .    15
          Outlook for 2004. . . . . . . . . . . . . . . . . . . . . .    18
          Risk Factors. . . . . . . . . . . . . . . . . . . . . . . .    19
          Critical Accounting Policies. . . . . . . . . . . . . . . .    22

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .    23

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .    23

ITEM 9A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .     24


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .     25

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .     25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .    25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .     25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . .     25


                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K . .   IV-1

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  IV-4

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation (Air Methods or the Company), was originally incorporated in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. The Company provides air medical emergency transport services under two separate operating models: the Community-Based Model (CBM) and the Hospital-Based Model (HBM). As of December 31, 2003, the Company's CBM provided air medical transportation services in 15 states, while its HBM provided air medical transportation services to hospitals located in 26 states and Puerto Rico under operating agreements with original terms ranging from one to ten years. Under both CBM and HBM operations, the Company transports persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. In October 2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH), a Delaware limited liability company which conducts both CBM and HBM operations. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

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

In July 1997 the Company acquired Mercy Air Service, Inc. (Mercy Air), which has operated as a community-based provider of air medical transportation services throughout southern California since 1988. In April 2000, the Company established a wholly-owned subsidiary of Mercy Air, ARCH Air Medical Service, Inc. (ARCH), to acquire substantially all of the business assets of Area Rescue Consortium of Hospitals, which has provided air medical transportation services in the St. Louis metropolitan area and surrounding communities since 1987. Following the acquisition of RMH in October 2002, its CBM operations, known as LifeNet, were combined with the Company's already existing CBM division. The division operates 72 helicopters and three fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 15 states, with concentrations in California, Arizona, the Midwest, and the Southeast. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

Communications and dispatch operations for all CBM locations are conducted from the Company's national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed from the Company's offices in San Bernardino, California, and Bountiful, Utah.

In 2003 the Company opened six new CBM locations throughout the U.S. and converted a base in California from a joint venture to a fully owned operation. In addition, the Company acquired certain business assets from another air medical service provider in southeastern Arizona during the second quarter of 2003, resulting in an increase in the number of operating bases in the region from three to four. In the fourth quarter of 2003, the Company transitioned an HBM customer in New York to CBM operations, resulting in two new locations for the division.

Hospital-Based  Model

The Company's HBM provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. The Company's responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. Under the typical operating agreement with a hospital, the Company earns approximately 65% of its revenue from a fixed monthly fee and 35% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index and in hull and liability insurance premiums. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

The HBM operations of RMH were integrated into the division following the acquisition in October 2002. In the first quarter of 2003, the division phased out fixed wing operations in Charleston, West Virginia, and, in the fourth quarter of 2003, ceased operations under a contract in Fairfax, Virginia.

The Company operates some of its HBM contracts under the service mark AIR LIFE(R). The air medical transportation industry identifies the service mark with the Company's high quality customer support and standard of service.

Technical  Services

The Company's technical services group performs non-destructive component testing, engine repair, and component overhaul at its headquarters in metropolitan Denver, Colorado, for both CBM and HBM divisions. The Company is a Customer Service Facility for Bell Helicopter, Inc. (Bell) and an FAA-Certified Repair Station authorized to perform airframe, avionics, and limited engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors. The technical services group also provides spare parts procurement and inventory and aircraft recordkeeping services for the majority of the Company's flight operations.

Products  Division

The Company's Products Division manufactures modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. The key features of the modular medical and multi-mission interiors are flexibility of configuration for multiple transport needs and simplicity of installation and maintenance. Although medical interiors ranging from basic life support systems to intensive care units have comprised the majority of the Products Division's business, the combination of its engineering, manufacturing, and certification capabilities has also allowed the division to design and integrate other aerospace products, such as aircraft navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include composites, machining and welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals (PMA's) and maintains ISO9001: 1994 (Quality Systems) certification.

The Company maintains patents covering several products, including the Multi-Functional Floor, Articulating Patient Loading System, and Modular Equipment Frame, all of which were developed as part of the modular interior. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

During 2003, the Company completed the production of eight modular medical interiors for four commercial customers and began production of 11 HH-60L Multi-Mission Medevac Systems for the U.S. Army, with delivery to be completed in 2004. In the fourth quarter of 2003, the Company received a contract for the production of 21 litter systems for the U.S. Army's Medical Evacuation Vehicle
(MEV), which are expected to be delivered in 2004, and two contracts to provide spare parts and to research product enhancements for the HH-60L Multi-Mission Medevac Systems over the next six to nine months.

COMPETITION

Competition in the air medical transportation industry comes primarily from three national operators: CJ Systems, Inc.; OmniFlight, Inc.; and Petroleum Helicopters, Inc. The CBM also faces competition from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition for HBM operations as many healthcare organizations continue to move toward consolidation and strict cost containment, reflecting uncertainty concerning the future structure of healthcare providers and reimbursement. The Company believes that its competitive strengths center on the quality of its customer service and the medical capability of the aircraft it deploys, as well as its ability to tailor the service delivery model to a hospital's or community's specific needs.

The Company's competition in the aircraft interior design and manufacturing industry comes primarily from two companies based in the United States and one in Europe. Competition is based mainly on product features, performance, price, and weight. The Company believes that it has demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS  IN  PROCESS

As of December 31, 2003, the Company was continuing the production of 11 HH-60L units and 21 MEV units for the U.S. Army, with delivery scheduled through the third quarter of 2004, and had a contract to begin production of a modular medical interior for a commercial customer. Remaining revenue for all contracts in process as of December 31, 2003, is estimated at $3.1 million. As of December 31, 2002, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $940,000.

EMPLOYEES

As of December 31, 2003, the Company had 1,504 full time and 184 part time employees, comprised of 587 pilots; 328 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 482 flight nurses and paramedics; and 291 business and administrative personnel. The Company's pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, the Company's pilots voted to be represented by a collective bargaining unit, the Office and Professional Employees International Union. Negotiations on a collective bargaining agreement began in early 2004. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

GOVERNMENT  REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by the Company are subject to FAA certification. Air Methods and ARCH each hold a Part 135 Air Carrier Certificate, and Air Methods, Mercy, and ARCH each hold a Part 145 Repair Station Certificate from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2003, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 1.4% of outstanding Common Stock.

ITEM 2.  PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 87,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease expires in August 2006 and the approximate annual rent is $788,000. Mercy Air's headquarters consist of approximately 50,000 square feet of office and hangar space owned by the Company in Rialto, California. Under a ground lease which expires in May 2007, the Company pays minimal rent for the land at the airport where the facilities are located. The Company also owns and leases various properties for depot level maintenance and administration purposes. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT  AND  PARTS

As of December 31, 2003, the Company managed and operated a fleet of 174 aircraft, composed of the following:

                      Number of       Number of       Number of
                    Company-Owned   Company-Leased    Customer-
Type                 Aircraft (1)      Aircraft     Owned Aircraft  Total
-------------------------------------------------------------------------

Helicopters:
  Bell 206                  5             --               --           5
  Bell 222                 13              9               --          22
  Bell 230                 --             --                2           2
  Bell 407                  5              9                5          19
  Bell 412                  4              3                2           9
  Bell 430                 --              1                1           2
  Eurocopter AS 350        17             21                3          41
  Eurocopter AS 355         1             --               --           1
  Eurocopter BK 117        17             23               --          40
  Eurocopter BO 105         2              3                1           6
  Eurocopter EC 130         1              3               --           4
  Eurocopter EC 135        --              1                3           4
  Boeing MD 902            --              2               --           2
  Sikorsky S 76            --             --                1           1
                    -----------------------------------------------------
                           65             75               18         158
                    -----------------------------------------------------

Airplanes:
  King Air E 90             1             --                4           5
  King Air B 100           --              2               --           2
  King Air B 200            1             --                2           3
  Pilatus PC 12            --              2                4           6
                    -----------------------------------------------------
                            2              4               10          16
                    -----------------------------------------------------

TOTALS                     67             79               28         174
                    =====================================================

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

MARKET INFORMATION

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


     YEAR ENDED DECEMBER 31, 2003
     ----------------------------

Common Stock                     High    Low
------------------------------  ------  -----
First Quarter. . . . . . . . .  $ 6.66  $5.32
Second Quarter . . . . . . . .    8.19   5.72
Third Quarter  . . . . . . . .    8.88   6.83
Fourth Quarter . . . . . . . .    9.69   8.16

     YEAR ENDED DECEMBER 31, 2002
------------------------------

Common Stock                     High    Low
------------------------------  ------  -----

First Quarter. . . . . . . . .  $ 7.85  $6.04
Second Quarter . . . . . . . .   11.64   7.00
Third Quarter  . . . . . . . .    8.76   5.23
Fourth Quarter . . . . . . . .    7.14   5.25


As of March 22, 2004, there were approximately 317 holders of record of the Company's common stock. The Company estimates that it has approximately 3,800 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

On December 2, 2003, the Company sold 1.2 million shares of its common stock in a private placement to institutional investors at $8.00 per share. The Company used the net proceeds of the financing for general corporate purposes. The securities offered and sold in the private placement were not registered under the Securities Act, in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act. The Company has filed a registration statement with the SEC to permit resales of the shares of common stock sold in the private placement.

ITEM 6.  SELECTED  FINANCIAL  DATA

The following tables present selected consolidated financial information of the Company and its subsidiaries which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue, expenses, assets, and long-term liabilities as of and for the years ended December 31, 2003 and 2002, increased in part as a result of the acquisition of RMH. Revenue for the years ended December 31, 2001 and 2000, increased in part as a result of the acquisition of ARCH. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in Item 7 of this report.


                          SELECTED FINANCIAL DATA OF THE COMPANY
                 (Amounts in thousands except share and per share amounts)


                                                           Year Ended December 31,
                                                           -----------------------
                                               2003        2002        2001        2000        1999
                                        ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                 $   242,455     130,668      92,096      75,293      57,258
Operating expenses:
  Operating                                 205,342     106,771      74,597      61,393      45,634
  General and administrative                 21,550      12,744       9,781       7,854       6,508
Other income (expense), net                  (7,197)     (2,694)     (1,770)     (1,889)     (1,926)
                                        ------------------------------------------------------------
Income before income taxes                    8,366       8,459       5,948       4,157       3,190
Income tax benefit (expense)                 (3,263)     (3,299)        615           -         255
                                        ------------------------------------------------------------

Net income                              $     5,103       5,160       6,563       4,157       3,445
                                        ============================================================

Basic income per common share           $       .53         .56         .78         .50         .42
                                        ============================================================

Diluted income per common share         $       .51         .54         .76         .49         .42
                                        ============================================================
Weighted average number of shares
  of Common Stock outstanding - basic     9,665,278   9,184,421   8,421,671   8,334,445   8,219,601
                                        ============================================================

Weighted average number of shares
  of Common Stock outstanding - diluted  10,052,989   9,478,502   8,659,302   8,559,389   8,222,187
                                        ============================================================


                                                                   As of December 31,
                                        ------------------------------------------------------------
                                               2003        2002        2001        2000        1999
                                        ------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                            $   214,007     196,396      85,557      75,250      62,716
Long-term liabilities                       114,657     115,225      34,210      29,885      27,003
Stockholders' equity                         60,688      46,218      36,543      29,416      25,140


SELECTED OPERATING DATA

                                               2003        2002        2001        2000        1999
                                        ------------------------------------------------------------
FOR YEAR ENDED DECEMBER 31:
  CBM patient transports                     25,624      12,870       9,212       7,091       3,563
  HBM medical missions                       46,570      26,367      19,073      17,484      16,534
AS OF DECEMBER 31:
  CBM bases                                      59          48          17          16           8
  HBM contracts                                  43          47          22          22          23

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

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2003 the CBM Division generated 60% of the Company's total revenue, increasing from 56% in 2002 and 50% in 2001.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (65% of total contract revenue) and hourly flight fees (35% of total contract revenue) billed to hospital customers. In 2003 the HBM Division generated 36% of the Company's total revenue, decreasing from 39% in 2002 and 42% in 2001.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2003 the Products Division generated 3% of the Company's total revenue, decreasing from 4% in 2002 and 8% in 2001.

See Note 12 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:
- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, 64% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. During 2003, the Company's CBM operations had 916, or 21%, more cancellations as a result of unfavorable weather conditions than during 2002 for bases which had been in operation for longer than one year. The increased weather cancellations were more heavily weighted during the first six months of 2003. Total patient transports for CBM operations were approximately 25,600 for 2003 compared to approximately 12,900 for 2002. Patient transports for CBM bases open longer than one year (Same-Base Transports), including RMH bases prior to acquisition, were approximately 22,000 in 2003 compared to approximately 22,300 in 2002.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Effective November 2002, the Company instituted a price increase of approximately 10% for its CBM operations. However, net revenue after bad debt expense per transport increased only 3.4% from 2002 to 2003, partially due to a change in payer mix caused by the acquisition of RMH. Bad debt as a percentage of related net flight revenue increased from 21.6% in 2002 to 22.2% in 2003. The Company believes the decrease in collection rate is driven primarily by overall economic conditions. Staffing within the billing and collections department also has a direct impact on the pace of collections, and timeliness of collections may have an impact on the ultimate collectibility of receivables. In the first quarter of 2004, the Company increased staffing in the billing and collections department to address recent slowdowns in collections.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing 28% of the total fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations increased 88% from 2002 to 2003, while total flight volume for CBM and HBM operations increased 76% over the same period. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the third quarter of 2003, the CBM division commenced operations at a new base in Florida which had previously been a hospital-based flight program with another vendor. In the fourth quarter of 2003, one the Company's HBM customers converted its flight program to the CBM operated by the Company. At the expiration of contracts in the fourth quarter of 2003 and first quarter of 2004, two other HBM customers also converted their flight programs to the community-based model with services provided by another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. The Company is recognized within the industry for its standard of service and its use of cabin-class aircraft. Many of the Company's regional competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of the aviation and medical personnel. However, the Company believes that higher quality standards help to differentiate its service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market also serves as a barrier to entry for lower cost providers.

- EMPLOYEE RELATIONS. In September 2003, the Company's pilots voted to be represented by a collective bargaining unit. Negotiations on a collective bargaining agreement began in early 2004. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2003  compared  to  2002

The Company reported net income of $5,103,000 and income before income taxes of $8,366,000 for the year ended December 31, 2003, compared to $5,160,000 and $8,459,000, respectively, for the year ended December 31, 2002. Results for 2003 included twelve months of RMH operations, while 2002 results included only two and a half months of RMH operations from the acquisition date of October 16, 2002, through the end of the year. Total revenue increased $111,787,000, or 85.6%, in 2003 compared to 2002, primarily due to the RMH acquisition and to the addition of ten new CBM bases during the year. Because the Company has a high level of fixed costs, the slight decrease in net income from 2002 to 2003 was principally attributed to a decrease in flight volume caused by adverse weather conditions and a decline in collection rates on CBM operations, as discussed more thoroughly below.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

FLIGHT REVENUE increased $111,153,000, or 90.0%, from $123,534,000 for the year ended December 31, 2002, to $234,687,000 for the year ended December 31, 2003. Flight revenue is generated by both HBM and CBM operations and is recorded net of contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid).
-    CBM  -  Flight  revenue  increased $74,204,000, or 102.9%, to $146,325,000.
     Total patient transports were approximately 25,700 for 2003 compared to approximately 12,900 for 2002. The increase in flight revenue was due to the following:
     - Acquisition of RMH in October 2002. Flight revenue for RMH CBM operations totaled $80,793,000 for 2003 compared to $14,750,000 from the acquisition date through December 31, 2002.
     - Revenue of $11,601,000 from the addition of ten new CBM bases throughout 2003 and one new base in the second quarter of 2002.
     - Price increase of approximately 10% for all CBM operations effective November 1, 2002.
     - Decrease in flight volume for bases open longer than one year. Excluding the impact of the RMH acquisition and the addition of the new bases discussed above, total flight volume for CBM operations decreased 2.1% in 2003, compared to the prior year. The decrease in flight volume is primarily attributed to adverse weather conditions in the first half of 2003 which prevented operation of the aircraft.
- HBM - Flight revenue increased $36,949,000, or 71.9%, to $88,362,000 for the following reasons:
     - Acquisition of RMH. Flight revenue for RMH's HBM operations totaled $44,089,000 for 2003 compared to $8,946,000 from the acquisition date through December 31, 2002.
     - Incremental revenue of approximately $939,000 generated in 2003 by the addition of one new contract in the second quarter of 2002 and one in the third quarter of 2002.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Flight volume for all contracts, excluding RMH contracts and the new contracts discussed above, decreased 2.0% for 2003 compared to the prior year.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $44,193,000, or 102.9%, to $87,151,000 for the year ended December 31, 2003, compared to 2002. Changes by business segment are as follows:
- CBM - Flight center costs increased $30,208,000, or 130.8%, to $53,301,000 for the following reasons:
     - Acquisition of RMH. Flight center costs related to RMH CBM operations totaled approximately $28,868,000 in 2003 compared to $5,108,000 from the acquisition date through December 31, 2002.
     - Approximately $5,147,000 for the addition of personnel and facilities for the new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.

- HBM - Flight center costs increased $13,985,000, or 70.4%, to $33,850,000 primarily due to the following:
     - Acquisition of RMH. Flight center costs related to RMH HBM operations totaled approximately $16,073,000 for 2003 compared to $2,964,000 from the acquisition date through December 31, 2002.
     - Incremental costs of $347,000 in 2003 for the addition of personnel and facilities for the new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $27,005,000, or 90.7%, for the year ended December 31, 2003, in comparison to 2002. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Acquisition of RMH. Expenses for the RMH fleet totaled $25,009,000 for the year ended December 31, 2003, compared to $4,317,000 from the acquisition date through December 31, 2002.
- Addition of eleven aircraft for CBM operations and three aircraft for HBM operations in late 2002 or in 2003, resulting in an increase of approximately $1,791,000 for the year ended December 31, 2003.
- Addition of personnel in aircraft overhaul, avionics repair, purchasing, and aircraft records departments to support the increase in the size of the fleet resulting from the RMH acquisition.
-    Decrease  of approximately 15% in hull insurance rates effective July 2003.
-    Annual  price  increases  in  the  cost  of  spare  parts  and  overhauls.

AIRCRAFT RENTAL EXPENSE increased $5,668,000, or 91.8%, for the year ended December 31, 2003, in comparison to the year ended December 31, 2002. Expense for RMH aircraft under operating leases totaled $6,174,000 for the year ended December 31, 2003, compared to $1,185,000 from the acquisition date through December 31, 2002. Rental expense related to 11 other leased aircraft added to the Company's fleet totaled $903,000 for the year ended December 31, 2003.

BAD DEBT EXPENSE increased $16,933,000, or 108.6%, for the year ended December 31, 2003, compared to 2002, due primarily to the acquisition of RMH. Bad debt related to RMH CBM operations totaled $20,702,000 for the year ended December 31, 2003, compared to $4,829,000 from the date of acquisition through December
31, 2002. Bad debt expense as a percentage of related net flight revenue increased from 21.6% in 2002 to 22.2% in 2003. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, increased from 37.6% of related gross flight revenue for the year ended December 31, 2002, to 43.6% in the year ended December 31, 2003. The increase in total allowances is related primarily to the acquisition of RMH, whose collection experience had historically been less favorable than other CBM operations owned by the Company, and to a decrease in the collection rate for other CBM operations. The Company believes the decrease in collection rates is due to general recessionary trends in the economy. Bad debt expense related to HBM operations and Products Division was not significant in either 2003 or 2002.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $1,007,000, or 17.4%, from $5,796,000 for the year ended December 31, 2002, to $6,803,000 for the year ended December 31, 2003. Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers and eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter. Revenue by product line for the year ended December 31, 2003, was as follows:
-    $2,927,000  -  manufacture  and  installation of modular, medical interiors
-    $2,782,000  -  manufacture  of  multi-mission  interiors
- $1,094,000 - design and manufacture of other aerospace and medical transport products

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

COST OF MEDICAL INTERIORS AND PRODUCTS increased by 11.4% for the year ended December 31, 2003, as compared to the previous year, reflecting the change in sales volume over the same period. The cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $4,614,000, or 68.9%, for the year ended December 31, 2003. Depreciation related to assets added as part of the RMH acquisition totaled $4,915,000 for the year ended December 31, 2003, compared to $983,000 from the date of the acquisition through December 31, 2002. The remainder of the increase for the year is related to the purchase of rotable and other equipment to support the expanded fleet and new bases of operation, as well as the refurbishment of medical interiors for existing aircraft.

GENERAL AND ADMINISTRATIVE EXPENSES increased $8,806,000, or 69.1%, for the year ended December 31, 2003, compared to the year ended December 31, 2002, reflecting the impact of the RMH transaction. General and administrative expenses include executive management, accounting and finance, billing and collections, human resources, aviation management, and pilot training. On average, the Company doubled the number of personnel in each area to manage the expanded operations with the acquisition of RMH and the growth outlined above in the discussion of flight revenue. Also included in general and administrative expenses are program administration costs for CBM operations. Program administration costs for RMH's CBM operations totaled $3,094,000 for the year ended December 31, 2003.

INTEREST EXPENSE increased $5,204,000, or 170.7%, for the year ended December 31, 2003, compared to 2002, primarily as a result of the RMH acquisition. Interest expense related to debt assumed or incurred in conjunction with the RMH acquisition totaled $6,847,000 for the year ended December 31, 2003, compared to $1,303,000 from the acquisition date through December 31, 2002.

The Company recorded INCOME TAX EXPENSE of $3,263,000 in 2003 and $3,299,000 in 2002, both at an effective rate of 39%. For income tax purposes, at December 31, 2003, the Company has net operating loss carryforwards of approximately $18 million, expiring at various dates through 2023. As of December 31, 2003, a valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

Year  ended  December  31,  2002  compared  to  2001

The Company reported net income of $5,160,000 and income before income taxes of $8,459,000 for the year ended December 31, 2002, compared to $6,563,000 and $5,948,000, respectively, for the year ended December 31, 2001.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

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

FLIGHT CENTER COSTS increased 51.9% to $42,958,000 for the year ended December 31, 2002, compared to 2001. Changes by business segment are as follows:
- CBM - Flight center costs increased $8,955,000, or 63.3%, to $23,094,000 for the following reasons:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH CBM operations totaled approximately $5,108,000 from the acquisition date through December 31, 2002.
     - Approximately $2,344,000 for the addition of personnel to staff new base locations described above.
     - Increase in the cost of employee health insurance coverage paid by the Company.
     -    Increases  in  salaries  for  merit  pay  raises.
- HBM - Flight center costs increased $5,715,000, or 40.4%, to $19,864,000 primarily due to the following:
     - Acquisition of RMH in October 2002. Flight center costs related to RMH HBM operations totaled approximately $2,964,000 from the acquisition date through December 31, 2002.
     - Approximately $1,538,000 for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

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

MEDICAL  INTERIORS  AND  PRODUCTS

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

GENERAL  EXPENSES

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had working capital of $43,682,000 as of December 31, 2003, compared to $28,575,000 at December 31, 2002. The change in working capital position is primarily attributable to the following:
- Increase of $20,669,000 in receivables consistent with the increased revenue for CBM and HBM divisions resulting from the acquisition of RMH and new base expansions. In addition, receivables related to CBM operations increased as a result of a slowdown in collections. The Company attributes the slowdown primarily to the impact of understaffing in the billing and collections department and general economic factors.
- Increase of $1,546,000 in costs and estimated earnings in excess of billings on uncompleted contracts. The Company's contract in progress for 11 HH60L units limited billings to 80% of incurred costs until shipments of completed products begin. The Company began shipping completed components in the first quarter of 2004.
- Decrease of $2,860,000 in inventories, the majority of which was due to an adjustment of the carrying value of the spare parts inventory acquired from RMH and was reflected in the final purchase price allocation. At acquisition, the Company identified slow-moving or obsolete inventory and attempted to dispose of those items through a third party. The reduction in value represents the net amount not recovered through sale and resulted in an increase in goodwill related to the RMH acquisition.

CASH  REQUIREMENTS

Debt  and  Other  Long-term  Obligations

The following table outlines the Company's obligations for payments under its capital leases, debt obligations, and operating leases for the years ended December 31 (amounts in thousands):

                          Capital Leases
            --------------------------------------
                Minimum
                 Lease        Less:    Net Present  Long-term  Operating     Total
               Payments      Interest     Value        Debt     Leases    Obligations
            -------------------------------------------------------------------------
2004        $         3,044       158        2,886      6,110     15,849       24,845
2005                    229         7          222      5,049     15,676       20,947
2006                     21         2           19     23,625     15,094       38,738
2007                     10        --           10     28,336     14,150       42,496
2008                     --        --           --     15,142     13,097       28,239
Thereafter               --        --           --      4,528     35,018       39,546
            -------------------------------------------------------------------------
Total       $         3,304       167        3,137     82,790    108,884      194,811
            =========================================================================

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's long-term commitments to use cash. Balloon payments on long-term debt are due as follows:
-    $3,609,000  in  2004
-    $17,949,000  in  2006
-    $24,577,000  in  2007
-    $10,846,000  in  2008
-    $1,918,000  in  2009

OFF-BALANCE  SHEET  ARRANGEMENTS

Residual  Value  Guarantees

The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2003, the undiscounted maximum amount of potential future payments under the guarantees is $4,156,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

Aircraft  Purchase  Commitments

Prior to the acquisition, RMH entered into a commitment agreement to take delivery of eight aircraft for approximately $16,000,000. As of December 31, 2003, one aircraft with a value of approximately $3,500,000 remained to be delivered, and the deposit and related note payable associated with this commitment totaled $424,000.

Prior to the acquisition, RMH entered into a commitment agreement to take delivery of ten aircraft for approximately $16,600,000. As of December 31, 2003, four aircraft with a total value of approximately $6,500,000 remained to be delivered and the deposit and related note payable associated with this commitment totaled $211,000.

In the first quarter of 2004, the Company entered into a commitment to purchase nine EC135 helicopters for approximately $32,000,000 in 2004.

Typically the Company has financed the aircraft acquired under these commitments with operating lease agreements.

SOURCES  AND  USES  OF  CASH

The Company had cash and cash equivalents of $5,574,000 as of December 31, 2003, compared to $1,410,000 at December 31, 2002. Cash generated by operations decreased to $4,403,000 in 2003 from $11,320,000 in 2002 primarily due to the increase in receivables, net of bad debt expense, described above.

Cash used for investing activities totaled $8,197,000 in 2003, compared to $39,144,000 in 2002, which included the impact of the RMH acquisition.
Significant acquisitions in 2003 and 2002 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, and rotable equipment.

Financing activities generated $7,958,000 in 2003, compared to $26,396,000 in 2002. In 2003, the Company issued 1.2 million shares of common stock at $8 per share in a private placement transaction. Net proceeds, after syndication and other costs, were $8,855,000 and were used primarily to fund current operations. The Company used the proceeds from new note agreements originated in 2003 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems projected for implementation in 2004. Primary uses of cash in both 2003 and 2002 consisted of payments for long-term debt and capital lease obligations. The Company used proceeds from new note agreements originated in 2002 primarily to finance the acquisition of RMH and to pay off existing debt with a higher interest rate.

Senior  Revolving  Credit  Facility

In October 2002, the Company entered into a $35 million senior revolving credit facility with certain lenders to finance a portion of the purchase price and related closing costs for the RMH acquisition and to provide working capital and letter of credit availability for future activities of the Company. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. The facility matures October 16, 2006 but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 1% if the termination occurs prior to October 16, 2005.

Indebtedness under the credit facility bears interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0 to 0.75% or
(ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. As of December 31, 2003, the weighted average interest rate on the outstanding balance against the line was 3.72%. The amount of borrowings permitted under the credit facility is based on a borrowing base comprised of
(i) 75% of accounts receivable from Medicare, Medicaid, insurance companies and community-based payers and 85% of other accounts receivable, and (ii) the lesser of (A) 60% of inventory valued at the lower of cost or market, (B) 85% of inventory valued at liquidation value, or (C) $15 million. At December 31, 2003, approximately $31,071,000 was available under the credit facility, and $15,201,000 was drawn against the line.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility. As of December 31, 2003, the Company was in compliance with or had received waivers for non-compliance with the covenants of the credit facility.

Subordinated  Debt

On October 16, 2002, the Company issued $23 million in subordinated notes to Prudential Capital Partners, L.P. and Prudential Capital Partners Management Fund, L.P. (together, the Subordinated Lenders) to finance the acquisition of RMH. The notes are unsecured and provide for quarterly payment of interest only at 12% per annum, with all principal due October 16, 2007. With certain exceptions as defined in the notes, the notes may not be prepaid until January 1, 2005, and prepayments after January 1, 2005, will be at a declining premium.

The purchase agreement entered into in connection with the notes contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make certain loans, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, sell or discount receivables, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the purchase agreement. As of December 31, 2003, the Company was in compliance with the covenants.

Payment obligations under the subordinated notes accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants under the notes and related purchase agreement or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to file and keep effective a registration statement relating to the warrants issued to the Subordinated Lenders; and a change of control in the Company.

Under an amendment to the agreement signed in November 2003, the Company may be assessed a one-time fee if consolidated Earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, for the year ending December 31, 2004, is less than $34 million. The maximum fee would be $500,000 if EBITDA is less than $30 million and reduces by $100,000 for each $1 million incremental increase in EBITDA above $30 million.

Other  Notes

In February 2003 the Company originated notes payable totaling $2,490,000 with interest at LIBOR plus 2.50% to refinance mortgages on buildings in St. Louis, Missouri, and Provo, Utah. The notes are payable through February 2008.

In December 2003 the Company originated a note payable of $4,818,000 with interest at 5.51% and a note payable of $926,000 with interest at 5.49% to refinance existing debt with higher interest rates and to fund the acquisition of computer hardware and software in anticipation of systems integration scheduled for 2004. In December 2003, the Company also negotiated a decrease in interest rates from a weighted average rate of 7.67% to a weighted average rate of 5.58% on $5,148,000 of debt.

New  Community-based  Operations

Opening a new community-based operation typically requires an investment in an additional aircraft, aviation and medical personnel, and crew quarters. The Company may take possession of the additional aircraft up to three months prior to the commencement of operations in order to retrofit the aircraft for medical transport. Staff may also be hired a month in advance of the operation start date. Because of the delay between date of transport and collection of receivables from the patients or their insurers, new community-based operations may not produce positive cash flow during at least the first three months of operation.

Other  Sources

As of December 31, 2003, the Company held unencumbered aircraft with a net book value of $8.7 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company also has $15,870,000 unused capacity on its senior revolving credit facility. The Company believes that these borrowing resources, coupled with continued favorable results of operations, will allow the Company to meet its obligations in the coming year.

OUTLOOK  FOR  2004

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

The Company opened CBM operations at new locations in Michigan and Virginia and closed one location in Florida during the first quarter of 2004. The location in Florida was closed due to low flight volume and low collection rates. The
Company expects to open two additional locations in the Midwest during the second quarter of 2004. CBM flight volume at all other locations is expected to be consistent during 2004 with historical levels attained by the Company and RMH, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based  Model

In the fourth quarter of 2003, one HBM contract converted to CBM operations. The Company also discontinued service under one contract in Virginia in the fourth quarter of 2003 and under one in New Mexico in the first quarter of 2004. In March 2004, the Company began operations under a five-year contract with a new customer in Florida. Four other hospital contracts are due for renewal in 2004. The Company expects 2004 flight activity for continuing hospital contracts to remain consistent with historical levels attained by the Company and RMH.

Products  Division

As of December 31, 2003, the Company was continuing the production of 11 HH-60L units and 21 MEV units for the U.S. Army, with delivery scheduled through the third quarter of 2004, and had a contract to begin production of a modular medical interior for a commercial customer. Remaining revenue for all contracts in process as of December 31, 2003, is estimated at $3.1 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 15 HH-60L units under the program, in addition to the 11 currently under contract, and expects to receive a contract for 4 additional units in 2004. The U.S. Army has also forecasted a requirement for a total of 118 MEV units over 4 years; the Company has previously delivered 42 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All  Segments

In 2004 the Company expects to implement new software for several major information technology systems and to upgrade the associated hardware for a total cost of approximately $4.5 million. The majority of the cost is expected to be financed through capital and operating lease agreements.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division.


RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2004" and those described below.

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $105.7 million of indebtedness, of which approximately $85.9 million was outstanding at December 31, 2003. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - The subordinated notes and senior credit facility, into which the Company entered to finance the acquisition of RMH, both contain restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These convenants will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreements or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the subordinated notes and the senior credit facility. Given factors beyond the Company's control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that to obtain such waivers, the Company will not be required to pay lenders significant cash or equity compensation.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 30% of the Company's total operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Employee unionization - In September 2003, the Company's pilots voted to be represented by a collective bargaining unit, the Office and Professional Employees International Union. Negotiations on a collective bargaining agreement began in early 2004. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

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

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 37% of any increases in hull and liability insurance may be passed through to the Company's HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's relationship with such hospitals and operating results.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of December 31, 2003, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 1.4% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

- Acquisitions and integration - The Company has grown significantly through acquisitions in the past and will continue to pursue acquisitions in the future. With any large acquisition, a significant effort is required to assimilate the operations, financial and accounting practices, and MIS systems, and to integrate key personnel from the acquired business.
     Acquisitions may cause disruptions in Company operations and divert management's attention from day-to-day operations. The Company may not realize the anticipated benefits of past or future acquisitions, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and the Company's stock price may decrease if the financial markets consider the acquisitions to be inappropriately priced.

- Department of Defense funding - Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell and AEC, because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's monthly and hourly flight fees billed to its HBM customers are generally limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to the Company's HBM customers.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible receivables, deferred income taxes, aircraft overhaul costs, and depreciation and residual values. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.


Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on CBM flight revenue for the year ended December 31, 2003, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $2,000,000 in flight revenue.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on CBM net flight revenue for the year ended December 31, 2003, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,400,000 in bad debt expense.

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and maintenance reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period increases income tax expense. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

Depreciation and Residual Values

In accounting for long-lived assets, the Company makes estimates about the expected useful lives, projected residual values and the potential for impairment. Estimates of useful lives and residual values of aircraft are based upon actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in the Company's maintenance program or operations could result in changes to these estimates. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $15,201,000 outstanding against the line of credit and $2,326,000 in notes payable. Based on the amounts outstanding at December 31, 2003, the annual impact of a 1% change in interest rates would be approximately $175,000. Interest rates on these instruments approximate current market rates as of December 31, 2003. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See  Consolidated  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

ITEM 9A.  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of December 31, 2003, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In 2004, the Company expects to upgrade its hardware and software systems relating to finance and accounting, billing and collections, inventory, purchasing, and dispatch and communications and is monitoring the progress of the upgrades.

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2004, for the Annual Meeting of Stockholders to be held June 17, 2004.

ITEM 11.  EXECUTIVE  COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2004, for the Annual Meeting of Stockholders to be held June 17, 2004.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2004, for the Annual Meeting of Stockholders to be held June 17, 2004.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2004, for the Annual Meeting of Stockholders to be held June 17, 2004.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2004, for the Annual Meeting of Stockholders to be held June 17, 2004.

                                    PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K

     (a)  Documents  filed  as  part  of  the  report:

          1.   Financial  Statements  included  in  Item  8  of  this  report:

               Independent  Auditors'  Report
               Consolidated  Balance  Sheets,  December  31,  2003  and  2002
               Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001
               Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
               Notes  to  Consolidated  Financial  Statements

          2.   Financial  Statement Schedules included in Item 8 of this report:

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001

               All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

          3.   Exhibits:

               EXHIBIT
               NUMBER        DESCRIPTION  OF  EXHIBITS

               2.1           Membership  Interest Purchase Agreement, dated June 6, 2002, among Air Methods Corporation; Rocky Mountain Holdings, LLC;
                             Rocky  Mountain  Holdings,  Inc.; and AMC Helicopters, Inc.8

               3.1           Certificate  of  Incorporation1

               3.2           Amendments  to  Certificate  of  Incorporation2

               3.3           By-Laws  as  Amended

               4.1           Specimen  Stock  Certificate2

               4.2           Common  Stock  Purchase  Warrant,  dated  October  16, 2002, between  Air  Methods  Corporation  and  Prudential  Capital
                             Partners  Management Fund, L.P.8

               4.3           Common  Stock  Purchase  Warrant,  dated  October  16, 2002, between  Air  Methods  Corporation  and  Prudential  Capital
                             Partners,  L.P8

               4.4           Form  of Common Stock Purchase Agreement, dated November 26,
                             20039

               10.1          1995  Air  Methods  Corporation  Employee Stock Option Plan4

               10.2          Amendment  to  1995  Air  Methods Corporation Employee Stock
                             Option  Plan6

               10.3          Nonemployee  Director  Stock  Option  Plan,  as  amended5


               10.4          Equity  Compensation Plan for Nonemployee Directors, adopted
                             March  12,  19933

               10.5          Employment  Agreement between the Company and Aaron D. Todd, dated  July  1,  20037

               10.6          Employment  Agreement  between  the  Company  and  David  L.
                             Dolstein,  dated  January  1,  20037

               10.7          Employment Agreement between the Company and Neil M. Hughes, dated  January  1,  20037

               10.8          Consulting  Agreement  between  the  Company  and  George W.
                             Belsey,  dated  April  15,  20037

               10.9          Employment  Agreement  between  the  Company  and  Trent  J.
                             Carman,  dated  April  28,  20037

               10.10         Employment  Agreement  between  the  Company and Sharon J.
                             Keck,  dated  January  1,  20037

               10.11         Revolving Credit and Security Agreement, dated October 16,
                             2002,  among  Air  Methods  Corporation;  Rocky  Mountain
                             Holdings,  LLC;  Mercy  Air  Service, Inc.; ARCH Air Medical
                             Service,  Inc.;  and  PNC  Bank  N.A.8

               10.12         Securities  Purchase  Agreement,  dated  October 16, 2002, between  Air  Methods  Corporation; Rocky Mountain Holdings,
                             LLC;  Mercy  Air  Service,  Inc.;  ARCH Air Medical Service,
                             Inc.;  Prudential  Capital  Partners,  L.P.;  and Prudential
                             Capital  Partners  Management  Fund,  L.P.8

               10.13         Fourth  Amendment/Waiver  dated  November  12,  2003,  to
                             Securities  Purchase  Agreement  dated  October  16,  2002, between  Air  Methods  Corporation; Rocky Mountain Holdings,
                             LLC;  Mercy  Air  Service,  Inc.;  ARCH Air Medical Service,
                             Inc.;  and  Prudential Capital Partners, L.P. and Prudential
                             Capital  Partners  Management  Fund,  L.P7

               10.14         Stockholders'  Agreement  by  and  between  Air  Methods
                             Corporation,  Prudential  Capital  Partners,  L.P.;  and
                             Prudential  Capital  Partners  Management  Fund,  L.P.8

               10.15         Senior  Subordinated Note, dated October 16, 2002, between
                             Air Methods Corporation; Rocky Mountain Holdings, LLC; Mercy
                             Air  Service,  Inc.;  ARCH  Air  Medical  Service, Inc.; and
                             Prudential  Capital  Partners,  L.P.8

               10.16         Senior  Subordinated Note, dated October 16, 2002, between
                             Air Methods Corporation; Rocky Mountain Holdings, LLC; Mercy
                             Air  Service,  Inc.;  ARCH  Air  Medical  Service, Inc.; and
                             Prudential  Capital  Partners  Management  Fund,  L.P.8

               21            Subsidiaries  of  Registrant

               23            Consent  of  KPMG  LLP

               31.1          Chief  Executive  Officer  Certification adopted pursuant to
                             Section  302  of  the  Sarbanes-Oxley  Act  of  2002

               31.2          Chief  Financial  Officer  Certification adopted pursuant to
                             Section  302  of  the  Sarbanes-Oxley  Act  of  2002


               32            Certification  adopted  pursuant  to  Section  906  of  the
                             Sarbanes-Oxley  Act  of  2002


(b)  Reports on Form 8-K:

          Current Report on Form 8-K dated December 3, 2003, regarding the Company's issuance of common stock in a private placement transaction.

--------------------------

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

6 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

7 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

8 Filed as an exhibit to the Company's Current Report on Form 8-K dated October 16, 2002, and incorporated herein by reference.

9 Filed as an exhibit to the Company's Current Report on Form 8-K dated December 3, 2003, and incorporated herein by reference

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AIR METHODS CORPORATION


Date:       March 30, 2004              By: /s/Aaron D. Todd
        --------------------                ------------------------------------
                                            Aaron D. Todd
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


/s/ Aaron D. Todd           Chief Executive Officer               March 30, 2004
-----------------
Aaron D. Todd

/s/Trent J. Carman          Chief Financial Officer               March 30, 2004
------------------
Trent J. Carman             Secretary and Treasurer

/s/ Sharon J. Keck          Chief Accounting Officer              March 30, 2004
------------------
Sharon J. Keck

/s/ George W. Belsey        Chairman of the Board                 March 30, 2004
--------------------
George W. Belsey

/s/ Ralph J. Bernstein      Director                              March 30, 2004
----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray          Director                              March 30, 2004
------------------
Samuel H. Gray

/s/ Carl H. McNair, Jr.     Director                              March 30, 2004
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller        Director                              March 30, 2004
--------------------
Lowell D. Miller, Ph.D.

/s/ Donald R. Segner        Vice-Chairman of the Board            March 30, 2004
--------------------
Donald R. Segner

/s/ Morad Tahbaz            Director                              March 30, 2004
----------------
Morad Tahbaz

/s/Paul H. Tate             Director                              March 30, 2004
---------------
Paul H. Tate

AIR METHODS CORPORATION
AND SUBSIDIARIES



                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

Independent Auditors' Report . . . . . . . . . . . . . .  . . . . . . .      F-1

Consolidated Financial Statements
---------------------------------

     CONSOLIDATED BALANCE SHEETS,
     December 31, 2003 and 2002. . . . . . . . . . . . .  . . . . . . .      F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS,
     Years Ended December 31, 2003, 2002, and 2001 . . .  . . . . . . .      F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
     Years Ended December 31, 2003, 2002, and 2001 . . .  . . . . . . .      F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
     Years Ended December 31, 2003, 2002, and 2001 . . .  . . . . . . .      F-6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
     December 31, 2003 and 2002 . . .  . . . . . . . . . .  . . . . . .      F-9

Schedules
---------

     II - VALUATION AND QUALIFYING ACCOUNTS
     Years Ended December 31, 2003, 2002, and 2001 . . .  . . . . . . .     F-29




All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------



BOARD OF DIRECTORS
AIR METHODS CORPORATION:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



                                              KPMG LLP



Denver, Colorado
March 8, 2004

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-----------------------------------------------------------------------------------------

                                                                        2003       2002
                                                                      ---------  --------
ASSETS
------------------------

Current assets:
 Cash and cash equivalents                                            $  5,574     1,410
 Current installments of notes receivable                                   58        45
 Receivables:
   Trade (note 4)                                                       82,786    54,814
   Less allowance for doubtful accounts                                (23,220)  (16,996)
                                                                      ---------  --------
                                                                        59,566    37,818

   Other                                                                 3,420     4,499
                                                                      ---------  --------
                                                                        62,986    42,317

 Inventories (note 4)                                                    9,143    12,003
 Work-in-process on medical interior and products contracts                145       203
 Assets held for sale                                                      431     3,242
 Costs and estimated earnings in excess of billings
   on uncompleted contracts (note 3)                                     2,249       703
 Deferred tax asset (note 8)                                               105     1,684
 Prepaid expenses and other current assets                               1,653     1,921
                                                                      ---------  --------

          Total current assets                                          82,344    63,528
                                                                      ---------  --------

Property and equipment (notes 4 and 5):
 Land                                                                      190       190
 Flight and ground support equipment                                   149,568   145,715
 Buildings and office equipment                                         10,436     8,951
                                                                      ---------  --------
                                                                       160,194   154,856
 Less accumulated depreciation and amortization                        (47,117)  (36,551)
                                                                      ---------  --------

     Net property and equipment                                        113,077   118,305

Goodwill (note 2)                                                        6,485     4,291
Notes and other receivables, less current installments                   1,426       124
Other assets, net of accumulated amortization of $1,347 and $720 at
 December 31, 2003 and 2002, respectively                               10,675    10,148
                                                                      ---------  --------

     Total assets                                                     $214,007   196,396
                                                                      =========  ========


                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------

                                                                                 2003       2002
                                                                               ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------
Current liabilities:
 Notes payable                                                                 $     --      2,604
 Current installments of long-term debt (note 4)                                  6,110      5,604
 Current installments of obligations under capital leases (note 5)                2,886        737
 Accounts payable                                                                 4,821      4,846
 Accrued overhaul and parts replacement costs                                     9,127      8,657
 Deferred revenue                                                                 2,898      1,258
 Billings in excess of costs and estimated earnings on uncompleted contracts
   (note 3)                                                                         174        530
 Accrued wages and compensated absences                                           6,015      5,417
 Other accrued liabilities                                                        6,631      5,300
                                                                               ---------  ---------

     Total current liabilities                                                   38,662     34,953

Long-term debt, less current installments (note 4)                               76,680     77,247
Obligations under capital leases, less current installments (note 5)                251      3,150
Accrued overhaul and parts replacement costs                                     28,614     25,871
Deferred income taxes (note 8)                                                    5,151      3,450
Other liabilities                                                                 3,961      5,507
                                                                               ---------  ---------

     Total liabilities                                                          153,319    150,178
                                                                               ---------  ---------

Stockholders' equity (note 6):
 Preferred stock, $1 par value. Authorized 5,000,000 shares,
   none issued                                                                       --         --
 Common stock, $.06 par value. Authorized 16,000,000 shares; issued
   10,817,594 and 9,488,679 shares at December 31, 2003 and 2002, respectively      649        569
 Additional paid-in capital                                                      64,413     55,127
 Accumulated deficit                                                             (4,374)    (9,477)
 Treasury stock at par, 15,700 common shares at December 31, 2002                    --         (1)
                                                                               ---------  ---------

     Total stockholders' equity                                                  60,688     46,218
                                                                               ---------  ---------
Commitments and contingencies (notes 4, 5, 9, and 11)

     Total liabilities and stockholders' equity                                $214,007   $196,396
                                                                               =========  =========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

=================================================================================================================

                                                                                       Year Ended December 31
                                                                                      ------------------------
                                                                                    2003        2002        2001
                                                                 ------------------------  ----------  ----------
Revenue:
 Flight revenue (note 7)                                         $               234,687     123,534      82,288
 Sales of medical interiors and products                                           6,803       5,796       7,655
 Parts and maintenance sales and services                                            942       1,338       2,042
 Gain on disposition of assets, net                                                   23          --         111
                                                                 ------------------------  ----------  ----------
                                                                                 242,455     130,668      92,096
                                                                 ------------------------  ----------  ----------
Operating expenses:
 Flight centers                                                                   87,151      42,958      28,288
 Aircraft operations                                                              56,776      29,771      20,222
 Aircraft rental (note 5)                                                         11,843       6,175       3,772
 Cost of medical interiors and products sold                                       4,766       4,280       5,556
 Cost of parts and maintenance sales and services                                    978       1,279       1,806
 Depreciation and amortization                                                    11,309       6,695       5,239
 Bad debt expense                                                                 32,519      15,586       9,714
 Loss on disposition of assets, net                                                   --          27         ---
 General and administrative                                                       21,550      12,744       9,781
                                                                 ------------------------  ----------  ----------
                                                                                 226,892     119,515      84,378
                                                                 ------------------------  ----------  ----------
       Operating income                                                           15,563      11,153       7,718

Other income (expense):
 Interest expense                                                                 (8,252)     (3,048)     (1,945)
 Interest and dividend income                                                        143          31         100
 Loss on extinguishment of debt                                                       --        (101)         --
 Other, net                                                                          912         424          75
                                                                 ------------------------  ----------  ----------

Income before income taxes                                                         8,366       8,459       5,948

Income tax benefit (expense) (note 8)                                             (3,263)     (3,299)        615
                                                                 ------------------------  ----------  ----------

     Net income                                                  $                 5,103       5,160       6,563
                                                                 ========================  ==========  ==========

     Basic income per common share (note 6)                      $                   .53         .56         .78
                                                                 ========================  ==========  ==========

     Diluted income per common share (note 6)                    $                   .51         .54         .76
                                                                 ========================  ==========  ==========

Weighted average number of common shares outstanding - basic                   9,665,278   9,184,421   8,421,671
                                                                 ========================  ==========  ==========

Weighted average number of common shares outstanding - diluted                10,052,989   9,478,502   8,659,302
                                                                 ========================  ==========  ==========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

======================================================================================================================

                                                                                                              Total
                                              Common Stock        Treasury Stock    Additional                Stock-
                                         ---------------------  ------------------- Paid-in   Accumulated    holders'
                                           Shares      Amount    Shares     Amount   Capital     Deficit      Equity
                                         -----------  --------  ---------  --------  --------  ------------  ---------
BALANCES AT JANUARY 1, 2001               9,084,515   $   545    701,576   $   (42)   50,113       (21,200)    29,416

Issuance of common shares for options
  and warrants exercised and services
  rendered                                  402,856        24         --        --     1,334            --      1,358
Tax benefit from exercise of stock
  options                                        --        --         --        --       227            --        227
Purchase of treasury shares                      --        --    203,774       (12)   (1,009)           --     (1,021)
Retirement of treasury shares              (868,345)      (52)  (868,345)       52        --            --         --
Net income                                       --        --         --        --        --         6,563      6,563
                                         -----------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2001             8,619,026       517     37,005        (2)   50,665       (14,637)    36,543

Issuance of common shares for options
  and warrants exercised and services
  rendered                                1,041,752        62         --        --     5,580            --      5,642
Purchase of treasury shares                      --        --    150,794        (9)   (1,118)           --     (1,127)
Retirement of treasury shares              (172,099)      (10)  (172,099)       10        --            --         --
Net income                                       --        --         --        --        --         5,160      5,160
                                         -----------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002             9,488,679       569     15,700        (1)   55,127        (9,477)    46,218

Issuance of common shares in private
  offering, net of syndication costs of
  $745 (note 6)                           1,200,000        72         --        --     8,783            --      8,855
Issuance of common shares for options
  exercised and services rendered           163,776        10         --        --       668            --        678
Purchase of treasury shares                      --        --     19,161        (1)     (165)           --       (166)
Retirement of treasury shares               (34,861)       (2)   (34,861)        2        --            --         --
Net income                                       --        --         --        --        --         5,103      5,103

                                         -----------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2003            10,817,594   $   649         --   $    --    64,413        (4,374)    60,688
                                         =============================================================================



See accompanying notes to consolidated financial statements.



AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
----------------------



                                                                                          Year Ended December 31
                                                                                      ------------------------------
                                                                                         2003      2002      2001
                                                                                      -----------  --------  -------
Cash flows from operating activities:
  Net income                                                                           $  5,103      5,160     6,563
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                11,309      6,695     5,239
    Bad debt expense                                                                     32,519     15,586     9,714
    Deferred income tax expense (benefit)                                                 3,280      2,985    (1,274)
    Common stock options and warrants issued for services                                    75         40        95
    Loss on extinguishment of debt                                                           --        101        --
    Loss (gain) on disposition of assets                                                    (23)        27      (111)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Increase in receivables                                                           (53,955)   (21,279)  (12,808)
      Decrease (increase) in inventories                                                  1,592        206      (285)
      Decrease (increase) in prepaid expenses and other current assets                      708        437       (59)
      Decrease (increase) in work-in-process on medical interior and products
       contracts and costs in excess of billings                                          (1,521)      176      (857)
      Increase (decrease) in accounts payable and other accrued liabilities                   80    (2,023)      362
      Increase in accrued overhaul and parts replacement costs                             4,546     2,222       644
      Increase (decrease) in deferred revenue, billings in excess of costs, and other
        liabilities                                                                          690       987      (521)
                                                                                        ---------  --------  --------

        Net cash provided by operating activities                                          4,403    11,320     6,702
                                                                                        ---------  --------  --------


Cash flows from investing activities:
  Acquisition of net assets of Rocky Mountain Holdings, LLC (note 2)                          --   (32,127)       --
  Acquisition of property and equipment                                                   (7,996)   (5,017)   (4,106)
  Proceeds from disposition and sale of equipment and assets held for sale                   910       845       210
  Increase in notes and other receivables and other assets, net                           (1,111)   (2,845)       (6)
                                                                                        ---------  --------  --------

Net cash used by investing activities                                                     (8,197)  (39,144)   (3,902)
                                                                                        ---------  --------  --------


                                                                     (Continued)



AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)
----------------------


                                                         Year Ended December 31
                                                      ----------------------------
                                                         2003      2002     2001
                                                      ---------  --------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock              $  9,458     3,131    1,263
  Payments for purchases of common stock                  (166)   (1,127)  (1,021)
  Net borrowings (payments) under lines of credit        2,647    12,554   (1,000)
  Proceeds from long-term debt                           8,235    30,670    2,700
  Payments of long-term debt                           (11,455)  (18,495)  (5,678)
  Payments of capital lease obligations                   (761)     (337)    (333)
                                                      ---------  --------  -------

    Net cash provided (used) by financing activities     7,958    26,396   (4,069)
                                                      ---------  --------  -------

    Increase (decrease) in cash and cash equivalents     4,164    (1,428)  (1,269)

Cash and cash equivalents at beginning of year           1,410     2,838    4,107

Cash and cash equivalents at end of year              $  5,574     1,410    2,838
                                                      =========  ========  =======

Interest paid in cash during the year                 $  7,459     2,415    1,974
                                                      =========  ========  =======
Income taxes paid in cash during the year             $     46     1,035      365
                                                      =========  ========  =======

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)

================================================================================

Non-cash investing and financing activities:

In the year ended December 31, 2003, the Company settled notes payable totaling $2,604 in exchange for the aircraft securing the debt. The Company also entered into a note payable of $516 to finance insurance policies.

In the year ended December 31, 2003, the Company sold a hangar in exchange for a note receivable totaling $315.

In the year ended December 31, 2003, the Company entered into a capital lease obligation of $11 to finance the acquisition of telephone equipment.

In the year ended December 31, 2003, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of Rocky Mountain Holdings, LLC (RMH), which increased goodwill by $2,194,000. See Note 2 for further detail on the adjustments.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, uncollectible receivables, deferred income taxes, aircraft overhaul costs and depreciation and residual values. Actual results could differ from those estimates.

     Cash  and  Cash  Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $377,000 and $141,000 at December 31, 2003 and 2002, respectively, consist of short-term money market funds.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Property  and  Equipment

     Hangars, equipment, and leasehold improvements are recorded at cost. Maintenance and repairs, other than major overhauls, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

                                                          Estimated
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

     Goodwill

     The Company accounts for goodwill under Financial Accounting Standards Board (FASB) Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of existing goodwill during 2003.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     The following table reconciles net income for the year ended December 31, 2001, to pro forma net income excluding the amortization of goodwill (amounts in thousands, except share and per share amounts).

Reported  net  income                     $  6,563
Amortization  of  goodwill                     188
                                       ------------
Adjusted  net  income                     $  6,751
                                       ============

Basic  income  per  common  share           $  .80
                                       ============
Diluted  income  per  common  share         $  .78
                                       ============

Weighted average number of common
 shares outstanding - basic              8,421,671
                                       ============
Weighted average number of common
 shares outstanding - diluted            8,659,302
                                       ============

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

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2003, assets held for sale consisted of one aircraft, which the Company intends to sell.

     Revenue  Recognition  and  Uncollectible  Receivables

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to emergency flights is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of contractual allowances and uncollectible receivables are initially determined based on historical collection rates and adjusted periodically based on actual collections.

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

                                          2003     2002     2001
                                          ----     ----     ----
Net income:
 As reported                            $ 5,103    5,160    6,563
 Less additional compensation expense,
   net of tax effect                       (319)    (736)     (82)
                                        --------  -------  -------
 Pro forma                              $ 4,784    4,424    6,481
                                        ========  =======  =======

Basic income per share:
 As reported                             $  .53      .56      .78
 Pro forma                                  .49      .48      .77

Diluted income per share:
 As reported                             $  .51      .54      .76
 Pro forma                                  .49      .46      .74


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 0% for all years; expected volatility of 32%, 57%, and 39%; risk-free interest rates of 2.4%, 1.8%, and 4.0%; and expected lives of 3 years for all years. The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001, was $2.03, $2.64, and $1.46, respectively.

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

(2)  ACQUISITION  OF  SUBSIDIARY

     On October 16, 2002, the Company acquired 100% of the membership interest of RMH, a Delaware limited liability company, for total consideration of $36,774,000. The purchase price was negotiated by the Company and the sellers, and includes an earn-out provision under which the sellers may receive up to $1,300,000 of additional consideration over the next nine years based on actual collections against certain receivables. The original earn-out amount of $2,600,000 was reduced in 2003 as a result of the forfeiture by one of the sellers of rights under the earn-out provision in lieu of payment to the Company for a previously determined adjustment to the purchase price. The acquisition was financed primarily by the issuance of $23 million in subordinated notes and by draws against a $35 million revolving credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(2)  ACQUISITION  OF  SUBSIDIARY,  CONTINUED

     The allocation of the purchase price was as follows (amounts in thousands):


                                     Preliminary                   Final
                                     Allocation                 Allocation
                                        2002       Adjustments     2003
                                    -------------------------------------
Assets purchased:
 Aircraft                           $     44,250            --    44,250
 Equipment and other property              9,587          (342)    9,245
 Receivables, net of allowances           18,496         1,455    19,951
 Inventory                                 8,852        (1,301)    7,551
 Goodwill                                  1,317         2,194     3,511
 Other                                     8,117           (86)    8,031
                                    -------------------------------------
                                          90,619         1,920    92,539
Debt and other liabilities assumed       (53,845)       (1,920)  (55,765)
                                    -------------------------------------
Purchase price                      $     36,774            --    36,774
                                    =====================================


     Adjustments to the preliminary purchase price allocation consisted primarily of revised estimates of the value of receivables and inventories, as well as increases in estimates for liabilities for severance and repair costs for aircraft parts that could not be reasonably estimated at December 31, 2002.

     The results of RMH's operations have been included with those of the Company since October 16, 2002.

(3)  COSTS  IN  EXCESS  OF  BILLINGS  AND  BILLINGS  IN  EXCESS  OF  COSTS

     As of December 31, 2003, the estimated period to complete contracts in process ranges from three to six months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                           2003     2002
                                                         --------  -------
Direct costs incurred on uncompleted contracts           $ 3,591    3,191
Estimated contribution to earnings and indirect costs      3,517    3,863
                                                         --------  -------
                                                           7,108    7,054
Less billings to date                                     (5,033)  (6,881)
                                                         --------  -------
Costs and estimated earnings in excess of billings, net  $ 2,075      173
                                                         ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(4)  NOTES  PAYABLE  AND  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following  at  December  31 (amounts in thousands):

                                                                                                    2003     2002
                                                                                                 --------  -------
Subordinated notes payable with quarterly interest payments at 12.0% and
 all principal due in 2007, unsecured (net of discount of $1,663)                                 $21,337   20,866

Borrowings under revolving credit facility with monthly interest payments and all principal due in 2006. Weighted average interest rate at
 December 31, 2003, is 3.72%.                                                                      15,201   12,554
Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009,
 collateralized by aircraft.                                                                        6,769    7,507
Notes payable with interest rates from 6.53% to 10.50%, due in monthly installments of principal and interest at various dates through 2009,
 collateralized aircraft and other flight equipment                                                 2,788    7,194
Note payable, non-interest bearing, due in annual principal payments through 2007. Annual principal payment amounts are contingent upon
 transport volume for Community-Based Model operations in Nevada.                                   1,750    2,250
Notes payable with interest rates from 5.80% to 7.48%, due in monthly payments of principal and interest with all remaining principal due in
 2008, collateralized by aircraft                                                                  17,667   20,683
Notes payable with interest rates from 5.25% to 9.27%, due in monthly payments of principal and interest with all remaining principal due in
 2006, collateralized by aircraft                                                                   3,790    5,365
Notes payable with interest rates from 8.49% to 8.96%, due in monthly payments of principal and interest with all remaining principal due in
 2007, collateralized by aircraft                                                                   3,179    3,504
Notes payable with interest at LIBOR plus 2.50%, due in monthly payments of principal and interest with all remaining principal due in
 2008, collateralized by buildings. Weighted average rate at December 31,
 2003, is 3.62%.                                                                                    2,326       --
Notes payable with interest rates from 5.49% to 5.51%, due in monthly installments of principal and interest at various dates through 2010,
 collateralized by aircraft                                                                         5,744       --
Notes payable with interest rates from 8.16% to 9.55%, due in monthly payments of principal and interest with all remaining principal due in
 2004, collateralized by aircraft                                                                   1,593    1,868
Other                                                                                                 646    1,060
                                                                                                  --------  -------
                                                                                                   82,790   82,851
Less current installments                                                                          (6,110)  (5,604)
                                                                                                  --------  -------
                                                                                                  $76,680   77,247
                                                                                                  ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(4)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED

     As of December 31, 2003, the Company had $15,201,000 outstanding against a $35 million senior revolving credit facility with certain lenders. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures October 16, 2006, but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 1% if the termination occurs prior to October 16, 2005.

     Indebtedness under the credit facility bears interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus a margin ranging from 0 to 0.75% or (ii) a rate equal to LIBOR plus a margin ranging from 1.75% to 3.00%. The weighted average interest rate on the outstanding balance against the line as of December 31, 2003, was 3.72%.

     Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

     The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2003, the Company was in compliance with or had received waivers for non-compliance with the covenants of the credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(4)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED

     On October 16, 2002, the Company issued $23 million in subordinated notes to Prudential Capital Partners, L.P. and Prudential Capital Partners Management Fund, L.P. to finance the acquisition of RMH. The notes are unsecured and provide for quarterly payment of interest only at 12% per annum, with all principal due October 16, 2007. With certain exceptions as defined in the notes, the notes may not be prepaid until January 1, 2005, and prepayments after January 1, 2005, will be at a declining premium.

     The purchase agreement entered into in connection with the notes contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make certain loans, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, sell or discount receivables, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the purchase agreement. As of December 31, 2003, the Company was in compliance with the covenants.

     Payment obligations under the subordinated notes accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest, or to perform covenants under the notes and related purchase agreement or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to file and keep effective a registration statement relating to the warrants issued to the Subordinated Lenders; and a change of control in the Company.

     Under an amendment to the agreement signed in November 2003, the Company may be assessed a one-time fee if consolidated Earnings before interest, taxes, depreciation, and amortization (EBITDA), as defined in the agreement, for the year ending December 31, 2004, is less than $34 million. The maximum fee would be $500,000 if EBITDA is less than $30 million and reduces by $100,000 for each $1 million incremental increase in EBITDA above $30 million.

     Substantially all of the Company's property and equipment is pledged as collateral under the Company's various notes payable.

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
          2004                      $ 6,110
          2005                        5,049
          2006                       23,625
          2007                       28,336
          2008                       15,142
          Thereafter                  4,528
                                    -------
                                     82,790
                                    =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(5)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2003, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):


                                                            Capital   Operating
                                                            leases      leases
                                                         ----------------------
Year ending December 31:
          2004                                            $  3,044       15,849
          2005                                                 229       15,676
          2006                                                  21       15,094
          2007                                                  10       14,150
          2008                                                  --       13,097
          Thereafter                                            --       35,018
                                                         ----------------------

Total minimum lease payments                                 3,304   $  108,884
                                                                     ==========
Less amounts representing interest                            (167)
                                                        -----------
Present value of minimum capital lease payments              3,137
Less current installments                                   (2,886)
                                                        -----------
                                                              $251
                                                        ===========

     Rent expense relating to operating leases totaled $15,424,000, $8,670,000, and $4,935,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

     At December 31, 2003 and 2002, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $4,393,000 and $4,826,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(6)  STOCKHOLDERS'  EQUITY

     (a)  PRIVATE  PLACEMENT

          In December 2003, the Company issued 1.2 million shares of common stock at $8 per share in a private placement of shares. Proceeds, net of syndication and other costs, totaled $8,855,000.

     (b)  WARRANTS

          In conjunction with debt incurred to acquire RMH in 2002, the Company issued warrants to various lenders to purchase 443,224 shares of common stock at $.06 per share. Also in 2002, the Company issued warrants to purchase 100,000 shares of common stock to Americas Partners, a related party, for services performed in the acquisition of RMH and issued 25,000 warrants in payment of consulting services. The total fair value of warrants issued during 2002 was approximately $2,545,000 and the weighted average fair value was $4.48 per warrant. As of December 31, 2003, the following warrants to purchase the Company's common stock are outstanding:

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


     (c)  STOCK  OPTION  PLANS

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

          The Nonemployee Director Stock Option Plan authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service receives a five-year option to purchase 10,000 shares, exercisable at the then current fair market value of the Company's common stock. All options under this plan are vested immediately upon issue.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(6)  STOCKHOLDERS' EQUITY, CONTINUED

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended
          December  31,  2003,  2002,  and  2001:


                                                    Weighted Average
                                       Shares        Exercise Price
                                  -----------------  ---------------
Outstanding at January 1, 2001           1,538,064   $          3.05

Granted                                    100,000              4.39
Canceled                                   (55,623)             3.50
Exercised                                 (362,856)             3.15

                                  -----------------
Outstanding at December 31, 2001         1,219,585              3.11

Granted                                    675,000              7.27
Canceled                                  (346,796)             8.05
Exercised                                 (881,752)             3.00

                                  -----------------
Outstanding at December 31, 2002           666,037              4.91

Granted                                    227,500              8.22
Canceled                                   (73,759)             2.56
Exercised                                 (163,776)             3.44

                                  -----------------
Outstanding at December 31, 2003           656,002              6.19
                                  =================

Options exercisable at:
 December 31, 2001                         987,048              3.12
 December 31, 2002                         321,438              3.56
 December 31, 2003                         414,335              5.77

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(6)  STOCKHOLDERS' EQUITY, CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2003:


                                 Weighted-Average                              Weighted-
                                    Remaining       Weighted-                   Average
Range of              Number       Contractual       Average        Number     Exercise
Exercise Price     Outstanding     Life (Years)  Exercise Price   Exercisable    Price
---------------  ----------------  ------------  ---------------  -----------  ---------
1.81 to 2.69               68,035           0.6        $    2.63       68,035  $    2.63
3.00 to 4.31               90,467           1.5             3.48       73,800       3.51
5.60 to 7.92              407,500           3.8             6.77      199,167       6.49
8.89 to 8.98               90,000           4.6             8.95       73,333       8.97
                 ----------------                                 -----------
                          656,002                                     414,335
                 ================                                 ===========

     (d)  NONEMPLOYEE  DIRECTOR  COMPENSATION  PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2003, no shares have been issued under this plan.

     (e)  INCOME  PER  SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                             2003       2002       2001
                                          ----------  ---------  ---------
Weighted average number of common shares
 outstanding - basic                       9,665,278  9,184,421  8,421,671
Dilutive effect of:
 Common stock options                         99,955    227,765    199,683
 Common stock warrants                       287,756     66,316     37,948
                                          --------------------------------
Weighted average number of common shares
 outstanding - diluted                    10,052,989  9,478,502  8,659,302
                                          ================================

          Common stock options totaling 252,500, 45,000, and 41,535, were not included in the diluted income per share calculation for the years ended December 31, 2003, 2002, and 2001, respectively, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(7)  REVENUE

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

        2004          $  50,419
        2005             42,742
        2006             25,706
        2007             11,278
        2008              4,614
        Thereafter        3,115
                      ---------
                      $ 137,874
                      =========


(8)  INCOME  TAXES

     Income tax benefit (expense) consists of the following for the years ended December 31:

                                           2003     2002     2001
                                         -------------------------
Current income tax benefit (expense):
 Federal                                 $   (12)      --    (241)
 State                                        29     (314)   (418)
                                         -------------------------
                                              17     (314)   (659)

Deferred income tax benefit (expense):
 Federal                                  (2,860)  (2,601)  1,111
 State                                      (420)    (384)    163
                                         -------------------------
                                          (3,280)  (2,985)  1,274
                                         --------  -------  ------
Total income tax benefit (expense)       $(3,263)  (3,299)    615
                                         =========================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(8)  INCOME  TAXES,  CONTINUED

     Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 34% and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                             2003      2002     2001
                                          ---------------------------
Tax at the federal statutory rate         $(2,844)  $(2,876)  (2,022)
State income taxes, net of federal
 benefit, including adjustments based on
 filed state income tax returns              (419)     (423)    (487)
Change in valuation allowance              (2,456)       --    3,301
Revisions for filed returns                 2,456        --       --
Other                                          --        --     (177)
                                          ---------------------------
Net income tax benefit (expense)          $(3,263)  $(3,299)     615
                                          ===========================

     For income tax purposes, at December 31, 2003, the Company has net operating loss carryforwards of approximately $18 million, expiring at various dates through 2023. In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $6.9 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(8)  INCOME  TAXES,  CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                               2003       2002
                                             ---------  --------
Deferred tax assets:
 Overhaul and parts replacement cost,
   principally due to the accrual method     $  8,289     6,598
 Net operating loss carryforwards               7,135     4,532
 Minimum tax credit carryforward                   12        --
 Other                                            529       253
                                             ---------  --------
     Total gross deferred tax assets           15,965    11,383
     Less valuation allowance                  (2,691)     (235)
                                             ---------  --------
     Net deferred tax assets                   13,274    11,148
                                             ---------  --------

Deferred tax liabilities:
 Equipment and leasehold improvements,
   principally due to differences in bases and
   depreciation methods                       (15,610)  (12,488)
 Allowance for uncollectible accounts          (2,363)     (211)
 Goodwill                                        (338)     (215)
 Other                                             (9)       --
                                             ---------  --------
     Total deferred tax liabilities           (18,320)  (12,914)
                                             ---------  --------
     Net deferred tax liability              $ (5,046)   (1,766)
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

(9)  EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute up to 15% of their annual salaries. The Company contributes 2% of annual salaries for all employees and matches 50% of the employees' contributions up to 6% of their annual salaries. The Company also continued the RMH defined contribution retirement plan which was in place at the acquisition date. Under the RMH plan, employees may contribute up to $12,000 annually and the Company matches 30% of the employees' contributions up to 6% of their annual salaries. Company contributions totaled approximately $2,176,000, $1,598,000, and $1,221,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

================================================================================

(10)  RELATED  PARTY  TRANSACTIONS

     In 2002, the Company paid $750,000 to Americas Partners for its services in connection with the acquisition of RMH. Ralph Bernstein and Morad Tahbaz, directors of the Company, are partners of Americas Partners. The form of payment was $477,388 in cash and warrants valued at $273,000 to purchase 100,000 shares of Company common stock. The warrants have an exercise price of $5.28 per share and expire five years from issuance.

(11)  COMMITMENTS  AND  CONTINGENCIES

     The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2003, the undiscounted maximum amount of potential future payments under the guarantees is $4,156,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

     Prior to the acquisition, RMH entered into a commitment agreement to take delivery of eight aircraft for approximately $16,000,000. As of December 31, 2003, one aircraft with a value of approximately $3,500,000 remained to be delivered, and the deposit and related note payable associated with this commitment totaled $424,000.

     Prior to the acquisition, RMH entered into a commitment agreement to take delivery of ten aircraft for approximately $16,600,000. As of December 31, 2003, four aircraft with a total value of approximately $6,500,000 remained to be delivered and the deposit and related note payable associated with this commitment totaled $211,000.

(12)  BUSINESS  SEGMENT  INFORMATION

     The Company identifies operating segments based on management responsibility and the type of products or services offered. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in 15 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals in 26 states and Puerto Rico under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(12)  BUSINESS  SEGMENT  INFORMATION,  CONTINUED

     The  accounting policies of the operating segments are as described in Note
     1. The Company evaluates the performance of its segments based on pretax income. Intersegment sales are reflected at cost-related prices.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(12) BUSINESS  SEGMENT  INFORMATION,  CONTINUED

                                Community-  Hospital-
                                  Based      Based   Products  Corporate    Intersegment
                                  Model      Model   Division  Activities   Eliminations   Consolidated
                                ------------------------------------------------------------------------
2003
External revenue                 $146,364   88,440      6,803         848             --        242,455
Intersegment revenue                   --       --      7,261          --         (7,261)            --
                                ------------------------------------------------------------------------
Total revenue                     146,364   88,440     14,064         848         (7,261)       242,455

Operating expenses                 94,506   74,429     10,360       8,213         (5,356)       182,152
Depreciation & amortization         4,857    4,539        173       1,740             --         11,309
Bad debt expense                   32,519       --         --          --             --         32,519
Interest expense                    3,962    4,121         --         169             --          8,252
Interest income                        (2)    (130)        --         (11)            --           (143)
Income tax expense                     --       --         --       3,263             --          3,263
                                ------------------------------------------------------------------------
Net income (loss)                $ 10,522    5,481      3,531     (12,526)        (1,905)         5,103
                                 =========  =======  ========  ===========  =============  =============

Total assets                     $ 74,864   N/A      N/A          141,306         (2,163)       214,007
                                 =========  =======  ========  ===========  =============  =============

2002
External revenue                 $ 73,210   51,480      5,796         182             --        130,668
Intersegment revenue                   --       --      1,933          --         (1,933)            --
                                ------------------------------------------------------------------------
Total revenue                      73,210   51,480      7,729         182         (1,933)       130,668

Operating expenses                 44,257   42,885      6,150       5,135         (1,617)        96,810
Depreciation & amortization         2,848    3,499        149         199             --          6,695
Bad debt expense                   15,586       --         --          --             --         15,586
Interest expense                    1,218    1,008         --         822             --          3,048
Interest income                        (2)     (10)        --         (19)            --            (31)
Loss on extinguishment of debt        101       --         --          --             --            101
Income tax expense                     --       --         --       3,299             --          3,299
                                ------------------------------------------------------------------------
Net income (loss)                $  9,202    4,098      1,430      (9,254)          (316)         5,160
                                 =========  =======  ========  ===========  =============  =============

Total assets                     $ 62,382   N/A      N/A          136,177         (2,163)       196,396
                                 =========  =======  ========  ===========  =============  =============

2001
External revenue                 $ 46,320   38,739      7,037          --             --         92,096
Intersegment revenue                   --       16      2,955          --         (2,971)            --
                                ------------------------------------------------------------------------
Total revenue                      46,320   38,755      9,992          --         (2,971)        92,096

Operating expenses                 28,624   31,946      7,874       3,470         (2,564)        69,350
Depreciation & amortization         1,843    2,893        191         312             --          5,239
Bad debt expense                    9,714       --         --          --             --          9,714
Interest expense                    1,109      811         --          25             --          1,945
Interest income                        (4)     (44)        --         (52)            --           (100)
Income tax benefit                     --       --         --        (615)            --           (615)
                                ------------------------------------------------------------------------
Net income (loss)                $  5,034    3,149      1,927      (3,140)          (407)         6,563
                                 =========  =======  ========  ===========  =============  =============

Total assets                     $ 35,699   N/A      N/A           52,021         (2,163)        85,557
                                 =========  =======  ========  ===========  =============  =============

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

(13)  UNAUDITED  QUARTERLY  FINANCIAL  DATA

     Summarized unaudited quarterly financial data for 2003 and 2002 is as follows (amounts in thousands except per share data):

                                                       Quarter
                                            First   Second  Third   Fourth
                                         ---------------------------------
2003
Revenue                                  $ 52,298   57,464  66,977  65,716
Operating income                              842    3,677   6,579   4,465
Income (loss) before income taxes            (846)   2,143   4,413   2,656
Net income (loss)                            (516)   1,307   2,692   1,620
Basic income (loss) per common share         (.05)     .14     .28     .16
Diluted income (loss) per common share       (.05)     .13     .27     .15

2002
Revenue                                  $ 26,329   27,750  28,908  47,681
Operating income                            3,185    2,691   1,948   3,329
Income before income taxes                  2,791    2,296   1,565   1,807
Net income                                  1,703    1,401     955   1,101
Basic income per common share                 .19      .15     .10     .12
Diluted income per common share               .19      .15     .10     .11

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

     Operating results for the fourth quarter of 2002 and for all of 2003 include the effect of the acquisition of RMH.

                          Independent Auditors' Report
                          ----------------------------



BOARD OF DIRECTORS
AIR METHODS CORPORATION:

Under date of March 8, 2004, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      KPMG LLP



Denver, Colorado
March 8, 2004

AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

--------------------------------------------------------------------------------




                                 Balance at
                                  Beginning                 Transfers and                   Balance at
Description                       of Period   Additions (a)    Other (c)   Deductions (b)  End of Period
-------------------------------  -----------  --------------  -----------  --------------  -------------

Allowance for trade receivables
 Year ended December 31, 2003    $    16,996      32,519           800        (27,095)         23,220
 Year ended December 31, 2002          5,673      15,586        11,064        (15,327)         16,996
 Year ended December 31, 2001          4,231       9,714            --         (8,272)          5,673


------------------
Notes:

(a)     Amounts charged to expense.
(b)     Bad debt write-offs and charges to allowances.
(c)     Beginning allowance balance assumed in RMH acquisition, as adjusted for final purchase price allocation.


See accompanying Independent Auditors' Report.