Form 10-Q
period 2004-03-31
AIR METHODS CORP
filed 2004-05-17
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2004
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

The number of shares of Common Stock, par value $.06, outstanding as of May 7, 2004, was 10,839,822.

                                TABLE OF CONTENTS

                                    Form 10-Q



PART I.     FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets - March 31, 2004 and December
                  31, 2003                                                     1

               Consolidated Statements of Operations for the three
                  months ended March 31, 2004 and 2003                         3

               Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2004 and 2003                         5

               Notes to Consolidated Financial Statements                      7

     Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk     22

     Item 4.   Controls and Procedures                                        22

PART II.    OTHER INFORMATION

     Item 1.   Legal Proceedings                                              23

     Item 2.   Changes in Securities                                          23

     Item 3.   Defaults upon Senior Securities                                23

     Item 4.   Submission of Matters to a Vote of Security Holders            23

     Item 5.   Other Information                                              23

     Item 6.   Exhibits and Reports on Form 8-K                               23



     SIGNATURES                                                               24

                                 PART I: FINANCIAL INFORMATION

                           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           AIR METHODS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share and per share amounts)
                                         (unaudited)

                                                                       MARCH 31,   DECEMBER 31,
                                                                         2004          2003
                                                                     --------------------------
Assets
------

Current assets:
   Cash and cash equivalents                                         $    1,536          5,574
   Current installments of notes receivable                                  59             58
   Receivables:
      Trade                                                              92,701         82,786
      Less allowance for doubtful accounts                              (25,158)       (23,220)
                                                                     --------------------------
                                                                         67,543         59,566

      Other                                                               3,335          3,420
                                                                     --------------------------
                                                                         70,878         62,986
                                                                     --------------------------

   Inventories                                                            9,129          9,143
   Work-in-process on medical interiors and products contracts              340            145
   Assets held for sale                                                     432            431
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                               1,877          2,249
   Deferred tax asset                                                        --            105
   Prepaid expenses and other                                             2,344          1,653
                                                                     --------------------------

         Total current assets                                            86,595         82,344
                                                                     --------------------------

Property and equipment:
   Land                                                                     190            190
   Flight and ground support equipment (note 2)                         130,642        149,568
   Buildings and office equipment                                        11,103         10,436
                                                                     --------------------------
                                                                        141,935        160,194
   Less accumulated depreciation and amortization                       (46,218)       (47,117)
                                                                     --------------------------

         Net property and equipment                                      95,717        113,077
                                                                     --------------------------

Goodwill                                                                  6,485          6,485
Notes and other receivables, less current installments                    1,289          1,426
Other assets, net of accumulated amortization of $1,512 and $1,347
   at March 31, 2004 and December 31, 2003, respectively                 10,576         10,675
                                                                     --------------------------

         Total assets                                                $  200,662        214,007
                                                                     ==========================

                                                                                    (Continued)

                         AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS, CONTINUED
                (Amounts in thousands, except share and per share amounts)
                                       (unaudited)


                                                               MARCH 31,   DECEMBER 31,
                                                                  2004         2003
                                                              -------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Current installments of long-term debt                     $    6,050         6,110
   Current installments of obligations under capital leases        2,821         2,886
   Accounts payable                                                5,499         6,097
   Accrued overhaul and parts replacement costs (note 2)              --         7,702
   Deferred revenue                                                3,713         2,898
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                        1,387           174
   Deferred income taxes                                           1,487            --
   Accrued wages and compensated absences                          4,890         6,015
   Other accrued liabilities                                       7,392         6,780
                                                              -------------------------

         Total current liabilities                                33,239        38,662

Long-term debt, less current installments                         83,762        76,680
Obligations under capital leases, less current installments          151           251
Accrued overhaul and parts replacement costs (note 2)                 --        26,107
Deferred income taxes (note 2)                                     8,715         5,151
Other liabilities                                                  6,010         6,468
                                                              -------------------------

         Total liabilities                                       131,877       153,319
                                                              -------------------------

Stockholders' equity (note 4):
   Preferred stock, $1 par value.  Authorized 5,000,000
      shares, none issued                                             --            --
   Common stock, $.06 par value. Authorized 16,000,000
      shares; issued 10,884,967 and 10,817,594 shares at
      March 31, 2004 and December 31, 2003,
      respectively                                                   653           649
   Additional paid-in capital                                     64,458        64,413
   Retained earnings (accumulated deficit)  (note 2)               3,677        (4,374)
   Treasury stock at par, 45,624 common shares at March
      31, 2004                                                        (3)           --
                                                              -------------------------

         Total stockholders' equity                               68,785        60,688
                                                              -------------------------

         Total liabilities and stockholders' equity           $  200,662       214,007
                                                              =========================

See accompanying notes to consolidated financial statements.

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except share and per share amounts)
                                        (unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                           2004          2003
                                                                     ----------------------------
Revenue:
   Flight revenue                                                    $      59,577        52,376
   Sales of medical interiors and products                                   2,025         1,335
   Parts and maintenance sales and services                                     32           243
                                                                     ----------------------------
                                                                            61,634        53,954
                                                                     ----------------------------

Operating expenses:
   Flight centers                                                           24,246        20,311
   Aircraft operations                                                      13,721        13,184
   Aircraft rental                                                           3,330         2,801
   Cost of medical interiors and products sold                                 638         1,124
   Cost of parts and maintenance sales and services                             47           241
   Depreciation and amortization                                             2,677         2,748
   Bad debt expense                                                          9,740         7,986
   Loss on disposition of assets, net                                            4            13
   General and administrative                                                6,322         4,704
                                                                     ----------------------------
                                                                            60,725        53,112
                                                                     ----------------------------

         Operating income                                                      909           842

Other income (expense):
   Interest expense                                                         (2,087)       (2,006)
   Interest and dividend income                                                  4             3
   Other, net                                                                  282           315
                                                                     ----------------------------

Loss before income tax benefit and cumulative effect of change in
   accounting principle                                                       (892)         (846)

Income tax benefit                                                             348           330
                                                                     ----------------------------

Loss before cumulative effect of change in accounting principle               (544)         (516)

Cumulative effect of change in method of accounting for maintenance
   costs, net of income taxes  (note 2)                                      8,595            --

                                                                     ----------------------------
         Net income (loss)                                           $       8,051          (516)
                                                                     ============================

                                                                                      (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except share and per share amounts)
                                        (unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2004         2003
                                                                     ----------------------------
Income (loss) per common share - basic and diluted  (note 3):
   Loss before cumulative effect of change in accounting principle   $        (.05)         (.05)
   Cumulative effect of change in method of accounting for
      maintenance costs, net of income taxes                                   .79            --
                                                                     ----------------------------
   Net income (loss)                                                 $         .74          (.05)
                                                                     ============================

Pro forma results, assuming change in method of accounting for maintenance costs was applied retroactively (note 2):
   Net income                                                                        $       805
                                                                                     ============
   Basic and diluted income per common share                                         $       .08
                                                                                     ============

Weighted average number of common shares outstanding - basic            10,832,455     9,521,884
                                                                     ============================

Weighted average number of common shares outstanding - diluted          11,258,883     9,864,211
                                                                     ============================


See accompanying notes to consolidated financial statements.

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Amounts in thousands)
                                                (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                         2004          2003
                                                                                    ----------------------------
Cash flows from operating activities:
   Net income (loss)                                                                $      8,051           (516)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Depreciation and amortization expense                                                2,677          2,748
      Bad debt expense                                                                     9,740          7,986
      Deferred income tax benefit                                                           (339)          (330)
      Loss on retirement and sale of equipment, net                                            4             13
      Common stock options and warrants issued for services                                   --             75
      Cumulative effect of change in method of accounting for maintenance                 (8,595)            --
      Changes in assets and liabilities:
         Decrease (increase) in prepaid and other current assets                            (692)         1,300
         Increase in receivables                                                         (17,632)       (10,175)
         Decrease (increase) in inventories                                                   14           (289)
         Decrease (increase) in work-in-process on medical interiors and costs in
            excess of billings                                                               177           (560)
         Decrease in accounts payable, other accrued liabilities, and other
            liabilities                                                                   (2,017)        (1,905)
         Increase in deferred revenue and billings in excess of costs                      2,028            168
         Increase in accrued overhaul and parts replacement costs                             --          1,124
                                                                                    ----------------------------
               Net cash used by operating activities                                      (6,584)          (361)
                                                                                    ----------------------------

Cash flows from investing activities:
   Acquisition of equipment and leasehold improvements                                    (4,433)          (988)
   Proceeds from disposition and sale of equipment                                             9             10
   Decrease in notes receivable and other assets, net                                         67            322
                                                                                    ----------------------------
               Net cash used by investing activities                                      (4,357)          (656)
                                                                                    ----------------------------

                                                                                                     (Continued)

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                          (Amounts in thousands)
                                                (unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    ----------------------------
                                                                                         2004          2003
                                                                                    ----------------------------
Cash flows from financing activities:
   Net borrowings under line of credit                                              $      8,169   $      2,040
   Proceeds from long-term debt                                                            8,531          2,490
   Payments of long-term debt                                                             (9,678)        (1,768)
   Payments of capital lease obligations                                                    (165)          (176)
   Payments for purchases of common stock                                                   (416)           (32)
   Proceeds from issuance of common stock, net                                               462            274
                                                                                    ----------------------------
            Net cash provided by financing activities                                      6,903          2,828
                                                                                    ----------------------------

Increase (decrease) in cash and cash equivalents                                          (4,038)         1,811

Cash and cash equivalents at beginning of period                                           5,574          1,410
                                                                                    ----------------------------

Cash and cash equivalents at end of period                                          $      1,536   $      3,221
                                                                                    ============================

Non-cash investing and financing activities:

Effective January 1, 2004, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Accordingly, the Company reversed its major overhaul accrual totaling $33,809 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719, with the balance reflected as the cumulative effect of change in accounting principle of $8,595 ($14,090, net of income taxes of $5,495).

In the quarter ended March 31, 2003, the Company settled a note payable totaling $1,121 in exchange for the aircraft securing the debt.





See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

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

     The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, commencing January 1, 2004, all maintenance costs are recognized as expense as costs are incurred. Prior to January 1, 2004, the Company accrued for major engine and airframe component overhaul costs based on usage of the aircraft component over the period between overhauls or replacements in advance of performing the maintenance services. (See Note 2).

     Certain prior period amounts have been reclassified to conform with the 2004 presentation.

(2)  ACCOUNTING  CHANGE
     ------------------

     Effective January 1, 2004, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until there is an obligating event (when the maintenance event is actually being performed), the direct expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the transportation industry. Accordingly, effective January 1, 2004, the Company reversed its major overhaul accrual totaling $33,809,000 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719,000, with the balance reflected as the cumulative effect of change in accounting principle of $8,595,000
     ($14,090,000,  net  of  income  taxes  of  $5,495,000).

(3)  INCOME  (LOSS)  PER  SHARE
     --------------------------

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
     Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

                                                                        2004       2003
                                                                     ----------  ---------
     Weighted average number of common shares outstanding - basic    10,832,455  9,521,884
     Dilutive effect of:
        Common stock options                                            115,452     69,457
        Common stock warrants                                           310,976    272,870
                                                                     ---------------------
     Weighted average number of common shares outstanding - diluted  11,258,883  9,864,211
                                                                     =====================

     Common stock options totaling 640,000 were not included in the diluted shares outstanding for the quarter ended March 31, 2004, because their effect would have been anti-dilutive. Common stock options totaling 265,000 and common stock warrants totaling 25,000 were not included in the diluted shares outstanding for the quarter ended March 31, 2003, because their effect would have been anti-dilutive.

(4)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2004, consisted of the following (amounts in thousands except share amounts):

                                                           Shares
                                                         Outstanding    Amount
                                                         ----------------------
        Balances at January 1, 2004                       10,817,594   $60,688

        Issuance of common shares for options exercised       67,373       462
        Purchase of treasury shares                          (45,624)     (416)
        Net income                                                --     8,051
                                                         ----------------------

        Balances at March 31, 2004                        10,839,343   $68,785
                                                         ======================

(5)  STOCK-BASED  COMPENSATION
     -------------------------

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

                                                               2004     2003
                                                              -------  ------
          Net loss before cumulative effect of change in
            accounting principle:
               As reported                                    $ (544)  $(516)
               Pro forma                                        (616)   (564)

          Net income (loss):
               As reported                                    $8,051   $(516)
               Pro forma                                       7,979    (564)

          Basic and diluted loss per share before cumulative
            effect of change in accounting principle:
               As reported                                    $ (.05)  $(.05)
               Pro forma                                        (.06)   (.05)

          Basic and diluted net income (loss) per share:
               As reported                                    $  .74   $(.05)
               Pro forma                                         .74    (.05)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 30%; risk-free interest rates of 3.3%; and expected life of 4 years. The weighted average fair value of options granted during the quarter ended March 31, 2004, was $2.81. No options were granted during the first quarter of 2003.

(6)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------

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

                                                                             Products    Corporate    Intersegment
FOR QUARTER ENDED MARCH 31:                           CBM         HBM        Division    Activities   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
     2004
     External revenue                              $  39,044      20,565          2,025          --             --         61,634
     Intersegment revenue                                 --          --          2,166          --         (2,166)            --
                                                   -------------------------------------------------------------------------------
     Total revenue                                    39,044      20,565          4,191          --         (2,166)        61,634
                                                   -------------------------------------------------------------------------------

     Operating expenses                               27,173      18,206          2,483       1,931         (1,767)        48,026
     Depreciation & amortization                       1,330       1,257             42          48             --          2,677
     Bad debt expense                                  9,740          --             --          --             --          9,740
     Interest expense                                  1,029         967             --          91             --          2,087
     Interest income                                      --          --             --          (4)            --             (4)
     Income tax benefit                                   --          --             --        (348)            --           (348)
                                                   -------------------------------------------------------------------------------
     Segment net income (loss) before cumulative
       effect of change in accounting principle         (228)        135          1,666      (1,718)          (399)          (544)
     Cumulative effect of change in accounting
       principle, net                                     --          --             --       8,595             --          8,595
                                                   -------------------------------------------------------------------------------
     Segment net income (loss)                     $    (228)        135          1,666       6,877           (399)         8,051
                                                   ===============================================================================
     Total assets                                  $  56,027         N/A            N/A     146,799         (2,164)       200,662
                                                   ===============================================================================

     2003
     External revenue                              $  31,370      21,035          1,335         214             --         53,954
     Intersegment revenue                                 --          --          1,117          --         (1,117)            --
                                                   -------------------------------------------------------------------------------
     Total revenue                                    31,370      21,035          2,452         214         (1,117)        53,954
                                                   -------------------------------------------------------------------------------

     Operating expenses                               20,756      18,032          2,080       2,177           (982)        42,063
     Depreciation & amortization                       1,115       1,155             45         433             --          2,748
     Bad debt expense                                  7,986          --             --          --             --          7,986
     Interest expense                                    991         911             --         104             --          2,006
     Interest income                                      (1)         (2)            --          --             --             (3)
     Income tax benefit                                   --          --             --        (330)            --           (330)
                                                   -------------------------------------------------------------------------------
     Segment net income (loss)                     $     523         939            327      (2,170)          (135)          (516)
                                                   ===============================================================================

     Total assets                                  $  62,214         N/A            N/A     136,354         (2,164)       196,404
                                                   ===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning possible or assumed future results of the Company; size, structure and growth of the Company's air medical services and products markets; flight volume of CBM operations;
collection rates for patient transports; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's annual report on Form 10-K. The Company undertakes no obligation to update any forward-looking statements.

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2004 the CBM Division generated 63% of the Company's total revenue, increasing from 58% in the first quarter of 2003.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (65% of total contract revenue) and hourly flight fees (35% of total contract revenue) billed to hospital customers. In the first quarter of 2004 the HBM Division generated 34% of the Company's total revenue, decreasing from 39% in 2003.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2004 the Products Division generated 3% of the Company's total revenue, increasing from 2% in 2003.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:
- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, 64% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 7,000 for the first quarter of 2004 compared to approximately 5,100 for the first quarter of 2003. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 5,300 in the first quarter of 2004 compared to approximately 4,500 in the first three months of 2003.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Effective January 1, 2004, the Company instituted a price increase of approximately 5% for its CBM operations. However, net revenue after bad debt expense per transport decreased 8.8% in the first quarter of 2004 compared to the first quarter of 2003. The total allowance for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, increased from 41.6% of related gross flight revenue for the quarter ended March 31, 2003, to 49.6% in the first quarter of 2004. The Company believes the decrease in collection rate is driven primarily by overall economic conditions. Staffing within the billing and collections department also has a direct impact on the pace of collections, and timeliness of collections may have an impact on the ultimate collectibility of receivables. In 2004, the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director to address recent slowdowns in collections.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing 28% of the total fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations increased 23.2% in the first quarter of 2004 compared to 2003, while total flight volume for CBM and HBM operations increased 14.8% over the same period. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the past 12 months, the CBM division commenced operations at two new locations which had previously been hospital-based flight programs with either the Company or another vendor. At the expiration of contracts in the fourth quarter of 2003 and first quarter of 2004, two of the Company's HBM customers also converted their flight programs to the community-based model with services provided by another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

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

RESULTS OF OPERATIONS

The Company reported net income of $8,051,000 for the three months ended March 31, 2004, compared to a net loss of $516,000 for the quarter ended March 31, 2003. Net income for the first quarter of 2004 included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below. Before the cumulative effect of the change in accounting principle, the Company reported a net loss of $544,000. Although the Company experienced a 16% increase in Same-Base Transports for its CBM bases during the first quarter of 2004 as compared to the first quarter of 2003, net reimbursement (revenue after Medicare/Medicaid discounts and bad debt expense) decreased 8.8%. The Company also had higher aircraft maintenance costs in 2004 compared to 2003.

CHANGE IN ACCOUNTING METHOD

Effective January 1, 2004, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. Accordingly, effective January 1, 2004, the Company reversed its major overhaul accrual totaling $33,809,000 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719,000, with the balance reflected as the cumulative effect of change in accounting principle of $8,595,000 ($14,090,000, net of income taxes of $5,495,000).

Pro forma results, assuming the change in accounting principle had been applied retroactively, are as follows for the quarter ended March 31, 2003:

                                                  As Reported   Pro Forma
                                                 -------------  ---------

     Aircraft operations expense                 $     13,184      11,396
                                                 ========================
     Depreciation and amortization               $      2,748       2,370
                                                 ========================

     Net income (loss)                           $       (516)        805
                                                 ========================

     Basic and diluted income (loss) per share   $       (.05)        .08
                                                 ========================


FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT  REVENUE  increased $7,201,000, or 13.7%, from $52,376,000 to $59,577,000 for the three months ended March 31, 2004, compared to 2003. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
- CBM - Flight revenue increased $7,658,000, or 24.4%, to $39,012,000 in the three months ended March 31, 2004, compared to 2003, for the following reasons:
     - Revenue of $5,356,000 from the addition of 13 new CBM bases either during or subsequent to the first quarter of 2003.
     - Purchase of certain business assets from another air medical service provider in southeastern Arizona in May 2003, resulting in the expansion of operations from three bases to five. Transport volume for all bases in the region increased 95.5% in the quarter ended March 31, 2004, compared to 2003, resulting in incremental revenue of approximately $1,703,000.

     - Closure of one base in the fourth quarter of 2003 and another in the first quarter of 2004, resulting in a decrease in revenue of approximately $708,000.
     - Increase in flight volume for bases open longer than one year. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations increased 16.0% in the first quarter of 2004 compared to the prior year. The increase in flight volume is primarily attributed to improved weather conditions and an increase in flight requests, driven in part by enhanced crew outreach and other marketing initiatives in 2004 compared to 2003.
     - Average price increase of approximately 5% for all CBM operations effective January 1, 2004.
- HBM - Flight revenue decreased $457,000, or 2.2%, to $20,565,000 for the quarter ended March 31, 2004, for the following reasons:
     - Discontinuation of service under three contracts either prior to or during the first quarter of 2004. In addition, during the fourth quarter of 2003, one HBM customer converted to CBM operations. The resulting decrease in revenue from all of these actions was approximately $1,371,000.
     - Revenue of approximately $139,000 generated by the addition of one new contract during the first quarter of 2004.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index and in hull insurance rates.
     - Increase of 6.5% in flight volume for all contracts excluding the discontinued contracts and the new contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,935,000, or 19.4%, to $24,246,000 for the quarter ended March 31, 2004, compared to 2003. Changes by business segment are as follows:
- CBM - Flight center costs increased $3,791,000, or 31.6%, to $15,787,000 for the following reasons:
     - Approximately $2,977,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $261,000 due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.
     - Increase of approximately $200,000 for monthly service fees associated with an updated flight tracking system.
- HBM - Flight center costs increased $143,000, or 1.7%, to $8,458,000 primarily due to the following:
     - Decrease of approximately $498,000 due to the closure of base locations described above.
     - Approximately $32,000 for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.

AIRCRAFT OPERATING EXPENSES increased $537,000, or 4.1%, for the quarter ended March 31, 2004, in comparison to the quarter ended March 31, 2003. On a pro forma basis, assuming the change in accounting principle for maintenance costs had been applied retroactively, aircraft operating expenses would have increased $2,325,000, or 20.4%, in the first quarter of 2004 compared to the first quarter of 2003. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Addition of 11 helicopters for CBM operations and 7 helicopters for HBM operations since March 31, 2003, resulting in an increase of approximately $462,000 in aircraft operating expenses.
- Increase in maintenance costs for engine overhauls and aircraft interior refurbishment. Refurbishment was required due to the age of the interiors.
-    Increase  in  the  cost  of  aircraft  fuel.
-    Decrease  of approximately 15% in hull insurance rates effective July 2003.

AIRCRAFT RENTAL EXPENSE increased $529,000, or 18.9%, for the first quarter of 2004 compared to the first quarter of 2003. Rental expense for 14 leased aircraft added to the Company's fleet since March 31, 2003, totaled $510,000 in the three months ended March 31, 2004.

BAD DEBT EXPENSE increased $1,754,000, or 22.0%, for the quarter ended March 31, 2004, compared to 2003, due primarily to the increase in related CBM flight revenue. Bad debt expense as a percentage of related net flight revenue remained constant at 25.0% in the first quarters of 2004 and 2003. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, increased from 41.6% of related gross flight revenue for the quarter ended March 31, 2003, to 49.6% in the first quarter of 2004. The Company believes the decrease in collection rates is due to general recessionary trends in the economy. Bad debt expense related to HBM operations and Products Division was not significant in either 2004 or 2003.


MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $690,000, or 51.7%, from $1,335,000 for the three months ended March 31, 2003, to $2,025,000 for the first quarter of 2004. Significant projects in the first quarter of 2004 included ongoing production of eleven Multi-Mission Medevac Systems for the U.
S. Army's HH-60L Black Hawk helicopter and 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV). Revenue by product line was as follows:
-    $209,000 - manufacture and installation of modular medical interiors
-    $1,191,000 - manufacture of multi-mission interiors
- $625,000 - design and manufacture of other aerospace and medical transport products

Significant projects in the first quarter of 2003 included manufacture of modular medical interiors for three commercial customers. Revenue by product line was as follows:
-    $1,172,000 - manufacture and installation of modular medical interiors
- $163,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $486,000, or 43.2%, for the three months ended March 31, 2004, as compared to the previous year. The average net margin earned on projects during the first quarter of 2004 was 49% compared to 22% in 2003, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.


GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $71,000, or 2.6% for the three months ended March 31, 2004, compared to 2003. The decrease is primarily the result of the change in the method of accounting for major engine and airframe component overhauls and replacements, as discussed more fully above. As part of the change in method, the Company reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases, resulting in a decrease of approximately $378,000 in depreciation expense for the first quarter of 2004. The decrease was offset in part by depreciation on engine upgrades, rotable equipment, and computer hardware and software acquired subsequent to March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES increased $1,618,000, or 34.4%, for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003, reflecting the growth in the Company's operations. General and administrative expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, and CBM program administration. During the last half of 2003, the Company formalized the organization structure for its CBM division along regional and program lines and added administrative personnel to manage the daily operations of CBM bases. The Company also increased the number of billing and collections department personnel by 33% in the first quarter of 2004, compared to the first quarter of 2003, to keep pace with the growth in CBM operations and to address recent slowdowns in collections. These increases were offset in part by a decrease in aviation management costs resulting from the consolidation of FAA Part 135 operating certificates from 4 certificates at the beginning of 2003 to 2 certificates by the beginning of 2004.

INTEREST EXPENSE increased $81,000, or 4.0%, in the first quarter of 2004, compared to the first quarter of 2003, primarily as a result increased borrowings against the Company's line of credit. The balance drawn against the line of credit was $23,370,000 as of March 31, 2004, compared to $14,594,000 at March 31, 2003. This increase was partially offset by decreases in principal balances as a result of regularly scheduled payments and the refinancing of $17.5 million of debt at lower interest rates since March 31, 2003.

The Company recorded a DEFERRED INCOME TAX BENEFIT of $348,000 and $330,000 in the first quarter of 2004 and 2003, respectively, both at an effective rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $53,356,000 as of March 31, 2004, compared to $43,682,000 at December 31, 2003. The change in working capital position is primarily attributable to the following:
- Increase of $7,892,000 in receivables consistent with the increased revenue for the CBM division resulting from new base expansions and increases in flight volume. In addition, receivables related to CBM operations increased as a result of a slowdown in collections. The Company attributes the slowdown primarily to the impact of understaffing in the billing and collections department and general economic factors.

- Decrease of $7,702,000 in short-term accrued overhaul and parts replacement costs liabilities, due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Effective January 1, 2004, the Company reversed its major overhaul accrual for all owned and leased aircraft.

SOURCES  AND  USES  OF  CASH

The Company had cash and cash equivalents of $1,536,000 as of March 31, 2004, compared to $5,574,000 at December 31, 2003. Cash used by operations in the first quarter of 2004 totaled $6,584,000 compared to $361,000 in 2003, primarily due to the increase in receivables, net of bad debt expense, described above.

Cash used by investing activities totaled $4,357,000 in 2004 compared to $656,000 in 2003. Equipment acquisitions in the first quarter of 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. Capital lease financing for the hardware and software acquisitions is expected to be finalized during the second quarter of 2004. Equipment acquisitions in the first quarter of 2003 consisted primarily of medical interior and avionics installations or upgrades for existing equipment. In the first quarter of 2003, the Company received $116,000 in full payment of a note receivable.

Financing activities generated $6,903,000 in 2004 compared to $2,828,000 in 2003. The Company used proceeds from new note agreements originated in 2004 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems projected for implementation later in the year. The primary use of cash in both 2004 and 2003 was regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in both 2004 and 2003 by draws against the Company's line of credit and proceeds from new note agreements.

In January 2004 the Company originated a note payable of $1,039,000 with interest at 5.08% to refinance existing debt with a higher interest rate and to fund the acquisition of computer hardware and software for systems integration scheduled for 2004; the note is payable through January 2010. In March 2004 the Company originated a note payable of $7,492,000 with interest at 5.60% to refinance existing debt with a higher interest rate; the note is payable through April 2010.

OUTLOOK  FOR  2004

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

The Company opened CBM operations at new locations in Michigan, Virginia, and Missouri and closed one location in Florida during the first quarter of 2004. The location in Florida was closed due to low flight volume and low collection rates. The Company expects to open an additional location in the Midwest during the second quarter of 2004. CBM flight volume at all other locations is expected to be consistent during 2004 with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based  Model

The Company discontinued service under one contract in New Mexico in the first quarter of 2004. In March 2004, the Company began operations under a five-year contract with a new customer in Florida. Four hospital contracts are due for renewal in 2004. The Company expects 2004 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of March 31, 2004, the Company was continuing the production of 11 HH-60L units and 21 MEV units for the U.S. Army, with delivery scheduled through the third quarter of 2004. In the first quarter of 2004, the Company was awarded a contract to manufacture and install a multi-mission interior in a Sikorsky
FIREHAWK helicopter for the Los Angeles County Fire Department; work began in the second quarter of 2004 and is expected to be completed in the second quarter of 2005. Remaining revenue for all contracts in process as of March 31, 2004, is estimated at $3.7 million.

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

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2004. The Company also had approximately $15,458,000 in borrowing capacity available under its revolving credit facility as of March 31, 2004.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2004" and those described below.

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $104.4 million of indebtedness, of which approximately $92.8 million was outstanding at March 31, 2004. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - The subordinated notes and senior credit facility, into which the Company entered to finance the acquisition of RMH, both contain restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreements or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the subordinated notes and the senior credit facility. Given factors beyond the Company's control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that the Company will be able to obtain such waivers without payment of significant cash or equity compensation to the lenders.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 30% of the Company's total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

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

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of May 14, 2004, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 5.5% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on CBM flight revenue for the quarter ended March 31, 2004, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $580,000 in flight revenue.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on CBM net flight revenue for the quarter ended March 31, 2004, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $390,000 in bad debt expense.

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

Aircraft  Overhaul  Costs

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities on the direct expense method. Under this method, commencing January 1, 2004, all maintenance costs are recognized as expense as costs are incurred. Prior to January 1, 2004, the Company accrued for major engine and airframe component overhaul costs based on usage of the aircraft component over the period between overhauls or replacements in advance of performing the maintenance services.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $23,348,000 outstanding against the line of credit and $2,276,000 in notes payable. Based on the amounts outstanding at March 31, 2004, the annual impact of a 1% change in interest rates would be approximately $256,000. Interest rates on these instruments approximate current market rates as of March 31, 2004. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In 2004, the Company expects to upgrade its hardware and software systems relating to finance and accounting, inventory, purchasing, and dispatch and communications and is monitoring the progress of the upgrades.

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

                    Not Applicable.

ITEM 5.             OTHER INFORMATION

                    Not Applicable.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

                         18.1 Letter  from  KPMG  LLP  regarding  Change  in
                              Accounting  Principle

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


                                          AIR METHODS CORPORATION


Date: May 17, 2004                        By  \s\  Aaron D. Todd
                                            -----------------------------------
                                             Aaron D. Todd
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 17, 2004                        By  \s\  Trent J. Carman
                                            -----------------------------------
                                             Trent J. Carman
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date: May 17, 2004                        By  \s\  Sharon J. Keck
                                            -----------------------------------
                                             Sharon J. Keck
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)