Form 10-Q
period 2004-06-30
AIR METHODS CORP
filed 2004-08-13
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended         June  30,  2004
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                     to
                                    ------------------    ----------------------

                         Commission file number  0-16079
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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes         No    X
                                                         -----      -----

The number of shares of Common Stock, par value $.06, outstanding as of August 6, 2004, was 10,921,211.

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

            Item 1.  Consolidated Unaudited Financial Statements

                     Consolidated Balance Sheets - June 30, 2004 and
                     December 31, 2003                                         1

                     Consolidated Statements of Operations for the three and
                     six months ended June 30, 2004 and 2003                   3

                     Consolidated Statements of Cash Flows for the six
                     months ended June 30, 2004 and 2003                       5

                     Notes to Unaudited Consolidated Financial Statements      7

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      12

            Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk                                                     23

            Item 4.  Controls and Procedures                                  23


PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                        24

            Item 2.  Changes in Securities                                    24

            Item 3.  Defaults upon Senior Securities                          24

            Item 4.  Submission of Matters to a Vote of Security Holders      24

            Item 5.  Other Information                                        24

            Item 6.  Exhibits and Reports on Form 8-K                         25

SIGNATURES                                                                    26

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                JUNE 30,   DECEMBER 31,
                                                                  2004         2003
                                                               -------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                    $   5,298          5,574
  Current installments of notes receivable                            59             58
  Receivables:
    Trade                                                        100,657         89,867
    Less allowance for doubtful accounts                         (37,431)       (30,301)
                                                               -------------------------
                                                                  63,226         59,566

    Other                                                          3,414          3,420
                                                               -------------------------
        Total receivables                                         66,640         62,986
                                                               -------------------------

  Inventories                                                      8,881          9,143
  Work-in-process on medical interiors and products contracts        380            145
  Assets held for sale                                               454            431
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                          1,626          2,249
  Deferred tax asset                                                  --            105
  Prepaid expenses and other                                       1,986          1,653
                                                               -------------------------

      Total current assets                                        85,324         82,344
                                                               -------------------------

Equipment and leasehold improvements:
  Land                                                               190            190
  Flight and ground support equipment                            131,184        149,568
  Furniture and office equipment                                  11,528         10,436
                                                               -------------------------
                                                                 142,902        160,194
  Less accumulated depreciation and amortization                 (48,635)       (47,117)
                                                               -------------------------

      Net equipment and leasehold improvements                    94,267        113,077
                                                               -------------------------

Goodwill                                                           6,485          6,485
Notes receivable, less current installments                        1,150          1,426
Other assets, net of accumulated amortization of $1,700 and
  $1,347 at June 30, 2004 and December 31, 2003, respectively     11,423         10,675
                                                               -------------------------

      Total assets                                             $ 198,649        214,007
                                                               =========================

                                                                             (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS, CONTINUED
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                        (UNAUDITED)

                                                                             JUNE 30,   DECEMBER 31,
                                                                               2004         2003
                                                                             ------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Current installments of long-term debt                                     $   5,927         6,110
  Current installments of obligations under capital leases                       2,700         2,886
  Accounts payable                                                               4,775         6,097
  Accrued overhaul and parts replacement costs                                      --         7,702
  Deferred revenue                                                               4,388         2,898
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                          936           174
  Deferred income taxes                                                            862            --
  Accrued wages and compensated absences                                         6,570         6,015
  Other accrued liabilities                                                      7,107         6,780
                                                                             ------------------------

      Total current liabilities                                                 33,265        38,662

Long-term debt, less current installments                                       76,720        76,680
Obligations under capital leases, less current installments                         62           251
Accrued overhaul and parts replacement costs                                        --        26,107
Deferred income taxes                                                           10,982         5,151
Other liabilities                                                                6,097         6,468
                                                                             ------------------------

      Total liabilities                                                        127,126       153,319
                                                                             ------------------------

Stockholders' equity (note 4):

  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                                             --            --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 10,910,081 and 10,817,594 shares at June 30,
    2004 and December 31, 2003, respectively                                       655           649
  Additional paid-in capital                                                    64,673        64,413
  Retained earnings (accumulated deficit)                                        6,195        (4,374)
                                                                             ------------------------

      Total stockholders' equity                                                71,523        60,688
                                                                             ------------------------

      Total liabilities and stockholders' equity                             $ 198,649       214,007
                                                                             ========================


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                 AIR METHODS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                            ---------------------------------------------
                                                               2004         2003       2004       2003
                                                            ---------------------------------------------

Revenue:
  Flight revenue                                            $   72,861      55,638    132,438    106,358
  Sales of medical interiors and products                        1,360       1,577      3,385      2,912
  Parts and maintenance sales and services                          34         249         66        492
                                                            ---------------------------------------------
                                                                74,255      57,464    135,889    109,762
                                                            ---------------------------------------------
Operating expenses:
  Flight centers                                                24,313      21,086     48,559     41,397
  Aircraft operations                                           14,886      14,100     28,607     27,284
  Aircraft rental                                                3,532       3,059      6,862      5,860
  Medical interiors and products sold                              539       1,379      1,177      2,503
  Cost of parts and maintenance sales and services                  37         250         84        491
  Depreciation and amortization                                  2,734       2,808      5,411      5,556
  Bad debt expense                                              15,481       5,572     25,221     11,902
  Loss on disposition of assets, net                                22          13         26         26
  General and administrative                                     6,795       5,520     13,117     10,224
                                                            ---------------------------------------------
                                                                68,339      53,787    129,064    105,243
                                                            ---------------------------------------------

      Operating income                                           5,916       3,677      6,825      4,519

Other income (expense):
  Interest expense                                              (2,033)     (1,928)    (4,120)    (3,934)
  Interest income                                                    5           3          9          6
  Other, net                                                       272         391        554        706
                                                            ---------------------------------------------

Income before income tax expense and cumulative effect of
    change in accounting principle                               4,160       2,143      3,268      1,297

Income tax expense                                              (1,642)       (836)    (1,294)      (506)
                                                            ---------------------------------------------

Income before cumulative effect of change in accounting
    principle                                                    2,518       1,307      1,974        791

Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes  (note 2)                --          --      8,595         --

                                                            ---------------------------------------------
      Net income                                            $    2,518       1,307     10,569        791
                                                            =============================================

                                                                                              (Continued)

                                 AIR METHODS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                              (UNAUDITED)

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                              2004        2003        2004       2003
                                                           ---------------------------------------------

Basic income per common share (note 3):
  Income before cumulative effect of change in accounting
    principle                                              $       .23        .14         .18        .08
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --         --         .79         --
                                                           ---------------------------------------------
  Net income                                               $       .23        .14         .97        .08
                                                           =============================================

Diluted income per common share (note 3):
  Income before cumulative effect of change in accounting
    principle                                              $       .22        .13         .18        .08
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --         --         .76         --
                                                           ---------------------------------------------
  Net income                                               $       .22        .13         .94        .08
                                                           =============================================

Weighted average number of common shares   outstanding -
basic                                                       10,867,002  9,561,705  10,849,728  9,541,905
                                                           =============================================

Weighted average number of common shares   outstanding -
diluted                                                     11,264,313  9,931,526  11,260,892  9,896,207
                                                           =============================================


See accompanying notes to unaudited consolidated financial statements.

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                      ------------------------------
                                                                                           2004            2003
                                                                                      ------------------------------

Cash flows from operating activities:
  Net income                                                                          $       10,569            791
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                      5,411          5,556
    Common stock options and warrants issued for services                                         --             75
    Bad debt expense                                                                          25,221         11,902
    Deferred income tax expense                                                                1,303            436
    Loss on retirement and sale of equipment, net                                                 26             26
    Cumulative effect of change in method of accounting for maintenance                       (8,595)            --
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                          (356)           489
      Increase in receivables                                                                (28,875)       (19,813)
      Decrease in parts inventories                                                              262            645
      Decrease (increase) in work-in-process on medical interiors and costs in
        excess of billings                                                                       388           (778)
      Decrease in accounts payable, other accrued liabilities, and other
        liabilities                                                                           (1,280)        (2,274)
      Increase in deferred revenue and billings in excess of costs                             2,252            159
      Increase in accrued overhaul and parts replacement costs                                    --          2,798
                                                                                      ------------------------------
          Net cash provided by operating activities                                            6,326             12
                                                                                      ------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                         (7,208)        (2,608)
  Proceeds from disposition and sale of equipment                                              1,217             20
  Decrease (increase) in notes receivable and other assets                                      (783)           270
                                                                                      ------------------------------
          Net cash used by investing activities                                               (6,774)        (2,318)
                                                                                      ------------------------------

                                                                                                         (Continued)

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                       2004            2003
                                                  ------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net     $         686             300
  Payments for purchases of common stock                   (420)            (32)
  Net borrowings under line of credit                     2,492           4,445
  Proceeds from issuance of long-term debt                8,531           2,490
  Payments of long-term debt                            (10,742)         (3,195)
  Payments of capital lease obligations                    (375)           (362)
                                                  ------------------------------
      Net cash provided by financing activities             172           3,646
                                                  ------------------------------

Increase (decrease) in cash and cash equivalents           (276)          1,340

Cash and cash equivalents at beginning of period          5,574           1,410
                                                  ------------------------------

Cash and cash equivalents at end of period        $       5,298           2,750
                                                  ==============================


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

In the six months ended June 30, 2004, the Company settled a note payable totaling $424 by applying a purchase deposit against it.

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




See  accompanying  notes  to  unaudited  consolidated  financial  statements.

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

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED

(3)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                          2004       2003
                                                                       ----------  ---------
     FOR QUARTER ENDED JUNE 30:
       Weighted average number of common shares outstanding - basic    10,867,002  9,561,705
       Dilutive effect of:
         Common stock options                                              90,238     86,890
         Common stock warrants                                            307,073    282,931
                                                                       ---------------------
       Weighted average number of common shares outstanding - diluted  11,264,313  9,931,526
                                                                       ==========  =========


     FOR SIX MONTHS ENDED JUNE 30:
       Weighted average number of common shares outstanding - basic    10,849,728  9,541,905
       Dilutive effect of:
         Common stock options                                             102,238     76,223
         Common stock warrants                                            308,926    278,079
                                                                       ---------------------
       Weighted average number of common shares outstanding - diluted  11,260,892  9,896,207
                                                                       ==========  =========

     Common stock options totaling 640,000 and 187,500 were not included in the diluted income per share calculation for the quarters ended June 30, 2004 and 2003, respectively, because their effect would have been anti-dilutive. Common stock options totaling 640,000 were not included in the diluted income per share calculation for the six months ended June 30, 2004, and common stock options totaling 187,500 and common stock warrants totaling 25,000 were not included in the diluted income per share calculation for the six months ended June 30, 2003, because their effect would have been anti-dilutive.

(4)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2004, consisted of the following (amounts in thousands except share amounts):

                                                           Shares
                                                        Outstanding    Amount
                                                        ----------------------

       Balances at January 1, 2004                       10,817,594   $60,688

       Issuance of common shares for options exercised      138,111       686
       Purchase of treasury shares                          (45,624)     (420)
       Net income                                                --    10,569
                                                        ----------------------

       Balances at June 30, 2004                         10,910,081   $71,523
                                                        ======================

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED

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

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                      2004       2003       2004      2003
                                                   -----------------------------------------
Net income before cumulative effect of change in
  accounting principle:
    As reported                                    $    2,518      1,307     1,974       791
    Pro forma                                           2,446      1,244     1,830       679

Net income:
    As reported                                    $    2,518      1,307    10,569       791
    Pro forma                                           2,446      1,244    10,425       679

Basic income per share before cumulative effect
  of change in accounting principle:
    As reported                                    $      .23        .14       .18       .08
    Pro forma                                             .23        .12       .17       .07

Basic income per share:
    As reported                                    $      .23        .14       .97       .08
    Pro forma                                             .23        .12       .96       .07

Diluted income per share before cumulative effect
  of change in accounting principle:
    As reported                                    $      .22        .13       .18       .08
    Pro forma                                             .22        .12       .16       .06

Diluted income per share:
    As reported                                    $      .22        .13       .94       .08
    Pro forma                                             .22        .12       .94       .06


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 30% and 32%; expected life of 4 years and 3 years; and risk-free interest rates of 3.3% and 1.7%. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003, was $2.81 and $3.11, respectively.

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS,  CONTINUED

(6)  BUSINESS  SEGMENT  INFORMATION
     ------------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in 16 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

                                               Products   Corporate   Intersegment
FOR QUARTER ENDED JUNE 30:      CBM     HBM    Division  Activities   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------
2004
External revenue              $50,839  22,056     1,360          --             --         74,255
Intersegment revenue               --      --     1,767          --         (1,767)            --
                              --------------------------------------------------------------------
Total revenue                  50,839  22,056     3,127          --         (1,767)        74,255
                              --------------------------------------------------------------------

Operating expenses             28,563  18,657     2,261       1,999         (1,628)        49,852
Depreciation & amortization     1,379   1,239        66          50             --          2,734
Bad debt expense               15,481      --        --          --             --         15,481
Interest expense                1,027     979        --          27             --          2,033
Interest income                    --      --        --          (5)            --             (5)
Income tax expense                 --      --        --       1,642             --          1,642
                              --------------------------------------------------------------------
Segment net income (loss)     $ 4,389   1,181       800      (3,713)          (139)         2,518
                              ====================================================================

Total assets                  $61,256     N/A       N/A     139,557         (2,164)       198,649
                              ====================================================================

2003
External revenue              $33,605  22,072     1,577         210             --         57,464
Intersegment revenue               --      --       967          --           (967)            --
                              --------------------------------------------------------------------
Total revenue                  33,605  22,072     2,544         210           (967)        57,464
                              --------------------------------------------------------------------

Operating expenses             23,255  18,374     2,278       1,867           (758)        45,016
Depreciation & amortization     1,186   1,147        44         431             --          2,808
Bad debt expense                5,572      --        --          --             --          5,572
Interest expense                  929     956        --          43             --          1,928
Interest income                    --      --        --          (3)            --             (3)
Income tax expense                 --      --        --         836             --            836
                              --------------------------------------------------------------------
Segment net income (loss)     $ 2,663   1,595       222      (2,964)          (209)         1,307
                              ====================================================================

Total assets                  $66,503     N/A       N/A     136,189         (2,164)       200,528
                              ====================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  BUSINESS  SEGMENT  INFORMATION,  CONTINUED
     ------------------------------------------

                                                                 Products   Corporate   Intersegment
FOR SIX MONTHS ENDED JUNE 30:                   CBM       HBM    Division  Activities   Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------
2004
External revenue                              $89,883   42,621      3,385          --             --        135,889
Intersegment revenue                               --       --      3,933          --         (3,933)            --
                                              ----------------------------------------------------------------------
Total revenue                                  89,883   42,621      7,318          --         (3,933)       135,889
                                              ----------------------------------------------------------------------

Operating expenses                             55,736   36,863      4,744       3,930         (3,395)        97,878
Depreciation & amortization                     2,709    2,496        108          98             --          5,411
Bad debt expense                               25,221       --         --          --             --         25,221
Interest expense                                2,056    1,946         --         118             --          4,120
Interest income                                    --       --         --          (9)            --             (9)
Income tax expense                                 --       --         --       1,294             --          1,294
                                              ----------------------------------------------------------------------
Segment net income (loss) before cumulative
  effect of change in accounting principle      4,161    1,316      2,466      (5,431)          (538)         1,974
Cumulative effect of change in accounting
  principle, net                                   --       --         --       8,595             --          8,595
                                              ----------------------------------------------------------------------
Segment net income (loss)                     $ 4,161    1,316      2,466       3,164           (538)        10,569
                                              ======================================================================

Total assets                                  $61,256      N/A        N/A     139,557         (2,164)       198,649
                                              ======================================================================

2003
External revenue                              $63,319   43,107      2,912         424             --        109,762
Intersegment revenue                               --       --      2,084          --         (2,084)            --
                                              ----------------------------------------------------------------------
Total revenue                                  63,319   43,107      4,996         424         (2,084)       109,762
                                              ----------------------------------------------------------------------

Operating expenses                             44,011   36,406      4,358       4,044         (1,740)        87,079
Depreciation & amortization                     2,301    2,302         89         864             --          5,556
Bad debt expense                               11,902       --         --          --             --         11,902
Interest expense                                1,925    1,945         --          64             --          3,934
Interest income                                    (1)      (2)        --          (3)            --             (6)
Income tax expense                                 --       --         --         506             --            506
                                              ----------------------------------------------------------------------
Segment net income (loss)                     $ 3,181    2,456        549      (5,051)          (344)           791
                                              ======================================================================

Total assets                                  $66,503      N/A        N/A     136,189         (2,164)       200,528
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

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2004 the CBM Division generated 66% of the Company's total revenue, increasing from 58% in the first six months of 2003.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (65% of total contract revenue) and hourly flight fees (35% of total contract revenue) billed to hospital customers. In the first six months of 2004 the HBM Division generated 31% of the Company's total revenue, decreasing from 39% in 2003.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first six months of 2004 the Products Division generated 3% of the Company's total revenue, unchanged from 2003.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, aproximately 64% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 8,000 and 15,000 for the quarter and six months ended June 30, 2004, respectively, compared to approximately 6,300 and 11,400 for the quarter and six months ended June 30, 2003. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 6,700 and 12,200 in the quarter and six months ended June 30, 2004, respectively, compared to approximately 6,000 and 10,700 in the quarter and six months ended June 30, 2003.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Effective January 1, 2004, the Company instituted a price increase of approximately 5% for its CBM operations. However, net revenue after bad debt expense per transport remained unchanged in the second quarter of 2004 compared to the second quarter of 2003 and decreased 4.2% in the six months ended June 30, 2004, compared to 2003. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, increased from 42.4% of related gross flight revenue for the six months ended June 30, 2003, to 48.1% in the six months ended June 30, 2004. The Company believes the decrease in collection rate is driven primarily by overall economic conditions. Staffing within the billing and collections department also has a direct impact on the pace of collections, and timeliness of collections may have an impact on the ultimate collectibility of receivables. In 2004, the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director to address recent slowdowns in collections.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing approximately 28% of the total fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations, as adjusted for the change in accounting method described below, increased 25.9% and 24.6% in the quarter and six months ended June 30, 2004, respectively, compared to 2003, while total flight volume for CBM and HBM operations increased 12.1% and 13.5%, respectively, over the same periods. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement.

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

RESULTS OF OPERATIONS

The Company reported net income of $2,518,000 and $10,569,000 for the three and six months ended June 30, 2004, compared to net income of $1,307,000 and $791,000 for the three and six months ended June 30, 2003. Net income for the six months ended June 30, 2004 included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below. Before the cumulative effect of the change in accounting principle, the Company reported net income of $1,974,000 for the six months ended June 30, 2004. Growth in net income for 2004 was primarily due to an increase in flight volume for CBM operations, resulting from both the opening of new bases and increases in Same Base Transports. The increase in revenue was offset in part by a 4.2% decrease in net reimbursement per transport (revenue after Medicare/Medicaid discounts and bad debt expense) during the six-month period of 2004 compared to 2003.

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

Pro forma results, assuming the change in accounting principle had been applied retroactively, are as follows for the quarter and six months ended June 30, 2003 (amounts in thousands):

                                  Three Months Ended       Six Months Ended
                                     June 30, 2003          June 30, 2003
                               As Reported   Pro Forma  As Reported  Pro Forma
                               -----------------------------------------------

Aircraft operations expense    $     14,100     12,285       27,284     23,681
                               ===============================================
Depreciation and amortization  $      2,808      2,430        5,556      4,800
                               ===============================================

Net income                     $      1,307      2,645          791      3,450
                               ===============================================

Basic income per share         $        .14        .28          .08        .36
                               ===============================================

Diluted income per share       $        .13        .27          .08        .35
                               ===============================================

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT  REVENUE  increased $17,223,000, or 31.0%, and $26,080,000, or 24.5%, for
the three and six months ended June 30, 2004, respectively, compared to 2003. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased $17,209,000, or 51.2%, to $50,805,000 for the second quarter of 2004 and $26,523,000, or 41.9%, to $89,817,000 for
     the  six  months  ended  June  30,  2004,  for  the  following  reasons:
     - Revenue of $6,947,000 and $12,303,000 for the quarter and six months ended June 30, 2004, respectively, from the addition of 15 new CBM bases either during or subsequent to the six months ended June 30, 2003.
     - Purchase of certain business assets from another air medical service provider in southeastern Arizona in May 2003, resulting in the expansion of operations from three bases to five. Transport volume for all bases in the region increased 81.8% and 91.6% in the quarter and six months ended June 30, 2004, compared to 2003, respectively, resulting in incremental revenue of approximately $805,000 and $2,508,000, respectively.
     - Closure of one base in the fourth quarter of 2003 and another in the first quarter of 2004, resulting in a decrease in revenue of approximately $927,000 and $1,635,000 for the quarter and six months ended June 30, 2004, respectively.

     - Increase in Same Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations increased 11.0% and 13.3% in the quarter and six months ended June 30, 2004, respectively, compared to the prior year. The increase in flight volume is primarily attributed to improved weather conditions and an increase in flight requests, driven in part by enhanced crew outreach and other marketing initiatives in 2004 compared to 2003.
     - Average price increase of approximately 5% for all CBM operations effective January 1, 2004.

- HBM - Flight revenue increased $14,000, or 0.1%, to $22,056,000 for the second quarter of 2004 and decreased $443,000, or 1.0%, to $42,621,000 for the six months ended June 30, 2004, for the following reasons:
     - Discontinuation of service under three contracts either prior to or during the first quarter of 2004. In addition, during the fourth quarter of 2003, one HBM customer converted to CBM operations. The resulting decrease in revenue from all of these actions was approximately $1,446,000 and $2,817,000 for the three and six months ended June 30, 2004, respectively.
     - Revenue of approximately $391,000 and $530,000 for the quarter and six-month period, respectively, generated by the addition of one new contract during the first quarter of 2004.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 6.9% in flight volume for the quarter and six months ended June 30, 2004, for all contracts excluding the discontinued contracts and the new contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,227,000, or 15.3%, to $24,313,000 and $7,162,000, or 17.3%, to $48,559,000 for the quarter and six months ended June 31, 2004, respectively, compared to 2003. Changes by business segment are as follows:

- CBM - Flight center costs increased $3,545,000, or 28.4%, to $16,033,000 for the second quarter of 2004 and $7,336,000, or 30.0%, to $31,820,000 for the  six  months  ended  June  30,  2004,  for  the  following  reasons:
     - Approximately $2,811,000 and $5,788,000 for the quarter and six months ended June 30, 2004, for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $420,000 and $681,000 for the quarter and six months ended June 30, 2004, due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increase of approximately $265,000 and $550,000 for the quarter and six months ended June 30, 2004, for telecommunications costs associated with dispatch operations.

- HBM - Flight center costs decreased $319,000, or 3.7%, to $8,280,000 for the second quarter of 2004 and $175,000, or 1.0%, to $16,739,000 for the six months ended June 30, 2004, primarily due to the following:
     - Decrease of approximately $524,000 and $1,022,000 for the quarter and six months ended June 30, 2004, due to the closure of base locations described above.
     - Approximately $132,000 and $164,000 for the quarter and six months ended June 30, 2004, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $786,000, or 5.6%, and $1,323,000, or 4.8%, for the three and six months ended June 30, 2004, respectively, in comparison to the three and six months ended June 30, 2003. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 14 helicopters for CBM operations and 10 for HBM operations either during or subsequent to the first six months of 2003. The resulting increase in aircraft operating expenses was approximately $708,000 and $1,170,000 for the three and six months ended June 30, 2004.
- Increase in maintenance costs for engine overhauls and aircraft interior refurbishment. Refurbishment was required due to the age of the interiors.
-    Increase  in  the  cost  of  aircraft  fuel.
-    Decrease  of approximately 15% in hull insurance rates effective July 2003.

AIRCRAFT RENTAL EXPENSE increased $473,000, or 15.5%, and $1,002,000, or 17.1%, for the three and six months ended June 30, 2004, respectively, in comparison to the three and six months ended June 30, 2003. Incremental rental expense for 20 leased aircraft added to the Company's fleet, either during or subsequent to the first six months of 2003, totaled $550,000 and $1,060,000 in the three and six months ended June 30, 2004, respectively.

BAD  DEBT  EXPENSE  increased $9,909,000, or 177.8%, and $13,319,000, or 111.9%, for the quarter and six months ended June 30, 2004, compared to 2003, due in part to the increase in related CBM flight revenue. Bad debt as a percentage of related net flight revenue was 30.5% and 28.1% for the quarter and six months ended June 30, 2004, respectively, compared to 16.6% and 18.8% in the quarter and six months ended June 30, 2003, respectively, primarily as the result of a change in payer mix. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 45.0% of related gross flight revenue for the second quarter of 2003 to 46.7% for the second quarter of 2004, and from 42.4% for the six months ended June 30, 2003, to 48.1% for the six months ended June 30, 2004. The Company believes the decrease in collection rates is due to general recessionary trends in the economy and a related increase in the number of uninsured patients. Bad debt expense related to HBM operations and Products Division was not significant in either 2004 or 2003.

PRODUCTS  DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS decreased $217,000, or 13.8%, for the second quarter of 2004 compared to 2003, and increased $473,000, or 16.2%, for the six months ended June 30, 2004, compared to 2003. Significant projects in 2004 included ongoing production of 13 Multi-Mission Medevac Systems for the U.
S. Army's HH-60L Black Hawk helicopter and 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV). In the second quarter of 2004, the Company also began production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Revenue by product line for the quarter and six months ended June 30, 2004, respectively, was as follows:
- $250,000 and $459,000 - manufacture and installation of modular, medical interiors
-    $830,000  and  $2,021,000  -  manufacture  of  multi-mission  interiors
-    $280,000  and $905,000 - design and manufacture of other aerospace products

Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers. Also in the second quarter of 2003, the Company began the manufacture of 11 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter. Revenue by product line for the quarter and six months ended June 30, 2003, respectively, was as follows:
- $1,251,000 and $2,423,000 - manufacture and installation of modular, medical interiors
-    $185,000  and  $185,000  -  manufacture  of  multi-mission  interiors
-    $141,000  and $304,000 - design and manufacture of other aerospace products

COST  OF  MEDICAL  INTERIORS  AND  PRODUCTS  decreased  $840,000,  or 60.9%, and
$1,326,000, or 53.0%, for the three and six months ended June 30, 2004, as compared to the previous year. The average net margin earned on projects during 2004 was 47% compared to 21% in 2003, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed both by projects for external customers and by interdivisional projects.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $74,000, or 2.6%, and $145,000, or 2.6%, for the three and six months ended June 30, 2004, respectively, compared to 2003. The decrease is primarily the result of the change in the method of accounting for major engine and airframe component overhauls and replacements, as discussed more fully above. As part of the change in method, the Company reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases, resulting in a decrease of approximately $378,000 and $756,000 in depreciation expense for the quarter and six months ended June 30, 2004, respectively. The decrease was offset in part by depreciation on engine upgrades, an upgraded flight tracking system, and computer hardware and software acquired subsequent to June 30, 2003.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,275,000, or 23.1%, and $2,893,000, or 28.3%, for the quarter and six months ended June 30, 2004, respectively, compared to 2003, reflecting the growth in the Company's operations. G&A expenses were 9.2% and 9.6% of revenue for the three and six months ended June 30, 2004, respectively, compared to 9.6% and 9.3% for the three and six months ended June 30, 2003, respectively. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, and CBM program administration. During the last half of 2003, the Company formalized the organization structure for its CBM division along regional and program lines and added administrative personnel to manage the daily operations of CBM bases. The Company also increased the number of billing and collections department personnel in 2004 to keep pace with the growth in CBM operations and to address recent slowdowns in collections. These increases were offset in part by a decrease in aviation management costs resulting from the consolidation of FAA Part 135 operating certificates from 4 certificates at the beginning of 2003 to 2 certificates by the beginning of 2004.

INTEREST EXPENSE increased $105,000, or 5.4%, and $186,000, or 4.7%, in the quarter and six months ended June 30, 2004, respectively, compared to 2003, primarily as a result of increased borrowings against the Company's line of credit. The average balance outstanding against the line was approximately $20.4 million and $19.6 million during the three and six months ended June 30, 2004, respectively, compared to $16.1 million and $15.6 million during the three and six months ended June 30, 2003, respectively. This increase was partially offset by decreases in principal balances as a result of regularly scheduled payments and the refinancing of $17.5 million of debt at lower interest rates during the fourth quarter of 2003 and first quarter of 2004.

The Company recorded INCOME TAX EXPENSE of $1,294,000 in 2004 and $506,000 in 2003, both at an approximate effective rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $52,059,000 as of June 30, 2004, compared to $43,682,000 at December 31, 2003. The change in working capital position is primarily attributable to the following:
- Increase of $3,654,000 in net receivables consistent with the increased revenue for the CBM division resulting from new base expansions and increases in flight volume.
- Decrease of $7,702,000 in short-term accrued overhaul and parts replacement costs liabilities, due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Effective January 1, 2004, the Company reversed its major overhaul accrual for all owned and leased aircraft.

SOURCES AND USES OF CASH

The Company had cash and cash equivalents of $5,298,000 as of June 30, 2004, compared to $5,574,000 at December 31, 2003. Cash generated by operations in the six months ended June 30, 2004, totaled $6,326,000 compared to $12,000 in 2003, primarily due to the improvement in operating results, described above. In addition, receivable balances, net of bad debt expense, increased $3,654,000 in 2004 compared to $7,911,000 in 2003 despite the continued growth in operations. The smaller increase reflects the decline in the overall collection rate for receivables in 2004 compared to 2003 but also the results of the Company's efforts to improve the pace of collections. As described above, the Company increased staffing in the billing and collections department and made other organizational changes to address recent slowdowns in collections. Total cash collected against CBM receivable balances was $62.5 million in the six months ended June 30, 2004, compared to $43.8 million in the six months ended June 30, 2003.

Cash used by investing activities totaled $6,774,000 in 2004 compared to $2,318,000 in 2003. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. Capital lease financing for the information systems acquisitions is expected to be finalized during the third quarter of 2004. Investment activities in 2004 also included payment of approximately $590,000 for deposits on the purchase of new aircraft. In 2004 the Company received $1.2 million for the sale of one of its aircraft which will be leased back from the buyer. Equipment acquisitions in 2003 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, or rotable equipment. In 2003, the Company received $116,000 in full payment of a note receivable.

Financing activities generated $172,000 in 2004 compared to $3,646,000 in 2003. The Company used proceeds from new note agreements originated in 2004 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems projected for implementation later in the year. The primary use of cash in both 2004 and 2003 was regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in both 2004 and 2003 by draws against the Company's line of credit and proceeds from new note agreements.

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

In March 2004, the Company entered into a commitment agreement to purchase 10 Eurocopter EC135 helicopters for approximately $34.3 million, with deliveries scheduled through the first quarter of 2005. As of June 30, 2004, the Company had taken delivery of 3 helicopters under the agreement.

In July 2004, the Company entered into a commitment agreement to purchase 15 Bell 427 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to 15 Bell 222 helicopters, with minimum guaranteed trade-in values. The Company intends to place the new EC135's and Bell 427's primarily into existing bases and to either sell the aircraft which are replaced or redeploy them into the backup fleet.

OUTLOOK FOR 2004

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based Model

The Company opened CBM operations at new locations in Kansas and Kentucky during the second quarter of 2004. The Company expects to open an additional location on the east coast during the third quarter of 2004. CBM flight volume at all other locations is expected to be consistent during 2004 with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based Model

In March 2004, the Company began operations under a five-year contract with a new customer in Florida. The Company renewed a contract in Tennessee for a six-year term during the second quarter and a contract in Virginia for a three-year term and one in Nebraska for a one-year term during the third quarter. One other hospital contract is due for renewal in 2004. The Company expects to expand two existing contracts in Colorado and North Carolina to additional satellite bases in the fourth quarter of 2004. The Company expects 2004 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

In the second quarter of 2004, the Company was awarded an additional two HH-60L units under the contract already in progress for 11 other units. As of June 30, 2004, the Company was continuing the production of all 13 HH-60L units and 21 MEV units for the U.S. Army and the production of a multi-mission interior in a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Work on these three contracts is expected to continue throughout the remainder of 2004 and into the second quarter of 2005. In the third quarter of 2004 the Company also received a contract for the production of an additional 19 MEV units, with delivery scheduled through the second quarter of 2005. Remaining revenue for all contracts in process as of June 30, 2004, is estimated at $5.2 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 15 HH-60L units under the program, in addition to the 13 currently under contract. The U.S. Army has also forecasted a requirement for a total of 118 MEV units over 4 years; the Company has previously delivered 42 units, in addition to the 40 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All Segments

In 2004 the Company expects to implement new software for several major information technology systems and to upgrade the associated hardware for a total cost of approximately $4.5 million. The majority of the cost is expected to be financed through capital and operating lease agreements.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2004. The Company also had approximately $19,679,000 in borrowing capacity available under its revolving credit facility as of June 30, 2004.

RISK FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2004" and those described below.

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $102.7 million of indebtedness, of which approximately $85.4 million was outstanding at June 30, 2004. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

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

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of July 20, 2004, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 10.1% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

Revenue Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on CBM flight revenue for the six months ended June 30, 2004, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $1,244,000 in flight revenue.

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

Uncollectible Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on CBM net flight revenue for the six months ended June 30, 2004, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $898,000 in bad debt expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $17,592,000 outstanding against the line of credit and $2,227,000 in notes payable. Based on the amounts outstanding at June 30, 2004, the annual impact of a 1% change in interest rates would be approximately $198,000. Interest rates on these instruments approximate current market rates as of June 30, 2004. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective.

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

             Not  Applicable

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             Not  Applicable

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The 2004 Annual Meeting of Stockholders was held on June 17, 2004. At the meeting, Messrs. George W. Belsey, Maj. Gen. Carl H. McNair, Jr. (Ret.) and David Kikumoto were elected to Class I directorships. Voting results were as follows:

                                          Total Vote
                          Total Vote For  Withheld From
                          Each Director   Each Director
                          --------------  -------------

     George W. Belsey          9,732,765        613,923
     Carl H. McNair, Jr.       9,714,452        632,236
     David Kikumoto            9,732,865        613,823

     Following the meeting, Ralph J. Bernstein; Samuel H. Gray; Lowell D. Miller, Ph. D.; Morad Tahbaz; Paul Tate; and Aaron D. Todd continued to serve as directors.

     The notice of meeting and proxy statement for the Annual Meeting also stated that the stockholders would be asked to approve a new Stock Option Plan adopted by the Board of Directors, subject to stockholder approval. The proxy statement incorrectly described the vote required to approve the Plan as the affirmative vote of a majority of the total outstanding shares rather than as the affirmative vote of a majority of the shares present and voting on the matter. As described in the proxy statement, an affirmative vote of more than 5,000,000 shares would have been required and brokers who hold stock for customers in street name were not permitted to vote shares on this matter unless they received directions from the beneficial owners. Although on proxies submitted prior to the meeting affirmative votes exceeded negative votes by more than 1.4 million, insufficient affirmative votes were cast to approve the Plan by the required vote described in the proxy statement. Under the circumstances, the Board of Directors directed management to withdraw the matter from consideration and no vote was taken on the proposal at the meeting. The Board of Directors will consider whether to present a new Stock Option Plan for approval at the Annual Meeting next year.

ITEM  5.  OTHER  INFORMATION

          None

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


                                 AIR METHODS CORPORATION



Date:  August  13,  2004         By  /s/  Aaron  D.  Todd
                                   -----------------------------------------
                                   Aaron  D.  Todd
                                   Chief  Executive  Officer


Date:  August  13,  2004         By   /s/  Trent  J.  Carman
                                   -----------------------------------------
                                   Trent  J.  Carman
                                   Chief  Financial  Officer


Date:  August  13,  2004         By   /s/  Sharon  J.  Keck
                                   -----------------------------------------
                                   Sharon  J.  Keck
                                   Chief  Accounting  Officer