Form 10-Q
period 2004-09-30
AIR METHODS CORP
filed 2004-11-15
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2004
                               -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -----------------


                         Commission file number  0-16079
                                                --------


                             AIR METHODS CORPORATION
                             -----------------------
             (Exact name of Registrant as Specified in Its Charter)


            Delaware                                  84-0915893
-------------------------------                 ----------------------
(State or Other Jurisdiction of                     (IRS Employer
 Incorporation or Organization)                 Identification Number)


7301 South Peoria, Englewood, Colorado               80112
------------------------------------------           -----
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

The number of shares of Common Stock, par value $.06, outstanding as of October 29, 2004, was 10,943,340.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets - September 30, 2004
                    and December 31, 2003                                                 1

                    Consolidated Statements of Operations for the three and nine
                    months ended September 30, 2004 and 2003                              3

                    Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 2004 and 2003                                     5

                    Notes to Consolidated Financial Statements                            7

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations                                           12

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk           24

          Item 4.   Controls and Procedures                                              24


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                    25

          Item 2.   Changes in Securities                                                25

          Item 3.   Defaults upon Senior Securities                                      25

          Item 4.   Submission of Matters to a Vote of Security Holders                  25

          Item 5.   Other Information                                                    25

          Item 6.   Exhibits and Reports on Form 8-K                                     25


SIGNATURES                                                                               26

                          PART I: FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                    AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2004            2003
                                                                    ------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                         $        7,461          5,574
  Current installments of notes receivable                                      60             58
  Receivables:
    Trade                                                                   96,977         91,509
    Less allowance for doubtful accounts                                   (32,396)       (30,301)
                                                                    ------------------------------
                                                                            64,581         61,208

    Other                                                                    3,143          3,420
                                                                    ------------------------------
      Total receivables                                                     67,724         64,628
                                                                    ------------------------------

  Inventories                                                                8,879          9,143
  Work-in-process on medical interiors and products contracts                  575            145
  Assets held for sale                                                       5,245            431
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                    2,315          2,249
  Deferred tax asset                                                            --            105
  Prepaid expenses and other                                                 2,491          1,653
                                                                    ------------------------------

      Total current assets                                                  94,750         83,986
                                                                    ------------------------------

Equipment and leasehold improvements:
  Land                                                                         190            190
  Flight and ground support equipment                                      132,944        149,568
  Furniture and office equipment                                            11,195         10,436
                                                                    ------------------------------
                                                                           144,329        160,194
  Less accumulated depreciation and amortization                           (50,434)       (47,117)
                                                                    ------------------------------

      Net equipment and leasehold improvements                              93,895        113,077
                                                                    ------------------------------

Goodwill                                                                     6,485          6,485
Notes receivable, less current installments                                    813          1,426
Other assets, net of accumulated amortization of $1,897 and $1,347
   at September 30, 2004 and December 31, 2003, respectively                 9,769         10,675
                                                                    ------------------------------

      Total assets                                                  $      205,712        215,649
                                                                    ==============================

                                                                     (Continued)

                             AIR METHODS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS, CONTINUED
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2004           2003
                                                                    -----------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                                     $        4,748            --
  Current installments of long-term debt                                     5,897         6,110
  Current installments of obligations under capital leases                   2,517         2,886
  Accounts payable                                                           6,135         6,097
  Accrued overhaul and parts replacement costs                                  --         7,702
  Deferred revenue                                                           3,845         2,898
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                      744           174
  Deferred income taxes                                                      2,850            --
  Accrued wages and compensated absences                                     5,194         6,015
  Other accrued liabilities                                                 12,316         8,422
                                                                    -----------------------------

      Total current liabilities                                             44,246        40,304

Long-term debt, less current installments                                   72,786        76,680
Obligations under capital leases, less current installments                     33           251
Accrued overhaul and parts replacement costs                                    --        26,107
Deferred income taxes                                                        9,920         5,151
Other liabilities                                                            5,700         6,468
                                                                    -----------------------------

      Total liabilities                                                    132,685       154,961
                                                                    -----------------------------

Stockholders' equity (note 4):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                                               --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
    issued 10,932,171 and 10,817,594 shares at September 30, 2004
    and December 31, 2003, respectively                                        656           649
  Additional paid-in capital                                                64,724        64,413
  Retained earnings (accumulated deficit)                                    7,647        (4,374)
  Treasury stock at par, 4,040 common shares at
    September 30, 2004                                                          --            --
                                                                    -----------------------------
      Total stockholders' equity                                            73,027        60,688
                                                                    -----------------------------
      Total liabilities and stockholders' equity                    $      205,712       215,649
                                                                    =============================


See accompanying notes to consolidated financial statements.

                                AIR METHODS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)


                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                          ----------------------------------------------
                                                              2004        2003        2004       2003
                                                          ----------------------------------------------
Revenue:
  Flight revenue                                          $    66,958     65,023     199,396    171,381
  Sales of medical interiors and products                       1,973      1,702       5,358      4,614
  Parts and maintenance sales and services                         18        234          84        726
  Gain on disposition of assets, net                               --         18          --         --
                                                          ----------------------------------------------
                                                               68,949     66,977     204,838    176,721
                                                          ----------------------------------------------
Operating expenses:
  Flight centers                                               25,421     22,844      73,980     64,241
  Aircraft operations                                          16,081     14,475      44,688     41,759
  Aircraft rental                                               3,911      3,251      10,773      9,111
  Medical interiors and products sold                             641      1,070       1,818      3,573
  Cost of parts and maintenance sales and services                 19        251         103        742
  Depreciation and amortization                                 2,729      2,905       8,140      8,461
  Bad debt expense                                              8,926     10,158      34,147     22,060
  Loss on disposition of assets, net                                8         --          34          8
  General and administrative                                    7,201      5,444      20,318     15,668
                                                          ----------------------------------------------
                                                               64,937     60,398     194,001    165,623
                                                          ----------------------------------------------
        Operating income                                        4,012      6,579      10,837     11,098

Other income (expense):
  Interest expense                                             (1,816)    (2,218)     (5,936)    (6,152)
  Interest income                                                   4         80          13         86
  Other, net                                                      178        (28)        732        678
                                                          ----------------------------------------------
Income before income tax expense and cumulative effect
  of change in accounting principle                             2,378      4,413       5,646      5,710

Income tax expense                                                926      1,721       2,220      2,227
                                                          ----------------------------------------------
Income before cumulative effect of change in accounting
  principle                                                     1,452      2,692       3,426      3,483

Cumulative effect of change in method of accounting for
  maintenance costs, net of income taxes  (note 2)                 --         --       8,595         --
                                                          ----------------------------------------------
        Net income                                        $     1,452      2,692      12,021      3,483
                                                          ==============================================

                                                                     (Continued)

                                AIR METHODS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                       (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                               (UNAUDITED)



                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                              2004        2003        2004       2003
                                                           ---------------------------------------------
Basic income per common share (note 3):
  Income before cumulative effect of change in accounting
    principle                                              $       .13        .28         .32        .36
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --         --         .79         --
                                                           ---------------------------------------------
  Net income                                               $       .13        .28        1.11        .36
                                                           =============================================

Diluted income per common share (note 3):
  Income before cumulative effect of change in accounting
    principle                                              $       .13        .27         .30        .35
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --         --         .76         --
                                                           ---------------------------------------------
  Net income                                               $       .13        .27        1.06        .35
                                                           =============================================

Weighted average number of common shares  outstanding -
basic                                                       10,921,369  9,577,916  10,873,783  9,554,040
                                                           =============================================

Weighted average number of common shares  outstanding -
diluted                                                     11,296,854  9,974,973  11,272,876  9,926,561
                                                           =============================================


See accompanying notes to consolidated financial statements.

                                       AIR METHODS CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (AMOUNTS IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 ------------------------------------
                                                                                        2004               2003
                                                                                 ------------------------------------
Cash flows from operating activities:
  Net income                                                                     $          12,021             3,483
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                    8,140             8,461
    Vesting of common stock options issued for services                                         --                75
    Bad debt expense                                                                        34,147            22,060
    Deferred income tax expense                                                              2,229             2,087
    Loss on retirement and sale of equipment, net                                               34                 8
    Cumulative effect of change in method of accounting for maintenance                     (8,595)               --
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                        (715)              525
      Increase in receivables                                                              (37,243)          (36,764)
      Decrease in inventories                                                                  264             1,264
      Increase in work-in-process on medical interiors and costs in excess of
        billings                                                                              (496)             (281)
      Increase (decrease) in accounts payable and other accrued liabilities                  2,652            (3,521)
      Increase (decrease) in deferred revenue, billings in excess of costs, and
        other liabilities                                                                      739              (769)
      Increase in accrued overhaul and parts replacement costs                                  --             3,583
                                                                                 ------------------------------------
        Net cash provided by operating activities                                           13,177               211
                                                                                 ------------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                       (9,378)           (2,884)
  Proceeds from disposition and sale of equipment                                            1,217                10
  Decrease in notes receivable and other assets                                              1,012               620
                                                                                 ------------------------------------
        Net cash used by investing activities                                               (7,149)           (2,254)
                                                                                 ------------------------------------

                                                                     (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (AMOUNTS IN THOUSANDS)
                                         (UNAUDITED)


                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                              2004               2003
                                                        ------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net           $            771                562
  Payments for purchases of common stock                            (453)              (166)
  Net borrowings (repayments) under line of credit                   (86)             6,261
  Proceeds from issuance of long-term debt                         8,531              2,490
  Payments of long-term debt                                     (12,317)            (4,757)
  Payments of capital lease obligations                             (587)              (575)
                                                        ------------------------------------
      Net cash provided (used) by financing activities            (4,141)             3,815
                                                        ------------------------------------

Increase in cash and cash equivalents                              1,887              1,772

Cash and cash equivalents at beginning of period                   5,574              1,410
                                                        ------------------------------------

Cash and cash equivalents at end of period              $          7,461              3,182
                                                        ====================================


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

In the nine months ended September 30, 2004, the Company settled a note payable totaling $424 by applying a purchase deposit against it. The Company also entered into a note payable of $189 to finance insurance policies.

In the nine months ended September 30, 2004, the Company entered into a note payable of $4,748 to finance the purchase of an aircraft which is held for sale as of September 30, 2004.

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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                     2004       2003
                                                                  ----------  ---------
FOR QUARTER ENDED SEPTEMBER 30:
  Weighted average number of common shares outstanding - basic    10,921,369  9,577,916
  Dilutive effect of:
    Common stock options                                              68,201    105,490
    Common stock warrants                                            307,284    291,567
                                                                  ---------------------
  Weighted average number of common shares outstanding - diluted  11,296,854  9,974,973
                                                                  =====================
FOR NINE MONTHS ENDED SEPTEMBER 30:
  Weighted average number of common shares outstanding - basic    10,873,783  9,554,040
  Dilutive effect of:
    Common stock options                                              90,704     89,692
    Common stock warrants                                            308,389    282,829
                                                                  ---------------------
  Weighted average number of common shares outstanding - diluted  11,272,876  9,926,561
                                                                  =====================

     Common stock options totaling 640,000 were not included in the diluted income per share calculation for the three and nine months ended September 30, 2004, because their effect would have been anti-dilutive. Common stock options totaling 187,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2003, because their effect would have been anti-dilutive.

(4)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the nine months ended September 30, 2004, consisted of the following (amounts in thousands except share amounts):

                                                         Shares
                                                      Outstanding    Amount
                                                      ----------------------
     Balances at January 1, 2004                       10,817,594   $60,688

     Issuance of common shares for options exercised      160,201       771
     Purchase of treasury shares                          (49,664)     (453)
     Net income                                                --    12,021
                                                      ----------------------

     Balances at September 30, 2004                    10,928,131   $73,027
                                                      ======================

     Treasury shares of 45,624 were retired during the nine months ended September 30, 2004.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  STOCK-BASED COMPENSATION
     ------------------------

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

                                                     Three Months Ended    Nine Months Ended
                                                        September 30,        September 30,
                                                      2004        2003      2004       2003
                                                   ------------------------------------------
Net income before cumulative effect of change in
  accounting principle:
    As reported                                    $     1,452     2,692      3,426     3,483
    Pro forma                                            1,379     2,629      3,208     3,308

Net income:
    As reported                                    $     1,452     2,692     12,021     3,483
    Pro forma                                            1,379     2,629     11,803     3,308

Basic income per share before cumulative effect
  of change in accounting principle:
    As reported                                    $       .13       .28        .32       .36
    Pro forma                                              .13       .27        .30       .35

Basic income per share:
    As reported                                    $       .13       .28       1.11       .36
    Pro forma                                              .13       .27       1.09       .35

Diluted income per share before cumulative effect
  of change in accounting principle:
    As reported                                    $       .13       .27        .30       .35
    Pro forma                                              .12       .26        .28       .33

Diluted income per share:
    As reported                                    $       .13       .27       1.06       .35
    Pro forma                                              .12       .26       1.05       .33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 0%; expected volatility of 32%; and expected life of 4 years and 3 years; and risk-free interest rates of 3.3% and 1.7% The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003, was $2.94 and $1.96, respectively.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  BUSINESS SEGMENT INFORMATION
     ----------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between HBM, Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in 17 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

                                                    Products   Corporate   Intersegment
FOR QUARTER ENDED SEPTEMBER 30:     CBM      HBM    Division  Activities   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
2004
External revenue                  $43,507  23,469      1,973          --             --         68,949
Intersegment revenue                   --      --      1,674          --         (1,674)            --
                                  ---------------------------------------------------------------------
Total revenue                      43,507  23,469      3,647          --         (1,674)        68,949
                                  ---------------------------------------------------------------------

Operating expenses                 29,884  20,220      2,282       2,278         (1,560)        53,104
Depreciation & amortization         1,342   1,261         74          52             --          2,729
Bad debt expense                    8,696     230         --          --             --          8,926
Interest expense                      920     871         --          25             --          1,816
Interest income                        --      --         --          (4)            --             (4)
Income tax expense                     --      --         --         926             --            926
                                  ---------------------------------------------------------------------
Segment net income (loss)         $ 2,665     887      1,291      (3,277)          (114)         1,452
                                  =====================================================================

Total assets                      $65,821    N/A       N/A       142,055         (2,164)       205,712
                                  =====================================================================

2003
External revenue                  $41,971  23,065      1,702         221             --         66,959
Intersegment revenue                   --      --      2,392          --         (2,392)            --
                                  ---------------------------------------------------------------------
Total revenue                      41,971  23,065      4,094         221         (2,392)        66,959
                                  ---------------------------------------------------------------------

Operating expenses                 25,645  18,560      2,830       2,048         (1,738)        47,345
Depreciation & amortization         1,261   1,167         39         438             --          2,905
Bad debt expense                   10,158      --         --          --             --         10,158
Interest expense                    1,023   1,127         --          68             --          2,218
Interest income                        --     (76)        --          (4)            --            (80)
Income tax expense                     --      --         --       1,721             --          1,721
                                  ---------------------------------------------------------------------
Segment net income (loss)         $ 3,884   2,287      1,225      (4,050)          (654)         2,692
                                  =====================================================================

Total assets                      $70,930     N/A       N/A      135,267         (2,164)       204,033
                                  =====================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  BUSINESS SEGMENT INFORMATION, CONTINUED
     ---------------------------------------

                                                          Products   Corporate   Intersegment
FOR NINE MONTHS ENDED SEPTEMBER 30:      CBM       HBM    Division  Activities   Eliminations   Consolidated
2004
External revenue                      $133,390   66,090      5,358          --             --        204,838
Intersegment revenue                        --       --      5,607          --         (5,607)            --
                                      -----------------------------------------------------------------------
Total revenue                          133,390   66,090     10,965          --         (5,607)       204,838
                                      -----------------------------------------------------------------------

Operating expenses                      85,620   57,083      7,026       6,208         (4,955)       150,982
Depreciation & amortization              4,051    3,757        182         150             --          8,140
Bad debt expense                        33,917      230         --                         --         34,147
Interest expense                         2,976    2,817         --         143             --          5,936
Interest income                             --       --         --         (13)            --            (13)
Income tax expense                          --       --         --       2,220             --          2,220
                                      -----------------------------------------------------------------------
Segment net income (loss) before
  cumulative effect of change in
  accounting principle                   6,826    2,203      3,757      (8,708)          (652)         3,426
Cumulative effect of change in
  accounting principle, net                 --       --         --       8,595             --          8,595
                                      -----------------------------------------------------------------------
Segment net income (loss)             $  6,826    2,203      3,757        (113)          (652)        12,021
                                      =======================================================================

Total assets                          $ 65,821     N/A        N/A      142,055         (2,164)       205,712
                                      =======================================================================

2003
External revenue                      $105,290   66,172      4,614         645             --        176,721
Intersegment revenue                        --       --      4,476          --         (4,476)            --
                                      -----------------------------------------------------------------------
Total revenue                          105,290   66,172      9,090         645         (4,476)       176,721
                                      -----------------------------------------------------------------------

Operating expenses                      69,656   54,966      7,188       6,092         (3,478)       134,424
Depreciation & amortization              3,562    3,469        128       1,302             --          8,461
Bad debt expense                        22,060       --         --          --             --         22,060
Interest expense                         2,948    3,072         --         132             --          6,152
Interest income                             (1)     (78)        --          (7)            --            (86)
Income tax expense                          --       --         --       2,227             --          2,227
                                      -----------------------------------------------------------------------
Segment net income (loss)             $  7,065    4,743      1,774      (9,101)          (998)         3,483
                                      =======================================================================

Total assets                          $ 70,930     N/A        N/A      135,267         (2,164)       204,033
                                      =======================================================================

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

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2004, the CBM Division generated 65% of the Company's total revenue, increasing from 60% in the nine months ended September 30, 2003.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2004, the HBM Division generated 32% of the Company's total revenue, decreasing from 37% in 2003.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2004 the Products Division generated 3% of the Company's total revenue, unchanged from 2003.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to approximately 35% of HBM revenue. By contrast, approximately 64% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 8,000 and 23,000 for the quarter and nine months ended September 30, 2004, respectively, compared to approximately 7,100 and 18,600 for the quarter and nine months ended September 30, 2003. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 7,000 and 19,200 in the quarter and nine months ended September 30, 2004, respectively, compared to approximately 7,000 and 17,700 in the quarter and nine months ended September 30, 2003.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Effective January 1, 2004, the Company instituted a price increase of approximately 5% for its CBM operations. However, net revenue after bad debt expense per transport decreased 2.6% and 3.6% in the three and nine months ended September 30, 2004, respectively, compared to 2003. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, increased from 42.9% of related gross flight revenue for the nine months ended September 30, 2003, to 48.5% in the nine months ended September 30, 2004. The Company believes the decrease in collection rate is driven primarily by overall economic conditions.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing approximately 27% of the total fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations, as adjusted for the change in accounting method described below, increased 19.1% and 22.5% in the quarter and nine months ended September 30, 2004, respectively, compared to 2003, while total flight volume for CBM and HBM operations increased 4.2% and 10.1%, respectively, over the same periods. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. During 2004, the Company entered into purchase commitments for 10 Eurocopter EC135 helicopters, with deliveries in 2004 and 2005, and 15 Bell 427 helicopters, with deliveries beginning in 2007. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In 2003, the CBM division commenced operations at two new locations which had previously been hospital-based flight programs with either the Company or another vendor. At the expiration of contracts in the fourth quarter of 2003 and first quarter of 2004, two of the Company's HBM customers also converted their flight programs to the community-based model with services provided by another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

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

RESULTS OF OPERATIONS

The Company reported net income of $1,452,000 and $12,021,000 for the three and nine months ended September 30, 2004, respectively, compared to net income of $2,692,000 and $3,483,000 for the three and nine months ended September 30, 2003, respectively. Net income for the nine months ended September 30, 2004, included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below. Before the cumulative effect of the change in accounting principle, the Company reported net income of $3,426,000 for the nine months ended September 30, 2004. An increase in flight volume for CBM operations during the period was offset in part by increased aircraft maintenance costs and by decreases of 2.6% and 3.6% in net reimbursement per transport (revenue after Medicare/Medicaid discounts and bad debt expense) during the quarter and nine months ended September 30, 2004, respectively, compared to 2003.

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

Pro forma results, assuming the change in accounting principle had been applied retroactively, are as follows for the quarter and nine months ended September
30,  2003  (amounts  in  thousands):

                                  Three Months Ended         Nine Months Ended
                                  September 30, 2003         September 30, 2003
                               As Reported    Pro Forma    As Reported   Pro Forma
                               -----------------------------------------------------
Aircraft operations expense    $     14,475        13,781       41,759        37,462
                               =====================================================
Depreciation and amortization  $      2,905         2,527        8,461         7,327
                               =====================================================

Net income                     $      2,692         3,346        3,483         6,796
                               =====================================================

Basic income per share         $        .28           .35          .36           .71
                               =====================================================

Diluted income per share       $        .27           .34          .35           .68
                               =====================================================


FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT REVENUE increased $1,935,000, or 3.0%, and $28,015,000, or 16.3%, for the three and nine months ended September 30, 2004, respectively, compared to 2003. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased $1,524,000, or 3.6%, to $43,489,000 for the third quarter of 2004 and $28,047,000, or 26.6%, to $133,306,000 for the
     nine  months  ended  September  30,  2004,  for  the  following  reasons:
     - Incremental revenue of $5,601,000 and $17,904,000 for the quarter and nine months ended September 30, 2004, respectively, from the addition of 16 new CBM bases either during or subsequent to the nine months ended September 30, 2003.
     - Purchase of certain business assets from another air medical service provider in southeastern Arizona in May 2003, resulting in the expansion of operations from three bases to five. Transport volume for all bases in the region increased 22.8% in the nine months ended September 30, 2004, compared to 2003, respectively, resulting in incremental revenue of approximately $2,508,000.

     - Closure of one base in the fourth quarter of 2003, one in the first quarter of 2004, and one during the third quarter of 2004, resulting in a decrease in revenue of approximately $897,000 and $2,532,000 for the quarter and nine months ended September 30, 2004, respectively.
     - Increase in Same Base Transports for the nine months ended September 30, 2004. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations remained relatively unchanged during the third quarter of 2004 compared to 2003 and increased 8.4% in the nine months ended September 30, 2004, compared to the prior year. The increase in flight volume for the nine months is primarily attributed to improved weather conditions and an increase in flight requests, driven in part by enhanced crew outreach and other marketing initiatives in 2004 compared to 2003.
     - Average price increase of approximately 5% for all CBM operations effective January 1, 2004, and an average price increase of approximately 10% effective September 1, 2004.
     - Decrease caused by a change in payer mix to a higher percentage of Medicare/Medicaid transports, resulting in higher contractual discounts which are offset against flight revenue. The increase in contractual discounts for the third quarter of 2004 was offset in part by a decrease in bad debt expense. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.

- HBM - Flight revenue increased $411,000, or 1.8%, to $23,469,000 for the third quarter of 2004 and decreased $32,000 to $66,090,000 for the nine months ended September 30, 2004, for the following reasons:
     - Discontinuation of service under three contracts either prior to or during the first quarter of 2004. In addition, during the fourth quarter of 2003, one HBM customer converted to CBM operations. The resulting decrease in revenue from all of these actions was approximately $1,562,000 and $4,379,000 for the three and nine months ended September 30, 2004, respectively.
     - Revenue of approximately $396,000 and $926,000 for the quarter and nine-month period, respectively, generated by the addition of one new contract during the first quarter of 2004.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 3.8% and 5.9% in flight volume for the quarter and nine months ended September 30, 2004, respectively, for all contracts excluding the discontinued contracts and the new contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $2,577,000, or 11.3%, and $9,739,000, or 15.2%, for the quarter and nine months ended September 30, 2004, respectively, compared to 2003. Changes by business segment are as follows:

- CBM - Flight center costs increased $2,595,000, or 18.3% to $16,780,000 and $9,931,000, or 25.7%, to $48,600,000 for the three and nine months ended September 30, 2004, for the following reasons:
     - Increase of approximately $2,579,000 and $8,367,000 for the quarter and nine months ended September 30, 2004, for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $492,000 and $1,172,000 for the quarter and nine months ended September 30, 2004, due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.
     - Increase of approximately $162,000 and $712,000 for the quarter and nine months ended September 30, 2004, for telecommunications costs associated with dispatch operations.

- HBM - Flight center costs decreased $16,000, or 0.2%, to $8,642,000 and $192,000, or 0.8%, to $25,381,000 for the three and nine months ended
     September  30,  2004,  primarily  due  to  the  following:
     - Decrease of approximately $582,000 and $1,767,000 for the quarter and nine months ended September 30, 2004, due to the closure of base locations described above.
     - Increase of approximately $139,000 and $303,000 for the quarter and nine months ended September 30, 2004, for the addition of personnel to staff new base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $1,606,000, or 11.1%, and $2,929,000, or 7.0%, for the three and nine months ended September 30, 2004, respectively, in comparison to the three and nine months ended September 30, 2003. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 15 helicopters for CBM operations and 12 for HBM operations either during or subsequent to the first nine months of 2003. The resulting increase in aircraft operating expenses was approximately $533,000 and $1,703,000 for the three and nine months ended September 30, 2004.
- Increase of approximately 21% in the number of engine events requiring significant repair or overhaul and increase of approximately 60% in the number of blade repairs for BK117 helicopters for the nine months ended September 30, 2004, compared to 2003. The Company also experienced an increase in maintenance costs for aircraft interior refurbishment, which was required due to the age of the interiors.
- Increase of approximately 11.4% and 17.7% for the quarter and nine months ended September 30, 2004, respectively, in the cost of aircraft fuel per hour flown.
-    Decrease  in  hull  insurance  rates  effective  July  2004.

AIRCRAFT RENTAL EXPENSE increased $660,000, or 20.3%, and $1,662,000, or 18.2%, for the three and nine months ended September 30, 2004, respectively, in comparison to the three and nine months ended September 30, 2003. Incremental rental expense for 21 leased aircraft added to the Company's fleet, either during or subsequent to the first nine months of 2003, totaled $769,000 and $1,830,000 in the three and nine months ended September 30, 2004, respectively.

BAD DEBT EXPENSE decreased $1,232,000, or 12.1%, for the quarter ended September 30, 2004, in comparison to the prior year, but increased $12,087,000, or 54.8%, for the nine months ended September 30, 2004. Bad debt as a percentage of related net flight revenue was 20.0% and 25.4% for the quarter and nine months ended September 30, 2004, respectively, compared to 24.2% and 21.0% in the quarter and nine months ended September 30, 2003, respectively, primarily as the result of a change in payer mix. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 43.8% of related gross flight revenue for the third quarter of 2003 to 49.2% for the third quarter of 2004, and from 42.9% for the nine months ended September 30, 2003, to 48.5% for the nine months ended September 30, 2004. The Company believes the decrease in collection rates is due to general recessionary trends in the economy and a related increase in the number of uninsured patients and in patients covered by Medicaid. Bad debt expense related to HBM operations and Products Division was not significant in either 2004 or 2003.


PRODUCTS DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $271,000, or 15.9%, and $744,000, or 16.1%, for the three and nine months ended September 30, 2004, compared to 2003. Significant projects in 2004 included ongoing production of 13 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter, 40 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV), and a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Revenue by product line for the quarter and nine months ended September 30, 2004, respectively, was as follows:
- $1,360,000 and $3,381,000 - design and manufacture of multi-mission interiors
- $85,000 and $544,000 - manufacture and installation of modular medical interiors
- $527,000 and $1,432,000 - design and manufacture of other aerospace products

Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers. In the second quarter of 2003, the Company began the manufacture of 11 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter. Revenue by product line for the quarter and nine months ended September 30, 2003, respectively, was as follows:
- $1,067,000 and $1,252,000 - design and manufacture of multi-mission interiors
- $534,000 and $2,957,000 - manufacture and installation of modular medical interiors
-    $101,000  and $405,000 - design and manufacture of other aerospace products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $429,000, or 40.1%, and $1,755,000, or 49.1%, for the quarter and nine months ended September 30, 2004, respectively, compared to the prior year. The average net margin earned on projects during 2004 was 48% compared to 22% in 2003, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.


GENERAL EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $176,000, or 6.1%, and $321,000, or 3.8%, for the three and nine months ended September 30, 2004, respectively, compared to 2003. The decrease is primarily the result of the change in the method of accounting for major engine and airframe component overhauls and replacements, as discussed more fully above. As part of the change in method, the Company reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases, resulting in a decrease of approximately $378,000 and $1,134,000 in depreciation expense for the quarter and nine months ended September 30, 2004, respectively. The decrease was offset in part by depreciation on engine upgrades, an upgraded flight tracking system, and computer hardware and software acquired subsequent to September 30, 2003.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,757,000, or 32.3%, and $4,650,000, or 29.7%, for the quarter and nine months ended September 30, 2004, respectively, compared to 2003, reflecting the growth in the Company's operations. G&A expenses were 10.4% and 9.9% of revenue for the three and nine months ended September 30, 2004, respectively, compared to 8.1% and 8.9% for the three and nine months ended September 30, 2003, respectively. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, and CBM program administration. During the last half of 2003, the Company formalized the organization structure for its CBM division along regional and program lines and added administrative personnel to manage the daily operations of CBM bases. This increase in administrative staffing was offset in part by a reduction in Flight Center Costs for personnel previously assigned exclusively to a single base of operation. The Company also increased the number of billing and collections department personnel in 2004 to keep pace with the growth in CBM operations and to address a slowdown in collections in early 2004. During the nine months ended September 30, 2004, the Company also incurred costs of approximately $392,000 to prepare for the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset in part by a decrease in aviation management costs resulting from the consolidation of FAA Part 135 operating certificates from 4 certificates at the beginning of 2003 to 2 certificates by the beginning of 2004.

INTEREST EXPENSE decreased $402,000, or 18.1%, and $216,000, or 3.5%, in the quarter and nine months ended September 30, 2004, respectively, compared to 2003, as a result of changes in the average balance outstanding against the Company's line of credit, decreases in principal balances as a result of regularly scheduled payments, and the refinancing of $17.5 million of debt at lower interest rates during the fourth quarter of 2003 and the first quarter of 2004. The average balance outstanding against the line of credit was approximately $16.5 million and $18.5 million during the three and nine months ended September 30, 2004, respectively, compared to $17.3 million and $16.2 million during the three and nine months ended September 30, 2003, respectively.

The Company recorded INCOME TAX EXPENSE of $2,220,000 in 2004 and $2,227,000 in 2003, both at an effective rate of approximately 39%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $50,504,000 as of September 30, 2004, compared to $43,682,000 at December 31, 2003. The change in working capital position is primarily attributable to the following:
- Increase of $3,096,000 in net receivables consistent with the increased revenue for the CBM division resulting from new base expansions and increases in flight volume.
- Decrease of $7,702,000 in short-term accrued overhaul and parts replacement costs liabilities, due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Effective January 1, 2004, the Company reversed its major overhaul accrual for all owned and leased aircraft.
- Increase of $2,850,000 in deferred income tax liabilities, primarily due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Previously, the accrual method of accounting for engine and airframe component overhaul costs resulted in a deferred tax asset, which had both a current and a long-term component.

SOURCES AND USES OF CASH

The Company had cash and cash equivalents of $7,461,000 as of September 30, 2004, compared to $5,574,000 at December 31, 2003. Cash generated by operations in the nine months ended September 30, 2004, totaled $13,177,000 compared to $211,000 in 2003. Receivable balances, net of bad debt expense, increased $3,096,000 in 2004 compared to $14,704,000 in 2003 despite the continued growth in operations. The smaller increase reflects the decline in the overall collection rate for receivables in 2004 compared to 2003 and the results of the Company's efforts to improve the pace of collections. Total cash collected against CBM receivable balances was $98.2 million in the nine months ended September 30, 2004, compared to $69.0 million in the nine months ended September 30, 2003.

Cash used by investing activities totaled $7,149,000 in 2004 compared to $2,254,000 in 2003. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. Capital lease financing for the information systems acquisitions is expected to be finalized during the fourth quarter of 2004. In 2004 the Company received $1.2 million for the sale of one of its aircraft which will be leased back from the buyer and approximately $1.3 million from the refund of deposits for the purchase of new aircraft, primarily through the arrangement of long-term operating lease financing. Equipment acquisitions in 2003 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, or rotable equipment. In 2003, the Company received $116,000 in full payment of a note receivable.

Financing activities used $4,141,000 in 2004 compared to generating $3,815,000 in 2003. The Company used proceeds from new note agreements originated in 2004 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems and other capital expenditures. The primary use of cash in both 2004 and 2003 was regularly scheduled payments of long-term debt and capital lease obligations. These payments were offset in 2003 by draws against the Company's line of credit and proceeds from new note agreements.

In January 2004 the Company originated a note payable of $1,039,000 with interest at 5.08% to refinance existing debt with a higher interest rate and to fund the acquisition of computer equipment and other capital expenditures; the note is payable through January 2010. In March 2004 the Company originated a note payable of $7,492,000 with interest at 5.60% to refinance existing debt with a higher interest rate; the note is payable through April 2010.

In March 2004, the Company entered into a commitment agreement to purchase 10 Eurocopter EC135 helicopters for approximately $34.3 million, with deliveries scheduled through the first quarter of 2005. As of September 30, 2004, the Company had taken delivery of 5 helicopters under the agreement.

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

Community-Based Model

The Company opened CBM operations at six new locations since the beginning of 2004, including one in Pennsylvania during the third quarter, and expects to open a new location in Kentucky in the fourth quarter. CBM flight volume at all other locations is expected to be consistent during 2004 with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based Model

In March 2004, the Company began operations under a five-year contract with a new customer in Florida. The Company has renewed all four contracts which were due for renewal in 2004, including the following in the third quarter: one in Virginia for a three-year term; one in Nebraska for a one-year term; and one in Nebraska for a five-year term. The Company expects to expand two existing contracts in Colorado and North Carolina to additional satellite bases in the fourth quarter of 2004. The Company expects 2004 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

As of September 30, 2004, the Company was continuing the production of 13 HH-60L units and 19 MEV units for the U.S. Army and the production of a multi-mission interior in a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Work on these three contracts is expected to continue throughout the remainder of 2004 and into the second quarter of 2005. In the fourth quarter of 2004 the Company also received a contract for the production of two modular medical interiors for a commercial customer, with delivery scheduled in the first and second quarters of 2005. Remaining revenue for all contracts as of September 30, 2004, is estimated at $4.1 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 15 HH-60L units under the program, in addition to the 13 currently under contract. The U.S. Army has also forecasted a requirement for a total of 118 MEV units over 4 years; the Company has previously delivered 63 units, in addition to the 19 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All Segments

In the fourth quarter of 2004 the Company implemented new finance and accounting software and expects to implement new software for several other major information technology systems in 2005. The majority of the cost of new systems is expected to be financed through capital and operating lease agreements.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2004. The Company also had approximately $20,855,000 in borrowing capacity available under its revolving credit facility as of September 30, 2004.

RISK FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2004" and those described below.

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $105.9 million of indebtedness, of which approximately $86.0 million was outstanding at September 30, 2004. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

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

- Internal Controls - The Company is required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of its annual report for the year ending December 31, 2004. The Company continues to devote substantial time and resources to the documentation and testing of internal controls. There is no indication that management will be unable to favorably report on internal controls nor that the Company's independent auditors will be unable to attest to management's findings. Both management and the auditors, however, must complete their processes, which have never been undertaken before. As a result, the Company cannot offer assurance that the work necessary to fully comply with the requirements of Section 404 will be completed timely or that management or the auditors will conclude that internal controls are effective. It is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on the Company, but it may result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of the Company's financial reports.

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

Revenue Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on CBM flight revenue for the nine months ended September 30, 2004, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $1,929,000 in flight revenue.

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

Uncollectible Receivables

The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on CBM net flight revenue for the nine months ended September 30, 2004, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,333,000 in bad debt expense.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $15,114,000 outstanding against the line of credit and $2,176,000 in notes payable. Based on the amounts outstanding at September 30, 2004, the annual impact of a 1% change in interest rates would be approximately $173,000. Interest rates on these instruments approximate current market rates as of September 30, 2004. Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management evaluated, with the participation of the Certifying Officers, the effectiveness of disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were effective.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. In the fourth quarter of 2004, the Company upgraded its hardware and software systems relating to finance and accounting and expects to upgrade the systems relating to inventory, purchasing, and dispatch and communications in 2005.

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


                             AIR METHODS CORPORATION



Date:  November 15, 2004     By   \s\ Aaron D. Todd
                                 -------------------------------------------
                                 Aaron D. Todd
                                 Chief Executive Officer
                                 (Principal Executive Officer)


Date:  November 15, 2004     By    \s\ Trent J. Carman
                                 -------------------------------------------
                                 Trent J. Carman
                                 Chief Financial Officer
                                 (Principal Financial Officer)


Date:  November 15, 2004     By    \s\  Sharon J. Keck
                                 -------------------------------------------
                                 Sharon J. Keck
                                 Chief Accounting Officer
                                 (Principal Accounting Officer)