Form 10-K
period 2004-12-31
AIR METHODS CORP
filed 2005-03-16
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2004
                          ----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to

                        COMMISSION FILE NUMBER   0-16079
                                               ----------


                             AIR METHODS CORPORATION
             (Exact name of registrant as specified in its charter)


               DELAWARE                               84-0915893
     (State or other jurisdiction of               (I.R.S. employer
     incorporation or organization)               identification no.)

                  7301 SOUTH PEORIA, ENGLEWOOD, COLORADO 80112
              (Address of principal executive offices and zip code)

                                  303-792-7400
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                             ---   ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $85,811,000

      The number of outstanding shares of Common Stock as of March 1, 2005, was 10,999,997.

                                TABLE OF CONTENTS

                                  TO FORM 10-K


                                                                        Page
                                                                        ----
                                     PART I

ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .     1
            General. . . . . . . . . . . . . . . . . . . . . . . . . .     1
            Competition. . . . . . . . . . . . . . . . . . . . . . . .     3
            Contracts in Process . . . . . . . . . . . . . . . . . . .     3
            Employees. . . . . . . . . . . . . . . . . . . . . . . . .     3
            Government Regulation. . . . . . . . . . . . . . . . . . .     4
            Internet Address . . . . . . . . . . . . . . . . . . . . .     4

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .     4
            Facilities . . . . . . . . . . . . . . . . . . . . . . . .     4
            Equipment and Parts. . . . . . . . . . . . . . . . . . . .     5

ITEM 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .     6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .     6


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .     7

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . .     8

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .    10
            Overview . . . . . . . . . . . . . . . . . . . . . . . . .    10
            Results of Operations. . . . . . . . . . . . . . . . . . .    12
            Liquidity and Capital Resources. . . . . . . . . . . . . .    17
            Outlook for 2005 . . . . . . . . . . . . . . . . . . . . .    21
            Risk Factors . . . . . . . . . . . . . . . . . . . . . . .    22
            Critical Accounting Policies . . . . . . . . . . . . . . .    25
            New Accounting Standards . . . . . . . . . . . . . . . . .    27

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    27

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .    27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . .    28

ITEM 9A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .    28

ITEM 9B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    28


                                     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . .     29

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .     32

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . .     38

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . .     41

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . .     41


                                    PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K. .   IV-1

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   IV-4

                                     PART I

ITEM 1. BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation (Air Methods or the Company), was originally incorporated in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. The Company provides air medical emergency transport services under two separate operating models: the Community-Based Model (CBM) and the Hospital-Based Model (HBM). In October 2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH), a Delaware limited liability company which conducts both CBM and HBM operations. As of December 31, 2004, the Company's CBM division provided air medical transportation services in 17 states, while its HBM division provided air medical transportation services to hospitals located in 26 states and Puerto Rico under operating agreements with original terms ranging from one to ten years. Under both CBM and HBM operations, the Company transports persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. The Company's Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of the Company's operating segments is included in the notes to the Company's consolidated financial statements in Item 8 of this report.

Community-Based  Model

CBM services, also referred to as independent provider operations, are performed by the Company's LifeNet Division and include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. CBM aircraft are typically based at fire stations or airports. Revenue from the CBM consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from operations to fluctuate accordingly.

In July 1997 the Company acquired Mercy Air Service, Inc. (Mercy Air), which has operated as a community-based provider of air medical transportation services throughout southern California since 1988. In April 2000, the Company established a wholly-owned subsidiary, LifeNet, Inc. (formerly ARCH Air Medical Service, Inc.), to acquire substantially all of the business assets of Area Rescue Consortium of Hospitals, which has provided air medical transportation services in the St. Louis metropolitan area and surrounding communities since 1987. Following the acquisition of RMH in October 2002, its CBM operations were combined with the Company's already existing CBM division. The division operates 78 helicopters and three fixed wing aircraft under both Instrument Flight Rules
(IFR) and Visual Flight Rules (VFR) in 17 states, with concentrations in California, Arizona, the Midwest, and the Southeast. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

Communications and dispatch operations for all CBM locations are conducted from the Company's national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed from the Company's offices in San Bernardino, California, and Bountiful, Utah.

In 2004 the Company opened seven new CBM locations throughout the U.S. and closed two locations in the Southeast due to low flight volume and low collection rates.

Hospital-Based  Model

The Company's HBM provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. The Company's responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 91 helicopters and 13 fixed wing aircraft in 26 states plus Puerto Rico. Under the typical operating agreement with a hospital, the Company earns approximately 65% of its revenue from a fixed monthly fee and 35% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

The HBM operations of RMH were integrated into the division following the acquisition in October 2002. In the first quarter of 2004, the Company began operations under a five-year contract with a new customer in Florida and discontinued operations under a contract in New Mexico. The Company expanded a contract in Missouri to a satellite location during the second quarter of 2004 and expanded contracts in Colorado and North Carolina to satellite locations during the fourth quarter of 2004.

The Company operates some of its HBM contracts under the service mark AIR LIFE(R), which is generally associated within the industry with the Company's standard of service.

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

Products  Division

The Company's Products Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. The modular design provides for flexibility of configuration for multiple transport needs and optimizes space, weight, cost, and maintainability. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication and navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to Parts Manufacturer Approvals (PMA's) and maintains ISO9001:2000 (Quality Systems) certification.

The Company maintains patents covering several products, including the Litter Lift System, used in the U.S. Army's HH60L helicopter and in the Medical Evacuation Vehicle (MEV), and the Articulating Patient Loading System and Modular Equipment Frame, which were developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

During 2004, the Company completed 21 MEV litter systems and continued production of 19 additional MEV units and 13 HH-60L Multi-Mission Medevac Systems for the U.S. Army, with delivery to be completed in 2005. The Company also continued to support both the HH60L and MEV programs with the production of spare parts and research of product enhancements. In the second quarter of 2004 the Company began production of a multi-mission interior for a FIREHAWK helicopter for the Los Angeles County Fire Department; completion is expected in the first half of 2005. Work on two modular medical interiors for a commercial customer was also commenced in the fourth quarter of 2004.

COMPETITION

Competition in the air medical transportation industry comes primarily from three national operators: CJ Systems, Inc.; OmniFlight, Inc.; and Petroleum Helicopters, Inc. The CBM also faces competition from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition for HBM operations as many healthcare organizations continue to move toward consolidation and strict cost containment. The Company believes that its competitive strengths center on the quality of its customer service and the medical capability of the aircraft it deploys, as well as its ability to tailor the service delivery model to a hospital's or community's specific needs.

The Company's competition in the aircraft interior design and manufacturing industry comes primarily from three companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. With the development of a line of interiors for Eurocopter aircraft to complement its established line of interiors for Bell aircraft, the Company believes that it has demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS  IN  PROCESS

As  of  December  31,  2004,  the Company had the following projects in process:

     - Thirteen HH-60L units and nineteen MEV units for the U.S. Army. Eleven of the HH60L units were nearly complete as of December 31, 2004.

     -    Multi-mission interior for Los Angeles County FIREHAWK helicopter

     -    Two modular medical interiors for a commercial customer

Deliveries under all contracts in process as of December 31, 2004, are expected to be completed by the second quarter of 2005, and remaining revenue is estimated at $2.1 million. As of December 31, 2003, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $3.1 million.

EMPLOYEES

As of December 31, 2004, the Company had 1,623 full time and 210 part time employees, comprised of 627 pilots; 348 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 525 flight nurses and paramedics; and 333 business and administrative personnel. The Company's pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with the Company, as well as local area orientation and annual training provided by the Company. All of the Company's aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, the Company's pilots voted to be represented by a collective bargaining unit, the Office and Professional Employees International Union. Negotiations on a collective bargaining agreement have continued since early 2004, and a mediator was appointed in the fourth quarter of 2004 to assist with resolving differences between the parties. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

GOVERNMENT  REGULATION

The Company is subject to the Federal Aviation Act of 1958, as amended. All flight and maintenance operations of the Company are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by the Company are subject to FAA certification. Air Methods and LifeNet, Inc. each hold a Part 135 Air Carrier Certificate, and Air Methods, Mercy, and LifeNet, Inc. each hold a Part 145 Repair Station Certificate from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2004, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 10.1% of outstanding Common Stock.

The Company is also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations, and NASDAQ National Market rules.

INTERNET  ADDRESS

The  Company's  internet site is www.airmethods.com. The Company makes available
                                 ------------------
free of charge, on or through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

ITEM  2.     PROPERTIES

FACILITIES

The Company leases its headquarters, consisting of approximately 88,500 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease expires in August 2006 and the approximate annual rent is $980,000. CBM Division headquarters consist of approximately 50,000 square feet of office and hangar space owned by the Company in Rialto, California. Under a ground lease which expires in May 2007, the Company pays minimal rent for the land at the airport where the facilities are located. The Company also owns and leases various properties for depot level maintenance and administration purposes. The Company believes that these facilities are in good condition and suitable for the Company's present requirements.

EQUIPMENT  AND  PARTS

As of December 31, 2004, the Company managed and operated a fleet of 185 aircraft, composed of the following:

                         Number of      Number of       Number of
                       Company-Owned  Company-Leased    Customer-
Type                     Aircraft        Aircraft     Owned Aircraft  Total
---------------------------------------------------------------------------

Helicopters:
    Bell 206                       5              --              --      5
    Bell 222                      13               9              --     22
    Bell 230                      --              --               2      2
    Bell 407                       5               9               5     19
    Bell 412                       4               3               2      9
    Bell 430                      --               2               1      3
    Eurocopter AS 350             17              21               3     41
    Eurocopter AS 355              1              --              --      1
    Eurocopter BK 117             16              25              --     41
    Eurocopter BO 105              2               3               1      6
    Eurocopter EC 130             --               4              --      4
    Eurocopter EC 135             --               7               3     10
    Eurocopter EC 145             --              --               3      3
    Boeing MD 902                 --               2              --      2
    Sikorsky S 76                 --              --               1      1
                       ----------------------------------------------------
                                  63              85              21    169
                       ----------------------------------------------------

Airplanes:
    King Air E 90                  1              --               4      5
    King Air B 100                --               2              --      2
    King Air B 200                 1              --               2      3
    Pilatus PC 12                 --               2               4      6
                       ----------------------------------------------------
                                   2               4              10     16
                       ----------------------------------------------------

TOTALS                            65              89              31    185
                       ====================================================


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

None.

 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

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

      YEAR ENDED DECEMBER 31, 2004
      ----------------------------
Common Stock                  High   Low
------------------------------------------

First Quarter . . . . . . . . $9.33  $8.45
Second Quarter. . . . . . . .  9.20   7.80
Third Quarter . . . . . . . .  8.88   6.22
Fourth Quarter. . . . . . . .  8.66   6.65

       YEAR ENDED DECEMBER 31, 2003
       ----------------------------

Common Stock                  High   Low
------------------------------------------

First Quarter . . . . . . . . $6.66  $5.32
Second Quarter. . . . . . . .  8.19   5.72
Third Quarter . . . . . . . .  8.88   6.83
Fourth Quarter. . . . . . . .  9.69   8.16


As of March 1, 2005, there were approximately 316 holders of record of the Company's common stock. The Company estimates that it has approximately 3,900 beneficial owners of common stock.

The Company has not paid any cash dividends since its inception and intends to retain any future earnings to finance the growth of the Company's business rather than to pay dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and its subsidiaries which has been derived from the Company's audited consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing in Item 8 of this report. Revenue, expenses, assets, and long-term liabilities as of and for the years ended December 31, 2004, 2003, and 2002, increased in part as a result of the acquisition of RMH in October 2002. See "Business - General" in Item 1 and "Management's Discussion and Analysis" in
Item  7  of  this  report.



                                   SELECTED FINANCIAL DATA OF THE COMPANY
                          (Amounts in thousands except share and per share amounts)


                                                                 Year Ended December 31,
                                                                 -----------------------
                                                   2004         2003         2002        2001        2000
                                               -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                        $   273,103      242,455     130,668      92,096      75,293
Operating expenses:
  Operating                                        232,400      205,342     106,771      74,597      61,393
  General and administrative                        28,641       21,550      12,744       9,781       7,854
Other income (expense), net                         (6,698)      (7,197)     (2,694)     (1,770)     (1,889)
                                               -------------------------------------------------------------

Income before income taxes                           5,364        8,366       8,459       5,948       4,157
Income tax benefit (expense)                        (2,121)      (3,263)     (3,299)        615           -
                                               -------------------------------------------------------------

Income before cumulative effect of change in
  accounting principle                               3,243        5,103       5,160       6,563       4,157
Cumulative effect of change in method of
  accounting for maintenance costs, net of
  income taxes                                       8,595            -           -           -           -
                                               -------------------------------------------------------------

Net income                                     $    11,838        5,103       5,160       6,563       4,157
                                               =============================================================

Basic income per common share:
  Income before cumulative effect of change
    in accounting principle                    $       .30          .53         .56         .78         .50
  Cumulative effect of change in method of
    accounting for maintenance costs, net of
    income taxes                                       .79            -           -           -           -
                                               -------------------------------------------------------------
  Net income                                   $      1.09          .53         .56         .78         .50
                                               =============================================================

Diluted income per common share:
  Income before cumulative effect of change
    in accounting principle                    $       .29          .51         .54         .76         .49
  Cumulative effect of change in method of
    accounting for maintenance costs, net of
    income taxes                                       .76            -           -           -           -
                                               -------------------------------------------------------------
  Net income                                   $      1.05          .51         .54         .76         .49
                                               =============================================================

Weighted average number of shares
  of Common Stock outstanding - basic           10,894,863    9,665,278   9,184,421   8,421,671   8,334,445
                                               =============================================================

Weighted average number of shares
  of Common Stock outstanding - diluted         11,314,827   10,052,989   9,478,502   8,659,302   8,559,389
                                               =============================================================

             SELECTED FINANCIAL DATA OF THE COMPANY
    (Amounts in thousands except share and per share amounts)


                                   As of December 31,
                       ------------------------------------------
                         2004     2003     2002     2001    2000
                       ------------------------------------------
BALANCE SHEET DATA:
Total assets           $204,723  215,649  196,396  85,557  75,250
Long-term liabilities    89,490  114,657  115,225  34,210  29,885
Stockholders' equity     73,079   60,688   46,218  36,543  29,416

                   SELECTED OPERATING DATA


                              2004    2003    2002    2001    2000
                             --------------------------------------
FOR YEAR ENDED DECEMBER 31:
  CBM patient transports     30,159  25,676  12,870   9,212   7,091
  HBM medical missions       46,630  46,570  26,367  19,073  17,484
AS OF DECEMBER 31:
  CBM bases                      64      59      48      17      16
  HBM contracts                  44      43      47      22      22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with the Company's consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning possible or assumed future results of the Company; size, structure and growth of the Company's air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume and collection rates for CBM operations; and other matters. The actual results that the Company achieves may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Business section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in the Company's quarterly reports on Form 10-Q. The Company undertakes no obligation to update any forward-looking statements.

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2004 the CBM Division generated 65% of the Company's total revenue, increasing from 60% in 2003 and 56% in 2002.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In 2004 the HBM Division generated 33% of the Company's total revenue, decreasing from 36% in 2003 and 39% in 2002.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2004 the Products Division generated 2% of the Company's total revenue, decreasing from 3% in 2003 and 4% in 2002.

See Note 13 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, 64% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 30,200 for 2004 compared to approximately 25,700 for 2003. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 25,600 in 2004 compared to approximately 24,600 in 2003.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The Company increased prices for its CBM operations approximately 5% effective January 2004 and an additional 10% effective September 2004. However, net revenue after bad debt expense per transport increased only 0.5% from 2003 to 2004. Generally, price increases result in incremental revenue from privately insured patients only. Bad debt expense as a percentage of related net flight revenue increased from 22.2% in 2003 to 24.1% in 2004. The Company believes the decrease in collection rate is driven primarily by overall economic conditions. In an effort to increase its collection rates, the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director in 2004.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing 28% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations, as adjusted for the change in accounting method described below, increased 15.4% from 2003 to 2004, while total flight volume for CBM and HBM operations increased 7.0% over the same period. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement. As described more fully below in Liquidity and Capital Resources, in 2004 the Company entered into two long-term purchase commitments for a total of 25 aircraft, designed to replace the discontinued models and other older aircraft over the next five to seven years.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the first quarter of 2005, the CBM division commenced operations at two new bases in California which had previously been a hospital-based flight program. At the expiration of the contract in the first quarter of 2004, one HBM customer also converted its flight program to the community-based model with services provided by another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. The Company is recognized within the industry for its standard of service and its use of cabin-class aircraft. Many of the Company's regional competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, the Company believes that higher quality standards help to differentiate its service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market also serves as a barrier to entry for lower cost providers.

- EMPLOYEE RELATIONS. In September 2003, the Company's pilots voted to be represented by a collective bargaining unit. Negotiations on a collective bargaining agreement have continued since early 2004, and a mediator was appointed in the fourth quarter of 2004 to assist with resolving differences between the parties. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2004  compared  to  2003

The Company reported net income of $11,838,000 for the year ended December 31, 2004, compared to $5,103,000 for the year ended December 31, 2003. Net income for the year ended December 31, 2004, included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below. Before the cumulative effect of the change in accounting principle, the Company reported net income of $3,243,000 for 2004. An increase in flight volume during the year was offset in part by increased aircraft maintenance costs and bad debt expense.

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

In 2002, the impact of the major overhaul accrual relating to aircraft purchased in the RMH acquisition was considered a component of the valuation of the aircraft and did not affect the allocation of the purchase price to goodwill. Accordingly, the change in method to the direct expense method in 2004 resulted in a reduction in the asset value assigned to RMH aircraft. The amount of the cumulative effect of the change in accounting principle related to RMH aircraft was due exclusively to depreciation of the asset value or changes in the liability balances which had been expensed subsequent to the acquisition. Therefore, the majority of the cumulative effect of the change in accounting principle related to aircraft which were in the Company's fleet prior to the RMH acquisition.

Pro forma results, assuming the change in accounting principle had been applied retroactively, are as follows for the year ended December 31, 2003 (amounts in thousands):

                               As Reported   Pro Forma
                               -----------------------
Aircraft operations expense    $     56,776     52,430
                               =======================
Depreciation and amortization  $     11,309      9,797
                               =======================

Net income                     $      5,103      8,676
                               =======================
Basic income per share         $        .53        .90
                               =======================
Diluted income per share       $        .51        .86
                               =======================

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

FLIGHT REVENUE increased $31,010,000, or 13.2%, from $234,687,000 for the year ended December 31, 2003, to $265,697,000 for the year ended December 31, 2004. Flight revenue is generated by both HBM and CBM operations and is recorded net of contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid).

-    CBM  -  Flight  revenue  increased  $30,542,000,  or 20.9%, to $176,867,000 for the following reasons:

     - Incremental revenue of $22,324,000 generated from the addition of 17 new CBM bases during either 2003 or 2004.

     - Purchase of certain business assets from another air medical service provider in southeastern Arizona in May 2003, resulting in the expansion of operations from three bases to five. Transport volume for all bases in the region increased 91.6% during the first four months of 2004 compared to the same period in 2003, resulting in incremental revenue of approximately $2,508,000.
     - Closure of one base in the fourth quarter of 2003, one in the first quarter of 2004, and one during the third quarter of 2004, resulting in a decrease in revenue of approximately $3,293,000.
     - Increase in Same Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations increased 4.1% in 2004, primarily attributable to improved weather conditions and an increase in flight requests, driven in part by enhanced crew outreach and other marketing initiatives.
     - Average price increase of approximately 5% for all CBM operations effective January 1, 2004, and an average price increase of approximately 10% effective September 1, 2004.
     - Decrease caused by a change in payer mix to a higher percentage of Medicare/Medicaid transports, resulting in higher contractual discounts which are offset against flight revenue. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under "Bad Debt Expense."
- HBM - Flight revenue increased $469,000, or 0.5%, to $88,831,000 for the following reasons:
     - Discontinuation of service under three contracts either prior to or during the first quarter of 2004. In addition, during the fourth quarter of 2003, one HBM customer converted to CBM operations. The resulting decrease in revenue from all of these actions was approximately $5,356,000.
     - Revenue of $2,859,000 generated by the addition of one new contract during the first quarter and the expansion of three contracts in the second and fourth quarters of 2004.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 3.3% in flight volume for all contracts, excluding the discontinued contracts and new contracts discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $13,309,000, or 15.3%, to $100,460,000 for the year ended December 31, 2004, compared to 2003. Changes by business segment are as follows:
- CBM - Flight center costs increased $12,615,000, or 23.7%, to $65,916,000 for the following reasons:
     - Increase of $10,524,000 for the addition of personnel and facilities for the new base locations described above.
     - Decrease of $1,650,000 due to the closure of base locations described above.
     -    Increases in salaries for merit pay raises.
     - Increase of approximately $700,000 for telecommunications costs associated with dispatch operations.
- HBM - Flight center costs increased $694,000, or 2.1%, to $34,544,000 primarily due to the following:
     - Decrease of $2,067,000 due to the closure of base locations described above.
     - Increase of $1,252,000 for the addition of personnel and facilities for the new base locations described above.
     -    Increases in salaries for merit pay raises.

AIRCRAFT OPERATING EXPENSES increased $3,140,000, or 5.5%, for the year ended December 31, 2004, in comparison to 2003. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

- Addition of 18 helicopters for CBM operations and 15 for HBM operations during either 2003 or 2004. The resulting incremental impact for 2004 was an increase of approximately $2,723,000.
- Increase of approximately 21% in the number of engine events requiring significant repair or overhaul and increase of approximately 60% in the number of blade repairs for BK117 helicopters compared to 2003.
- Increase of approximately 12.8% in the cost of aircraft fuel per hour flown.
-    Decrease in hull insurance rates effective July 2004.

AIRCRAFT  RENTAL  EXPENSE  increased  $3,230,000,  or  27.3%, for the year ended
December 31, 2004, in comparison to the year ended December 31, 2003. Incremental rental expense incurred in 2004 for 26 leased aircraft added to the Company's fleet during either 2003 or 2004 totaled $3,639,000.

BAD DEBT EXPENSE increased $10,373,000, or 31.9%, for the year ended December 31, 2004, compared to 2003, due in part to the increase in related flight revenue. In addition, bad debt expense as a percentage of related net flight revenue was 24.1% in 2004, compared to 22.2% in 2003. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 43.6% of related gross flight revenue for 2003 to 48.1% for 2004. The Company believes the decrease in collection rates is due to general recessionary trends in the economy and a related increase in the number of uninsured patients and in patients covered by Medicaid, as well as the dilutive effect of price increases on collection rates. Bad debt expense related to HBM operations and Products Division was not significant in either 2004 or 2003.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $497,000, or 7.3%, from $6,803,000 for the year ended December 31, 2003, to $7,300,000 for the year ended December 31, 2004. Significant projects in 2004 included production of 13 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter, 40 MEV litter systems, a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and four modular medical interiors for three commercial customers. Revenue by product line for the year ended December 31, 2004, was as follows:
- $811,000 - manufacture and installation of modular medical interiors
-    $4,244,000 - manufacture of multi-mission interiors
- $2,245,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers and eleven HH60L Multi-Mission Medevac Systems. Revenue by product line for the year ended December 31, 2003, was as follows:
-    $2,927,000  -  manufacture  and  installation of modular medical interiors
-    $2,782,000  -  manufacture  of  multi-mission  interiors
- $1,094,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $2,052,000, or 43.1%, for the year ended December 31, 2004, as compared to the previous year. The average net margin earned on projects during 2004 was 44% compared to 24% in 2003, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which the Company had not previously installed its modular interior, leading to higher engineering and documentation costs and lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $326,000, or 2.9%, for the year ended December 31, 2004, primarily due to the change in the method of accounting for major engine and airframe component overhauls and replacements, as discussed more fully above. As part of the change in method, the Company reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases, resulting in a decrease of approximately $1,512,000 in depreciation expense in 2004. The decrease was offset in part by depreciation on engine upgrades, medical interior and avionics upgrades, an upgraded flight tracking system, and computer hardware and software placed into service in 2004.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $7,091,000, or 32.9%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, reflecting the growth in the Company's operations. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, and CBM program administration. G&A expenses were 10.5% of revenue for 2004, compared to 8.9% for 2003. During the last half of 2003, the Company formalized the organization structure for its CBM division along regional and program lines and added administrative personnel to manage the daily operations of CBM bases. This increase in administrative staffing was offset in part by a reduction in Flight Center Costs for personnel previously assigned exclusively to a single base of operation. The Company also increased the number of billing and collections personnel in 2004 to keep pace with the growth in CBM operations and to address a slowdown in collections in early 2004. During 2004, the Company also incurred approximately $1,178,000 in audit fees and outside consultant costs related to the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset in part by a decrease in aviation management costs resulting from the consolidation of FAA Part 135 operating certificates from 4 certificates at the beginning of 2003 to 2 certificates by the beginning of 2004.

INTEREST EXPENSE decreased $396,000, or 4.8%, for the year ended December 31, 2004, compared to 2003, due to decreases in principal balances as a result of regularly scheduled payments and the refinancing of $17.5 million of debt at lower interest rates during the fourth quarter of 2003 and the first quarter of 2004.

The Company recorded INCOME TAX EXPENSE of $2,121,000 in 2004 and $3,263,000 in 2003, both at an effective rate of approximately 39%. For income tax purposes, at December 31, 2004, the Company has net operating loss carryforwards (NOL's) of approximately $23 million, expiring at various dates through 2024. During 2004, NOL's of $4.2 million, for which a valuation allowance had previously been established, expired. As of December 31, 2004, a valuation allowance has been provided for NOL's which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

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

FLIGHT CENTER COSTS increased $44,193,000, or 102.9%, to $87,151,000 for the year ended December 31, 2003, compared to 2002. Changes by business segment are as follows:
- CBM - Flight center costs increased $30,208,000, or 130.8%, to $53,301,000 for the following reasons:
     - Acquisition of RMH. Flight center costs related to RMH CBM operations totaled approximately $28,868,000 in 2003 compared to $5,108,000 from the acquisition date through December 31, 2002.
     - Approximately $5,147,000 for the addition of personnel and facilities for the new base locations described above.
     -    Increases in salaries for merit pay raises.
     - Increases in the cost of medical and workers compensation insurance premiums paid by the Company.
- HBM - Flight center costs increased $13,985,000, or 70.4%, to $33,850,000 primarily due to the following:
     - Acquisition of RMH. Flight center costs related to RMH HBM operations totaled approximately $16,073,000 for 2003 compared to $2,964,000 from the acquisition date through December 31, 2002.
     - Incremental costs of $347,000 in 2003 for the addition of personnel and facilities for the new base locations described above.
     -    Increases in salaries for merit pay raises.

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

BAD DEBT EXPENSE increased $16,933,000, or 108.6%, for the year ended December 31, 2003, compared to 2002, due primarily to the acquisition of RMH. Bad debt related to RMH CBM operations totaled $20,702,000 for the year ended December 31, 2003, compared to $4,829,000 from the date of acquisition through December
31, 2002. Bad debt expense as a percentage of related net flight revenue increased from 21.6% in 2002 to 22.2% in 2003. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, increased from 37.6% of related gross flight revenue for the year ended December 31, 2002, to 43.6% in the year ended December 31, 2003. The increase in total allowances is related primarily to the acquisition of RMH, whose collection experience had historically been less favorable than other CBM operations owned by the Company, and to a decrease in the collection rate for other CBM operations. The Company believes the decrease in collection rates is also due to general recessionary trends in the economy. Bad debt expense related to HBM operations and Products Division was not significant in either 2003 or 2002.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $1,007,000, or 17.4%, from $5,796,000 for the year ended December 31, 2002, to $6,803,000 for the year ended December 31, 2003. Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers and eleven HH60L Multi-Mission Medevac Systems. Revenue by product line for the year ended December 31, 2003, was as follows:
- $2,927,000 - manufacture and installation of modular medical interiors
-    $2,782,000  -  manufacture  of  multi-mission  interiors
- $1,094,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2002 included the completion of five HH-60L Multi-Mission Medevac Systems and development of the MEV litter system, both for the U.S. Army, and the manufacture of medical interiors or modular interior components for six commercial customers. Revenue by product line for the year ended December 31, 2002, was as follows:
-    $2,452,000  -  manufacture  and  installation of modular medical interiors
-    $808,000  -  manufacture  of  multi-mission  interiors
- $2,536,000 - design and manufacture of other aerospace and medical transport products

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had working capital of $48,849,000 as of December 31, 2004, compared to $43,682,000 at December 31, 2003. The change in working capital position is primarily attributable to the following:

- Increase of $3,070,000 in net receivables consistent with the increased revenue for the CBM division resulting from new base expansions and increases in flight volume.

- Decrease of $7,702,000 in short-term accrued overhaul and parts replacement costs liabilities, due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Effective January 1, 2004, the Company reversed its major overhaul accrual for all owned and leased aircraft.

- Increase of $4,387,000 in deferred income tax liabilities, primarily due to the change in the method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Previously, the accrual method of accounting for engine and airframe component overhaul costs resulted in a deferred tax asset, which had both a current and long-term component.

CASH  REQUIREMENTS

Debt  and  Other  Long-term  Obligations

The following table outlines the Company's contractual obligations as of December 31, 2004 (amounts in thousands):

                                           Less than 1                          After 5
                                  Total        year      1-3 years   4-5 years   years
                                -------------------------------------------------------
Long-term debt                  $ 95,017        12,020      61,719      18,845    2,433
Less: interest payments (1)       16,283         5,979       8,998       1,251       55
                                -------------------------------------------------------
Principal payments                78,734         6,041      52,721      17,594    2,378
                                -------------------------------------------------------

Capital leases                       722           454         268          --       --
Less: interest                       (63)          (44)        (19)         --       --
                                -------------------------------------------------------
Net present value                    659           410         249          --       --
                                -------------------------------------------------------

Operating leases                 112,649        18,232      33,828      28,763   31,826
Aircraft purchase commitments     72,290        11,915      15,975      22,200   22,200
                                -------------------------------------------------------
Total                           $264,332        36,598     102,773      68,557   56,404
                                =======================================================

(1) Interest payments include an estimate of variable-rate interest on the Company's senior revolving credit facility and two notes with principal balances totaling $2,127,000 as of December 31, 2004. Variable interest was estimated using the weighted average rate in effect as of December 31, 2004, for each note and the weighted average balance outstanding against the revolving credit facility during 2004.

Repayment of debt and capital lease obligations as well as operating lease agreements constitute the Company's primary long-term commitments to use cash. Balloon payments on long-term debt are due as follows:
     -    $17,468,000 in 2006
     -    $23,997,000 in 2007
     -    $7,414,000 in 2008
     -    $1,918,000 in 2009
     -    $772,000 in 2010

OFF-BALANCE  SHEET  ARRANGEMENTS

Residual  Value  Guarantees

The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2004, the undiscounted maximum amount of potential future payments under the guarantees is $3,648,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

Aircraft  Purchase  Commitments

Prior to acquisition by the Company, RMH entered into a commitment agreement to take delivery of eight aircraft for approximately $16,000,000. As of December 31, 2004, the Company had taken delivery of all aircraft under the agreement.

Prior to the acquisition, RMH entered into a commitment agreement to take delivery of ten aircraft for approximately $16,600,000. As of December 31, 2004, four aircraft with a total value of approximately $6,500,000 remained to be delivered and the deposit and related note payable associated with this commitment totaled $347,000.

In March 2004, the Company entered into a commitment agreement to purchase 10 Eurocopter EC135 helicopters for approximately $34,300,000, with deliveries scheduled through the first quarter of 2005. As of December 31, 2004, the Company had taken delivery of seven helicopters under the agreement.

In July 2004, the Company entered into a commitment agreement to purchase 15 Bell 427 helicopters for approximately $55,500,000, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values.

The Company intends to place the new EC135's and Bell 427's primarily into existing bases and to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under these or similar commitments through operating lease agreements.

Letter  of  Credit

In August 2004, the Company entered into a $1,208,000 letter of credit with a financial institution to securitize an aircraft leased by the Company under an operating lease agreement. Because the aircraft is operated in Puerto Rico, the lessor is unable to perfect its security interest against the aircraft. The letter of credit perpetually renews for consecutive one-year terms through the end of the lease agreement in July 2010 or until the aircraft is moved from Puerto Rico and reduces the available borrowing capacity under the Company's senior revolving credit facility described below.

SOURCES  AND  USES  OF  CASH

The Company had cash and cash equivalents of $2,603,000 at December 31, 2004, compared to $5,574,000 at December 31, 2003. Cash generated by operations increased to $15,381,000 in 2004 from $4,403,000 in 2003. Receivable balances, net of bad debt expense, increased $3,070,000 in 2004 compared to $21,436,000 in 2003 despite the continued growth in operations. The smaller increase reflects the decline in the overall collection rate for receivables in 2004 compared to 2003 and the results of the Company's efforts to improve the pace of collections. Total cash collected against CBM receivable balances was $135.7 million in 2004, compared to $92.8 million in 2003.

Cash used for investing activities totaled $11,893,000 in 2004, compared to $8,197,000 in 2003. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. In 2004 the Company received $1,600,000 from the sale of two of its aircraft and approximately $1,300,000 from the refund of deposits for the purchase of aircraft, primarily through the arrangement of long-term operating lease financing. Equipment acquisitions in 2003 consisted primarily of medical interior and avionics installations, upgrades for existing equipment, and rotable equipment.

Financing activities used $6,459,000 in 2004, compared to generating $7,958,000 in 2003. The Company used proceeds from new note agreements originated in 2004 and 2003 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems and other capital expenditures. Primary uses of cash in both 2004 and 2003 consisted of payments for long-term debt and capital lease obligations. In 2003, the Company issued 1.2 million shares of common stock at $8 per share in a private placement transaction. Net proceeds, after syndication and other costs, were $8,855,000 and were used primarily to fund current operations.

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

Indebtedness under the credit facility bears interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0 to 0.75% or
(ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. As of December 31, 2004, the weighted average interest rate on the outstanding balance against the line was 4.72%. The amount of borrowings permitted under the credit facility is based on a borrowing base comprised of
(i) 75% of accounts receivable from Medicare, Medicaid, insurance companies and community-based payers and 85% of other accounts receivable, and (ii) the lesser of (A) 60% of inventory valued at the lower of cost or market, (B) 85% of inventory valued at liquidation value, or (C) $15 million. At December 31, 2004, $35,000,000 was available under the credit facility, and $14,719,000 was drawn against the line.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility. As of December 31, 2004, the Company was in compliance with the covenants of the credit facility.

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

The securities purchase agreement entered into in connection with the notes contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make certain loans, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, sell or discount receivables, or sell assets. The purchase agreement also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the purchase agreement. As of December 31, 2004, the Company was in compliance with the covenants.

Payment obligations under the subordinated notes accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the notes and related purchase agreement or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to file and keep effective a registration statement relating to the warrants issued to the Subordinated Lenders; and a change of control in the Company.

Under an amendment to the agreement, the Company accrued an amendment fee of $500,000 in 2004 in exchange for the elimination of a financial covenant for the duration of the agreement. The fee is expected to be paid in the first quarter of 2005.

Other  Notes

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

In December 2004 the Company originated a note payable of $1,953,000 with interest at 5.36% to refinance the balloon payment due under a capital lease obligation. The note is payable through December 2010.

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

Other  Sources

As of December 31, 2004, the Company held unencumbered aircraft with a net book value of $9.0 million and has additional equity in other encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. The Company also has $19,073,000 unused capacity on its senior revolving credit facility. The Company believes that these borrowing resources, coupled with favorable results of operations, will allow the Company to meet its obligations in the coming year.

OUTLOOK  FOR  2005

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

The Company opened CBM operations at a new location in Kentucky during the fourth quarter of 2004. In the first quarter of 2005, the Company purchased the operations of a hospital-based program in northern California and expanded it from one base to two. CBM flight volume at all other locations during 2005 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based  Model

In the fourth quarter of 2004, the Company expanded two existing contracts in Colorado and North Carolina to additional satellite bases. The Company expects similar expansions to satellite locations under four other existing contracts during the second quarter of 2005. Twelve hospital contracts are due for renewal in 2005. One was renewed for a 5-year term during the first quarter of 2005, and renewals on the remaining eleven contracts are still pending. The Company expects 2005 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of December 31, 2004, the Company was continuing the production of 13 HH-60L units and 19 MEV units for the U.S. Army, a multi-mission interior for the Los Angeles County Fire Department, and two modular medical interiors for a commercial customer. Remaining revenue for all contracts in process as of December 31, 2004, is estimated at $2.1 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 15 HH-60L units under the program, in addition to the 13 currently under contract. The U.S. Army has also forecasted a requirement for a total of 119 MEV units over 4 years; the Company has previously delivered 63 units, in addition to the 19 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All  Segments

In the last six months of 2004 the Company implemented new finance and accounting and new dispatch software and expects to implement new software for several other major information technology systems in 2005. The majority of the cost of new systems is expected to be financed through capital and operating lease agreements.

During the first quarter of 2005, the Company reached an agreement to amend to its senior revolving credit facility. The amendment extends the maturity of the revolving credit facility to April 2010 and includes a $20 million term loan, the proceeds of which will be used to retire the Company's 12% subordinated debt. The terms and conditions of the senior revolving credit facility remain relatively unchanged under the amendment. The term loan will be payable through April 2010 and will bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or (ii) a rate equal to LIBOR plus an applicable margin ranging from 2.75% to 3.75%. Payments will consist of interest only during the first year with the principal payable as follows: $6 million in each of years 2 and 3, $2 million in each of years 4 and 5, and $4 million at maturity. The Company expects to write off approximately $2.0 million in debt origination costs and note discount related to the subordinated debt and to pay a prepayment penalty of approximately $1.4 million. While there are certain conditions that must be met in order to finalize the amendment, the Company expects to meet those conditions either late in the first quarter or early in the second quarter of 2005. Closing costs associated with the amendment are estimated to be $300,000.

There can be no assurance that the Company will continue to maintain flight volume or current collection rates on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division.


RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2005" and those described below.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 35% of the Company's total operating expenses also vary with number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

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

     - Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $104.8 million of indebtedness, of which approximately $84.5 million was outstanding at December 31, 2004. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

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

     - Employee unionization - In September 2003, the Company's pilots voted to be represented by a collective bargaining unit, the Office and Professional Employees International Union. Negotiations on a collective bargaining agreement have continued since early 2004, and a mediator was appointed in the fourth quarter of 2004 to assist with resolving differences between the parties. Other employee groups may also elect to be represented by unions in the future. Although the Company believes that current salary and benefits arrangements are competitive with others within the industry, the impact of a collective bargaining agreement on the cost of operations has not yet been determined.

     - Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations. In January 2005 the Company experienced two fatal accidents which are under investigation by the National Transportation Safety Board. The outcome of these investigations and the potential impact on the Company's operations cannot yet be ascertained.

     - Compliance with corporate governance and public disclosure regulations - New laws, regulations, and standards relating to corporate governance and public disclosure-including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ National Market rules-are subject to varying interpretations in many cases due to lack of specificity. Their application may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company's efforts to maintain high standards of corporate governance and public disclosure in compliance with evolving laws and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. In particular, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires the Company to include management and auditor reports on internal controls as part of its annual report, has required commitment of significant financial and managerial resources. In addition, board members, the chief executive officer, and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, the Company may have difficulty attracting and retaining qualified board members and executive officers. If efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, the Company's reputation may be harmed.

     - Internal controls - The Company is required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of its annual report. Management concluded that internal control over financial reporting was effective at December 31, 2004, and the Company's independent auditors attested to that conclusion. There can be no assurance that material weaknesses in internal controls over financial reporting will not be discovered in the future or that the Company and its independent auditors will be able to conclude that internal control over financial reporting is effective in the future. Although it is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on the Company, it may subject the Company to regulatory scrutiny and result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of the Company's financial reports.

     - Competition - HBM operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. In addition to the national and regional providers, CBM operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The Company's competition in the aircraft interior design and manufacturing industry comes primarily from three companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. There can be no assurance that the Company will be able to continue to compete successfully for new or renewing contracts in the future.

     - Fuel costs - Fuel accounted for 2.2% of total operating expenses for the year ended December 31, 2004. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil has been at an all-time high. The Company cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on the Company's cost of operations and profitability. Generally, the Company's HBM customers pay for all fuel consumed in medical flights. However, the Company's ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers.

     - Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 33% of any increases in hull and liability insurance may be passed through to the Company's HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's operating results and relationship with such hospitals.

     - Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of December 31, 2004, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 10.1% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

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

     - Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell and AEC, because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's monthly and hourly flight fees billed to its HBM customers may be limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to the Company's HBM customers.

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

Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid). Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related flight revenue for the year ended December 31, 2004, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $2,599,000 in flight revenue.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on related net flight revenue for the year ended December 31, 2004, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,777,000 in bad debt expense.

Deferred  Income  Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period increases income tax expense. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

NEW  ACCOUNTING  STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and is effective for interim or annual periods beginning after June 15, 2005. Statement 123R provides for either a modified prospective or modified retrospective transition method for adopting the statement. The Company has not yet determined which transition method it will apply nor the impact of adopting Statement 123R on its financial position or results of operations.

In December 2004, the FASB issued FASB Statement No. 153 (Statement 153), Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29. Statement 153 eliminates certain exceptions provided for by APB Opinion No. 29 and instead requires that an exchange of nonmonetary assets be accounted for at fair value, including recognition of gain or loss, if the exchange has commercial substance and the fair value is determinable within reasonable limits. The statement sets forth the criteria to be considered in determining whether the exchange has commercial substance. Statement 153 is effective for exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement 153 to have a material impact on its financial position or results of operations.

ITEM  7A. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $14,719,000 outstanding against the line of credit and $2,127,000 in notes payable. Based on the amounts outstanding at December 31, 2004, the annual impact of a 1% change in interest rates would be approximately $168,000. Interest rates on these instruments approximate current market rates as of December 31, 2004.

Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of December 31, 2004, the Company was party to one interest rate swap agreement. The swap agreement provides that the Company will pay a 3.62% fixed interest rate on $990,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See  Consolidated  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2004, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no significant changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM  9B.     OTHER  INFORMATION

None.

                                    PART III

ITEM  10.          DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Summary information concerning the Company's directors and executive officers is set forth below:

                                                                                      CLASS/YEAR

                                                                                        TERM AS
                                                                                       DIRECTOR
NAME                           Age                      Position                      EXPIRES(1)
----                           ---                      --------                      ----------

George W. Belsey                65  Chairman of the Board                             I/2007
Ralph J. Bernstein              47  Director                                          III/2006
Samuel H. Gray                  67  Director                                          II/2005
C. David Kikumoto               55  Director                                          I/2007
MG Carl H. McNair, Jr. (Ret.)   70  Director                                          I/2007
Lowell D. Miller, Ph.D.         71  Director                                          III/2006
Morad Tahbaz                    49  Director                                          II/2005
Paul H. Tate                    54  Director                                          III/2006
Aaron D. Todd                   43  Director and Chief Executive Officer              II/2005
David L. Dolstein               56  Senior Vice President, Community Based Services   N/A
Neil M. Hughes                  46  Senior Vice President, Air Medical Services       N/A
Trent J. Carman                 44  Chief Financial Officer, Secretary and Treasurer  N/A
Sharon J. Keck                  38  Chief Accounting Officer and Controller           N/A

__________________

(1) Refers to the calendar year in which the annual meeting of stockholders is contemplated to be held and at which the term of the pertinent director class shall expire.

MR. GEORGE W. BELSEY has served as Chairman of the Board of Directors since April 1994, having been appointed a director in December 1992. Mr. Belsey was appointed Chief Executive Officer of the Company effective June 1, 1994, and served in that capacity until July 2003. Mr. Belsey previously served in executive and administrative positions at the American Hospital Association and at a number of hospitals. He received his Bachelor's Degree in Economics from DePauw University in Greencastle, Indiana, and holds a Master's Degree in Business Administration from George Washington University, Washington, D.C.

MR. RALPH J. BERNSTEIN became a director in February 1994. He is a co-founder and General Partner of Americas Partners, an investment firm. He holds a Bachelor of Arts Degree in Economics from the University of California at Davis. Mr. Bernstein currently serves on the board of Empire Resorts, Inc.

MR. SAMUEL H. GRAY became a director in March 1991. From 1989 to 2000, he was Chief Executive Officer of The Morris Consulting Group, Inc., a health care industry consulting firm, and since 2000 has been a Vice President of the Mattson Jack Group, Inc., also a health care consulting firm. In 1959 Mr. Gray received a Bachelor of Science Degree from the University of Florida.

MR. C. DAVID KIKUMOTO became a director in June 2004. Mr. Kikumoto is the founder and Chief Executive Officer of Denver Management Advisors. From 1999 to 2000, Mr. Kikumoto was President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada, and from 1987 to 1999, he served in several roles at Blue Cross and Blue Shield of Colorado, Nevada and New Mexico. He received his Bachelor of Science degree in accounting from the University of Utah, pursued graduate studies at the University of Utah, and graduated from the Executive Development Program at the University of Chicago.

MAJOR GENERAL CARL H. MCNAIR, JR. (RET.) was appointed to the board of directors in March 1996. In April 1999, General McNair retired from his position as Corporate Vice President and President, Enterprise Management, for DynCorp, a technical and professional services company headquartered in Reston, Virginia, where he was responsible for the company's core businesses in facility management, marine operations, test and evaluation, administration and security, and biotechnology and health services. He currently serves as Special Assistant, Government Relations and Legislative Affairs, to the Vice President of Corporate Communications and Marketing for the Computer Sciences Corporation, and as Chairman of the Board of Managers for DynPort Vaccine Co., L.L.C., a subsidiary of Computer Sciences Corporation. General McNair has a Bachelor of Science Degree in Engineering from the U.S. Military Academy at West Point, a Bachelor's Degree and Master's Degree in Aerospace Engineering from Georgia Institute of Technology, and a Master of Science Degree in Public Administration from Shippensburg University.


DR. LOWELL D. MILLER was named a director in June 1990. Since 1989, Dr. Miller has been involved with various scientific endeavors including a pharmaceutical consulting business. The University of Missouri awarded Dr. Miller a Bachelor of Science Degree in 1957 as well as a Master's Degree in Biochemistry in 1958 and a Biochemistry Doctorate Degree in 1960.

MR. MORAD TAHBAZ was elected to the board of directors in February 1994. He is president and a director of Empire Resorts, Inc. and is a co-founder and General Partner of Americas Partners, an investment firm. Mr. Tahbaz received his Bachelor's Degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master's Degree in Business Administration from Columbia University Graduate School of Business.

MR. PAUL H. TATE was elected to the board of directors in September 2003. Mr. Tate is the Chief Financial Officer and a Senior Vice President of Frontier Airlines. Prior to joining Frontier in October 2001, he was Executive Vice President and Chief Financial Officer for Colgan Air, Inc., a U.S. Airways Express carrier. Mr. Tate served as Senior Vice President-Finance and Chief Financial Officer of Atlantic Coast Airlines Holdings, Inc. from 1997 to 2000, and has served in financial officer positions with Midway Airlines and Reno Air, Inc. Mr. Tate, a certified public accountant, received his undergraduate degree in economics and his Master's Degree in Business Administration from Northwestern University in 1973 and 1975, respectively.

MR. AARON D. TODD became a director in June 2002 and Chief Executive Officer in July 2003. He joined the Company as Chief Financial Officer in July of 1995 and was appointed Secretary and Treasurer during that same year. He was appointed Chief Operating Officer in January 2002. Mr. Todd holds a Bachelor of Science Degree in Accounting from Brigham Young University.

MR. DAVID L. DOLSTEIN joined the Company with the July 1997 acquisition of Mercy Air Service, Inc. He serves as Senior Vice President, Community Based Services and as President of Mercy Air Service, a continuation of his responsibilities preceding the acquisition. Mr. Dolstein received a Bachelor of Science degree in 1974 from Central Missouri State University with postgraduate studies in industrial safety.

MR. NEIL M. HUGHES was named Senior Vice President of the Air Medical Services Division in January 2003 and Vice President in April 2000, and has served as Director of Operations since August 1998. Since 1992, Mr. Hughes has served the Company in several other positions including line pilot, area manager, training captain/check airman and operations manager. Prior to joining the Company, Mr. Hughes was a commercial pilot and for sixteen years served in a number of capacities in the Royal Navy. Mr. Hughes has a Bachelor's Degree in International Affairs and is a graduate of the Royal Naval College, Dartmouth, England.

MR. TRENT J. CARMAN joined the Company in April 2003 and is the Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Carman served as Chief Financial Officer of StorNet, Inc. from January 2000 until April 2003, and served in various capacities including Senior Vice President and Chief Financial Officer for United Artists Theatre Circuit, Inc., from June 1992 until January 2000. Mr. Carman received his Bachelor of Science Degree in Accounting from Utah State University and holds a Master's Degree in Business Administration-Finance from Indiana University.

MS. SHARON KECK joined the Company as Accounting Manager in October 1993 and was named Controller in July of 1995. She assumed the additional position of Chief Accounting Officer in January 2002. Ms. Keck holds a Bachelor of Science Degree in Accounting from Bob Jones University.

AUDIT  COMMITTEE

The Audit Committee currently consists of Messrs. McNair (Chairman), Kikumoto and Tate. The Board of Directors has determined that all members of the Audit Committee are "independent" within the meaning of the listing standards of the NASDAQ Stock Market, Inc. and the Securities and Exchange Commission rules governing audit committees. In addition, the Board of Directors has determined that Mr. Tate meets the SEC criteria of an "audit committee financial expert" as defined under the applicable SEC rules.

CODE  OF  ETHICS

The Company has adopted a Code of Ethics for directors, officers, and employees. This Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters. The Company will provide a copy of its Code of Ethics to any person without charge, upon written request to: Secretary, Air Methods Corporation, 7301 S. Peoria, Englewood, Colorado 80112.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

Based on its review of the copies of reports filed and upon written representations, the Company believes that during 2004, executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following:
- Form 4 related to one option exercise transaction for General Carl McNair. The Form 4 was sent for filing within the timeframe required; however, a notice of failure to transmit via EDGAR was received the following day and the Form 4 was successfully transmitted later that following day.
- Forms 4 related to option grants to Neil Hughes, Aaron Todd, Trent Carman, David Dolstein, and Sharon Keck. The late filing was due to an administrative delay between grant date and delivery of formal option grant agreements to the executive officers. For each officer, the filing related to a single option grant transaction.

ITEM  11.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION

The following table sets forth the cash compensation payable by the Company that was earned by the Chief Executive Officer and each of the other executive officers whose annual salary and bonus for 2004 exceeded $100,000 (the "Named Executive Officers") for the years 2002, 2003 and 2004.

                                                        ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                        -------------------       ----------------------
                                                                          OTHER
                                                                         ANNUAL      SECURITIES       ALL OTHER
                                                                BONUS     COMP       UNDERLYING     COMPENSATION
                                                                -----     ----                      ------------
NAME AND POSITION                           YEAR  SALARY ($)   ($)(1)      ($)      OPTIONS (#)        ($)(2)
-----------------                           ----  ----------   ------      ---      -----------        ------

Aaron D. Todd(3)                            2004     331,538   9,600(6)       --           150,000        14,606
  Chief Executive Officer                   2003     285,000        --        --            50,000        17,250
                                            2002     224,423   217,500        --           125,000        12,093

David L. Dolstein                           2004     216,538   6,300(6)       --           115,000        10,631
  Senior Vice President,                    2003     190,000        --        --            25,000        13,131
  Community Based                           2002     169,692   118,000        --            75,000        10,149
  Services

Neil M. Hughes                              2004     217,308   6,300(6)       --            90,000        11,906
  Senior Vice-President,                    2003     190,000        --        --                --        13,027
  Air Medical Services                      2002     169,500    99,000        --            50,000        10,500
  Division

Trent J. Carman(5)                          2004     212,500   6,200(6)       --            75,000        10,625
  Chief Financial Officer,                  2003     128,571        --        --            37,500         2,625
  Secretary and Treasurer  and Controller   2002          --        --        --                --            --

Sharon J. Keck                              2004     155,192   5,000(6)       --            60,000         7,881
  Chief Accounting Officer                  2003     135,000        --        --                --         8,117
  and Controller                            2002     109,615  50,000(4)       --            15,000         6,546

(1) Unless otherwise noted, bonus for 2002 consists of an incentive bonus payable under the Incentive Bonus Plan adopted in March 2002 and a discretionary bonus related to the acquisition and integration of Rocky Mountain Holdings. All 2002 bonuses were paid in 2003.
(2)  Consists of employer matching contributions under the Company's 401(k)
     Plan.
(3)  Mr.  Todd  was  appointed  Chief  Executive  Officer effective July 1,
     2003.
(4) Consists of a discretionary bonus related to the acquisition and integration of Rocky Mountain Holdings and 2002 fiscal performance.
(5)  Mr. Carman joined the Company in April 2003.
(6) Consists of a discretionary bonus related to management's performance in 2004. All 2004 bonuses were paid in 2005.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table provides certain summary information concerning stock option grants for the Named Executive Officers during 2004.

                                            % OF TOTAL
                   NUMBER OF SECURITIES  OPTIONS GRANTED                            GRANT DATE
                    UNDERLYING OPTIONS   TO EMPLOYEES IN   EXERCISE   EXPIRATION   PRESENT VALUE
NAME                     GRANTED           FISCAL YEAR       PRICE       DATE        PER SHARE
----                     -------           ------------      -----       ----        ---------
Aaron D. Todd                   125,000               22%  $    8.98    01/01/10  $       3.08(1)
                                 25,000                4%  $    8.98    01/01/09  $       2.24(2)

David L. Dolstein               100,000               18%  $    8.98    01/01/10  $       3.08(1)
                                 15,000                3%  $    8.98    01/01/09  $       2.24(2)

Neil Hughes                      75,000               13%  $    8.98    01/01/10  $       3.08(1)
                                 15,000                3%  $    8.98    01/01/09  $       2.24(2)

Trent J. Carman                  60,000               11%  $    8.98    01/01/10  $       3.08(1)
                                 15,000                3%  $    8.98    01/01/09  $       2.24(2)

Sharon Keck                      50,000                9%  $    8.98    01/01/10  $       3.08(1)
                                 10,000                2%  $    8.98    01/01/09  $       2.24(2)

(1) The present value is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 0%, expected volatility of 32%, risk-free interest rate of 3.4% and expected option life of 5 years.
(2) The present value is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 0%, expected volatility of 32%, risk-free interest rate of 2.5% and expected option life of 3 years.

AGGREGATED  OPTION  EXERCISES  AND  YEAR-END  OPTION  VALUES

The following table provides certain summary information concerning stock option exercises during 2004 by, and option values as of December 31, 2004 for, the Named Executive Officers.

                                                   NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY
                       SHARES                      OPTIONS AT FY-END (#)   OPTIONS AT FY-END ($)
                      ACQUIRED         VALUE           EXERCISABLE/            EXERCISABLE/
NAME               ON EXERCISE (#)  REALIZED ($)       UNEXERCISABLE         UNEXERCISABLE(1)
----               ---------------  ------------       -------------         ----------------

Aaron D. Todd                   --            --           75,000/175,000         104,333/52,167
David L. Dolstein           60,000       312,720           38,332/126,668          52,165/26,085
Neil M. Hughes               2,000        10,718           53,000/101,667         117,836/20,416
Trent J. Carman                 --            --            30,000/82,500           17,000/8,500
Sharon J. Keck                  --            --            13,334/61,666          24,500/12,250

(1) Amounts represent the fair market value of the underlying common stock at December 31, 2004 of $8.60 per share less the exercise price.

DIRECTOR  COMPENSATION

The Company has adopted compensation and incentive benefit plans to enhance its ability to continue to attract, retain and motivate qualified persons to serve as directors of the Company. Effective January 1, 2004, the payments to the Company's non-employee directors, except for Mr. Belsey, were as follows:

     -    Annual retainer of $12,000
     -    $1,000 per Board of Directors meeting
     - $600 per committee meeting for all committees except the Audit Committee - $1,000 per Audit Committee meeting (effective April 2004)
     -    Fee  per  committee  meeting  for  committee  chairman  as  follows:
          $4,000 for Audit Committee, $3,000 for Compensation/Stock Option Committee, $2,000 for Nominating and Governance Committee and $1,000 for Finance/Strategic Planning Committee

Each non-employee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to the Company's Equity Compensation Plan for Non-Employee Directors. The Company also reimburses its non-employee directors for their reasonable expenses incurred in attending Board of Directors and committee meetings. Board members who are also officers do not receive any separate compensation nor fees for attending Board of Directors or committee meetings.

A non-employee director is granted options for completion of each year of service, if the director has attended a minimum of 75% of all Board of Directors' and applicable committee meetings during that fiscal year. A year of service is defined as a fiscal year of the Company during which the non-employee director served on the Board of Directors for the entire fiscal year. On an annual basis after the date of the last Board meeting for the year, each qualified non-employee director receives a five-year option to purchase 10,000 shares, exercisable at the then-current fair market value of the Company's common stock. As of December 31, 2004, directors held options granted for director-related services to purchase a total of 145,000 shares of common stock.

The Company entered into an Executive Consulting Agreement with Mr. Belsey effective July 1, 2003 for an initial term of five years. Under the agreement, Mr. Belsey agreed to serve as Chairman of the Board of Directors, at the pleasure of the Board of Directors, through the completion of the Annual Meeting of Stockholders in 2004. Upon expiration of that term of service and his re-election to the Board of Directors, Mr. Belsey was reappointed as Chairman through the Annual Meeting of Stockholders in 2007. Mr. Belsey also agreed to serve as a consultant with those responsibilities designated to him by the Board of Directors, for a consulting fee of $750,000, payable in equal annual installments from July 1, 2003 through June 30, 2007. This fee is payable regardless of the amount of time Mr. Belsey spends performing his services as Chairman and consultant, and whether or not he becomes disabled or dies during such period. In addition, the Company has agreed to pay Mr. Belsey cash compensation of $50,000 on each of July 1, 2003, January 1, 2004, and January 1, 2005, which Mr. Belsey intends to contribute to a personal retirement fund. During the term of this agreement and for a period of 18 months following the termination of the agreement with the Company, Mr. Belsey may not engage in any business which competes with the Company anywhere in the United States.

In 2003 the Company purchased $50,000 life insurance policies for each nonemployee director who had served longer than one year, excluding Messrs. Belsey and McNair. A life insurance policy was purchased for Mr. Tate in 2004. The policies vest over two years, and, as of June 2004, participating directors, with the exception of Mr. Tate, were 50% vested. Effective December 22, 2003, an annuity policy was purchased on behalf of Mr. McNair in the amount of $50,000 in lieu of insurance policies purchased for other members of the Board of Directors.

EMPLOYMENT  AGREEMENTS

The Company entered into an Employment Agreement with Mr. Todd effective July 1, 2003 for an initial term of two years, subject to successive one-year extensions. The agreement provides for annual compensation which was $320,000 in 2004 and may be terminated by either party upon 90 days' written notice, or immediately by the Company for cause. In the event the Company terminates the agreement without cause, Mr. Todd is entitled to severance payments for 18 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During the term of employment and for 18 months following the termination of employment, Mr. Todd may not engage in any business which competes with the Company anywhere in the United States.

The Company entered into an Employment Agreement with each of Mr. Carman, Mr. Dolstein, Mr. Hughes, and Ms. Keck effective January 1, 2003, with the exception of Mr. Carman's agreement, which was effective April 28, 2003. Each agreement is for an initial term of one year starting on the effective date, and subject to successive one-year extensions. Each of the agreements was extended for an additional year in 2004. The agreements provide for annual compensation which was $205,000, $210,000, $210,000, and $150,000, respectively, for 2004. Each agreement may be terminated either by the Company or by the employee upon 90 days' written notice, or immediately by the Company for cause. In the event the Company terminates an agreement without cause, the employee is entitled to severance payments for 12 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During the term of employment and for 12 months following the termination of employment, the employee may not engage in any business which competes with the Company anywhere in the United States.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION


COMPENSATION/STOCK  OPTION  COMMITTEE

The Compensation/Stock Option Committee currently consists of Dr. Miller (Chairman) and Messrs. Bernstein and Gray. The Compensation/Stock Option Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation/Stock Option Committee are "independent" within the meaning of the NASDAQ Stock Market Inc.'s listing standards, except for Mr. Bernstein whom the Board of Directors has determined, based on exceptional and limited circumstances, should continue to serve on the Compensation/Stock Option Committee until the Company's 2005 annual meeting of stockholders.

COMPENSATION  COMMITTEE  REPORT

The Compensation/Stock Option Committee is responsible for recommending and administering the Company's guidelines governing employee compensation. The Compensation/Stock Option Committee evaluates the performance of management, recommends compensation policies and levels, and makes recommendations concerning salaries and incentive compensation.

Compensation  Philosophy.  The  Company's  executive  compensation  program  is
------------------------
designed to attract and retain executives capable of leading the Company to meet its business and development objectives and to motivate them to actions which will have the effect of increasing the long-term value of stockholder investment in the Company. The Compensation/Stock Option Committee considers a variety of factors, both qualitative and quantitative, in evaluating the Company's executive officers and making compensation decisions. These factors include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to the Company, and most important, the progress of the Company towards its long-term objectives. At this point in the Company's development, objectives against which executive performance is gauged include the addition and retention of aeromedical service contracts, growth of its independent services model and Products Division, and the securing of necessary capital and financing to fund business expansion. Annual compensation for the Company's executive officers for 2004 consisted of base salary, discretionary bonuses, and 401(k) match.

Compensation  of  the  Chief  Executive  Officer. Mr. Todd assumed the Office of
------------------------------------------------
Chief Executive Officer of the Company on July 1, 2003. Accordingly, the Compensation/Stock Option Committee acted to increase Mr. Todd's annual salary to $300,000 effective July 1, 2003, and subsequently increased Mr. Todd's annual salary to $320,000 effective January 1, 2004. In determining the compensation to be awarded to Mr. Todd for his services to the Company, the Committee considered salaries paid to chief executive officers at competitive companies.

Base  Salary.  The  base  salary for each executive officer, including the Chief
------------
Executive Officer, is established initially by the Committee pursuant to written employment agreements. Base salaries are reviewed annually by the Committee and adjusted based on the Committee's review of salaries paid to executives at competitive companies, the particular executive officer's performance and length of time in a certain position and the Company's financial condition and overall performance and profitability.

Incentive  Bonus. In order to provide additional incentive to executive officers
----------------
to achieve corporate objectives within operating divisions and the Company as a whole, the Compensation Committee adopted a plan in June 2004 which provided for payment of year-end bonuses. The dollar amount of those bonuses was stated as a percentage of base salary and was conditional to achievement of corporate objectives. Because the objectives were not met in 2004, no bonuses were awarded according to the terms of the plan. However, in the first quarter of 2005, the Committee approved discretionary bonuses, as provided for within the plan, to certain executive officers of the Company related to management's performance under difficult circumstances in 2004.

Section  162(m) Compliance. Under Section 162(m) of the Code, federal income tax
--------------------------
deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. The Compensation Committee intends to design the Company's compensation programs so that the total compensation paid to any employee will not exceed $1 million in any one year.

                                 By  the  Compensation/Stock  Option  Committee:

                                 Lowell  D.  Miller,  Ph.D.,  Chairman
                                 Ralph  J.  Bernstein
                                 Samuel  H.  Gray


STOCK  PERFORMANCE  GRAPH

The following graph compares the Company's cumulative total stockholder return for the period from December 31, 2000 through December 31, 2004, against the Standard & Poor's 500 Index (S&P 500) and "peer group" companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. Peer Group Index returns reflect the transfer of the value on that date of the initial $100 investment into a peer group consisting of all publicly traded companies in SIC Group 4522: "Non-scheduled Air Transport." The Company believes that this Peer Group is its most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in medical air or ground transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to those of the Company.

                       ANNUAL RETURN PERCENTAGE


                                   Years   Ending
                         -------------------------------------------
                         Dec-00   Dec-01   Dec-02   Dec-03   Dec-04
                         ===========================================
AIR METHODS CORPORATION   24.00%   60.77%   -8.49%   57.52%   -4.23%
S & P 500                 -9.11%  -11.88%  -22.10%   28.68%   10.88%
PEER GROUP                71.62%     .71%   13.31%    9.67%   23.29%

                         INDEXED RETURNS


                          Base           Years   Ending
                         Period
                                 --------------------------------------
                         Dec-99  Dec-00  Dec-01  Dec-02  Dec-03  Dec-04
                         =============================================-
AIR METHODS CORPORATION  100.00  124.00  199.36  182.43  287.36  275.20
S & P 500                100.00   90.89   80.09   62.39   80.29   89.02
PEER GROUP               100.00  171.62  172.83  195.82  214.76  264.78

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *


                               [GRAPHIC  OMITED]



                               [GRAPHIC  OMITED]


    * $ 100 invested on 12/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.


PEER  GROUP  COMPANIES  (SIC  =  4522)
  Air  Methods  Corporation
  Airnet  Systems  Income
  Atlas  Air  Worldwide  Holdings,  Inc.
  Elite  Flight  Solutions,  Inc.
  Offshore  Logistics,  Inc.
  Petroleum  Helicopters,  Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY  COMPENSATION  PLANS

The following equity compensation plans have been previously approved by the Company's shareholders:
     - 1995 Employee Stock Option Plan - provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses to employees as well as third party consultants and directors.
     - Nonemployee Director Stock Option Plan - provides for the granting of nonqualified stock options to nonemployee directors of the Company upon the completion of each full year of service.
     - Equity Compensation Plan for Nonemployee Directors - provides for the issuance of shares of common stock to nonemployee directors, at their election, in lieu of cash as payment for their director services.

Information regarding the securities under all of these plans was as follows as of December 31, 2004:

                                                                                                Number of securities
                                                                                               remaining available for
                              Number of securities to be                                    future issuance under equity
                                issued upon exercise of       Weighted-average exercise          compensation plans
                                 outstanding options,       price of outstanding options,       (excluding securities
Plan Category                    warrants, and rights           warrants, and rights          reflected in column (a))
                                          (a)                            (b)                             (c)
-------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders                    1,035,814  $                          8.03                        200,607

Equity compensation plans
not approved by security
holders                                                --                              N/A                             --
                              -------------------------------------------------------------------------------------------
Total                                           1,035,814  $                          8.03                        200,607
                              ===========================================================================================

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of January 28, 2005, the beneficial ownership of the Company's outstanding Common Stock: (i) by each person who owns (or is known by the Company to own beneficially) more than 5% of the Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers as a group.

                                                                  Number      Percentage of
Name and Address                                                of Shares      Common Stock
----------------                                                ---------      ------------
George W. Belsey                                                   80,686(1)              *
7301 South Peoria
Englewood, CO  80112

Ralph J. Bernstein                                                993,177(2)           8.64%
77 E. 77th St.
New York, NY  10021

Trent J. Carman                                                    35,000(3)              *
7301 South Peoria
Englewood, CO  80112

David L. Dolstein                                                  91,940(4)              *
1670 Miro Way
Rialto, CA 92376

Samuel H. Gray                                                     15,000(5)              *
95 Madison Avenue
Morristown, NJ  07960

Neil M. Hughes                                                     75,665(6)              *
7301 South Peoria
Englewood, CO  80112

Sharon J. Keck                                                     22,061(7)              *
7301 South Peoria
Englewood, CO  80112

David Kikumoto                                                      3,000(8)              *
6312 South Fiddler's Green Circle
Suite 200 East
Greenwood Village, CO 80111

MG Carl H. McNair, Jr. (Ret.)                                      55,637(9)              *
11710 Plaza America Drive
Reston, VA  20190-6010

Lowell D. Miller, Ph.D.                                           60,000(10)              *
16940 Stonehaven
Belton, MO  64012

Morad Tahbaz                                                     175,183(11)           1.52%
77 E. 77th St.
New York, NY  10021




Paul H. Tate                                                       5,000(12)              *
7001 Tower Road
Denver, CO  80249

Aaron D. Todd                                                    112,508(13)              *
7301 South Peoria
Englewood, CO  80112

All Directors and Executive Officers as a group (13 persons)  1,624,857 (14)          14.13%

Acquisitor Holdings (Bermuda) Ltd.
Clarendon House
2 Church Street
Hamilton HM 11, Bermuda                                        1,094,000(15)           9.52%

FMR Corp.
82 Devonshire Street
Boston, MA 02109                                                 940,251(16)           8.18%

Dimensional Fund Advisors
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                                           680,621(17)           5.92%


___________________

*    Less  than one percent (1%) of Common Stock outstanding on January 28,
     2005.

(1)  Consists  of  80,686  shares  directly  owned  by  George  and Phyllis
     Belsey.

(2) Consists of (i) 30,000 shares subject to stock options exercisable within 60 days, (ii) 802,677 shares directly owned, (iii) 60,500 shares owned by Yasmeen Bernstein, Mr. Bernstein's spouse, and (iv) 100,000 shares subject to currently exercisable warrants held by Americas Partners, of which Mr. Bernstein is a general partner.

(3) Consists of 35,000 shares subject to stock options exercisable within 60 days.

(4) Consists of (i) 51,666 shares subject to stock options exercisable within 60 days, (ii) 40,000 shares directly owned; and (iii) 274 shares directly owned by David and Kathi Dolstein.

(5) Consists of (i) 15,000 shares subject to stock options exercisable within 60 days.

(6) Consists of (i) 998 shares directly owned, and (ii) 74,667 shares subject to stock options exercisable within 60 days.

(7) Consists of (i) 21,667 shares subject to stock options exercisable within 60 days, and (ii) 394 shares directly owned.

(8)  Consists of 3,000 shares directly owned.

(9) Consists of (i) 5,637 shares directly owned; (ii) 20,000 shares jointly owned with spouse, Jo Ann McNair; and (iii) 30,000 shares subject to stock options exercisable within 60 days.

(10) Consists of (i) 50,000 shares owned directly, and (ii) 10,000 shares subject to stock options exercisable within 60 days.

(11) Consists of (i) 25,000 shares subject to stock options exercisable within 60 days, (ii) 50,183 shares directly owned, and (iii) 100,000 shares subject to currently exercisable warrants held by Americas Partners, of which Mr. Tahbaz is a managing director.

(12) Consists of 5,000 shares subject to stock options exercisable within 60 days.

(13) Consists of (i) 10,240 shares directly owned, (ii) 2,267 shares beneficially owned by Mr. Todd in the Company's 401(k) plan; and (iii) 100,001 shares subject to stock options exercisable within 60 days.

(14) Includes (i) 398,001 shares subject to stock options exercisable within 60 days and (ii) 100,000 shares subject to currently exercisable warrants.

(15) Based solely on Form 4 filed by the beneficial owner with the Securities and Exchange Commission on December 29, 2004.

(16) Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on February 14, 2005.

(17) Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on February 9, 2005.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

KPMG LLP, independent registered public accounting firm, audited the consolidated financial statements of the Company for the years ended December 31, 2004 and 2003. In addition to retaining KPMG LLP to audit the consolidated financial statements for the year ended December 31, 2004, the Company and its subsidiaries retained KPMG LLP to provide other services. The aggregate fees incurred by the Company for audit, audit-related, tax and other services provided by KPMG LLP during the years ended December 31, 2004 and 2003, were as follows:

                      2004      2003
                    ------------------
Audit fees          $ 620,220  216,500
Audit-related fees     10,000   13,000
Tax fees               80,325   90,070
All other fees            --        --
                    ------------------
Total               $ 710,545  319,570
                    ==================

Audit fees include fees for the audit of the annual consolidated financial statements, review of unaudited consolidated financial statements included in quarterly reports on Form 10-Q, the audit of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, review of Securities and Exchange Commission filings, consents, registration statements, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of financial statements. These services include the audits of employee benefit plans and other services not directly impacting the audit of the annual financial statements and related services.

Tax fees include tax services related to the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns. All other fees include fees for services not considered audit or tax services. KPMG LLP performed no such services during 2004 or 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services performed by the Company's independent certified public accountants during the fiscal year ended December 31, 2004, were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

The Audit Committee's pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. In addition, audit services not covered by the annual engagement letter, audit-related services and tax services require the specific pre-approval by the Audit Committee prior to engagement. In addition, services to be provided by the independent certified public accountants that are not within the category of pre-approved services must be pre-approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at the meeting of the Audit Committee following the decision. The Audit Committee is not permitted to delegate to management its responsibilities to pre-approve services to be performed by the Company's independent certified public accountants.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

          1.   Financial Statements included in Item 8 of this report:

               Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets, December 31, 2004 and 2003 Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003, and 2002
               Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
               Notes to Consolidated Financial Statements

          2. Financial Statement Schedules included in Item 8 of this report:

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002

               All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

          3.   Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBITS
-------                           -----------------------
2.1      Membership Interest Purchase Agreement, dated June 6, 2002, among Air Methods
         Corporation; Rocky Mountain Holdings, LLC; Rocky Mountain Holdings, Inc.; and
         AMC Helicopters, Inc. (8)

3.1      Certificate of Incorporation (1)

3.2      Amendments to Certificate of Incorporation (2)

3.3      By-Laws as Amended (11)

4.1      Specimen Stock Certificate (2)

4.2      Common Stock Purchase Warrant, dated October 16, 2002, between Air Methods
         Corporation and Prudential Capital Partners Management Fund, L.P. (8)

4.3      Common Stock Purchase Warrant, dated October 16, 2002, between Air Methods
         Corporation and Prudential Capital Partners, L.P. (8)

4.4      Form of Common Stock Purchase Agreement, dated November 26, 2003 (9)

10.1     1995 Air Methods Corporation Employee Stock Option Plan (4)

10.2     Amendment to 1995 Air Methods Corporation Employee Stock Option Plan (6)

10.3     Nonemployee Director Stock Option Plan, as amended (5)


10.4     Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993 (3)

10.5     Employment Agreement between the Company and Aaron D. Todd, dated July 1,
         2003 (7)

10.6     Employment Agreement between the Company and David L. Dolstein, dated January 1,
         2003 (7)

10.7     Employment Agreement between the Company and Neil M. Hughes, dated January 1,
         2003 (7)

10.8     Consulting Agreement between the Company and George W. Belsey, dated April 15,
         2003 (7)

10.9     Employment Agreement between the Company and Trent J. Carman, dated April 28,
         2003 (7)

10.10    Employment Agreement between the Company and Sharon J. Keck, dated January 1,
         2003 (7)

10.11    Revolving Credit and Security Agreement, dated October 16, 2002, among Air
         Methods Corporation; Rocky Mountain Holdings, LLC; Mercy Air Service, Inc.;
         ARCH Air Medical Service, Inc.; and PNC Bank N.A. (8)

10.12    Securities Purchase Agreement, dated October 16, 2002, between Air Methods
         Corporation; Rocky Mountain Holdings, LLC; Mercy Air
         Service, Inc.; ARCH Air Medical Service, Inc.; Prudential Capital
         Partners, L.P.; and Prudential Capital Partners Management Fund, L.P. (8)

10.13    Fourth Amendment/Waiver dated November 12, 2003, to Securities Purchase
         Agreement dated October 16, 2002, between Air Methods Corporation; Rocky
         Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air Medical Service, Inc.;
         and Prudential Capital Partners, L.P. and Prudential Capital Partners Management
         Fund, L.P7

10.14    Stockholders' Agreement by and between Air Methods Corporation, Prudential
         Capital Partners, L.P.; and Prudential Capital Partners Management Fund, L.P. (8)

10.15    Senior Subordinated Note, dated October 16, 2002, between Air Methods
         Corporation; Rocky Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air
         Medical Service, Inc.; and Prudential Capital Partners, L.P. (8)

10.16    Senior Subordinated Note, dated October 16, 2002, between Air Methods
         Corporation; Rocky Mountain Holdings, LLC; Mercy Air Service, Inc.; ARCH Air
         Medical Service, Inc.; and Prudential Capital Partners Management Fund, L.P. (8)

18.1     Letter from KPMG LLP regarding Change in Accounting Principle10

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

     None

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

9 Filed as an exhibit to the Company's Current Report on Form 8-K dated December 3, 2003, and incorporated herein by reference.

10 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference.

11 Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AIR METHODS CORPORATION


Date:     March 16, 2005                 By: /s/Aaron D. Todd
          -------------                     ------------------------------------
                                            Aaron D. Todd
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd        Chief Executive Officer   March 16, 2005
-----------------------
Aaron D. Todd

/s/ Trent J. Carman      Chief Financial Officer   March 16, 2005
-----------------------  Secretary and Treasurer
Trent J. Carman

/s/ Sharon J. Keck       Chief Accounting Officer  March 16, 2005
-----------------------
Sharon J. Keck

/s/ George W. Belsey     Chairman of the Board     March 16, 2005
-----------------------
George W. Belsey

/s/ Ralph J. Bernstein   Director                  March 16, 2005
-----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray       Director                  March 16, 2005
-----------------------
Samuel H. Gray

/s/ David Kikumoto       Director                  March 16, 2005
-----------------------
David Kikumoto

/s/ Carl H. McNair, Jr.  Director                  March 16, 2005
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller     Director                  March 16, 2005
-----------------------
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz         Director                  March 16, 2005
-----------------------
Morad Tahbaz

/s/ Paul H. Tate         Director                  March 16, 2005
-----------------------
Paul H. Tate

AIR METHODS CORPORATION
AND SUBSIDIARIES



                   TABLE OF CONTENTS

------------------------------------------------------------

Independent Registered Public Accounting Firm's Reports  F-1

Consolidated Financial Statements
---------------------------------

CONSOLIDATED BALANCE SHEETS,
December 31, 2004 and 2003 . . . . . . . . . . . . . .   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS,
Years Ended December 31, 2004, 2003, and 2002. . . . .   F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
Years Ended December 31, 2004, 2003, and 2002 . . . .    F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS,
Years Ended December 31, 2004, 2003, and 2002 . . . .    F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
December 31, 2004 and 2003. . . . . . . . . . . . . .   F-11

Schedules
---------

II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003, and 2002 . . . .   F-34


All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Air Methods Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                            /s/ KPMG LLP



Denver, Colorado
March 15, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors
Air Methods Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that Air Methods Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Air Methods Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2004.

                                            /s/ KPMG LLP

Denver, Colorado
March 15, 2005

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------


                                                                          2004       2003
                                                                        ---------  --------
ASSETS
------

Current assets:
  Cash and cash equivalents                                             $  2,603     5,574
  Current installments of notes receivable                                    61        58
  Receivables:
    Trade (note 5)                                                        89,218    91,509
    Less allowance for doubtful accounts                                 (26,040)  (30,301)
                                                                        ---------  --------
                                                                          63,178    61,208

    Other                                                                  4,520     3,420
                                                                        ---------  --------
                                                                          67,698    64,628


  Inventories (note 5)                                                     8,667     9,143
  Work-in-process on medical interior and products contracts                 645       145
  Assets held for sale (note 5)                                            5,705       431
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (note 4)                                      2,938     2,249
  Deferred tax asset (note 9)                                                 --       105
  Prepaid expenses and other current assets                                2,686     1,653
                                                                        ---------  --------
      Total current assets                                                91,003    83,986
                                                                        ---------  --------

Property and equipment (notes 5 and 6):
  Land                                                                       190       190
  Flight and ground support equipment                                    137,742   149,568
  Buildings and office equipment                                          11,805    10,436
                                                                        ---------  --------
                                                                         149,737   160,194
  Less accumulated depreciation and amortization                         (52,985)  (47,117)
                                                                        ---------  --------

    Net property and equipment                                            96,752   113,077

Goodwill (note 2)                                                          6,485     6,485
Notes and other receivables, less current installments                       572     1,426

Other assets, net of accumulated amortization of $2,108 and $1,347 at
  December 31, 2004 and 2003, respectively                                 9,911    10,675
                                                                        ---------  --------

      Total assets                                                      $204,723   215,649
                                                                        =========  ========


                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------


                                                                                  2004      2003
                                                                                --------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable (note 5)                                                        $  5,105       --
  Current installments of long-term debt (note 5)                                  6,041    6,110
  Current installments of obligations under capital leases (note 6)                  410    2,886
  Accounts payable                                                                 7,193    6,097
  Accrued overhaul and parts replacement costs                                        --    7,702
  Deferred revenue                                                                 3,883    2,898
  Billings in excess of costs and estimated earnings on uncompleted contracts
    (note 4)                                                                         309      174
  Accrued wages and compensated absences                                           3,668    6,015
  Deferred income taxes (note 9)                                                   4,387       --
  Due to third party payers                                                        2,867    1,642
  Other accrued liabilities                                                        8,291    6,780
                                                                                --------  --------

      Total current liabilities                                                   42,154   40,304

Long-term debt, less current installments (note 5)                                72,693   76,680
Obligations under capital leases, less current installments (note 6)                 249      251
Accrued overhaul and parts replacement costs                                          --   26,107
Deferred income taxes (note 9)                                                     8,284    5,151
Other liabilities                                                                  8,264    6,468
                                                                                --------  --------

      Total liabilities                                                          131,644  154,961
                                                                                --------  --------

Stockholders' equity (note 7):
  Preferred stock, $1 par value. Authorized 5,000,000 shares,
    none issued                                                                       --       --
  Common stock, $.06 par value. Authorized 16,000,000 shares; issued
    10,997,380 and 10,817,594 shares at December 31, 2004 and 2003,
    respectively                                                                     660      649
  Additional paid-in capital                                                      64,955   64,413
  Retained earnings (accumulated deficit)                                          7,464   (4,374)
  Treasury stock at par, 4,040 shares at December 31, 2004                            --       --
                                                                                --------  --------

      Total stockholders' equity                                                  73,079   60,688
                                                                                --------  --------

Commitments and contingencies (notes 5, 6, 10, and 12)

      Total liabilities and stockholders' equity                                $204,723  215,649
                                                                                ========  ========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------


                                                                          Year Ended December 31
                                                                          ----------------------
                                                                         2004       2003      2002
                                                                      ----------  --------  --------
Revenue:
  Flight revenue (note 8)                                             $ 265,697   234,687   123,534
  Sales of medical interiors and products                                 7,300     6,803     5,796
  Parts and maintenance sales and services                                  106       942     1,338
  Gain on disposition of assets, net                                         --        23        --
                                                                      ----------  --------  --------
                                                                        273,103   242,455   130,668
                                                                      ----------  --------  --------
Operating expenses:
  Flight centers                                                        100,460    87,151    42,958
  Aircraft operations                                                    59,916    56,776    29,771
  Aircraft rental (note 6)                                               15,073    11,843     6,175
  Cost of medical interiors and products sold                             2,714     4,766     4,280
  Cost of parts and maintenance sales and services                          120       978     1,279
  Depreciation and amortization                                          10,983    11,309     6,695
  Bad debt expense                                                       42,892    32,519    15,586
  Loss on disposition of assets, net                                        242        --        27
  General and administrative                                             28,641    21,550    12,744
                                                                      ----------  --------  --------
                                                                        261,041   226,892   119,515
                                                                      ----------  --------  --------

    Operating income                                                     12,062    15,563    11,153


Other income (expense):
  Interest expense                                                       (7,856)   (8,252)   (3,048)
  Interest and dividend income                                               18       143        31
  Loss on extinguishment of debt                                             --        --      (101)
  Other, net                                                              1,140       912       424
                                                                      ----------  --------  --------

Income before income taxes                                                5,364     8,366     8,459

Income tax expense (note 9)                                              (2,121)   (3,263)   (3,299)
                                                                      ----------  --------  --------

Income before cumulative effect of change in accounting principle         3,243     5,103     5,160

Cumulative effect of change in method of accounting for maintenance
  costs, net of income taxes  (note 3)                                    8,595        --        --
                                                                      ----------  --------  --------

    Net income                                                        $  11,838     5,103     5,160
                                                                      ==========  -=======  ========


                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------


                                                                          Year Ended December 31
                                                                          ----------------------
                                                                        2004         2003        2002
                                                                     -----------  -----------  ---------
Basic income per common share (note 7):
  Income before cumulative effect of change in accounting principle  $       .30          .53        .56
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                                   .79           --         --
                                                                     -----------  -----------  ---------
  Net income                                                         $      1.09          .53        .56
                                                                     ===========  ===========  =========

Diluted income per common share (note 7):
  Income before cumulative effect of change in accounting principle  $       .29          .51        .54
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                                   .76           --         --
                                                                     -----------  -----------  ---------
  Net income                                                         $      1.05          .51        .54
                                                                     ===========  ===========  =========

Pro forma results, assuming change in method of accounting for maintenance costs was applied retroactively (note 3):
  Net income                                                                      $     8,676      7,908
                                                                                  ===========  =========
  Basic income per common share                                                   $       .90        .86
                                                                                  ===========  =========
  Diluted income per common share                                                 $       .86        .83
                                                                                  ===========  =========

Weighted average number of common shares outstanding - basic          10,894,863    9,665,278  9,184,421
                                                                     ===========  ===========  =========

Weighted average number of common shares outstanding - diluted        11,314,827   10,052,989  9,478,502
                                                                     ===========  ===========  =========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------------


                                                                                                     Retained       Total
                                                                                      Additional     Earnings      Stock-
                                               Common Stock        Treasury Stock      Paid-in    (Accumulated   holders'
                                               ------------        --------------
                                            Shares      Amount    Shares     Amount     Capital      Deficit)      Equity
                                          -----------  --------  ---------  --------  -----------  -------------  ---------
BALANCES AT JANUARY 1, 2002                8,619,026   $   517     37,005   $    (2)      50,665        (14,637)    36,543

Issuance of common shares for options
  and warrants exercised and services
  rendered                                 1,041,752        62         --        --        5,580             --      5,642
Purchase of treasury shares                       --        --    150,794        (9)      (1,118)            --     (1,127)
Retirement of treasury shares               (172,099)      (10)  (172,099)       10           --             --         --
Net income                                        --        --         --        --           --          5,160      5,160
                                          ---------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2002              9,488,679       569     15,700        (1)      55,127         (9,477)    46,218

Issuance of common shares in private
  offering, net of syndication costs of
  $745 (note 7)                            1,200,000        72         --        --        8,783             --      8,855
Issuance of common shares for options
  exercised and services rendered            163,776        10         --        --          668             --        678
Purchase of treasury shares                       --        --     19,161        (1)        (165)            --       (166)
Retirement of treasury shares                (34,861)       (2)   (34,861)        2           --             --         --
Net income                                        --        --         --        --           --          5,103      5,103
                                          ---------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2003             10,817,594       649         --        --       64,413         (4,374)    60,688

Issuance of common shares for options
  and warrants exercised                     225,410        14         --        --          992             --      1,006
Purchase of treasury shares                       --        --     49,664        (3)        (450)            --       (453)
Retirement of treasury shares                (45,624)       (3)   (45,624)        3           --             --         --
Net income                                        --        --         --        --           --         11,838     11,838
                                          ---------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2004             10,997,380   $   660      4,040   $    --       64,955          7,464     73,079
                                          =================================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------


                                                                                              Year Ended December 31
                                                                                              ----------------------
                                                                                            2004       2003      2002
                                                                                         ------------------------------
Cash flows from operating activities:
  Net income                                                                             $  11,838     5,103     5,160
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                   10,983    11,309     6,695
    Bad debt expense                                                                        42,892    32,519    15,586
    Deferred income tax expense                                                              2,130     3,280     2,985
    Common stock options and warrants issued for services                                       --        75        40
    Loss on extinguishment of debt                                                              --        --       101
    Loss (gain) on disposition of assets                                                       242       (23)       27
    Cumulative effect of change in method of accounting for maintenance (note 3)            (8,595)       --        --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Increase in receivables                                                              (45,962)  (53,955)  (21,279)
      Decrease in inventories                                                                  476     1,592       206
      Decrease (increase) in prepaid expenses and other current assets                        (866)      708       437
      Decrease (increase) in work-in-process on medical interior and products
        contracts and costs in excess of billings                                           (1,189)   (1,521)      176
      Increase (decrease) in accounts payable and other accrued liabilities                  1,063        80    (2,023)
      Increase in accrued overhaul and parts replacement costs                                  --     4,546     2,222
      Increase in deferred revenue, billings in excess of costs, and other liabilities       2,369       690       987
                                                                                         ------------------------------

          Net cash provided by operating activities                                         15,381     4,403    11,320
                                                                                         ------------------------------


Cash flows from investing activities:
  Acquisition of net assets of Rocky Mountain Holdings, LLC (note 2)                            --        --   (32,127)
  Acquisition of property and equipment                                                    (15,080)   (7,996)   (5,017)
  Proceeds from disposition and sale of equipment and assets held for sale                   1,651       910       845
  Decrease (increase) in notes and other receivables and other assets, net                   1,536    (1,111)   (2,845)
                                                                                         ------------------------------

          Net cash used by investing activities                                            (11,893)   (8,197)  (39,144)
                                                                                         ------------------------------


                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)
------------------------------------------------------------------------------------


                                                          Year Ended December 31
                                                          ----------------------
                                                         2004       2003      2002
                                                      ------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock              $   1,006     9,458     3,131
  Payments for purchases of common stock                   (453)     (166)   (1,127)
  Net borrowings (payments) under lines of credit          (482)    2,647    12,554
  Proceeds from long-term debt                           10,484     8,235    30,670
  Payments of long-term debt                            (14,106)  (11,455)  (18,495)
  Payments of capital lease obligations                  (2,908)     (761)     (337)
                                                      ------------------------------

    Net cash provided (used) by financing activities     (6,459)    7,958    26,396
                                                      ------------------------------

    Increase (decrease) in cash and cash equivalents     (2,971)    4,164    (1,428)

Cash and cash equivalents at beginning of year            5,574     1,410     2,838
                                                      ------------------------------

Cash and cash equivalents at end of year              $   2,603     5,574     1,410
                                                      ==============================

Interest paid in cash during the year                 $   6,558     7,459     2,415
                                                      ==============================
Income taxes paid in cash during the year             $     216        46     1,035
                                                      ==============================

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

--------------------------------------------------------------------------------


Non-cash investing and financing activities:

As described in note 3, effective January 1, 2004, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Accordingly, the Company reversed its major overhaul accrual totaling $33,809 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719, with the balance reflected as the cumulative effect of change in accounting principle of $8,595 ($14,090, net of income taxes of $5,495).

In the year ended December 31, 2004, the Company settled a note payable totaling $288 by applying a purchase deposit against it. The Company also entered into a note payable of $336 to finance insurance policies and originated a capital lease obligation of $430 to finance the acquisition of equipment.

In the year ended December 31, 2004, the Company entered into notes payable of $5,105 to finance the purchase of aircraft which are held for sale as of December 31, 2004.

In the year ended December 31, 2004, the Company recorded a liability of $500 for the fee associated with the amendment to its subordinated debt agreement.

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

In the year ended December 31, 2003, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of Rocky Mountain Holdings, LLC (RMH), which increased goodwill by $2,194. See Note 2 for further detail on the adjustments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of aeromedical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. As described more fully in note 2, in October 2002, the Company acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH). RMH, Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. LifeNet was formerly known as ARCH Air Medical Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $3,733,000 and $377,000 at December 31, 2004 and 2003, respectively, consist of short-term money market funds.

     Inventories

     Inventories are comprised primarily of expendable aircraft parts which are recorded at the lower of cost (average cost) or market.

     Work-in-Process on Medical Interior and Products Contracts

     Work-in-process on medical interior and products contracts represents costs to manufacture and install medical equipment and modify aircraft for third parties. When the total cost to complete a project under a fixed fee contract can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

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

                                                           Estimated
           Description                       Lives      Residual value
           -----------                    ------------  ---------------
Buildings, including hangars                  40 years              10%
Helicopters, including medical equipment  8 - 25 years         10 - 25%
Ground support equipment and rotables     5 - 10 years          0 - 10%
Furniture and office equipment            3 - 10 years               0%

     Engine and Airframe Overhaul Costs

     The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities under the direct expense method. Under this method, commencing January 1, 2004, all maintenance costs are recognized as expense as costs are incurred. Prior to January 1, 2004, the Company accrued for major engine and airframe component overhaul costs based on usage of the aircraft component over the period between overhauls or replacements in advance of performing the maintenance services. See further discussion in Note 3.

     Goodwill

     The Company accounts for goodwill under Financial Accounting Standards Board (FASB) Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of existing goodwill during 2004.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2004, assets held for sale consisted of three aircraft, which the Company intends to sell within one year. Related debt is classified as short-term notes payable in the consolidated financial statements. One of the aircraft is no longer needed in the Company's operations and two are expected to be sold and leased back under operating leases. During the year ended December 31, 2004, the Company recognized a loss of $89,000 to reduce one of the aircraft to estimated fair value less selling costs.

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

                                              2004     2003    2002
                                            --------  ------  ------
Net income before cumulative effect of
change in accounting principle:
  As reported                               $ 3,243   5,103   5,160
  Less additional compensation expense,
    net of tax effect                          (492)   (319)   (736)
                                            ------------------------
  Pro forma                                 $ 2,750   4,784   4,424
                                            ========================
Net income:
  As reported                               $11,838   5,103   5,160
  Less additional compensation expense,
    net of tax effect                          (492)   (319)   (736)
                                            ------------------------
  Pro forma                                 $11,346   4,784   4,424
                                            ========================

Basic income per share before cumulative
effect of change in accounting principle:
  As reported                               $   .30     .53     .56
  Pro forma                                     .25     .49     .48

Basic net income per share:
  As reported                               $  1.09     .53     .56
  Pro forma                                    1.04     .49     .48

Diluted income per share before cumulative
effect of change in accounting principle:
  As reported                               $   .29     .51     .54
  Pro forma                                     .24     .49     .46

Diluted net income per share:
  As reported                               $  1.05     .51     .54
  Pro forma                                    1.01     .49     .46

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 0% for all years; expected volatility of 33%, 32%, and 57%; risk-free interest rates of 3.2%, 2.4%, and 1.8%; and expected lives of 5 years, 3 years, and 3 years. The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002, was $2.91, $2.03, and $2.64, respectively.

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

     Income Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
     Diluted earnings per share is computed by dividing net income by all outstanding and potentially dilutive common shares during the period.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     New Accounting Standards

     In  December  2004,  the  FASB  issued  FASB  Statement No. 123R (Statement
     123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and is effective for interim or annual periods beginning after June 15, 2005. Statement 123R provides for either a modified prospective or modified retrospective transition method for adopting the statement. The Company has not yet determined which transition method it will apply nor the impact of adopting Statement 123R on its financial position or results of operations.

     In  December  2004,  the  FASB  issued  FASB  Statement  No. 153 (Statement
     153), Exchange of Nonmonetary Assets - an amendment of APB Opinion No. 29. Statement 153 eliminates certain exceptions provided for by APB Opinion No. 29 and instead requires that an exchange of nonmonetary assets be accounted for at fair value, including recognition of gain or loss, if the exchange has commercial substance and the fair value is determinable within reasonable limits. The statement sets forth the criteria to be considered in determining whether the exchange has commercial substance. Statement 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement 153 to have a material impact on its financial position or results of operations.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the 2004 presentation, primarily to reclassify accrued overhaul and parts replacement costs related to aircraft owned by hospital customers and customer credit balances due to third party payers.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(2)  ACQUISITION OF SUBSIDIARY, CONTINUED

     The allocation of the purchase price was as follows (amounts in thousands):

                                     Preliminary                    Final
                                     Allocation                  Allocation
                                        2002       Adjustments      2003
                                    ----------------------------------------
Assets purchased:
  Aircraft                          $     44,250            --       44,250
  Equipment and other property             9,587          (342)       9,245
  Receivables, net of allowances          18,496         1,455       19,951
  Inventory                                8,852        (1,301)       7,551
  Goodwill                                 1,317         2,194        3,511
  Other                                    8,117           (86)       8,031
                                    ----------------------------------------
                                          90,619         1,920       92,539
Debt and other liabilities assumed       (53,845)       (1,920)     (55,765)
                                    ----------------------------------------
Purchase price                      $     36,774            --       36,774
                                    ========================================

     Adjustments to the preliminary purchase price allocation consisted primarily of revised estimates of the value of receivables and inventories, as well as increases in estimates for liabilities for severance and repair costs for aircraft parts that could not be reasonably estimated at December 31, 2002. At the time of acquisition, the Company segregated certain equipment and spare parts inventory whose airworthy status and usability within Company operations had not yet been determined and commenced an analysis to determine the valuation of these assets. The preliminary allocation of the purchase price included these assets at the book value assigned by RMH prior to the acquisition. During 2003, the Company completed its analysis of this equipment and spare parts inventory and determined that the assets had nominal realizable value. Neither the equipment nor the spare parts inventory included in this analysis was placed in service within the Company's operations. The purchase price allocation was adjusted accordingly to reflect the results of the Company's usability and valuation analysis.

     The results of RMH's operations have been included with those of the Company since October 16, 2002.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(3)  ACCOUNTING CHANGE

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

     In 2002, the impact of the major overhaul accrual relating to aircraft purchased in the RMH acquisition was considered a component of the valuation of the aircraft and did not affect the allocation of the purchase price to goodwill. Accordingly, the change in method to the direct expense method in 2004 resulted in a reduction in the asset value assigned to RMH aircraft. The amount of the cumulative effect of the change in accounting principle related to RMH aircraft was due exclusively to depreciation of the asset value or changes in the liability balances which had been expensed subsequent to the acquisition. Therefore, the majority of the cumulative effect of the change in accounting principle related to aircraft which were in the Company's fleet prior to the RMH acquisition.

(4)  COSTS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS

     As of December 31, 2004, the estimated period to complete contracts in process ranges from three to six months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                           2004      2003
                                                         ---------  -------
Costs incurred on uncompleted contracts                  $  8,949    5,386
Estimated contribution to earnings                          4,406    1,722
                                                         ---------  -------
                                                           13,355    7,108
Less billings to date                                     (10,726)  (5,033)
                                                         ---------  -------
Costs and estimated earnings in excess of billings, net  $  2,629    2,075
                                                         =========  =======

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable as of December 31, 2004, consist of two notes with an aircraft manufacturer for the purchase of two aircraft. The notes are non-interest-bearing and mature in the first quarter of 2005. The two aircraft collateralizing the notes are expected to be sold and leased back under operating leases and are classified in the consolidated financial statements as assets held for sale.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Long-term debt consists of the following at December 31 (amounts in thousands):

                                                                              2004     2003
                                                                            --------  -------
Subordinated notes payable with quarterly interest payments at 12.0% and
  all principal due in 2007, unsecured (net of discount of $1,140)          $21,860   21,337
Borrowings under revolving credit facility with monthly interest payments and all principal due in 2006. Weighted average interest rate at
  December 31, 2004, is 4.72%.                                               14,719   15,201
Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009,
  collateralized by aircraft.                                                 6,039    6,769
Notes payable with interest rates from 6.53% to 6.70%, due in monthly installments of principal and interest at various dates through 2009,
  collateralized by aircraft and other flight equipment                       2,085    2,788
Note payable, non-interest bearing, due in annual principal payments through 2007. Annual principal payment amounts are contingent upon
  transport volume for Community-Based Model operations in Nevada.            1,250    1,750
Notes payable with interest rates from 6.89% to 8.49%, due in monthly payments of principal and interest with all remaining principal due in
  2008, collateralized by aircraft                                           10,288   18,806
Notes payable with interest rates from 5.25% to 9.27%, due in monthly payments of principal and interest with all remaining principal due in
  2006, collateralized by aircraft                                            3,361    3,790
Notes payable with interest at 8.96%, due in monthly payments of principal and interest with all remaining principal due in 2007,
  collateralized by aircraft                                                  1,807    2,040
Notes payable with interest at LIBOR plus 2.50%, due in monthly payments of principal and interest with all remaining principal due in
  2008, collateralized by buildings. Weighted average rate at December
  31, 2004, is 5.55%.                                                         2,127    2,326
Note payable with interest rate at 5.60%, due in monthly installments of principal and interest with all remaining principal due in 2010,
  collateralized by aircraft                                                  6,537       --
Notes payable with interest rates from 5.08% to 5.95%, due in monthly installments of principal and interest at various dates through 2010,
  collateralized by aircraft                                                  8,311    5,744
Notes payable with interest rates from 8.16% to 9.55%. Paid in full in
  2004.                                                                          --    1,593
Other                                                                           350      646
                                                                            --------  -------
                                                                             78,734   82,790
Less current installments                                                    (6,041)  (6,110)
                                                                            --------  -------
                                                                            $72,693   76,680
                                                                            ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     As of December 31, 2004, the Company had $14,719,000 outstanding against a $35 million senior revolving credit facility with certain lenders. Available capacity on the facility was $19,073,000 as of December 31, 2004. Borrowings under the credit facility are secured by substantially all of the Company's non-aircraft assets, including accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures October 16, 2006, but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 1% if the termination occurs prior to October 16, 2005.

     Indebtedness under the credit facility bears interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus a margin ranging from 0 to 0.75% or (ii) a rate equal to LIBOR plus a margin ranging from 1.75% to 3.00%. The weighted average interest rate on the outstanding balance against the line as of December 31, 2004, was 4.72%.

     Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of the Company's assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any Company facility that has a material adverse effect; and a change of control in the Company.

     The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2004, the Company was in compliance with the covenants of the credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

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

     The securities purchase agreement entered into in connection with the notes contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make certain loans, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, sell or discount receivables, or sell assets. The purchase agreement also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the purchase agreement. As of December 31, 2004, the Company was in compliance with the covenants.

     Payment obligations under the subordinated notes accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the notes and related purchase agreement or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to file and keep effective a registration statement relating to the warrants issued to the Subordinated Lenders; and a change of control in the Company.

     Under an amendment to the agreement, the Company accrued an amendment fee of $500,000 in 2004 in exchange for the elimination of a financial covenant for the duration of the agreement. The fee is expected to be paid in the first quarter of 2005.

     Substantially all of the Company's property and equipment is pledged as collateral under the Company's various notes payable.

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
         2005                    $  6,041
         2006                      23,615
         2007                      29,106
         2008                      12,154
         2009                       5,440
         Thereafter                 2,378
                                 --------
                                 $ 78,734
                                 ========

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2004, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                  Capital   Operating
                                                  leases      leases
                                                 ---------------------
Year ending December 31:
  2005                                           $    454       18,232
  2006                                                246       17,450
  2007                                                 22       16,378
  2008                                                 --       15,301
  2009                                                 --       13,462
  Thereafter                                           --       31,826
                                                 ---------------------

Total minimum lease payments                          722   $  112,649
                                                            ==========

Less amounts representing interest                    (63)
                                                 ---------
Present value of minimum capital lease payments       659
Less current installments                            (410)
                                                 ---------
                                                 $    249
                                                 =========

     Rent expense relating to operating leases totaled $19,508,000, $15,424,000, and $8,670,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

     At December 31, 2004 and 2003, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $885,000 and $4,393,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(7)  STOCKHOLDERS' EQUITY

     (a)  PRIVATE PLACEMENT

          In December 2003, the Company issued 1.2 million shares of common stock at $8 per share in a private placement of shares. Proceeds, net of syndication and other costs, totaled $8,855,000.

     (b)  WARRANTS

          As of December 31, 2004, the following warrants to purchase the Company's common stock are outstanding:


Number of Warrants  Exercise Price per Share   Expiration Date
------------------  -------------------------  -----------------

       449,716      $                     .06   October 16, 2008
       100,000                           5.28   October 16, 2007
        25,000                           6.60   August 8, 2007
------------------
      574,716
==================

     (c)  STOCK OPTION PLANS

          The Company has a Stock Option Plan (the Plan) which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (NSO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. The Company also grants NSO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. However, option grants to certain officers and employees in 2004 included 460,000 options which had different vesting terms. These options vest after five years and expire six years from the date of grant.

          The Nonemployee Director Stock Option Plan authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Each nonemployee director completing one fiscal year of service receives a five-year option to purchase 10,000 shares, exercisable at the then current market value of the Company's common stock. All options under this plan are vested immediately upon issue.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 2004, 2003, and 2002:

                                              Weighted Average
                                    Shares     Exercise Price
                                    ------     --------------
Outstanding at January 1, 2002    1,219,585   $            3.11

Granted                             675,000                7.27
Canceled                           (346,796)               8.05
Exercised                          (881,752)               3.00

                                  ----------
Outstanding at December 31, 2002    666,037                4.91

Granted                             227,500                8.22
Canceled                            (73,759)               2.56
Exercised                          (163,776)               3.44

                                  ----------
Outstanding at December 31, 2003    656,002                6.19

Granted                             582,000                8.91
Canceled                             (1,778)               2.44
Exercised                          (200,410)               4.63

                                  ----------
Outstanding at December 31, 2004  1,035,814                8.03
                                  ==========

Options exercisable at:
  December 31, 2002                 321,438   $            3.56
  December 31, 2003                 414,335                5.77
  December 31, 2004                 410,204                7.02

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY, CONTINUED

          The following table summarizes information about stock options outstanding at December 31, 2004:


                                        Weighted-Average                                   Weighted-
                                     Remaining Contractual      Weighted-                   Average
Range of                                                         Average        Number      Exercise
Exercise Price   Number Outstanding       Life (Years)       Exercise Price   Exercisable    Price
---------------  ------------------  ----------------------  ---------------  -----------  ----------
3.35 to 4.31                 37,981                     1.1  $          3.71       37,982  $     3.71
5.60 to 7.92                335,833                     2.7             6.66      250,555        6.58
8.89 to 8.98                662,000                     4.7             8.97      121,667        8.97
                 ------------------                                           -----------
                          1,035,814                                               410,204
                 ==================                                           ===========

     (d)  NONEMPLOYEE DIRECTOR COMPENSATION PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2004, no shares have been issued under this plan.

     (e)  INCOME PER SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                             2004        2003       2002
                                             ----        ----       ----
Weighted average number of common shares
  outstanding - basic                     10,894,863   9,665,278  9,184,421
Dilutive effect of:
  Common stock options                        79,141      99,955    227,765
  Common stock warrants                      340,823     287,756     66,316
                                          ---------------------------------
Weighted average number of common shares
  outstanding - diluted                   11,314,827  10,052,989  9,478,502
                                          =================================

          Common stock options totaling 662,000, 252,500, and 45,000 were not included in the diluted income per share calculation for the years ended December 31, 2004, 2003, and 2002, respectively, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

 2005        $  54,759
 2006           38,290
 2007           24,078
 2008           14,601
 2009            8,514
 Thereafter      6,518
             ---------
             $ 146,760
             =========

(9)  INCOME TAXES

     Income tax benefit (expense), excluding amounts recorded as the cumulative effect of a change in accounting principle, consists of the following for the years ended December 31 (amounts in thousands):

                                          2004     2003     2002
                                        --------------------------
Current income tax benefit (expense):
  Federal                               $    --      (12)      --
  State                                       9       29     (314)
                                        --------------------------
                                              9       17     (314)

Deferred income tax benefit (expense):
  Federal                                (1,857)  (2,860)  (2,601)
  State                                    (273)    (420)    (384)
                                        --------------------------
                                         (2,130)  (3,280)  (2,985)
                                        --------------------------
Total income tax expense                $(2,121)  (3,263)  (3,299)
                                        ==========================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(9)  INCOME TAXES, CONTINUED

     Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 34% and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                           2004     2003     2002
                                         --------------------------
Tax at the federal statutory rate        $(1,824)  (2,844)  (2,876)
State income taxes, net of federal
  benefit, including adjustments based
  on filed state income tax returns         (268)    (419)    (423)
Change in valuation allowance                 --   (2,456)      --
Revisions for filed returns                   --    2,456       --
Other                                        (29)      --       --
                                         --------------------------
Net income tax benefit (expense)         $(2,121)  (3,263)  (3,299)
                                         ==========================

     For income tax purposes, at December 31, 2004, the Company has net operating loss carryforwards of approximately $23 million, expiring at various dates through 2024. In 1991, the Company acquired all of the outstanding common shares of Air Methods Corporation, a Colorado corporation ("AMC"). As a result of the acquisition of AMC and other issuances of stock, the utilization of approximately $1.4 million of the aforementioned net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(9)  INCOME TAXES, CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                                   2004       2003
                                                 ---------  --------
Deferred tax assets:
  Overhaul and parts replacement cost,
    principally due to the accrual method        $     --     8,289
  Net operating loss carryforwards                  9,220     7,135
  Minimum tax credit carryforward                      12        12
  Other                                             1,887       529
                                                 ---------  --------
      Total gross deferred tax assets              11,119    15,965
      Less valuation allowance                       (904)   (2,691)
                                                 ---------  --------
      Net deferred tax assets                      10,215    13,274
                                                 ---------  --------

Deferred tax liabilities:
  Equipment and leasehold improvements,
    principally due to differences in bases and
    depreciation methods                          (16,846)  (15,610)
  Allowance for uncollectible accounts             (5,213)   (2,363)
  Goodwill                                           (493)     (338)
  Other                                              (334)       (9)
                                                 ---------  --------
      Total deferred tax liabilities              (22,886)  (18,320)
                                                 ---------  --------
      Net deferred tax liability                 $(12,671)   (5,046)
                                                 =========  ========

     The change in deferred tax assets in 2004 includes $5,495,000 recorded as a component of the cumulative effect of the change in the method of accounting for maintenance costs. In 2004 net operating loss carryforwards of $4.2 million, for which a valuation allowance had been established, expired. A valuation allowance has been provided for net operating loss carryforwards which are not expected to be realized prior to expiration. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not, except to the extent valuation allowances are provided.

(10) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute any percentage of their gross pay up to the IRS maximum ($13,000 for 2004). The Company contributes 2% of gross pay for all employees and matches 60% of the employees' contributions up to 6% of their gross pay. The Company also continued the RMH defined contribution retirement plan which was in place at the acquisition date. Under the RMH plan, employees may contribute any percentage of their gross pay up to the IRS maximum ($13,000 for 2004), and the Company matches 30% of the employees' contributions up to 6% of their gross pay. Company contributions totaled approximately $2,284,000, $2,176,000, and $1,598,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(12) COMMITMENTS AND CONTINGENCIES

     The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2004, the undiscounted maximum amount of potential future payments under the guarantees is $3,648,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

     Prior to acquisition by the Company, RMH entered into a commitment agreement to take delivery of eight aircraft for approximately $16,000,000. As of December 31, 2004, the Company had taken delivery of all aircraft under the agreement.

     Prior to the acquisition, RMH entered into a commitment agreement to take delivery of ten aircraft for approximately $16,600,000. As of December 31, 2004, four aircraft with a total value of approximately $6,500,000 remained to be delivered and the deposit and related note payable associated with this commitment totaled $347,000.

     In March 2004, the Company entered into a commitment agreement to purchase 10 Eurocopter EC135 helicopters for approximately $34,300,000, with deliveries scheduled through the first quarter of 2005. As of December 31, 2004, the Company had taken delivery of seven helicopters under the agreement.

     In July 2004, the Company entered into a commitment agreement to purchase 15 Bell 427 helicopters for approximately $55,500,000, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values.

     The Company intends to place the new EC135's and Bell 427's primarily into existing bases and to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under these or similar commitments through operating lease agreements.

      \
AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(12) COMMITMENTS AND CONTINGENCIES, CONTINUED

     In August 2004, the Company entered into a $1,208,000 letter of credit with a financial institution to securitize an aircraft leased by the Company under an operating lease agreement. Because the aircraft is operated in Puerto Rico, the lessor is unable to perfect its security interest against the aircraft. The letter of credit perpetually renews for consecutive one-year terms through the end of the lease agreement in July 2010 or until the aircraft is moved from Puerto Rico and reduces the available borrowing capacity under the Company's senior revolving credit facility.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(13) BUSINESS SEGMENT INFORMATION, CONTINUED

                                  Community-   Hospital-
                                    Based        Based     Products   Corporate   Intersegment
                                    Model        Model     Division  Activities   Eliminations   Consolidated
                                 -----------------------------------------------------------------------------
2004
External revenue                 $   176,968      88,835      7,300          --             --        273,103
Intersegment revenue                      --          --      8,753          --         (8,753)            --
                                 -----------------------------------------------------------------------------
Total revenue                        176,968      88,835     16,053          --         (8,753)       273,103

Operating expenses                   115,487      78,295     10,451       9,140         (7,347)       206,026
Depreciation & amortization            5,417       5,081        272         213             --         10,983
Bad debt expense                      42,505         387         --          --             --         42,892
Interest expense                       3,950       3,736         --         170             --          7,856
Interest income                           --          --         --         (18)            --            (18)
Income tax expense                        --          --         --       2,121             --          2,121
                                 -----------------------------------------------------------------------------
Income (loss) before
  cumulative effect of change
  in accounting principle              9,609       1,336      5,330     (11,626)        (1,406)         3,243
Cumulative effect of change
  in accounting principle, net            --          --         --       8,595             --          8,595
                                 -----------------------------------------------------------------------------
Net income (loss)                $     9,609       1,336      5,330      (3,031)        (1,406)        11,838
                                 =============================================================================

Total assets                     $    67,156   N/A         N/A          139,730         (2,163)       204,723
                                 =============================================================================

2003
External revenue                 $   146,364      88,440      6,803         848             --        242,455
Intersegment revenue                      --          --      7,261          --         (7,261)            --
                                 -----------------------------------------------------------------------------
Total revenue                        146,364      88,440     14,064         848         (7,261)       242,455

Operating expenses                    94,506      74,429     10,360       8,213         (5,356)       182,152
Depreciation & amortization            4,857       4,539        173       1,740             --         11,309
Bad debt expense                      32,519          --         --          --             --         32,519
Interest expense                       3,962       4,121         --         169             --          8,252
Interest income                           (2)       (130)        --         (11)            --           (143)
Income tax expense                        --          --         --       3,263             --          3,263
                                 -----------------------------------------------------------------------------
Net income (loss)                $    10,522       5,481      3,531     (12,526)        (1,905)         5,103
                                 =============================================================================

Total assets                     $    76,506   N/A         N/A          141,306         (2,163)       215,649
                                 =============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(13) BUSINESS SEGMENT INFORMATION, CONTINUED

                                  Community-   Hospital-
                                    Based        Based     Products   Corporate   Intersegment
                                    Model        Model     Division  Activities   Eliminations   Consolidated
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
                                 =============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


(14) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data for 2004 and 2003 is as follows (amounts in thousands except per share data):

                                                          Quarter
                                             First    Second  Third   Fourth
                                            ---------------------------------
2004
Revenue                                     $61,634   74,255  68,949  68,265
Operating income                                909    5,916   4,012   1,225
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                         (892)   4,160   2,378    (282)
Income (loss) before cumulative effect of
  change in accounting principle               (544)   2,518   1,452    (183)
Net income (loss)                             8,051    2,518   1,452    (183)
Basic income (loss) per share before
  cumulative effect of change in
  accounting principle                         (.05)     .23     .13    (.02)
Basic income (loss) per common share            .74      .23     .13    (.02)
Diluted income (loss) per share before
  cumulative effect of change in
  accounting principle                         (.05)     .22     .13    (.02)
Diluted income (loss) per common share          .74      .22     .13    (.02)

2003
Revenue                                     $52,298   57,464  66,977  65,716
Operating income                                842    3,677   6,579   4,465
Income (loss) before income taxes              (846)   2,143   4,413   2,656
Net income (loss)                              (516)   1,307   2,692   1,620
Basic income (loss) per common share           (.05)     .14     .28     .16
Diluted income (loss) per common share         (.05)     .13     .27     .15

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
Air Methods Corporation:

Under date of March 15, 2005, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Company's December 31, 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                    /s/ KPMG LLP



Denver, Colorado
March 15, 2005

AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------


                                 Balance at
                                  Beginning                  Transfers and                    Balance at
Description                       of Period   Additions (a)    Other (c)     Deductions (b)  End of Period
-----------------------------------------------------------------------------------------------------------

Allowance for trade receivables
  Year ended December 31, 2004   $    30,301         42,892              --        (47,153)         26,040
  Year ended December 31, 2003        19,315         32,519             800        (22,333)         30,301
  Year ended December 31, 2002         7,735         15,586          11,064        (15,070)         19,315



____________________________
Notes:

(a)     Amounts charged to expense.
(b)     Bad debt write-offs and charges to allowances.
(c) Beginning allowance balance assumed in RMH acquisition, as adjusted for final purchase price allocation.



See accompanying Report of Independent Registered Public Accounting Firm.