Form 10-Q
period 2005-03-31
AIR METHODS CORP
filed 2005-05-10
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March 31, 2005
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                      to
                                   --------------------    ---------------------

                         Commission file number  0-16079
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

The  number  of  shares of Common Stock, par value $.06, outstanding as of April
29,  2005,  was  11,030,388.

                                    TABLE OF CONTENTS

                                        Form 10-Q

PART I.   FINANCIAL INFORMATION
          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets - March 31, 2005 and December 31, 2004   1

                   Consolidated Statements of Operations for the three months
                     ended March 31, 2005 and 2004                                      3

                   Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2005 and 2004                                            5

                   Notes to Consolidated Financial Statements                           7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         12

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

          Item 4.  Controls and Procedures                                             23

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                   24

          Item 2.  Changes in Securities                                               24

          Item 3.  Defaults upon Senior Securities                                     24

          Item 4.  Submission of Matters to a Vote of Security Holders                 24

          Item 5.  Other Information                                                   24

          Item 6.  Exhibits                                                            24




          SIGNATURES                                                                   25

                                 PART I: FINANCIAL INFORMATION

                           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            AIR METHODS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share and per share amounts)
                                          (unaudited)

                                                                      MARCH 31,   DECEMBER 31,
                                                                        2005          2004
                                                                     --------------------------
Assets
------
Current assets:
  Cash and cash equivalents                                          $    2,761          2,603
  Current installments of notes receivable                                   62             61
  Receivables:
    Trade                                                                90,268         89,218
    Less allowance for doubtful accounts                                (26,188)       (26,040)
                                                                     --------------------------
                                                                         64,080         63,178


    Other                                                                 3,318          4,520
                                                                     --------------------------
                                                                         67,398         67,698
                                                                     --------------------------

  Inventories                                                             8,954          8,667
  Work-in-process on medical interiors and products contracts               367            645
  Assets held for sale                                                      582          5,705
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                 2,156          2,938
  Prepaid expenses and other                                              2,561          2,686
                                                                     --------------------------

        Total current assets                                             84,841         91,003
                                                                     --------------------------

Property and equipment:
  Land                                                                      190            190
  Flight and ground support equipment                                   139,777        137,742
  Buildings and office equipment                                         11,783         11,805
                                                                     --------------------------
                                                                        151,750        149,737
  Less accumulated depreciation and amortization                        (55,491)       (52,985)
                                                                     --------------------------

        Net property and equipment                                       96,259         96,752
                                                                     --------------------------

Goodwill                                                                  6,485          6,485
Notes and other receivables, less current installments                      331            572
Other assets, net of accumulated amortization of $2,148 and $2,108
  at March 31, 2005 and December 31, 2004, respectively                   9,601          9,911
                                                                     --------------------------

        Total assets                                                 $  197,517        204,723
                                                                     ==========================

                                                                     (Continued)

                       AIR METHODS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS, CONTINUED
              (Amounts in thousands, except share and per share amounts)
                                      (unaudited)

                                                              MARCH 31,   DECEMBER 31,
                                                                 2005         2004
                                                              ------------------------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes payable                                               $       --         5,105
  Current installments of long-term debt                           7,846         6,041
  Current installments of obligations under capital leases           321           410
  Accounts payable                                                 6,578         7,193
  Deferred revenue                                                 4,061         3,883
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                            190           309
  Accrued wages and compensated absences                           5,831         3,668
  Deferred income taxes                                            3,913         4,387
  Due to third party payers                                        1,789         2,867
  Other accrued liabilities                                        6,160         8,291
                                                              ------------------------

        Total current liabilities                                 36,689        42,154

Long-term debt, less current installments (note 3)                70,961        72,693
Obligations under capital leases, less current installments          198           249
Deferred income taxes                                              8,481         8,284
Other liabilities                                                  8,460         8,264
                                                              ------------------------

        Total liabilities                                        124,789       131,644
                                                              ------------------------

Stockholders' equity (note 5):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                               --            --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 11,019,761 and 10,997,380 shares at
    March 31, 2005 and December 31, 2004, respectively               661           660
  Additional paid-in capital                                      65,071        64,955
  Retained earnings                                                6,996         7,464
  Treasury stock at par, 4,040 common shares at March
    31, 2005 and December 31, 2004                                    --            --
                                                              ------------------------

        Total stockholders' equity                                72,728        73,079
                                                              ------------------------

        Total liabilities and stockholders' equity            $  197,517       204,723
                                                              ========================

See  accompanying  notes  to  consolidated  financial  statements.

                                AIR METHODS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Amounts in thousands, except share and per share amounts)
                                              (unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------
                                                                            2005             2004
                                                                      ---------------------------------
Revenue:
  Flight revenue                                                      $        66,958           59,577
  Sales of medical interiors and products                                       1,524            2,025
  Parts and maintenance sales and services                                         26               32
                                                                      ---------------------------------
                                                                               68,508           61,634
                                                                      ---------------------------------

Operating expenses:
  Flight centers                                                               25,746           23,046
  Aircraft operations                                                          14,929           13,721
  Aircraft rental                                                               4,280            3,330
  Cost of medical interiors and products sold                                     843              638
  Cost of parts and maintenance sales and services                                 47               47
  Depreciation and amortization                                                 2,897            2,677
  Bad debt expense                                                             10,111            9,740
  Loss on disposition of assets, net                                              107                4
  General and administrative                                                    8,763            7,522
                                                                      ---------------------------------
                                                                               67,723           60,725
                                                                      ---------------------------------

        Operating income                                                          785              909

Other income (expense):
  Interest expense                                                             (1,893)          (2,087)
  Other, net                                                                      373              286
                                                                      ---------------------------------

Loss before income tax benefit and cumulative effect of change in
  accounting principle                                                           (735)            (892)

Income tax benefit                                                                267              348
                                                                      ---------------------------------

Loss before cumulative effect of change in accounting principle                  (468)            (544)

Cumulative effect of change in method of accounting for maintenance
  costs, net of income taxes  (note 2)                                             --            8,595

                                                                      ---------------------------------
        Net income (loss)                                             $          (468)           8,051
                                                                      =================================

                                                                     (Continued)

                               AIR METHODS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Amounts in thousands, except share and per share amounts)
                                             (unaudited)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------------
                                                                          2005             2004
                                                                    ---------------------------------
Income (loss) per common share - basic and diluted  (note 4):
  Loss before cumulative effect of change in accounting principle   $          (.04)            (.05)
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                                       --              .79
                                                                    ---------------------------------
  Net income (loss)                                                 $          (.04)             .74
                                                                    =================================

Weighted average number of common shares outstanding - basic             10,998,232       10,832,455
                                                                    =================================

Weighted average number of common shares outstanding - diluted           10,998,232       10,832,455
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

                                        AIR METHODS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Amounts in thousands)
                                                       (unaudited)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                       ---------------------------------
                                                                                             2005             2004
                                                                                       ---------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                    $          (468)           8,051
  Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization expense                                                        2,897            2,677
    Bad debt expense                                                                            10,111            9,740
    Deferred income tax benefit                                                                   (277)            (339)
    Loss on retirement and sale of equipment, net                                                  107                4
    Cumulative effect of change in method of accounting for maintenance                             --           (8,595)
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                             539             (692)
      Increase in receivables                                                                   (9,811)         (17,632)
      Decrease (increase) in inventories                                                          (287)              14
      Decrease in work-in-process on medical interiors and costs in excess of
        billings                                                                                 1,060              177
      Decrease in accounts payable, other accrued liabilities, and other liabilities            (1,465)          (2,017)
      Increase in deferred revenue and billings in excess of costs                                  59            2,028
                                                                                       ---------------------------------
          Net cash provided (used) by operating activities                                       2,465           (6,584)
                                                                                       ---------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                           (2,761)          (4,433)
  Proceeds from disposition and sale of equipment                                                  463                9
  Decrease in notes receivable and other assets, net                                               252               67
                                                                                       ---------------------------------
          Net cash used by investing activities                                                 (2,046)          (4,357)
                                                                                       ---------------------------------

                                                                     (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Amounts in thousands)
                                        (unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                                2005             2004
                                                          ---------------------------------
Cash flows from financing activities:
  Net borrowings under line of credit                     $         1,836            8,169
  Proceeds from long-term debt                                         --            8,531
  Payments of long-term debt                                       (2,074)          (9,678)
  Payments of capital lease obligations                              (140)            (165)
  Payments for purchases of common stock                               --             (416)
  Proceeds from issuance of common stock, net                         117              462
                                                          ---------------------------------
        Net cash provided (used) by financing activities             (261)           6,903
                                                          ---------------------------------

Increase (decrease) in cash and cash equivalents                      158           (4,038)

Cash and cash equivalents at beginning of period                    2,603            5,574
                                                          ---------------------------------

Cash and cash equivalents at end of period                $         2,761            1,536
                                                          =================================

Non-cash investing and financing activities:

In the quarter ended March 31, 2005, the Company settled notes payable of $5,105 in exchange for the aircraft securing the debt. The Company also settled a note payable totaling $85 by applying a purchase deposit against it and entered into a note payable of $396 to finance insurance policies.

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

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


(1)  BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, uncollectible receivables, deferred income taxes, and depreciation and residual values. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform with the 2005 presentation.

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

     In 2002, the impact of the major overhaul accrual relating to aircraft purchased in the Rocky Mountain Holdings, LLC (RMH) acquisition was considered a component of the valuation of the aircraft and did not affect the allocation of the purchase price to goodwill. Accordingly, the change in method to the direct expense method in 2004 resulted in a reduction in the asset value assigned to RMH aircraft. The amount of the cumulative effect of the change in accounting principle related to RMH aircraft was due exclusively to depreciation of the asset value or changes in the liability balances which had been expensed subsequent to the acquisition. Therefore, the majority of the cumulative effect of the change in accounting principle related to aircraft which were in the Company's fleet prior to the RMH acquisition.

(3)  LONG-TERM  DEBT
     ---------------

     On May 9, 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provides for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or
     (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In the second quarter of 2005, the Company wrote off approximately $1.8 million in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of approximately $1.4 million to the holders of the subordinated debt. For the first quarter of 2005, the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. At March 31, 2005, the Company was not in compliance with covenants which require a minimum fixed charge ratio (as defined in the agreements) under both its subordinated debt agreement and senior revolving credit facility. The debt is not classified as current in the consolidated financial statements as a result of the covenant violations because of the refinancing described above.


(4)  INCOME  (LOSS)  PER  SHARE
     --------------------------

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

                                                                   2005        2004
                                                                ----------  ----------
Weighted average number of common shares outstanding - basic    10,998,232  10,832,455
Dilutive effect of:
  Common stock options                                                  --          --
  Common stock warrants                                                 --          --
                                                                ----------------------
Weighted average number of common shares outstanding - diluted  10,998,232  10,832,455
                                                                ======================

     Common stock options totaling 1,012,500 and 1,137,856 and common stock warrants totaling 574,716 and 599,716 were not included in the diluted shares outstanding for the quarters ended March 31, 2005 and 2004, respectively, because their effect would have been anti-dilutive.

(5)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2005, consisted of the following (amounts in thousands except share amounts):

                                                 Shares Outstanding   Amount
                                                 ----------------------------
Balances at January 1, 2005                              10,993,340  $73,079

Issuance of common shares for options exercised              22,381      117
Net loss                                                         --     (468)
                                                 ----------------------------

Balances at March 31, 2005                               11,015,721  $72,728
                                                 ============================

(6)  STOCK-BASED COMPENSATION
     ------------------------

     The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company grants its options at or above market value, no compensation cost has been recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the quarters ended March 31 (amounts in thousands, except per share amounts):

                                                     2005    2004
                                                    ------  ------
Net loss before cumulative effect of change in
  accounting principle:
    As reported                                     $(468)   (544)
    Pro forma                                        (544)   (616)

Net income (loss):
    As reported                                     $(468)  8,051
    Pro forma                                        (544)  7,979

Basic and diluted loss per share before cumulative
  effect of change in accounting principle:
    As reported                                     $(.04)   (.05)
    Pro forma                                        (.05)   (.06)

Basic and diluted net income (loss) per share:
    As reported                                     $(.04)    .74
    Pro forma                                        (.05)    .74

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first quarter of 2004: dividend yield of 0%; expected volatility of 30%; risk-free interest rates of 3.3%; and expected life of 4 years. The weighted average fair value of options granted during the quarter ended March 31, 2004, was $2.81. No options were granted during the first quarter of 2005.

     -----------------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and provides for either a modified prospective or modified retrospective transition method for adopting the statement. The statement will be effective for the Company beginning with the first quarter of 2006. The Company has not yet determined which transition method it will apply nor the impact of adopting Statement 123R on its financial position or results of operations.

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

     ---------------------------------------

                                                                Products   Corporate   Intersegment
FOR QUARTER ENDED MARCH 31:                     CBM      HBM    Division  Activities   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------
2005
External revenue                              $44,618   22,366     1,524          --             --         68,508
Intersegment revenue                               --       --     2,787          --         (2,787)            --
                                              ---------------------------------------------------------------------
Total revenue                                  44,618   22,366     4,311          --         (2,787)        68,508
                                              ---------------------------------------------------------------------

Operating expenses                             31,835   19,564     3,321       2,312         (2,317)        54,715
Depreciation & amortization                     1,397    1,348        91          61             --          2,897
Bad debt expense                               10,108        3        --          --             --         10,111
Interest expense                                  976      892        --          25             --          1,893
Other income, net                                (226)                          (147)            --           (373)
Income tax benefit                                 --       --        --        (267)            --           (267)
                                              ---------------------------------------------------------------------
Segment net income (loss)                     $   528      559       899      (1,984)          (470)          (468)
                                              =====================================================================

Total assets                                  $66,995      N/A       N/A     132,686         (2,164)       197,517
                                              =====================================================================

2004
External revenue                              $39,044   20,565     2,025          --             --         61,634
Intersegment revenue                               --       --     2,166          --         (2,166)            --
                                              ---------------------------------------------------------------------
Total revenue                                  39,044   20,565     4,191          --         (2,166)        61,634
                                              ---------------------------------------------------------------------

Operating expenses                             27,402   18,206     2,483       1,984         (1,767)        48,308
Depreciation & amortization                     1,330    1,257        42          48             --          2,677
Bad debt expense                                9,740       --        --          --             --          9,740
Interest expense                                1,029      967        --          91             --          2,087
Other income, net                                (229)      --        --         (57)            --           (286)
Income tax benefit                                 --       --        --        (348)            --           (348)
                                              ---------------------------------------------------------------------
Segment net income (loss) before cumulative
  effect of change in accounting principle       (228)     135     1,666      (1,718)          (399)          (544)
Cumulative effect of change in accounting
  principle, net                                   --       --        --       8,595             --          8,595
                                              ---------------------------------------------------------------------
Segment net income (loss)                     $  (228)     135     1,666       6,877           (399)         8,051
                                              =====================================================================

Total assets                                  $56,027   N/A     N/A          146,799         (2,164)       200,662
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

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2005 the CBM Division generated 65% of the Company's total revenue, increasing from 63% in the first quarter of 2004.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the first quarter of 2005 the HBM Division generated 33% of the Company's total revenue, decreasing from 34% in 2004.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2005 the Products Division generated 2% of the Company's total revenue, decreasing from 3% in 2004.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:
- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, approximately 66% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 6,700 for the first quarter of 2005 compared to approximately 7,000 for the first quarter of 2004. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 6,200 in the first quarter of 2005 compared to approximately 6,800 in the first three months of 2004. During the first quarter of 2005, the Company's CBM operations had approximately 500, or 31%, more cancellations as a result of unfavorable weather conditions than during 2004 for bases which had been in operation for longer than one year.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The Company increased prices for its CBM operations approximately 10% effective September 2004 and an additional 7% effective March 2005. Net revenue after bad debt expense per transport increased 22.2% in the first quarter of 2005 compared to the first quarter of 2004. The total allowance for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, decreased from 49.6% of related gross flight revenue for the quarter ended March 31, 2004, to 45.1% in the first quarter of 2005. In 2004 the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director. The Company believes that these organizational changes to the billing department resulted in more timely billing and follow up on outstanding accounts and, therefore, in an improvement in collection rates. Days' sales outstanding, measured by comparing net revenue for the previous 12-month period to outstanding net accounts receivable, decreased from 148 days at March 31, 2004, to 105 days at March 31, 2005.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of helicopters within the Company's fleet, representing 27% of the total rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations increased 10.3% in the first quarter of 2005 compared to 2004, while total flight volume for CBM and HBM operations increased 1.9% over the same period. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement. In 2004 the Company entered into two long-term purchase commitments for a total of 25 aircraft, designed to replace the discontinued models and other older aircraft over the next five to seven years. As of March 31, 2005, the Company had taken delivery of ten aircraft under these commitments.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the first quarter of 2005, the CBM division commenced operations at two new bases in California which had previously been a hospital-based flight program with another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

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


RESULTS  OF  OPERATIONS

The Company reported a net loss of $468,000 for the three months ended March 31, 2005, compared to net income of $8,051,000 for the three months ended March 31, 2004. Net income for the first quarter of 2004 included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully in Note 2 to the consolidated financial statements included in Item 1 of this report. Before the cumulative effect of the change in accounting principle, the Company reported a net loss of $544,000 for the first quarter of 2004. A decrease of 9.3% in Same-Base Transports for CBM bases was offset during the first quarter of 2005 by an increase of 22.2% in net reimbursement (revenue after Medicare/Medicaid discounts and bad debt expense) for CBM operations. In addition, the average net margin earned on medical interior sales declined from 49% in the first quarter of 2004 to 29% in the first quarter of 2005. The three months ended March 31, 2005, also included an increase in expense of $593,000 for the self-insured portion of workers compensation premiums as a result of two fatal accidents experienced in the first quarter.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

FLIGHT  REVENUE  increased $7,381,000, or 12.4%, from $59,577,000 to $66,958,000 for the three months ended March 31, 2005, compared to 2004. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.
- CBM - Flight revenue increased $5,587,000, or 14.3%, to $44,599,000 in the three months ended March 31, 2005, compared to 2004, for the following reasons:
     - Revenue of $3,584,000 from the addition of nine new CBM bases either during or subsequent to the first quarter of 2004.
     - Closure of one base in the first quarter of 2004 and one during the third quarter of 2004, resulting in a decrease in revenue of approximately $565,000.
     - Average price increases of approximately 10% for all CBM operations effective September 2004 and approximately 7% effective March 1, 2005.
     - Decrease in Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations decreased 9.3% in the first quarter of 2005 compared to the prior year. The decrease in flight volume is primarily attributed to adverse weather conditions. Cancellations due to unfavorable weather conditions were approximately 30.6% higher in the first quarter of 2005 compared to 2004.
- HBM - Flight revenue increased $1,794,000, or 8.7%, to $22,359,000 for the quarter ended March 31, 2005, for the following reasons:
     - Revenue of $1,451,000 from the addition of two new bases and the expansion of three contracts either during or subsequent to the first quarter of 2004.
     - Discontinuation of service under one contract during the first quarter of 2004, resulting in a decrease in revenue of approximately $88,000.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index and in hull insurance rates.
     - Decrease of 4.9% in flight volume for all contracts excluding the new contracts, contract expansions, and discontinued contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $2,700,000, or 11.7%, to $25,746,000 for the quarter ended March 31, 2005, compared to 2004. Flight center costs in the first quarter of 2005 included an increase of $505,000 in workers compensation expense as a result of two fatal accidents experienced during the quarter. Other changes by business segment are as follows:
- CBM - Flight center costs increased $2,128,000, or 14.6%, to $16,715,000 for the following reasons:
     - Approximately $1,812,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $335,000 due to the closure of base locations described above.
- HBM - Flight center costs increased $574,000, or 6.8%, to $9,032,000 primarily due to the following:
     - Approximately $616,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $35,000 due to the closure of base locations described above.

AIRCRAFT OPERATING EXPENSES increased $1,208,000, or 8.8%, for the quarter ended March 31, 2005, in comparison to the quarter ended March 31, 2004. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Addition of 13 helicopters for CBM operations and 7 helicopters for HBM operations after March 31, 2004, resulting in an increase of approximately $991,000.
-    Increase of approximately 9.5% in the cost of aircraft fuel per hour flown.
-    Decrease  in  hull  insurance  rates  effective  July  2004.

AIRCRAFT RENTAL EXPENSE increased $950,000, or 28.5%, for the first quarter of 2005 compared to the first quarter of 2004. Rental expense for 11 leased aircraft added to the Company's fleet since March 31, 2004, totaled $801,000 in the three months ended March 31, 2005.

BAD DEBT EXPENSE increased $371,000, or 3.8%, for the quarter ended March 31, 2005, compared to 2004, due primarily to the increase in related flight revenue. Bad debt expense as a percentage of related net flight revenue decreased from 25.0% in the first quarter of 2004 to 22.5% in the first quarter of 2005. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, decreased from 49.6% of related gross flight revenue for the quarter ended March 31, 2004, to 45.1% in the first quarter of 2005. The Company believes that the improvement in collection rates is primarily the result of organizational changes within its billing department which provided for more timely billing and follow up on outstanding accounts. In addition, transports covered by private insurance, which tends to reimburse at a higher rate than other types of payers, accounted for 39% of total transports in the first quarter of 2005, compared to 32% in the first quarter of 2004. Reimbursement rates are typically higher for transports covered by private insurance than for those covered by Medicare/Medicaid. Bad debt expense related to HBM operations and Products Division was not significant in either 2005 or 2004.


MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS decreased $501,000, or 24.7%, from $2,025,000 for the three months ended March 31, 2004, to $1,524,000 for the first quarter of 2005. Significant projects in the first quarter of 2005 included continued production of 13 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter, 19 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV), a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and two modular medical interiors for a commercial customer. Production of the 19 MEV units and 11 of the HH-60L units was completed during the first quarter. Revenue by product line was as follows:
-    $404,000  -  manufacture  and  installation  of  modular  medical interiors
-    $786,000  -  manufacture  of  multi-mission  interiors
- $334,000 - design and manufacture of other aerospace and medical transport products

Significant projects in the first quarter of 2004 included ongoing production of 11 HH-60L units and 21 MEV units. Revenue by product line was as follows:
-    $209,000  -  manufacture  and  installation  of  modular  medical interiors
-    $1,191,000  -  manufacture  of  multi-mission  interiors
- $625,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $205,000, or 32.1%, for the three months ended March 31, 2005, as compared to the previous year. The average net margin earned on projects during the first quarter of 2005 was 29% compared to 49% in 2004, primarily due to the change in product mix. The margins earned on multi-mission interiors are typically higher than the margins earned on modular medical interiors for commercial customers. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.


GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $220,000, or 8.2% for the three months ended March 31, 2005, compared to 2004, primarily as a result of upgrades to aircraft, engines, and avionics systems and to the purchase of rotable equipment.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,241,000, or 16.5%, for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, reflecting the growth in the Company's operations. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. G&A expenses were 12.8% of revenue for 2005, compared to 12.2% for 2004. During the first quarter of 2005, the Company also incurred approximately $298,000 in audit fees and outside consultant costs related to the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004. The Company also increased the number of billing and collections department personnel by 33% during the first quarter of 2004 to address slowdowns in collections and incurred three months of costs at the higher staffing level in 2005, compared to a partial quarter in 2004.

INTEREST EXPENSE decreased $194,000, or 9.3%, in the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against the Company's line of credit. The average balance outstanding against the line of credit was $17.0 million in the first quarter of 2005 compared to $19.6 million in the first quarter of 2004.

DEFERRED INCOME TAX BENEFIT was $277,000 and $339,000 in the first quarter of 2005 and 2004, respectively, both at an effective rate of approximately 39%. In the first quarter of 2005, the Company also recognized $10,000 of current income tax expense for estimated state income taxes.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's working capital position as of March 31, 2005, was $48,152,000, relatively unchanged from $48,849,000 at December 31, 2004.

The Company had cash and cash equivalents of $2,761,000 as of March 31, 2005, compared to $2,603,000 at December 31, 2004. Company operations generated $2,465,000 in cash in the first quarter of 2005 compared to using $6,584,000 in 2004. Receivable balances, net of bad debt expense, decreased $300,000 in the first quarter of 2005 compared to increasing $7,892,000 in the first quarter of 2004, reflecting a slower rate of growth in 2005 and the results of the Company's efforts to improve the pace of collections. Days' sales outstanding for CBM operations, measured by comparing net revenue for the previous 6-month period to outstanding net accounts receivable, decreased from 148 days at March 31, 2004, to 105 days at March 31, 2005.

Cash used by investing activities totaled $2,046,000 in 2005 compared to $4,357,000 in 2004. Equipment acquisitions in the first quarter of 2005 consisted primarily of rotable equipment and upgrades to aircraft, engines, and avionics systems. In the first quarter of 2005, the Company received $463,000 in insurance proceeds for an aircraft destroyed in an accident. Equipment acquisitions in the first quarter of 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment.

Financing activities used $261,000 in 2005 compared to generating $6,903,000 in 2004. The primary use of cash in both 2005 and 2004 was regularly scheduled payments of long-term debt and capital lease obligations. In 2004 these payments were offset by proceeds from new note agreements, which were used primarily to refinance existing debt with higher interest rates, and by higher draws against the Company's line of credit.

On May 9, 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provides for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In the second quarter of 2005, the Company wrote off approximately $1.8 million in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of approximately $1.4 million to the holders of the subordinated debt. For the first quarter of 2005, the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. At March 31, 2005, the Company was not in compliance with covenants which require a minimum fixed charge ratio (as defined in the agreements) under both its subordinated debt agreement and senior revolving credit facility. The debt is not classified as current in the consolidated financial statements as a result of the covenant violations because of the refinancing described above.

OUTLOOK  FOR  2005

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2005, the Company purchased the operations of a hospital-based program which had been served by another vendor in northern California and expanded it from one base to two. The Company also discontinued operations at a base in Missouri due to low flight volume. CBM flight volume at all other locations during 2005 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based  Model

In April 2005, the Company expanded three existing contracts in Utah, Minnesota, and West Virginia to additional satellite bases. The Company expects similar expansions under two other existing contracts during the second quarter of 2005. Twelve hospital contracts are due for renewal in 2005. One was renewed for a 5-year term during the first quarter of 2005, and renewals on the remaining eleven contracts are still pending. The Company expects 2005 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of March 31, 2005, the Company was continuing the production of two HH-60L units for the U.S. Army, a multi-mission interior for the Los Angeles County Fire Department, and two modular medical interiors for a commercial customer. In the second quarter of 2005, the Company received a contract for 21 additional
MEV units, plus spare parts, with deliveries scheduled into 2006. Remaining revenue for all contracts in process as of March 31, 2005, is estimated at $2.3 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 26 HH-60L units under the program, in addition to the 2 currently under contract. The U.S. Army has also forecasted a requirement for a total of 119 MEV units over 4 years; the Company has previously delivered 82 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All  Segments

The Company expects to implement new software for major information technology systems, including patient billing and inventory tracking, in 2005. The majority of the cost of new systems is expected to be financed through capital and operating lease agreements.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2005. The Company also had approximately $14,285,000 in borrowing capacity available under its revolving credit facility as of March 31, 2005.

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

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $97.7 million of indebtedness, of which approximately $79.3 million was outstanding at March 31, 2005. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - The subordinated notes and senior credit facility, into which the Company entered to finance the acquisition of RMH both contain restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreements or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the subordinated notes and the senior credit facility. Given factors beyond the Company's control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that to obtain such waivers, the Company will not be required to pay lenders significant cash or equity compensation. In May 2005, the Company amended its senior revolving credit facility which provided funds to retire the subordinated debt. The restrictive operating covenants under the senior revolving credit facility are unchanged by the amendment.

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

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from customers. Changes in laws or regulations or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations. In January 2005 the Company experienced two fatal accidents which are currently under investigation by the National Transportation Safety Board. The outcome of these investigations and the potential impact on the Company's operations cannot yet be ascertained.

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

- Fuel costs - Fuel accounted for 2.0% of total operating expenses for the quarter ended March 31, 2005. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil has been at an all-time high. The Company cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on the Company's cost of operations and profitability. Generally, the Company's HBM customers pay for all fuel consumed in medical flights. However, the Company's ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. The Company does not currently have any agreements in place to hedge its fuel costs.

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 33% of any increases in hull and liability insurance may be passed through to the Company's HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's operating results and relationship with such hospitals. The impact of the January accidents on the Company's hull and liability insurance rates is not yet known. In the first quarter of 2005, the Company recorded an increase in expense of $593,000 for the self-insured portion of workers compensation premiums as a result of the accidents.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of March 31, 2005, the Company was aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 10.1% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc., (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and Eurocopter aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's monthly and hourly flight fees billed to its HBM customers may be limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to the Company's HBM customers.

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

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, uncollectible receivables, deferred income taxes, and depreciation and residual values. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on CBM flight revenue for the quarter ended March 31, 2005, a change of 1% in the percentage of estimated contractual discounts would have resulted in a change of approximately $633,000 in flight revenue.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on CBM net flight revenue for the quarter ended March 31, 2005, a change of 1% in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $449,000 in bad debt expense.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $16,556,000 outstanding against the line of credit and $2,077,000 in notes payable. Based on the amounts outstanding at March 31, 2005, the annual impact of a 1% change in interest rates would be approximately $186,000. Interest rates on these instruments approximate current market rates as of March 31, 2005.

Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of March 31, 2005, the Company was party to one interest rate swap agreement. The swap agreement provides that the Company will pay a 3.62% fixed interest rate on $901,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.


ITEM  4.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective.

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


                 AIR METHODS CORPORATION


Date:  May 10, 2005                           By  \s\  Aaron D. Todd
                                                --------------------------------
                                                  Aaron D. Todd
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date:  May 10, 2005                           By   \s\  Trent J. Carman
                                                --------------------------------
                                                  Trent J. Carman
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:  May 10, 2005                           By   \s\  Sharon J. Keck
                                                --------------------------------
                                                  Sharon J. Keck
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)