Form 10-Q
period 2005-06-30
AIR METHODS CORP
filed 2005-08-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended               June  30,  2005
                                    --------------------------------------------

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

The number of shares of Common Stock, par value $.06, outstanding as of July 29, 2005, was 11,030,388.

                                   TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.    Consolidated Unaudited Financial Statements

                      Consolidated Balance Sheets - June 30, 2005 and December 31, 2004        1

                      Consolidated Statements of Operations for the three and six
                        months ended June 30, 2005 and 2004                                    3

                      Consolidated Statements of Cash Flows for the six months ended
                        June 30, 2005 and 2004                                                 5

                      Notes to Unaudited Consolidated Financial Statements                     7

           Item 2.    Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                 13

           Item 3.      Quantitative and Qualitative Disclosures about Market Risk            24

           Item 4.      Controls and Procedures                                               24


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                                       25

           Item 2.    Changes in Securities                                                   25

           Item 3.    Defaults upon Senior Securities                                         25

           Item 4.    Submission of Matters to a Vote of Security Holders                     25

           Item 5.    Other Information                                                       25

           Item 6.    Exhibits                                                                25

SIGNATURES                                                                                    26

                                         PART I: FINANCIAL INFORMATION

                                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   AIR METHODS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS
                                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                  (UNAUDITED)


                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2005           2004
                                                                                 -----------------------------
Assets
------

Current assets:
    Cash and cash equivalents                                                    $       7,840          2,603
    Current installments of notes receivable                                                63             61
    Receivables:
        Trade                                                                          101,005         89,218
        Less allowance for doubtful accounts                                           (29,898)       (26,040)
                                                                                 -----------------------------
                                                                                        71,107         63,178
        Other                                                                            2,373          4,520
                                                                                 -----------------------------

            Total receivables                                                           73,480         67,698
                                                                                 -----------------------------

    Inventories                                                                          9,077          8,667
    Work-in-process on medical interiors and products contracts                            798            645
    Assets held for sale                                                                    --          5,705
    Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                            1,186          2,938
    Prepaid expenses and other                                                           2,598          2,686
                                                                                 -----------------------------

            Total current assets                                                        95,042         91,003
                                                                                 -----------------------------

Equipment and leasehold improvements:
    Land                                                                                   190            190
    Flight and ground support equipment                                                140,375        137,742
    Furniture and office equipment                                                      11,902         11,805
                                                                                 -----------------------------
                                                                                       152,467        149,737
    Less accumulated depreciation and amortization                                     (57,926)       (52,985)
                                                                                 -----------------------------

            Net equipment and leasehold improvements                                    94,541         96,752
                                                                                 -----------------------------

Goodwill                                                                                 6,485          6,485
Notes receivable, less current installments                                                165            572
Other assets, net of accumulated amortization of $2,354 and
    $2,108 at June 30, 2005 and December 31, 2004, respectively                          9,114          9,911
                                                                                 -----------------------------

            Total assets                                                         $     205,347        204,723
                                                                                 =============================

                                                                     (Continued)

                         AIR METHODS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS, CONTINUED
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       (UNAUDITED)


                                                                JUNE 30,     DECEMBER 31,
                                                                  2005           2004
                                                              ---------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Notes payable                                             $          --         5,105
    Current installments of long-term debt                            9,564         6,041
    Current installments of obligations under capital leases            238           410
    Accounts payable                                                  7,097         7,193
    Deferred revenue                                                  3,807         3,883
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                           537           309
    Accrued wages and compensated absences                            8,438         3,668
    Deferred income taxes                                             1,907         4,387
    Due to third party payers                                         1,734         2,867
    Other accrued liabilities                                         5,090         8,291
                                                              ---------------------------

            Total current liabilities                                38,412        42,154

Long-term debt, less current installments                            69,442        72,693
Obligations under capital leases, less current installments             195           249
Deferred income taxes                                                12,640         8,284
Other liabilities                                                     8,557         8,264
                                                              ---------------------------

            Total liabilities                                       129,246       131,644
                                                              ---------------------------

Stockholders' equity (note 5):
    Preferred stock, $1 par value.  Authorized 5,000,000
        shares, none issued                                              --            --
    Common stock, $.06 par value. Authorized 16,000,000
        shares; issued 11,030,388 and 10,997,380 shares at
        June 30, 2005 and December 31, 2004, respectively               662           660
    Additional paid-in capital                                       65,119        64,955
    Retained earnings                                                10,320         7,464
    Treasury stock at par, 4,040 common shares at December
        31, 2004                                                         --            --
                                                              ---------------------------

            Total stockholders' equity                               76,101        73,079
                                                              ---------------------------

            Total liabilities and stockholders' equity        $     205,347       204,723
                                                              ===========================

See accompanying notes to unaudited consolidated financial statements.

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                JUNE 30,
                                                            -----------------------------------------------
                                                               2005         2004        2005        2004
                                                            -----------------------------------------------
Revenue:
    Flight revenue                                          $   85,865      72,861     152,823     132,438
    Sales of medical interiors and products                      1,800       1,360       3,324       3,385
    Parts and maintenance sales and services                        20          34          46          66
                                                            -----------------------------------------------
                                                                87,685      74,255     156,193     135,889
                                                            -----------------------------------------------
Operating expenses:
    Flight centers                                              26,531      23,117      52,277      46,163
    Aircraft operations                                         16,809      14,886      31,738      28,607
    Aircraft rental                                              4,482       3,532       8,762       6,862
    Medical interiors and products sold                          1,153         539       1,996       1,177
    Cost of parts and maintenance sales and services                18          37          65          84
    Depreciation and amortization                                2,971       2,734       5,868       5,411
    Bad debt expense                                            16,236      15,481      26,347      25,221
    Loss on disposition of assets, net                             274          22         381          26
    General and administrative                                   9,065       7,991      17,828      15,513
                                                            -----------------------------------------------
                                                                77,539      68,339     145,262     129,064
                                                            -----------------------------------------------

                Operating income                                10,146       5,916      10,931       6,825

Other income (expense):
    Interest expense                                            (1,525)     (2,033)     (3,418)     (4,120)
    Loss on early extinguishment of debt (note 3)               (3,104)         --      (3,104)         --
    Other, net                                                     (40)        277         333         563
                                                            -----------------------------------------------

Income before income tax expense and cumulative effect of
  change in accounting principle                                 5,477       4,160       4,742       3,268

Income tax expense                                              (2,153)     (1,642)     (1,886)     (1,294)
                                                            -----------------------------------------------

Income before cumulative effect of change in accounting
  principle                                                      3,324       2,518       2,856       1,974

Cumulative effect of change in method of accounting for
  maintenance costs, net of income taxes  (note 2)                  --          --          --       8,595
                                                            -----------------------------------------------

                Net income                                  $    3,324       2,518       2,856      10,569
                                                            ===============================================

                                                                     (Continued)

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)


                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                             -----------------------------------------------
                                                                2005         2004        2005        2004
                                                             -----------------------------------------------
Basic income per common share (note 4):
    Income before cumulative effect of change in accounting
        principle                                            $       .30         .23         .26         .18
    Cumulative effect of change in method of accounting for
        maintenance costs, net of income taxes                        --          --          --         .79
                                                             -----------------------------------------------
    Net income                                               $       .30         .23         .26         .97
                                                             ===============================================

Diluted income per common share (note 4):
    Income before cumulative effect of change in accounting
        principle                                            $       .29         .22         .25         .18
    Cumulative effect of change in method of accounting for
        maintenance costs, net of income taxes                        --          --          --         .76
                                                             -----------------------------------------------
    Net income                                               $       .29         .22         .25         .94
                                                             ===============================================

Weighted average number of common shares outstanding -
basic                                                         11,029,421  10,867,002  11,013,912  10,849,728
                                                             ===============================================

Weighted average number of common shares outstanding -
diluted                                                       11,519,944  11,264,313  11,511,675  11,260,892
                                                             ===============================================

See accompanying notes to unaudited consolidated financial statements.

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (AMOUNTS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                       2005         2004
                                                                                   --------------------------
Cash flows from operating activities:
    Net income                                                                     $     2,856        10,569
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization expense                                              5,868         5,411
      Bad debt expense                                                                  26,347        25,221
      Deferred income tax expense                                                        1,876         1,303
      Loss on retirement and sale of equipment, net                                        381            26
      Loss on early extinguishment of debt                                               3,104            --
      Cumulative effect of change in method of accounting for maintenance                   --        (8,595)
      Changes in assets and liabilities:
          Decrease (increase) in prepaid expenses and other current assets                 139          (356)
          Increase in receivables                                                      (32,129)      (28,875)
          Decrease (increase) in parts inventories                                        (410)          262
          Decrease in work-in-process on medical interiors and costs in excess of
              billings                                                                   1,599           388
          Increase (decrease) in accounts payable, other accrued liabilities, and
              other liabilities                                                            633        (1,280)
          Increase in deferred revenue and billings in excess of costs                     152         2,252
                                                                                   --------------------------
                Net cash provided by operating activities                               10,416         6,326
                                                                                   --------------------------

Cash flows from investing activities:
    Acquisition of equipment and leasehold improvements                                 (3,664)       (7,208)
    Proceeds from disposition and sale of equipment and assets held for sale             1,070         1,217
    Decrease (increase) in notes receivable and other assets                               298          (698)
                                                                                   --------------------------
                Net cash used by investing activities                                   (2,296)       (6,689)
                                                                                   --------------------------

                                                                     (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (AMOUNTS IN THOUSANDS)
                                        (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                      2005         2004
                                                                  --------------------------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                   $       166           686
    Payments for purchases of common stock                                 --          (420)
    Net borrowings under line of credit                                 5,594         2,492
    Proceeds from issuance of long-term debt                           20,000         8,531
    Payments for debt issue costs                                        (365)          (85)
    Payments of long-term debt                                        (26,591)      (10,742)
    Debt retirement costs                                              (1,380)           --
    Payments of capital lease obligations                                (307)         (375)
                                                                  --------------------------
            Net cash provided (used) by financing activities           (2,883)           87
                                                                  --------------------------

Increase (decrease) in cash and cash equivalents                        5,237          (276)

Cash and cash equivalents at beginning of period                        2,603         5,574
                                                                  --------------------------

Cash and cash equivalents at end of period                        $     7,840         5,298
                                                                  ==========================

Non-cash investing and financing activities:

In the six months ended June 30, 2005, the Company settled notes payable of $5,105 in exchange for the aircraft securing the debt. The Company also settled a note payable totaling $85 by applying a purchase deposit against it and entered into a note payable of $396 to finance insurance policies and into a capital lease obligation of $81 to finance the purchase of equipment.

In the six months ended June 30, 2005, the Company wrote off $1,724 in debt origination costs and note discount related to the retirement of its subordinated debt.

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

(2)  ACCOUNTING CHANGE
     -----------------

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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  LONG-TERM DEBT
     --------------

     On May 9, 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provided for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or
     (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In the second quarter of 2005, the Company wrote off $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt. In 2005 the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. Long-term debt consisted of the following at June 30, 2005, and December 31, 2004 (amounts in thousands):

                                                       June 30,    December 31,
                                                        2005           2004
                                                   ----------------------------
     Subordinated notes payable, net of discount   $         --         21,860
     New term loans (as described above)                 20,000             --
     Borrowings under revolving credit facility          20,313         14,719
     Other notes payable                                 38,693         42,155
                                                   ----------------------------
                                                         79,006         78,734
     Less current installments                           (9,564)        (6,041)
                                                   ----------------------------
                                                   $     69,442         72,693
                                                   ============================


(4)  INCOME PER SHARE
     ----------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                            2005        2004
                                                                         ----------------------
     FOR QUARTER ENDED JUNE 30:
         Weighted average number of common shares outstanding - basic    11,029,421  10,867,002
         Dilutive effect of:
             Common stock options                                            26,275      90,238
             Common stock warrants                                          464,248     307,073
                                                                         ----------------------
         Weighted average number of common shares outstanding - diluted  11,519,944  11,264,313
                                                                         ======================

     FOR SIX MONTHS ENDED JUNE 30:
         Weighted average number of common shares outstanding - basic    11,013,912  10,849,728
         Dilutive effect of:
             Common stock options                                            32,269     102,238
             Common stock warrants                                          465,494     308,926
                                                                         ----------------------
         Weighted average number of common shares outstanding - diluted  11,511,675  11,260,892
                                                                         ======================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  INCOME PER SHARE, CONTINUED
     ---------------------------

     Common stock options totaling 774,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2005, and common stock options totaling 640,000 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2004, because their effect would have been anti-dilutive.

(5)  STOCKHOLDERS' EQUITY
     --------------------

     Changes in stockholders' equity for the six months ended June 30, 2005, consisted of the following (amounts in thousands except share amounts):

                                                              Shares
                                                            Outstanding  Amount
                                                            --------------------
          Balances at January 1, 2005                       10,993,340  $73,079

          Issuance of common shares for options exercised       37,048      166
          Net income                                                --    2,856
                                                           --------------------

          Balances at June 30, 2005                         11,030,388  $76,101
                                                           ====================

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

                                                                     Three Months Ended            Six Months Ended
                                                                           June 30,                    June 30,
                                                                     2005           2004          2005          2004
                                                                 -------------------------------------------------------
               Net income before cumulative effect of change in
                 accounting principle:
                   As reported                                   $       3,324         2,518         2,856         1,974
                   Pro forma                                             3,248         2,446         2,705         1,830

               Net income:
                   As reported                                   $       3,324         2,518         2,856        10,569
                   Pro forma                                             3,248         2,446         2,705        10,425

               Basic income per share before cumulative effect
                 of change in accounting principle:
                   As reported                                   $         .30           .23           .26           .18
                   Pro forma                                               .29           .23           .25           .17

               Basic income per share:
                   As reported                                   $         .30           .23           .26           .97
                   Pro forma                                               .29           .23           .25           .96

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  STOCK-BASED COMPENSATION, CONTINUED
     -----------------------------------

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                      2005           2004          2005          2004
                                                                  -------------------------------------------------------
               Diluted income per share before cumulative effect
                 of change in accounting principle:
                   As reported                                    $         .29           .22           .25           .18
                   Pro forma                                                .28           .22           .23           .16

               Diluted income per share:
                   As reported                                    $         .29           .22           .25           .94
                   Pro forma                                                .28           .22           .23           .94


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%; expected volatility of 30%; expected life of 4 years; and risk-free interest rate of 3.3%. The weighted average fair value of options granted during the six months ended June 30, 2004, was $2.81. No options were granted during the six months ended June 30, 2005.

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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

                                                              Products   Corporate   Intersegment
     FOR QUARTER ENDED JUNE 30:               CBM      HBM    Division  Activities   Eliminations   Consolidated
     -----------------------------------------------------------------------------------------------------------
     2005
     External revenue                       $60,577   25,308     1,800          --             --         87,685
     Intersegment revenue                        --       --     1,658          --         (1,658)            --
                                            ---------------------------------------------------------------------
     Total revenue                           60,577   25,308     3,458          --         (1,658)        87,685
                                            ---------------------------------------------------------------------

     Operating expenses                      34,704   20,222     2,531       2,062         (1,187)        58,332
     Depreciation & amortization              1,547    1,243       115          66             --          2,971
     Bad debt expense                        15,885      351        --          --             --         16,236
     Interest expense                           793      704        --          28             --          1,525
     Loss on early extinguishment of debt        --       --        --       3,104             --          3,104
     Other, net                                (233)      --        --         273             --             40
     Income tax expense                          --       --        --       2,153             --          2,153
                                            ---------------------------------------------------------------------
     Segment net income (loss)              $ 7,881    2,788       812      (7,686)          (471)         3,324
                                            =====================================================================

     Total assets                           $74,901      N/A       N/A     132,610         (2,164)       205,347
                                            =====================================================================

     2004
     External revenue                       $50,839   22,056     1,360          --             --         74,255
     Intersegment revenue                        --       --     1,767          --         (1,767)            --
                                            ---------------------------------------------------------------------
     Total revenue                           50,839   22,056     3,127          --         (1,767)        74,255
                                            ---------------------------------------------------------------------

     Operating expenses
                                             28,787   18,657     2,261       2,047         (1,628)        50,124
     Depreciation & amortization              1,379    1,239        66          50             --          2,734
     Bad debt expense                        15,481       --        --          --             --         15,481
     Interest expense                         1,027      979        --          27             --          2,033
     Other income, net                         (224)      --        --         (53)            --           (277)
     Income tax expense                          --       --        --       1,642             --          1,642
                                            ---------------------------------------------------------------------
     Segment net income (loss)              $ 4,389    1,181       800      (3,713)          (139)         2,518
                                            =====================================================================

     Total assets                           $61,256      N/A       N/A     139,557         (2,164)       198,649
                                            =====================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  BUSINESS SEGMENT INFORMATION, CONTINUED
     ---------------------------------------

                                                                      Products   Corporate   Intersegment
     FOR SIX MONTHS ENDED JUNE 30:                    CBM      HBM    Division  Activities   Eliminations   Consolidated
     --------------------------------------------------------------------------------------------------------------------
     2005
     External revenue                              $105,195   47,674     3,324          --             --        156,193
     Intersegment revenue                                --       --     4,445          --         (4,445)            --
                                                   ----------------------------------------------------------------------
     Total revenue                                  105,195   47,674     7,769          --         (4,445)       156,193
                                                   ----------------------------------------------------------------------

     Operating expenses                              66,539   39,786     5,852       4,374         (3,504)       113,047
     Depreciation & amortization                      2,944    2,591       206         127             --          5,868
     Bad debt expense                                25,993      354        --          --             --         26,347
     Interest expense                                 1,769    1,596        --          53             --          3,418
     Loss on early extinguishment of debt                --       --        --       3,104             --          3,104
     Other, net                                        (459)      --        --         126             --           (333)
     Income tax expense                                  --       --        --       1,886             --          1,886
                                                   ----------------------------------------------------------------------
     Segment net income (loss)                     $  8,409    3,347     1,711      (9,670)          (941)         2,856
                                                   ======================================================================
     Total assets                                  $ 74,901      N/A       N/A     132,610         (2,164)       205,347
                                                   ======================================================================

     2004
     External revenue                              $ 89,883   42,621     3,385          --             --        135,889
     Intersegment revenue                                --       --     3,933          --         (3,933)            --
                                                   ----------------------------------------------------------------------
     Total revenue                                   89,883   42,621     7,318          --         (3,933)       135,889
                                                   ----------------------------------------------------------------------

     Operating expenses                              56,189   36,863     4,744       4,031         (3,395)        98,432
     Depreciation & amortization                      2,709    2,496       108          98             --          5,411
     Bad debt expense                                25,221       --        --          --             --         25,221
     Interest expense                                 2,056    1,946        --         118             --          4,120
     Other income, net                                 (453)      --        --        (110)            --           (563)
     Income tax expense                                  --       --        --       1,294             --          1,294
                                                   ----------------------------------------------------------------------
     Segment net income (loss) before cumulative
       effect of change in accounting principle       4,161    1,316     2,466      (5,431)          (538)         1,974
     Cumulative effect of change in accounting
       principle, net                                    --       --        --       8,595             --          8,595
                                                   ----------------------------------------------------------------------
     Segment net income (loss)                     $  4,161    1,316     2,466       3,164           (538)        10,569
                                                   ======================================================================

     Total assets                                  $ 61,256      N/A       N/A     139,557         (2,164)       198,649
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


OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2005 the CBM Division generated 67% of the Company's total revenue, compared to 66% in the first six months of 2004.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (65% of total contract revenue) and hourly flight fees (35% of total contract revenue) billed to hospital customers. The division also has two contracts, both expansions of contracts with hospital-based customers, for which it bills patients or insurers directly and is at risk for collection from these parties. The HBM Division generated 31% of the Company's total revenue in the six months ended June 30, 2005 and 2004.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first six months of 2005 the Products Division generated 2% of the Company's total revenue, compared to 3% in the first six months of 2004.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 35% of HBM revenue. By contrast, approximately 63% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 8,600 and 15,300 for the quarter and six months ended June 30, 2005, respectively, compared to approximately 8,000 and 15,000 for the quarter and six months ended June 30, 2004, respectively. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 7,900 and 14,100 in the quarter and six months ended June 30, 2005, respectively, compared to approximately 7,900 and 14,700 in the quarter and six months ended June 30, 2004, respectively. Cancellations due to unfavorable weather conditions were approximately 30.6% higher in the first quarter of 2005 compared to 2004 for bases which had been in operation for longer than one year.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM and HBM at-risk operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The Company increased prices for its CBM operations approximately 10% effective September 2004 and an additional 7% effective March 2005. Net revenue after bad debt expense per transport increased
     18.3% and 20.1% for the quarter and six months ended June 30, 2005, respectively, compared to the prior year. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, decreased from 46.7% and 48.1% of related gross flight revenue for the quarter and six months ended June 30, 2004, respectively, to 46.3% and 45.8% for the quarter and six months ended June 30, 2005, respectively. In 2004 the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director. The Company believes that these organizational changes to the billing department resulted in more timely billing and follow up on outstanding accounts and, therefore, in an improvement in collection rates. Days' sales outstanding, measured by comparing net revenue for the annualized previous 3-month period to outstanding net accounts receivable, decreased from 116 days at June 30, 2004, to 99 days at June 30, 2005.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of helicopters within the Company's fleet, representing 27% of the total rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Total maintenance expense for CBM and HBM operations increased 12.6% and 11.5% in the quarter and six months ended June 30, 2005, respectively, compared to 2004, while total flight volume for CBM and HBM operations increased 11.1% and 6.8% over the same periods. The Company continues to evaluate opportunities to modernize its fleet in order to enhance long-term control over maintenance costs. Replacement models of aircraft, however, typically have higher ownership costs than the models targeted for replacement. In 2004 the Company entered into two long-term purchase commitments for a total of 25 aircraft, designed to replace the discontinued models and other older aircraft over the next five to seven years. As of June 30, 2005, the Company had taken delivery of ten aircraft under these commitments.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the first quarter of 2005, the CBM division commenced operations at two new bases in California which had previously been a hospital-based flight program with another operator. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

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

RESULTS OF OPERATIONS

The Company reported net income of $3,324,000 and $2,856,000 for the quarter and six months ended June 30, 2005, respectively, compared to $2,518,000 and $10,569,000 for the quarter and six months ended June 30, 2004, respectively. Net income for the quarter and six months ended June 30, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000), as discussed more fully in Note 3 to the consolidated financial statements included in Item 1 of this report. Net income for the six months ended June 30, 2004, included the cumulative effect of a change in accounting principle of $8,595,000 (net of income tax effect of $5,495,000), as discussed more fully in Note 2 to the consolidated financial statements included in Item 1 of this report.

Operating income was $10,146,000 and $10,931,000 for the quarter and six months ended June 30, 2005, respectively, compared to $5,916,000 and $6,825,000 for the quarter and six months ended June 30, 2004, respectively. Growth in operating income for 2005 was partly due to an increase in flight volume for CBM and HBM operations, resulting primarily from the opening of new bases or base expansions. In addition, net reimbursement for CBM operations (revenue after Medicare/Medicaid discounts and bad debt expense) improved 18.3% and 20.1% for the quarter and six months ended June 30, 2005, compared to the prior year.

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT  REVENUE  increased $13,004,000, or 17.8%, and $20,385,000, or 15.4%, for
the quarter and six months ended June 30, 2005, respectively, compared to 2004. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased $9,752,000, or 19.2%, to $60,557,000 for the second quarter of 2005 and $15,339,000, or 17.1%, to $105,156,000 for the
     six  months  ended  June  30,  2005,  for  the  following  reasons:
     - Revenue of $4,716,000 and $8,137,000 for the quarter and six months ended June 30, 2005, respectively, from the addition of eight new CBM bases either during or subsequent to the six months ended June 30, 2004.
     - Closure of one base in the first quarter of 2004, one during the third quarter of 2004, and one during the first quarter of 2005, resulting in a decrease in revenue of approximately $914,000 and $1,316,000 for the quarter and six months ended June 30, 2005, respectively.
     - Average price increases of approximately 10% for all CBM operations effective September 1, 2004 and approximately 7% effective March 1, 2005.
     - Decrease in Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations decreased 4.0% in the six months ended June 30, 2005, compared to the prior year. Same-Base Transports for the second quarter of 2005 were essentially unchanged from the second quarter of 2004. The decrease in flight volume is primarily attributed to adverse weather conditions in the first quarter of 2005. Cancellations due to unfavorable weather conditions were approximately 30.6% higher in the first quarter of 2005 compared to the first quarter of 2004.

- HBM - Flight revenue increased $3,252,000, or 14.7%, to $25,308,000 for the second quarter of 2005 and $5,046,000, or 11.8%, to $47,667,000 for the six
     months  ended  June  30,  2005,  for  the  following  reasons:
     - Revenue of $1,826,000 and $3,277,000 for the quarter and six months ended June 30, 2005, respectively, from the addition of two new bases and the expansion of seven contracts either during or subsequent to the six months ended June 30, 2004.
     - Discontinuation of service under one contract during the first quarter of 2004, resulting in a decrease in revenue of approximately $88,000 in the six months ended June 30, 2005.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 5.6% in flight volume for the quarter ended June 30, 2005, for all contracts excluding the new contracts, contract expansions, and discontinued contract discussed above. Flight volume, taking into account the same exclusions, was basically unchanged in the six months ended June 30, 2005, compared to 2004.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,414,000, or 14.8%, and $6,114,000, or 13.2%, for the quarter and six months ended June 30, 2005, respectively, compared to 2004. Flight center costs included an increase of $168,000 and $674,000 in workers compensation expense for the quarter and six months ended June 30, 2005, respectively, as a result of two fatal accidents experienced during the first quarter. Other changes by business segment are as follows:

- CBM - Flight center costs increased $2,408,000, or 16.2%, to $17,245,000 for the second quarter of 2005 and $4,535,000, or 15.4%, to $33,959,000 for the  six  months  ended  June  30,  2005,  for  the  following  reasons:
     - Approximately $1,637,000 and $3,463,000 for the quarter and six months ended June 30, 2005, respectively, for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $453,000 and $801,000 for the quarter and six months ended June 30, 2005, respectively, due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

- HBM - Flight center costs increased $1,006,000, or 12.1%, to $9,286,000 for the second quarter of 2005 and $1,579,000, or 9.4%, to $18,318,000 for the six months ended June 30, 2005, primarily due to the following:
     - Approximately $364,000 and $979,000 for the quarter and six months ended June 30, 2005, respectively, for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $35,000 for the six months ended June 30, 2005, due to the closure of one base location described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $1,923,000, or 12.9%, and $3,131,000, or 10.9%, for the quarter and six months ended June 30, 2005, respectively, in comparison to the quarter and six months ended June 30, 2004. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 15 helicopters for CBM operations and 8 for HBM operations either during or subsequent to the first six months of 2004, resulting in increases of approximately $975,000 and $1,966,000 for the three and six months ended June 30, 2005, respectively.
- Increases of approximately $72,000 and $122,000 in fuel costs for the quarter and six months ended June 30, 2005, respectively, as a result of the addition of eight new CBM bases, net of the impact of three discontinued CBM bases. The addition of new HBM bases and expansion of HBM programs did not have a material impact on fuel costs because HBM customers typically pay for all fuel consumed in revenue flights.
- Increases of approximately 26.3% and 19.1% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2005, respectively.
-    Decrease  in  hull  insurance  rates  effective  July  2004.

AIRCRAFT RENTAL EXPENSE increased $950,000, or 26.9%, and $1,900,000, or 27.7%, for the quarter and six months ended June 30, 2005, respectively, in comparison to the quarter and six months ended June 30, 2004. Incremental rental expense for 17 leased aircraft added to the Company's fleet, either during or subsequent to the first six months of 2004, totaled $968,000 and $1,768,000 in the quarter and six months ended June 30, 2005, respectively.

BAD DEBT EXPENSE increased $755,000, or 4.9%, and $1,126,000, or 4.5%, for the quarter and six months ended June 30, 2005, respectively, compared to 2004. The effect of the increase in related flight revenue was offset in part by an improvement in collection rates. Bad debt as a percentage of related net flight revenue was 26.4% and 24.7% for the quarter and six months ended June 30, 2005, respectively, compared to 30.5% and 28.1% for the quarter and six months ended June 30, 2004, respectively. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, decreased from 46.7% and 48.1% of related gross flight revenue for the quarter and six months ended June 30, 2004, respectively, to 46.3% and 45.8% in the quarter and six months ended June 30, 2005, respectively. The Company believes that the improvement in collection rates is primarily the result of organizational changes within its billing department which provided for more timely billing and follow up on outstanding accounts. Bad debt expense related to Products Division was not significant in either 2005 or 2004.

PRODUCTS DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $440,000, or 32.4%, for the second quarter of 2005 compared to 2004, and decreased $61,000, or 1.8%, for the six months ended June 30, 2005, compared to 2004. In the first quarter of 2005, the Company completed production of 11 Multi-Mission Medevac Systems for the U.
S. Army's HH-60L Black Hawk helicopter and 19 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV). In the second quarter of 2005, the Company continued production of two HH60L units and began production of 11 additional HH60L units and 21 MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and two modular medical interiors for a commercial customer. Revenue by product line for the quarter and six months ended June 30, 2005, was as follows::
-    $803,000  and  $1,589,000  -  manufacture  of  multi-mission  interiors
- $398,000 and $802,000 - manufacture and installation of modular, medical interiors
-    $599,000  and $933,000 - design and manufacture of other aerospace products

Significant projects in 2004 included production of 13 HH-60L units and 21 MEV units. In the second quarter of 2004, the Company also began production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Revenue by product line for the quarter and six months ended June 30, 2004, respectively, was as follows:
-    $830,000  and  $2,021,000  -  manufacture  of  multi-mission  interiors
- $250,000 and $459,000 - manufacture and installation of modular, medical interiors
-    $280,000  and $905,000 - design and manufacture of other aerospace products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $614,000, or 113.9%, and $819,000, or 69.6%, for the quarter and six months ended June 30, 2005, as compared to the previous year. The average net margin earned on projects during 2005 was 24.2% for the second quarter and 26.6% for the six-month period compared to 44.8% for the second quarter and 47.1% for the six-month period in 2004, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales.

GENERAL EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $237,000, or 8.7%, and $457,000, or 8.4%, for the quarter and six months ended June 30, 2005, respectively, compared to 2004, primarily as a result of upgrades to aircraft, engines, and avionics systems; purchase of rotable equipment; and purchase of office and medical equipment for the new bases described above.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,074,000, or 13.4%, and $2,315,000, or 14.9%, for the quarter and six months ended June 30, 2005, respectively, compared to 2004, reflecting an increase in billing and collections and CBM program administration staff to manage the growth in the Company's operations. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. G&A expenses were 10.3% and 11.4% of revenue for the quarter and six months ended June 30, 2005, respectively, compared to 10.8% and 11.4% of revenue for the quarter and six months ended June 30, 2004, respectively. During the six months ended June 30, 2005, the Company also incurred approximately $298,000 in audit fees and outside consultant costs related to the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2004.

INTEREST EXPENSE decreased $508,000, or 25.0%, and $702,000, or 17.0%, in the quarter and six months ended June 30, 2005, respectively, compared to 2004, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against the Company's line of credit. The average balance outstanding against the line was approximately $18.3 million and $17.8 million during the three and six months ended June 30, 2005, respectively, compared to $20.4 million and $19.6 million during the three and six months ended June 30, 2004, respectively. In addition, in May 2005, the Company repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 6.6% during the second quarter of 2005. The remainder of the repayment was funded by draws against the line of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for the quarter and six months ended June 30, 2005, totaled $3,104,000 and related to the repayment of $23 million in subordinated debt in May 2005. The Company wrote off approximately $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

INCOME TAX EXPENSE was $2,153,000 and $1,886,000 in the quarter and six months ended June 30, 2005, respectively, and $1,642,000 and $1,294,000 in the quarter and six months ended June 30, 2004, respectively, both at an effective rate of approximately 39%.


LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $56,630,000 as of June 30, 2005, compared to $48,849,000 at December 31, 2004. The change in working capital position is primarily attributable to the increase of $5,782,000 in net receivables consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations.

SOURCES AND USES OF CASH

The Company had cash and cash equivalents of $7,840,000 as of June 30, 2005, compared to $2,603,000 at December 31, 2004. Cash generated by operations in the six months ended June 30, 2005, totaled $10,416,000 compared to $6,326,000 in 2004, primarily due to the improvement in operating results, described above. Receivable balances, net of bad debt expense, increased $5,782,000 in 2005 compared to $3,654,000 in 2004, reflecting continued growth in CBM and HBM revenue and an improved net reimbursement rate for CBM operations. Costs in excess of billings and work-in-process on medical interiors decreased $1,599,000 in 2005, compared to $388,000 in 2004, primarily due to billings issued for HH60L units completed during the first quarter of 2005. Balances for accounts payable and other accrued liabilities increased $633,000 in 2005, compared to decreasing $1,280,000 in 2004, due in part to the timing of the bi-weekly payroll processing; the first six months of 2005 included twelve bi-weekly pay dates compared to 13 in the first six months of 2004. Deferred revenue and billings in excess of costs increased $152,000 in 2005, compared to $2,252,000 in 2004; billings in excess of costs in 2004 included a down payment from the Los Angeles County Fire Department for production of a multi-mission interior which began in the second quarter of 2004.

Cash used by investing activities totaled $2,296,000 in 2005 compared to $6,689,000 in 2004. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, and upgrades to aircraft, engines, and avionics systems. In 2005 the Company received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. Investment activities in 2004 also included payment of approximately $590,000 for deposits on the purchase of new aircraft. In 2004 the Company received $1.2 million for the sale of one of its aircraft which was leased back from the buyer.

Financing activities used $2,883,000 in 2005 compared to generating $87,000 in 2004. The primary use of cash in both 2005 and 2004 was regularly scheduled payments of long-term debt and capital lease obligations. In 2005, the Company used $20 million of term loan proceeds and additional draws against its line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. The Company also paid $365,000 in debt issuance costs, primarily associated with the amendment to its senior revolving credit facility in May 2005. In 2004 regularly scheduled debt payments were offset by proceeds from new note agreements, which were used primarily to refinance existing debt with higher interest rates, and by higher draws against the Company's line of credit.

In May 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provided for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In 2005 the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. The term loans bore interest at an effective rate of approximately 6.6% during the second quarter of 2005. As of June 30, 2005, the Company was in compliance with the covenants of the senior revolving credit facility.


OUTLOOK FOR 2005

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based Model

In the first quarter of 2005, the Company purchased the operations of a hospital-based program which had been served by another vendor in northern California and expanded it from one base to two. The Company also discontinued operations at a base in Missouri due to low flight volume. The Company expects to open one new base in the Southeast and another in the Midwest during the third quarter of 2005. CBM flight volume at all other locations during 2005 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. The Company continues to evaluate opportunities to expand the CBM model in other communities.

Hospital-Based Model

In the second quarter of 2005, the Company expanded four existing contracts in Utah, Minnesota, Virginia, and West Virginia to additional satellite bases. The Company expects similar expansions under two other contracts during the third quarter of 2005. Twelve hospital contracts are due for renewal in 2005. Five have been renewed, and renewals on the remaining seven contracts are still pending. The Company expects 2005 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

In the second quarter of 2005, the Company received an order for eleven additional HH60L units. As of June 30, 2005, the Company was continuing the production of 21 MEV units and thirteen HH-60L units, including the eleven units ordered in the second quarter, and the installation of an avionics system in a helicopter for an HBM customer. Remaining revenue for all contracts in process as of June 30, 2005, is estimated at $6.2 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 26 HH-60L units under the program, in addition to the thirteen currently under contract. The U.S. Army has also forecasted a requirement for a total of 119 MEV units over 4 years; the Company has previously delivered 82 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All Segments

The Company implemented a new software system for patient billing in July 2005 and expects to implement new software for inventory tracking later in 2005. The majority of the cost of new information technology systems is expected to be financed through capital and operating lease agreements.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2005. The Company also had approximately $12,072,000 in borrowing capacity available under its revolving credit facility as of June 30, 2005.

RISK FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2005" and those described below.

- Flight volume - All CBM revenue and approximately 35% of HBM revenue is dependent upon flight volume. Approximately 37% of the Company's total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

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

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $94.1 million of indebtedness, of which approximately $71.6 million was outstanding (net of $7.8 million of cash) at June 30, 2005. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - The Company's senior revolving credit facility contains restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants will restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior revolving credit facility. Given factors beyond the Company's control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that to obtain such waivers, the Company will not be required to pay lenders significant cash or equity compensation.

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

- Fuel costs - Fuel accounted for 2.3% of total operating expenses for the six months ended June 30, 2005. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil has been at an all-time high. The Company cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on the Company's cost of operations and profitability. Generally, the Company's HBM customers pay for all fuel consumed in medical flights. However, the Company's ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. The Company does not currently have any agreements in place to hedge its fuel costs.

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 33% of any increases in hull and liability insurance may be passed through to the Company's HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's operating results and relationship with such hospitals. The January accidents did not have a material impact on the Company's hull and liability insurance rates as renewed in July 2005. However, in the six months ended June 30, 2005, the Company recorded an increase in expense of $790,000 for the self-insured portion of workers compensation premiums as a result of the accidents.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of June 30, 2005, the Company was aware of one foreign person who, according to public securities filings, is believed to hold approximately 9.9% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc., (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and AEC aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's monthly and hourly flight fees billed to its HBM customers may be limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to the Company's HBM customers.

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

Revenue Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related gross flight revenue for the six months ended June 30, 2005, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $1,478,000 in flight revenue.

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

Uncollectible Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on related net flight revenue for the six months ended June 30, 2005, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,065,000 in bad debt expense.

Deferred Income Taxes

In preparation of the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets and bad debt reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. The Company then assesses the likelihood that deferred tax assets will be recoverable from future taxable income and records a valuation allowance for those amounts it believes are not likely to be realized. Establishing or increasing a valuation allowance in a period increases income tax expense. The Company considers estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $20,313,000 outstanding against the line of credit and $22,026,000 in notes payable. Based on the amounts outstanding at June 30, 2005, the annual impact of a change of 100 basis points in interest rates would be approximately $423,000. Interest rates on these instruments approximate current market rates as of June 30, 2005.

Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of June 30, 2005, the Company was party to one interest rate swap agreement. The swap agreement provides that the Company will pay a 3.62% fixed interest rate on $889,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM  4.     CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective.

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

          None

ITEM 5.   OTHER INFORMATION

          None

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


                                               AIR METHODS CORPORATION



Date:  August 9, 2005                          By  /s/ Aaron D. Todd
                                                  ------------------------------
                                               Aaron D. Todd
                                               Chief Executive Officer


Date:  August 9, 2005                          By  /s/ Trent J. Carman
                                                  ------------------------------
                                               Trent J. Carman
                                               Chief Financial Officer


Date:  August 9, 2005                          By  /s/ Sharon J. Keck
                                                  ------------------------------
                                               Sharon J. Keck
                                               Chief Accounting Officer