Form 10-Q
period 2005-09-30
AIR METHODS CORP
filed 2005-11-09
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended      September 30, 2005
                                  ---------------------------------------------

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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes      No  X
                                           ---     ---

The number of shares of Common Stock, par value $.06, outstanding as of October 28, 2005, was 11,052,055.

                                    TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets - September 30, 2005 and
                       December 31, 2004 (unaudited)                                    1

                     Consolidated Statements of Operations for the three and nine
                       months ended September 30, 2005 and 2004 (unaudited)             3

                     Consolidated Statements of Cash Flows for the nine months ended
                       September 30, 2005 and 2004 (unaudited)                          5

                     Notes to Consolidated Financial Statements (unaudited)             7

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                         14

            Item 3.  Quantitative and Qualitative Disclosures about Market Risk        26

            Item 4.  Controls and Procedures                                           27


PART II.             OTHER INFORMATION

            Item 1.  Legal Proceedings                                                 28

            Item 2.  Changes in Securities                                             28

            Item 3.  Defaults upon Senior Securities                                   28

            Item 4.  Submission of Matters to a Vote of Security Holders               28

            Item 5.  Other Information                                                 28

            Item 6.  Exhibits                                                          28


SIGNATURES                                                                             29

                                   PART I: FINANCIAL INFORMATION

                             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                            (UNAUDITED)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2005            2004
                                                                    ------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                         $        3,066          2,603
  Current installments of notes receivable                                      64             61
  Receivables:
    Trade                                                                  122,976         89,218
    Less allowance for doubtful accounts                                   (42,739)       (26,040)
                                                                    ------------------------------
                                                                            80,237         63,178
    Other                                                                    2,284          4,520
                                                                    ------------------------------
      Total receivables                                                     82,521         67,698
                                                                    ------------------------------

  Inventories                                                                9,128          8,667
  Work-in-process on medical interiors and products contracts                1,550            645
  Assets held for sale                                                          --          5,705
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                    2,611          2,938
  Prepaid expenses and other                                                 2,437          2,686
                                                                    ------------------------------

      Total current assets                                                 101,377         91,003
                                                                    ------------------------------

Property and equipment:
  Land                                                                         190            190
  Flight and ground support equipment                                      140,700        137,742
  Furniture and office equipment                                            12,532         11,805
                                                                    ------------------------------
                                                                           153,422        149,737
  Less accumulated depreciation and amortization                           (60,704)       (52,985)
                                                                    ------------------------------

      Net property and equipment                                            92,718         96,752
                                                                    ------------------------------

Goodwill                                                                     6,485          6,485
Notes receivable, less current installments                                    116            572
Other assets, net of accumulated amortization of $2,585 and $2,108
  at September 30, 2005 and December 31, 2004, respectively                  9,377          9,911
                                                                    ------------------------------

      Total assets                                                  $      210,073        204,723
                                                                    ==============================

                                                                                       (Continued)

                            AIR METHODS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS, CONTINUED
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                           (UNAUDITED)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         2005           2004
                                                                    ----------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                                     $           --         5,105
  Current installments of long-term debt (note 3)                           11,331         6,041
  Current installments of obligations under capital leases                     563           410
  Accounts payable                                                           8,151         7,193
  Deferred revenue                                                           3,216         3,883
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                      262           309
  Accrued wages and compensated absences                                     8,137         3,668
  Deferred income taxes                                                      1,771         4,387
  Due to third party payers                                                  2,105         2,867
  Other accrued liabilities                                                  5,190         8,291
                                                                    ----------------------------

      Total current liabilities                                             40,726        42,154

Long-term debt, less current installments (note 3)                          59,887        72,693
Obligations under capital leases, less current installments                    459           249
Deferred income taxes                                                       16,306         8,284
Other liabilities                                                           11,027         8,264
                                                                    ----------------------------

      Total liabilities                                                    128,405       131,644
                                                                    ----------------------------

Stockholders' equity (note 5):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                                 --            --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
    issued 11,052,055 and 10,997,380 shares at September 30, 2005
    and December 31, 2004, respectively                                        663           660
  Additional paid-in capital                                                65,187        64,955
  Retained earnings                                                         15,818         7,464
  Treasury stock at par, 4,040 common shares at
    December 31, 2004                                                           --            --
                                                                    ----------------------------

      Total stockholders' equity                                            81,668        73,079
                                                                    ----------------------------

      Total liabilities and stockholders' equity                    $      210,073       204,723
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

                                 AIR METHODS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,           SEPTEMBER 30,
                                                          ------------------------------------------------
                                                             2005         2004        2005        2004
                                                          ------------------------------------------------
Revenue:
  Flight revenue                                          $   88,094      66,958     240,917      199,396
  Sales of medical interiors and products                      2,415       1,973       5,739        5,358
  Parts and maintenance sales and services                        24          18          70           84
  Gain on disposition of assets, net                               5          --          --           --
                                                          ------------------------------------------------
                                                              90,538      68,949     246,726      204,838
                                                          ------------------------------------------------
Operating expenses:
  Flight centers                                              28,265      23,979      80,542       70,142
  Aircraft operations                                         16,119      16,081      47,857       44,688
  Aircraft rental                                              4,608       3,911      13,370       10,773
  Medical interiors and products sold                          1,626         641       3,622        1,818
  Cost of parts and maintenance sales and services                23          19          88          103
  Depreciation and amortization                                3,022       2,729       8,890        8,140
  Bad debt expense                                            17,834       8,926      44,181       34,147
  Loss on disposition of assets, net                              --           8         376           34
  General and administrative                                   9,146       8,643      26,974       24,156
                                                          ------------------------------------------------
                                                              80,643      64,937     225,900      194,001
                                                          ------------------------------------------------

      Operating income                                         9,895       4,012      20,826       10,837

Other income (expense):
  Interest expense                                            (1,228)     (1,816)     (4,646)      (5,936)
  Loss on early extinguishment of debt (note 3)                   --          --      (3,104)          --
  Other, net                                                     361         182         694          745
                                                          ------------------------------------------------

Income before income tax expense and cumulative effect
  of change in accounting principle                            9,028       2,378      13,770        5,646

Income tax expense                                             3,530         926       5,416        2,220
                                                          ------------------------------------------------

Income before cumulative effect of change in accounting
  principle                                                    5,498       1,452       8,354        3,426

Cumulative effect of change in method of accounting for
  maintenance costs, net of income taxes  (note 2)                --          --          --        8,595

                                                          ------------------------------------------------
      Net income                                          $    5,498       1,452       8,354       12,021
                                                          ================================================

                                                                                             (Continued)

                                 AIR METHODS CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
                        (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                (UNAUDITED)


                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER  30,          SEPTEMBER  30,
                                                           -----------------------------------------------
                                                              2005         2004        2005        2004
                                                           -----------------------------------------------
Basic income per common share (note 4):
  Income before cumulative effect of change in accounting
    principle                                              $       .50         .13         .76         .32
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --          --          --         .79
                                                           -----------------------------------------------
  Net income                                               $       .50         .13         .76        1.11
                                                           ===============================================

Diluted income per common share (note 4):
  Income before cumulative effect of change in accounting
    principle                                              $       .47         .13         .72         .30
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                          --          --          --         .76
                                                           -----------------------------------------------
  Net income                                               $       .47         .13         .72        1.06
                                                           ===============================================

Weighted average number of common shares outstanding -
basic                                                       11,034,754  10,921,369  11,020,936  10,873,783
                                                           ===============================================

Weighted average number of common shares outstanding -
diluted                                                     11,634,024  11,296,854  11,536,716  11,272,876
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

                                       AIR METHODS CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (AMOUNTS IN THOUSANDS)
                                                      (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                      2005                 2004
                                                                               ---------------------------------------
Cash flows from operating activities:
  Net income                                                                   $            8,354              12,021
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                   8,890               8,140
    Bad debt expense                                                                       44,181              34,147
    Deferred income tax expense                                                             5,406               2,229
    Loss on retirement and sale of equipment, net                                             376                  34
    Loss on early extinguishment of debt                                                    3,104                  --
    Cumulative effect of change in method of accounting for maintenance                        --              (8,595)
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                        300                (715)
      Increase in receivables                                                             (59,004)            (37,243)
      Decrease (increase) in inventories                                                     (461)                264
      Increase in work-in-process on medical interiors and costs in excess of
        billings                                                                             (578)               (496)
      Increase in accounts payable, other accrued liabilities, and other
        liabilities                                                                         4,327               1,874
      Increase (decrease) in deferred revenue and billings in excess of costs                (714)              1,517
                                                                               ---------------------------------------
          Net cash provided by operating activities                                        14,181              13,177
                                                                               ---------------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                    (3,878)             (9,378)
  Proceeds from disposition and sale of equipment                                           1,070               1,217
  Decrease (increase) in notes receivable and other assets                                   (341)              1,447
                                                                               ---------------------------------------
          Net cash used by investing activities                                            (3,149)             (6,714)
                                                                               ---------------------------------------

                                                                                                         (Continued)

                       AIR METHODS CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (AMOUNTS IN THOUSANDS)
                                     (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                  -----------------------------------
                                                        2005               2004
                                                  -----------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net     $            235               771
  Payments for purchases of common stock                        --              (453)
  Net repayments under line of credit                         (353)              (86)
  Proceeds from issuance of long-term debt                  20,000             8,531
  Payments for debt issue costs                               (431)             (435)
  Payments of long-term debt                               (28,171)          (12,317)
  Debt retirement costs                                     (1,380)               --
  Payments of capital lease obligations                       (469)             (587)
                                                  -----------------------------------
      Net cash used by financing activities                (10,569)           (4,576)
                                                  -----------------------------------

Increase in cash and cash equivalents                          463             1,887

Cash and cash equivalents at beginning of period             2,603             5,574
                                                  -----------------------------------

Cash and cash equivalents at end of period        $          3,066             7,461
                                                  ===================================


Non-cash investing and financing activities:

In the nine months ended September 30, 2005, the Company settled notes payable of $5,105 in exchange for the aircraft securing the debt. The Company also settled a note payable totaling $346 by applying a purchase deposit against it and entered into a note payable of $396 to finance insurance policies and into capital lease obligations of $832 to finance the purchase of equipment.

In the nine months ended September 30, 2005, the Company wrote off $1,724 in debt origination costs and note discount related to the retirement of its subordinated debt.

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

In the nine months ended September 30, 2004, the Company entered into a note payable of $4,748 to finance the purchase of an aircraft which was held for sale as of September 30, 2004.



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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  LONG-TERM  DEBT
     ---------------

     On May 9, 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provided for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or
     (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In the second quarter of 2005, the Company wrote off $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt. In 2005 the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. Long-term debt consisted of the following at September 30, 2005, and December 31, 2004 (amounts in thousands):

                                                    September 30,   December 31,
                                                        2005            2004
                                                   ------------------------------
     Subordinated notes payable, net of discount   $           --         21,860
     New term loans (as described above)                   20,000             --
     Borrowings under revolving credit facility            14,366         14,719
     Other notes payable                                   36,852         42,155
                                                   ------------------------------
                                                           71,218         78,734
     Less current installments                            (11,331)        (6,041)
                                                   ------------------------------
                                                   $       59,887         72,693
                                                   ==============================


(4)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                          2005        2004
                                                                       ----------  ----------
     FOR QUARTER ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    11,034,754  10,921,369
       Dilutive effect of:
         Common stock options                                             119,672      68,201
         Common stock warrants                                            479,598     307,284
                                                                       ----------------------
      Weighted average number of common shares outstanding - diluted   11,634,024  11,296,854
                                                                       ======================

     FOR NINE MONTHS ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    11,020,936  10,873,783
       Dilutive effect of:
         Common stock options                                              44,342      90,704
         Common stock warrants                                            471,438     308,389
                                                                       ----------------------
       Weighted average number of common shares outstanding - diluted  11,536,716  11,272,876
                                                                       ======================

     Common stock options totaling 727,000 were not included in the diluted income per share calculation for the nine months ended September 30, 2005, because their effect would have been anti-dilutive. Common stock options totaling 640,000 were not included in the diluted income per share calculation for the three and nine months ended September 30, 2004, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the nine months ended September 30, 2005, consisted of the following (amounts in thousands except share amounts):

                                                          Shares
                                                        Outstanding  Amount
                                                        --------------------
       Balances at January 1, 2005                       10,993,340  $73,079

       Issuance of common shares for options exercised       58,715      235
       Net income                                                --    8,354
                                                        --------------------

       Balances at September 30, 2005                    11,052,055  $81,668
                                                        ====================

(6)  STOCK-BASED  COMPENSATION
     -------------------------

     The Company accounts for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company grants its options at or above market value, no compensation cost has been recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of FASB Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (amounts in thousands, except per share amounts):

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,           September 30,
                                                               2005         2004        2005        2004
                                                            -----------------------------------------------
          Net income before cumulative effect of change in
            accounting principle:
              As reported                                   $     5,498       1,452       8,354       3,426
              Pro forma                                           5,306       1,379       8,011       3,208

          Net income:
              As reported                                   $     5,498       1,452       8,354      12,021
              Pro forma                                           5,306       1,379       8,011      11,803

          Basic income per share before cumulative effect
            of change in accounting principle:
              As reported                                   $       .50         .13         .76         .32
              Pro forma                                             .48         .13         .73         .30

          Basic income per share:
              As reported                                   $       .50         .13         .76        1.11
              Pro forma                                             .48         .13         .73        1.09

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  STOCK-BASED  COMPENSATION,  CONTINUED
     -------------------------------------

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,        September 30,
                                                                2005       2004       2005       2004
                                                             -------------------------------------------
          Diluted income per share before cumulative effect
            of change in accounting principle:
              As reported                                    $      .47        .13        .72        .30
              Pro forma                                             .46        .12        .69        .28

          Diluted income per share:
              As reported                                    $      .47        .13        .72       1.06
              Pro forma                                             .46        .12        .69       1.05

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 0%; expected volatility of 36 % and 32%; expected life of 3 and 4 years; and risk-free interest rates of 4.0% and 3.3% The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004, was $2.55 and $2.94, respectively.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and provides for either a modified prospective or modified retrospective transition method for adopting the statement. The statement will be effective for the Company beginning with the first quarter of 2006. The Company expects to adopt the modified prospective method of implementation. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. The Company has not yet determined the financial statement impact of adopting Statement 123R.

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

                                                         Products   Corporate   Intersegment
     FOR QUARTER ENDED SEPTEMBER 30:     CBM      HBM    Division  Activities   Eliminations   Consolidated
     -------------------------------------------------------------------------------------------------------
     2005
     External revenue                  $61,831   26,292     2,415          --             --         90,538
     Intersegment revenue                   --       --     1,501          --         (1,501)            --
                                       ---------------------------------------------------------------------
     Total revenue                      61,831   26,292     3,916          --         (1,501)        90,538
                                       ---------------------------------------------------------------------

     Operating expenses                 34,635   21,094     2,990       2,211         (1,143)        59,787
     Depreciation & amortization         1,539    1,299       110          74             --          3,022
     Bad debt expense                   17,534      300        --          --             --         17,834
     Interest expense                      658      544        --          26             --          1,228
     Other, net                           (274)      --        --         (87)            --           (361)
     Income tax expense                     --       --        --       3,530             --          3,530
                                       ---------------------------------------------------------------------
     Segment net income (loss)         $ 7,739    3,055       816      (5,754)          (358)         5,498
                                       =====================================================================

     Total assets                      $83,463      N/A       N/A     128,774         (2,164)       210,073
                                       =====================================================================

     2004
     External revenue                  $43,507   23,469     1,973          --             --         68,949
     Intersegment revenue                   --       --     1,674          --         (1,674)            --
                                       ---------------------------------------------------------------------
     Total revenue                      43,507   23,469     3,647          --         (1,674)        68,949
                                       ---------------------------------------------------------------------

     Operating expenses                 30,121   20,220     2,282       2,219         (1,560)        53,282
     Depreciation & amortization         1,342    1,261        74          52             --          2,729
     Bad debt expense                    8,696      230        --          --             --          8,926
     Interest expense                      920      871        --          25             --          1,816
     Other, net                           (237)      --        --          55             --           (182)
     Income tax expense                     --       --        --         926             --            926
                                       ---------------------------------------------------------------------
     Segment net income (loss)         $ 2,665      887     1,291      (3,277)          (114)         1,452
                                       =====================================================================

     Total assets                      $65,821      N/A       N/A     142,055         (2,164)       205,712
                                       =====================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  BUSINESS SEGMENT INFORMATION, CONTINUED
     ---------------------------------------

                                                               Products   Corporate   Intersegment
     FOR NINE MONTHS ENDED SEPTEMBER 30:       CBM      HBM    Division  Activities   Eliminations   Consolidated
     -------------------------------------------------------------------------------------------------------------
     2005
     External revenue                       $167,026   73,961     5,739          --             --        246,726
     Intersegment revenue                         --       --     5,946          --         (5,946)            --
                                            ----------------------------------------------------------------------
     Total revenue                           167,026   73,961    11,685          --         (5,946)       246,726
                                            ----------------------------------------------------------------------

     Operating expenses                      101,174   60,875     8,842       6,585         (4,647)       172,829
     Depreciation & amortization               4,483    3,890       316         201             --          8,890
     Bad debt expense                         43,527      654        --          --             --         44,181
     Interest expense                          2,427    2,140        --          79             --          4,646
     Loss on early extinguishment of debt         --       --        --       3,104                         3,104
     Other, net                                 (733)      --        --          39             --           (694)
     Income tax expense                           --       --        --       5,416             --          5,416
                                            ----------------------------------------------------------------------
     Segment net income (loss)              $ 16,148    6,402     2,527     (15,424)        (1,299)         8,354
                                            ======================================================================

     Total assets                           $ 83,463      N/A       N/A     128,774         (2,164)       210,073
                                            ======================================================================

     2004
     External revenue                       $133,390   66,090     5,358          --             --        204,838
     Intersegment revenue                         --       --     5,607          --         (5,607)            --
                                            ----------------------------------------------------------------------
     Total revenue                           133,390   66,090    10,965          --         (5,607)       204,838
                                            ----------------------------------------------------------------------

     Operating expenses                       86,310   57,083     7,026       6,250         (4,955)       151,714
     Depreciation & amortization               4,051    3,757       182         150             --          8,140
     Bad debt expense                         33,917      230        --          --             --         34,147
     Interest expense                          2,976    2,817        --         143             --          5,936
     Other, net                                 (690)      --        --         (55)            --           (745)
     Income tax expense                           --       --        --       2,220             --          2,220
                                            ----------------------------------------------------------------------
     Segment net income (loss) before
       cumulative effect of change in
       accounting principle                    6,826    2,203     3,757      (8,708)          (652)         3,426
     Cumulative effect of change in
       accounting principle, net                  --       --        --       8,595             --          8,595
                                            ----------------------------------------------------------------------
     Segment net income (loss)              $  6,826    2,203     3,757        (113)          (652)        12,021
                                            ======================================================================

     Total assets                           $ 65,821      N/A       N/A     142,055         (2,164)       205,712
                                            ======================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)  SUBSEQUENT EVENT
     ----------------

     In September 2003, the Company's pilots voted to be represented by the Office and Professional Employees International Union, Local 109. Negotiations on a collective bargaining agreement began in early 2004 and consensus has been reached on a majority of the non-economic issues under consideration. However, the economic demands of the union have continued to be significantly higher than the Company's offers. In November 2005, the Company provided a settlement offer to the union which included changes to base salary and overtime pay and to the Company's contribution to defined contribution retirement plans (401k plans). Under the Company's proposed settlement, pay for overtime shifts would increase from regular pay rates to 1.5 times regular pay rates. The Company currently maintains two 401k plans. Under one plan, the Company contributes 2% of gross pay for all eligible employees and matches 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, the Company matches 30% of the employees' contributions up to 6% of their gross pay. In the proposed settlement, the Company will contribute up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. The estimated impact of the proposed change in base salary is $2.8 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plans, the effect on the Company's financial statements cannot presently be quantified. The Company has also not yet determined the extent to which, if any, the impact of the settlement offer may be offset by price increases. There can be no assurance that the Company's offer will be accepted by the union or that the Company will not be subject to a work stoppage if the parties are unable to come to an agreement.

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

OVERVIEW

The Company provides air medical transportation services throughout the United States and designs, manufactures, and installs medical aircraft interiors and other aerospace products for domestic and international customers. The Company's divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2005, the CBM Division generated 68% of the Company's total revenue, increasing from 65% in the nine months ended September 30, 2004.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 62% of total contract revenue) and hourly flight fees (approximately 38% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2005, the HBM Division generated 30% of the Company's total revenue, decreasing from 32% in 2004.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2005 the Products Division generated 2% of the Company's total revenue, compared to 3% in 2004.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

The Company believes that the following factors have the greatest impact on its results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to approximately 38% of HBM revenue. By contrast, approximately 62% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the distribution of calls within a market, the greatest single factor has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper the Company's ability to operate its aircraft safely and, therefore, result in reduced flight volume. In recent years, the air medical transportation industry has experienced an increase in the rate of base expansion, especially for CBM operations. Continued growth in capacity may have a downward pressure on the flight volume per individual base. Total patient transports for CBM operations were approximately 8,700 and 24,000 for the quarter and nine months ended September 30, 2005, respectively, compared to approximately 8,000 and 23,000 for the quarter and nine months ended September 30, 2004, respectively. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 8,100 and 22,200 in the quarter and nine months ended September 30, 2005, respectively, compared to approximately 7,900 and 22,600 in the quarter and nine months ended September 30, 2004, respectively. Cancellations due to adverse weather conditions were approximately 18.7% higher in the nine-month period of 2005 compared to 2004 for bases which had been in operation for longer than one year.

- RECEIVABLE COLLECTIONS. The Company responds to calls for air medical transports without pre-screening the creditworthiness of the patient. For CBM and HBM at-risk operations, bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The Company increased prices for its CBM operations approximately 10% effective September 2004 and an additional 7% effective March 2005. Net revenue after bad debt expense per transport increased 16.9% and 18.9% for the quarter and nine months ended September 30, 2005, respectively, compared to the prior year. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, decreased from 49.3% and 48.5% of related gross flight revenue for the quarter and nine months ended September 30, 2004, respectively, to 47.5% and 46.4% for the quarter and nine months ended September 30, 2005, respectively. In 2004 the Company increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director. In the third quarter of 2005, the Company also upgraded its software systems for patient billing. The Company believes that these organizational changes to the billing department resulted in more timely billing and follow up on outstanding accounts and, therefore, in an improvement in collection rates.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Three models of aircraft within the Company's fleet, representing approximately 27% of the rotor wing fleet, have been out of production for an extended period of time and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. The Company entered into two long-term purchase commitments in 2004 for a total of 25 aircraft and into an additional purchase commitment in the third quarter of 2005 for six aircraft. All new aircraft delivered under these commitments are expected to replace the discontinued models and other older aircraft over the next five to seven years. As of September 30, 2005, the Company had taken delivery of ten aircraft under these commitments. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs because of warranty coverage. Total maintenance expense for CBM and HBM operations decreased 6.3% in the third quarter of 2005 compared to the third quarter of 2004 and increased 4.9% in the nine months ended September 30, 2005, compared to 2004. Total flight volume for CBM and HBM operations increased 14.0% and 9.4%, respectively, over the same periods. In the third quarter of 2005, the Company began to realize some of the benefits of its efforts to modernize its fleet, as deliveries of new aircraft allowed the Company to redeploy some older models into lower utilization markets or into the backup fleet. In addition, engine upgrades performed in prior periods and standard pricing contracts covering several key components of certain models of aircraft contributed to lower operating costs during the third quarter of 2005. Fewer engine overhauls were performed during the third quarter of 2005 compared to the prior year, due to normal operating cycles.

- COST PRESSURES ON HEALTHCARE INSTITUTIONS. Publicly and privately funded healthcare institutions both face pressures to reduce the rising cost of healthcare and to modify or eliminate certain non-core operations as a result of reductions in funding. Flight programs based at a single hospital typically require subsidization from other hospital operations. As a result, a growing number of healthcare institutions are evaluating their delivery model for air medical transportation services, creating expansion opportunities for CBM operations. In the first quarter of 2005, the CBM division commenced operations at two new bases in California which had previously been a hospital-based flight program with another operator. Within the past two years, two of the Company's HBM customers have opted to retain the Company's services to expand their operations to satellite bases under a risk-sharing model. The Company expects the trend toward conversion of HBM programs to CBM operations to continue as healthcare institutions recognize the viable alternatives available for outsourcing.

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

- EMPLOYEE RELATIONS. In September 2003, the Company's pilots voted to be represented by the Office and Professional Employees International Union, Local 109. Negotiations on a collective bargaining agreement began in early 2004 and consensus has been reached on a majority of the non-economic issues under consideration. However, the economic demands of the union have continued to be significantly higher than the Company's offers. In November 2005, the Company provided a settlement offer to the union which included changes to base salary and overtime pay and to the Company's contribution to defined contribution retirement plans (401k plans). Under the Company's proposed settlement, pay for overtime shifts would increase from regular pay rates to 1.5 times regular pay rates. The Company currently maintains two 401k plans. Under one plan, the Company contributes 2% of gross pay for all eligible employees and matches 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, the Company matches 30% of the employees' contributions up to 6% of their gross pay. In the proposed settlement, the Company will contribute up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. The estimated impact of the proposed change in base salary is $2.8 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plan, the effect on the Company's financial statements cannot presently be quantified. The Company has also not yet determined the extent to which, if any, the impact of the settlement offer may be offset by price increases. There can be no assurance that the Company's offer will be accepted by the union or that the Company will not be subject to a work stoppage if the parties are unable to come to an agreement. Other employee groups may also elect to be represented by unions in the future.

RESULTS  OF  OPERATIONS

The Company reported net income of $5,498,000 and $8,354,000 for the three and nine months ended September 30, 2005, respectively, compared to net income of $1,452,000 and $12,021,000 for the three and nine months ended September 30, 2004, respectively. Net income for the nine months ended September 30, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000), as discussed more fully in Note 3 to the consolidated financial statements included in Item 1 of this report. Net income for the nine months ended September 30, 2004, included the cumulative effect of a change in accounting principle of $8,595,000 (net of income tax effect of $5,495,000), as discussed more fully in Note 2 to the consolidated financial statements included in Item 1 of this report.

Operating income was $9,895,000 and $20,826,000 for the quarter and nine months ended September 30, 2005, respectively, compared to $4,012,000 and $10,837,000 for the quarter and nine months ended September 30, 2004, respectively. Growth in operating income for 2005 was partly due to an increase in flight volume for CBM and HBM operations, resulting primarily from the opening of new bases or base expansions. In addition, net reimbursement for CBM operations (revenue after Medicare/Medicaid discounts and bad debt expense) improved 18.8% and 19.7% for the quarter and nine months ended September 30, 2005, compared to the prior year.

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT  REVENUE  increased $21,136,000, or 31.6%, and $41,521,000, or 20.8%, for
the quarter and nine months ended September 30, 2005, respectively, compared to 2004. Flight revenue is generated by both CBM and HBM operations and is recorded net of Medicare/Medicaid discounts.

- CBM - Flight revenue increased $18,318,000, or 42.1%, to $61,807,000 for the third quarter of 2005 and $33,657,000, or 25.2%, to $166,963,000 for
     the  nine  months  ended  September  30,  2005,  for the following reasons:
     - Incremental revenue of $4,506,000 and $12,724,000 for the quarter and nine months ended September 30, 2005, respectively, from the addition of 10 new CBM bases either during or subsequent to the nine months ended September 30, 2004.

     - Closure of three bases either during or subsequent to the nine months ended September 30, 2004, resulting in a decrease in revenue of approximately $575,000 and $1,891,000 for the quarter and nine months ended September 30, 2005, respectively.
     - Average price increases of approximately 10% for all CBM operations effective September 1, 2004, and approximately 7% effective March 1, 2005.
     - Change in Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations increased 3.2% in the third quarter of 2005 compared to the third quarter of 2004, but decreased 1.5% in the nine months ended September 30, 2005, compared to the prior year. The increase in flight volume during the third quarter is partly attributed to an improvement in aircraft availability with the deployment of newer models of aircraft in certain regions. The decrease in flight volume during the nine-month period is primarily attributed to adverse weather conditions in the first quarter of 2005. Cancellations due to unfavorable weather conditions were approximately 30.6% higher in the first quarter of 2005 compared to the first quarter of 2004.
     - Increase caused by a change in payer mix to a lower percentage of Medicare/Medicaid transports, resulting in lower contractual discounts which are offset against flight revenue. The decrease in contractual discounts in 2005 was offset in part by an increase in bad debt expense. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.

- HBM - Flight revenue increased $2,818,000, or 12.0%, to $26,287,000 for the third quarter of 2005 and $7,864,000, or 11.9%, to $73,954,000 for the nine months  ended  September  30,  2005,  for  the  following  reasons:
     - Revenue of $2,122,000 and $5,399,000 for the quarter and nine months ended September 30, 2005, respectively, from the addition of two new bases and the expansion of eight contracts either during or subsequent to the nine months ended September 30, 2004.
     - Discontinuation of service under one contract during the first quarter of 2004, resulting in a decrease in revenue of approximately $88,000 in the nine months ended September 30, 2005.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 3.9% in flight volume for the quarter ended September 30, 2005, for all contracts excluding the new contracts, contract expansions, and the discontinued contract discussed above. Flight volume, taking into account the same exclusions, was basically unchanged in the nine months ended September 30, 2005, compared to 2004.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $4,286,000, or 17.9%, and $10,400,000, or 14.8%, for the quarter and nine months ended September 30, 2005, respectively, compared to 2004. Flight center costs included an increase of $674,000 in workers compensation expense for the nine months ended September 30, 2005, respectively, as a result of two fatal accidents experienced during the first quarter. Other changes by business segment are as follows:

- CBM - Flight center costs increased $2,903,000, or 18.9% to $18,240,000 and $7,438,000, or 16.6%, to $52,199,000 for the quarter and nine months ended September 30, 2005, for the following reasons:
     - Increases of approximately $1,498,000 and $4,962,000 for the quarter and nine months ended September 30, 2005, for the addition of personnel to staff new base locations described above.
     - Decreases of approximately $351,000 and $1,152,000 for the quarter and nine months ended September 30, 2005, due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

- HBM - Flight center costs increased $1,383,000, or 16.0%, to $10,025,000 and $2,962,000, or 11.7%, to $28,343,000 for the quarter and nine months ended September 30, 2005, primarily due to the following:
     - Increases of approximately $515,000 and $1,529,000 for the quarter and nine months ended September 30, 2005, for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $35,000 for the nine months ended September 30, 2005, due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $38,000, or 0.2%, and $3,169,000, or 7.1%, for the quarter and nine months ended September 30, 2005, respectively, in comparison to the three and nine months ended September 30, 2004. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 16 helicopters for CBM operations and 9 for HBM operations either during or subsequent to the first nine months of 2004, resulting in increases of approximately $943,000 and $2,909,000 for the three and nine months ended September 30, 2005, respectively.
- Increases of approximately $109,000 and $231,000 in fuel costs for the quarter and nine months ended September 30, 2005, respectively, as a result of the addition of new CBM bases, net of the impact of closed CBM bases. The addition of new HBM bases and expansion of HBM programs did not have a material impact on fuel costs because HBM customers typically pay for all fuel consumed in medical flights.
- Increases of approximately 26.2% and 21.9% in the cost of aircraft fuel per hour flown for the quarter and nine months ended September 30, 2005, respectively.
-    Decrease  in  hull  insurance  rates  effective July 2004 and again in July
     2005.
- Decrease in maintenance costs for the third quarter of 2005 compared to the third quarter of 2004. Excluding the impact of new aircraft described above, maintenance costs decreased approximately 11.6% during the third quarter and remained relatively unchanged for the nine-month period of 2005. Engine upgrades performed in prior periods and standard pricing contracts covering several key components of certain models of aircraft contributed to lower operating costs during the third quarter. In addition, deliveries of new aircraft allowed the Company to redeploy some older models into lower utilization markets or into the backup fleet. Fewer engine overhauls were also performed during the third quarter of 2005 compared to the prior year, due to normal operating cycles.

AIRCRAFT RENTAL EXPENSE increased $697,000, or 17.8%, and $2,597,000, or 24.1%, for the quarter and nine months ended September 30, 2005, respectively, in comparison to the quarter and nine months ended September 30, 2004. Incremental rental expense for 19 leased aircraft added to the Company's fleet, either during or subsequent to the first nine months of 2004, totaled $1,049,000 and $2,817,000 in the quarter and nine months ended September 30, 2005, respectively. The increase for new aircraft was offset in part by refinancing eleven aircraft at lower lease rates during the nine months ended September 30, 2005.

BAD  DEBT EXPENSE increased $8,908,000, or 99.8%, and $10,034,000, or 29.4%, for
the quarter and nine months ended September 30, 2005, in comparison to the prior year. Bad debt as a percentage of related net flight revenue was 28.3% and 26.1% for the quarter and nine months ended September 30, 2005, respectively, compared to 20.3% and 25.5% for the quarter and nine months ended September 30, 2004, respectively, primarily as the result of a change in payer mix. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, decreased from 49.3% of related gross flight revenue for the third quarter of 2004 to 47.5% for the third quarter of 2005, and from 48.5% for the nine months ended September 30, 2004, to 46.4% for the nine months ended September 30, 2005. The Company believes that the improvement in collection rates is primarily the result of organizational changes within its billing department which provided for more timely billing and follow up on outstanding accounts. Bad debt expense related to the Products Division was not significant in either 2005 or 2004.

PRODUCTS  DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $442,000, or 22.4%, and $381,000, or 7.1%, for the quarter and nine months ended September 30, 2005, compared to 2004. In the first quarter of 2005, the Company completed production of 11 Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and 19 litter systems for the U.S. Army's Medical Evacuation Vehicle
(MEV). In 2005, the Company also continued production of 13 additional HH60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and two modular medical interiors for a commercial customer. Revenue by product line for the quarter and nine months ended September 30, 2005, respectively, was as follows:
- $1,235,000 and $2,824,000 - design and manufacture of multi-mission interiors
- $546,000 and $1,348,000 - manufacture and installation of modular medical interiors
- $634,000 and $1,567,000 - design and manufacture of other aerospace products

Significant projects in 2004 included production of 13 HH-60L units, 40 MEV units, and a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department. Revenue by product line for the quarter and nine months ended September 30, 2004, respectively, was as follows:
- $1,360,000 and $3,381,000 - design and manufacture of multi-mission interiors
- $85,000 and $544,000 - manufacture and installation of modular medical interiors
- $528,000 and $1,433,000 - design and manufacture of other aerospace products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $985,000, or 153.7%, and $1,804,000, or 99.2%, for the quarter and nine months ended September 30, 2005, respectively, compared to the prior year. The average net margin earned on projects during 2005 was 30.9% for the third quarter and 28.4% for the nine-month period compared to 49.6% for the third quarter and 48.1% for the nine-month period in 2004, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.


GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $293,000, or 10.7%, and $750,000, or 9.2%, for the quarter and nine months ended September 30, 2005, respectively, compared to 2004, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment, a new patient billing software system and related hardware, and office and medical equipment for the new bases described above.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $503,000, or 5.8%, and $2,818,000, or 11.7%, for the quarter and nine months ended September 30, 2005, respectively, compared to 2004, reflecting an increase in billing and collections and CBM program administration staff and in pilot training costs to manage the growth in the Company's operations. G&A expenses include accounting and finance, billing and collections, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. G&A expenses were 10.1% and 10.9% of revenue for the quarter and nine months ended September 30, 2005, respectively, compared to 12.5% and 11.8% of revenue for the quarter and nine months ended September 30, 2004, respectively.

INTEREST EXPENSE decreased $588,000, or 32.4%, and $1,290,000, or 21.7%, in the quarter and nine months ended September 30, 2005, respectively, compared to 2004, partly as a result of regularly scheduled payments of long-term debt and decreased borrowings against the Company's line of credit. The average balance outstanding against the line was approximately $15.0 million and $16.4 million during the quarter and nine months ended September 30, 2005, respectively, compared to $16.5 million and $18.5 million during the quarter and nine months ended September 30, 2004, respectively. In addition, in May 2005, the Company repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 6.7% during 2005. The remainder of the repayment was funded by draws against the line of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for the nine months ended September 30, 2005, totaled $3,104,000 and related to the repayment of $23 million in subordinated debt in May 2005. The Company wrote off approximately $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

INCOME TAX EXPENSE was $3,530,000 and $5,416,000 in the quarter and nine months ended September 30, 2005, respectively, and $926,000 and $2,220,000 in the quarter and nine months ended September 30, 2004, respectively, at an effective rate of approximately 39%.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had working capital of $60,651,000 as of September 30, 2005, compared to $48,849,000 at December 31, 2004. The change in working capital position is primarily attributable to the following:
- Increase of $14,823,000 in net receivables consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. In addition, days' sales outstanding for CBM operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding net accounts receivable, increased from 101 days at December 31, 2004, to 117 days at September 30, 2005. The increase is primarily due to a software systems conversion in the billing department during the third quarter of 2005 which the Company believes slowed the pace of collections temporarily.
- Increase of $5,290,000 in current installments of long-term debt, primarily because of $4.5 million of principal payments due in 2006 for new term loans into which the Company entered during the second quarter of 2005.

SOURCES  AND  USES  OF  CASH

The Company had cash and cash equivalents of $3,066,000 as of September 30, 2005, compared to $2,603,000 at December 31, 2004. Cash generated by operations in the nine months ended September 30, 2005, totaled $14,181,000 compared to $13,177,000 in 2004. Receivable balances, net of bad debt expense, increased $14,823,000 in 2005 compared to $3,096,000 in 2004, reflecting continued growth in CBM and HBM revenue, an improved net reimbursement rate for CBM operations, and the increase in days' sales outstanding as described above. Balances for accounts payable and other accrued liabilities increased $4,327,000 in 2005, compared to $1,874,000 in 2004, due in part to the timing of the bi-weekly payroll processing; the nine-month period of 2005 included 19 bi-weekly pay dates compared to 20 in the nine-month period of 2004.

Cash used by investing activities totaled $3,149,000 in 2005 compared to $6,714,000 in 2004. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, information systems hardware and software, and upgrades to aircraft, engines, and avionics systems. In 2005 the Company received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. In 2004 the Company received $1.2 million for the sale of one of its aircraft which was leased back from the buyer and approximately $1.3 million from the refund of deposits for the purchase of new aircraft, primarily through the arrangement of long-term operating lease financing.

Financing activities used $10,569,000 in 2005 compared to $4,576,000 in 2004. In 2005, the Company used $20 million of term loan proceeds and additional draws against its line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. The Company also paid $431,000 in debt issuance costs, primarily associated with the amendment to its senior revolving credit facility in May 2005. The Company used proceeds from new note agreements originated in 2004 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems and other capital expenditures. The other primary use of cash in both 2005 and 2004 was regularly scheduled payments of long-term debt and capital lease obligations.

In May 2005, the Company amended and restated its senior revolving credit facility and repaid its subordinated debt facility. The amendment provided for, among other things, $20 million of term loans, an extension of the maturity date to March 31, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. The term loans and the revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders plus an applicable margin ranging from 0.50% to 1.50% or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.75%. Principal payments on the term loans will commence in April 2006 and total $4.5 million in 2006, $6 million in 2007, $3 million in 2008, $2 million in 2009, and $4.5 million in 2010. In 2005 the effective interest rate on the subordinated debt, including amortization of debt origination costs and note discount, was 16.2%. The term loans bore interest at an effective rate of approximately 6.7% during 2005. As of September 30, 2005, the Company was in compliance with the covenants of the senior revolving credit facility.

In August 2005, the Company entered into a commitment agreement to purchase six Eurocopter EC135 helicopters for approximately $23.0 million, with deliveries scheduled in 2006. In October 2005, the Company also entered into a purchase commitment for four Eurocopter AS350 helicopters for approximately $6.1 million; delivery of one aircraft is scheduled for 2005 with the remaining aircraft expected to be delivered in 2006.

OUTLOOK  FOR  2005

The statements contained in this Outlook are based on current expectations. These statements are forward looking, and actual results may differ materially. The Company undertakes no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2005, the Company purchased the operations of a hospital-based program which had been served by another vendor in northern California and expanded it from one base to two. The Company also discontinued operations at a base in Missouri due to low flight volume. During the third quarter of 2005, the Company began operations at two new bases and expects to open one new base in the southeast region during the fourth quarter. CBM flight volume at all other locations is expected to be consistent with historical levels during the remainder of 2005, subject to seasonal, weather-related fluctuations.

Effective October 1, 2005, the Company increased prices for its CBM operations an average of 5%.

Hospital-Based  Model

In 2005, the Company expanded five contracts in Utah, Minnesota, Virginia, West Virginia, and Oklahoma to additional satellite bases. The Company expects similar expansions under one other contract during the fourth quarter of 2005. Twelve hospital contracts were due for renewal in 2005. All have been renewed for terms ranging from one to five years. During the fourth quarter of 2005, the Company suspended operations under its contract in Puerto Rico pending settlement of outstanding receivable balances; resumption of operations is still under negotiation with the customer. The Company expects flight activity for continuing hospital contracts to remain consistent with historical levels for the remainder of 2005.

Products  Division

In the second quarter of 2005, the Company received an order for eleven additional HH-60L units. As of September 30, 2005, the Company was continuing the production of 21 MEV units and thirteen HH-60L units, including the eleven units ordered in the second quarter, and the installation of an avionics system in a helicopter for an HBM customer. Remaining revenue for all contracts in process as of September 30, 2005, is estimated at $4.1 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. The Company has already completed 26 HH-60L units under the program, in addition to the thirteen currently under contract. The U.S. Army has also forecasted a requirement for a total of 119 MEV units over four years; the Company has previously delivered 82 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All  Segments

The Company implemented a new software system for patient billing in July 2005 and expects to implement new software for inventory tracking in 2006.

There can be no assurance that the Company will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for its HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated level of HBM and CBM flight activity and the projects in process for the Products Division, the Company expects to generate sufficient cash flow to meet its operational needs throughout the remainder of 2005. The Company also had approximately $18,020,000 in borrowing capacity available under its revolving credit facility as of September 30, 2005.

RISK  FACTORS

Actual results achieved by the Company may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed above in "Outlook for 2005" and those described below.

- Flight volume - All CBM revenue and approximately 38% of HBM revenue is dependent upon flight volume. Approximately 38% of the Company's total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on the Company's operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

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

- Highly leveraged balance sheet - The Company is obligated under debt facilities providing for up to approximately $92.9 million of indebtedness, of which approximately $69.2 million was outstanding (net of $3.1 million of cash) at September 30, 2005. If the Company fails to meet its payment obligations or otherwise defaults under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against the Company. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the Company, petition a court to appoint a receiver for the Company, and initiate involuntary bankruptcy proceedings against the Company. If lenders exercise their rights and remedies, the Company's assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - The Company's senior revolving credit facility contains restrictive financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants may restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact the Company's ability to implement its business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior revolving credit facility. Given factors beyond the Company's control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that the Company will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, the Company will be able to obtain waivers from the lenders, or that to obtain such waivers, the Company will not be required to pay lenders significant cash or equity compensation.

- Employee unionization - In September 2003, the Company's pilots voted to be represented by a collective bargaining unit. Negotiations on a collective bargaining agreement began in early 2004 and consensus has been reached on a majority of the non-economic issues under consideration. However, the economic demands of the union have continued to be significantly higher than the Company's offers. In November 2005, the Company provided a settlement offer to the union which included changes to base salary and overtime pay and to the Company's contribution to the defined contribution retirement plan (401k plan). The estimated impact of the proposed change in base salary is $2.8 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plan, the effect on the Company's financial statements cannot presently be fully quantified. The Company has also not yet determined the extent to which, if any, the impact of the settlement offer may be offset by price increases. There can be no assurance that the Company's offer will be accepted by the union or that the Company will not be subject to a work stoppage if the parties are unable to come to an agreement. Other employee groups may also elect to be represented by unions in the future.

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the Federal Aviation Administration, which impose significant compliance costs on the Company. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from customers. Changes in laws or regulations, such as the minimum weather standards for flight acceptance which are expected to change in 2006, or reimbursement rates could have a material adverse impact on the Company's cost of operations or revenue from flight operations. In January 2005 the Company experienced two fatal accidents which are currently under investigation by the National Transportation Safety Board. The outcome of these investigations and the potential impact on the Company's operations cannot yet be ascertained.

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

- Fuel costs - Fuel accounted for 2.4% of total operating expenses for the nine months ended September 30, 2005. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil has been at an all-time high. The Company cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on the Company's cost of operations and profitability. Generally, the Company's HBM customers pay for all fuel consumed in medical flights. However, the Company's ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. The Company does not currently have any agreements in place to hedge its fuel costs.

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing the Company to potentially substantial liability claims arising out of the operation of aircraft. The Company may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify the Company against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, Company personnel perform medical procedures on transported patients, which may expose the Company to significant direct legal exposure to medical malpractice claims. The Company maintains general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believes that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on the Company's cost of operations. Approximately 42% of any increases in hull and liability insurance may be passed through to the Company's HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect the Company's operating results and relationship with such hospitals. The January accidents did not have a material impact on the Company's hull and liability insurance rates as renewed in July 2005. However, in the nine months ended September 30, 2005, the Company recorded an increase in expense of $790,000 for the self-insured portion of workers compensation premiums as a result of the accidents.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If the Company is unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of September 30, 2005, the Company was aware of one foreign person who, according to public securities filings, is believed to hold approximately 9.6% of outstanding Common Stock. Because the Company is unable to control the transfer of its stock, it is unable to assure that it can remain in compliance with these requirements in the future.

- Dependence on third party suppliers - The Company currently obtains a substantial portion of its helicopter spare parts and components from Bell Helicopter, Inc., (Bell) and American Eurocopter Corporation (AEC), because its fleet is composed primarily of Bell and AEC aircraft, and maintains supply arrangements with other parties for its engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, the Company believes it will not be subject to material interruptions or delays in obtaining aircraft parts and components but does not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on the Company. Because of its dependence upon Bell and AEC for helicopter parts, the Company may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. Increases in the Company's monthly and hourly flight fees billed to its HBM customers may be limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to the Company's HBM customers. The ability to pass on price increases for CBM operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations.

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

Revenue  Recognition

Fixed flight fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers. Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related gross flight revenue for the nine months ended September 30, 2005, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $2,337,000 in flight revenue.

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

Uncollectible  Receivables

The Company responds to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that the Company will continue to experience the same collection rates that it has in the past. Based on related net flight revenue for the nine months ended September 30, 2005, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,694,000 in bad debt expense.

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


ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of the Company's product sales and related receivables are payable in U.S. dollars. The Company is subject to interest rate risk on its debt obligations and notes receivable, most of which have fixed interest rates, except $14,366,000 outstanding against the line of credit and $21,976,000 in term loans and notes payable. Based on the amounts outstanding at September 30, 2005, the annual impact of a change of 100 basis points in interest rates would be approximately $363,000. Interest rates on these instruments approximate current market rates as of September 30, 2005.

Periodically the Company enters into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of September 30, 2005, the Company was party to one interest rate swap agreement. The swap agreement provides that the Company will pay a 3.62% fixed interest rate on $877,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM 4.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted to the Securities and Exchange Commission under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In the third quarter of 2005, the Company upgraded its hardware and software systems for patient billing.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          Not  Applicable

ITEM 2.   CHANGES  IN  SECURITIES

          Not  Applicable

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          Not  Applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2005 Annual Meeting of Stockholders was held on August 3, 2005. At the meeting, Messrs. Samuel H. Gray, Morad Tahbaz, and Aaron D. Todd were elected to Class II directorships. Voting results were as follows:

                                            Total Vote
                          Total Vote For  Withheld From
                          Each Director   Each Director
                          --------------  -------------
          Samuel H. Gray       8,778,232        976,570
          Morad Tahbaz         8,211,324      1,543,478
          Aaron D. Todd        8,806,830        947,972

          Following the meeting, George W. Belsey; Ralph J. Bernstein; David Kikumoto; Maj. Gen. Carl H. McNair, Jr. (Ret.); Lowell D. Miller, Ph. D.; and Paul Tate continued to serve as directors.

          Stockholders rejected the 2005 Equity Compensation Plan which had been adopted by the Board of Directors in June 2005, subject to stockholder approval. Voting results were as follows:

                  For      Against   Abstain/Broker Non-Vote
               ---------  ---------  -----------------------
               2,290,563  2,530,411                4,937,645

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS

         10.1 Aircraft purchase agreement, dated August 10, 2005, between Air Methods Corporation and American Eurocopter, LLC

         10.2 Aircraft purchase agreement, dated August 10, 2005, between Air Methods Corporation and American Eurocopter, LLC

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


                                       AIR METHODS CORPORATION


Date:  November 9, 2005                By  \s\  Aaron D. Todd
                                         --------------------------------------
                                       Aaron D. Todd
                                       Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 9, 2005                By  \s\  Trent J. Carman
                                         --------------------------------------
                                       Trent J. Carman
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date:  November 9, 2005                By  \s\  Sharon J. Keck
                                         --------------------------------------
                                       Sharon J. Keck
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)