Form 10-K
period 2005-12-31
AIR METHODS CORP
filed 2006-03-16
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K

 (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2005
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------

                        COMMISSION FILE NUMBER   0-16079
                                                --------

                             AIR METHODS CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       84-0915893
 (State or other jurisdiction               (I.R.S. employer identification no.)
of incorporation or organization)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large  accelerated Filer [ ]   Accelerated Filer [X]   Non-accelerated Filer [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act.)  Yes  [ ]   No  [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $77,163,000

The number of outstanding shares of Common Stock as of February 24, 2006, was 11,615,590.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                        Page
                                                                        ----

                                     PART I
ITEM 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            General. . . . . . . . . . . . . . . . . . . . . . . . . . .   1
            Contracts in Process . . . . . . . . . . . . . . . . . . . .   3
            Employees. . . . . . . . . . . . . . . . . . . . . . . . . .   3
            Government Regulation. . . . . . . . . . . . . . . . . . . .   4
            Internet Address . . . . . . . . . . . . . . . . . . . . . .   4

ITEM 1A.    RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . .   4

ITEM 1B.    UNRESOLVED STAFF COMMENTS. . . . . . . . . . . . . . . . . .   9

ITEM 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .   9
            Facilities . . . . . . . . . . . . . . . . . . . . . . . . .   9
            Equipment and Parts  . . . . . . . . . . . . . . . . . . . .   9

ITEM 3..    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .  10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .  10


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .  11

ITEM 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . .  12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .  14
            Overview . . . . . . . . . . . . . . . . . . . . . . . . . .  14
            Results of Operations. . . . . . . . . . . . . . . . . . . .  16
            Liquidity and Capital Resources. . . . . . . . . . . . . . .  22
            Outlook for 2006 . . . . . . . . . . . . . . . . . . . . . .  26
            Critical Accounting Policies . . . . . . . . . . . . . . . .  26
            New Accounting Standards . . . . . . . . . . . . . . . . . .  28

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .  28

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . .  28

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .  29

ITEM 9A.    CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .  29

ITEM 9B.    OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .  29


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . .  30

ITEM 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  33

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .  39

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .  41

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . .  42


                                    PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. . . . . . . . . IV-1

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . IV-4

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was originally incorporated in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two separate operating models: the Community-Based Model (CBM) and the Hospital-Based Model (HBM). In October 2002, we acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH), a Delaware limited liability company which conducted both CBM and HBM operations. RMH, Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. As of December 31, 2005, our CBM division provided air medical transportation services in 17 states, while our HBM division provided air medical transportation services to hospitals located in 26 states and Puerto Rico under operating agreements with original terms ranging from one to ten years. Under both CBM and HBM operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this report.

Community-Based  Model

CBM services, also referred to as independent provider operations, are performed by our LifeNet Division and include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. CBM aircraft are typically based at fire stations or airports. CBM revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from operations to fluctuate accordingly.

Following the acquisition of RMH in October 2002, its CBM operations were combined with our already existing CBM division. The division operates 89 helicopters and two fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 17 states, with concentrations in the Southwest, Midwest, and Southeast. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

In 2005 we purchased the operations of a hospital-based program which had been served by another vendor in northern California and expanded it from one base to two. We also opened new bases in Missouri and South Carolina and discontinued operations at a base in Missouri in early 2005 due to insufficient flight volume. In 2005 the U.S. Army directed all of its bases within the U.S. to obtain civilian support for air medical transportation needs. In 2005 we were awarded a contract to provide services to one military base beginning in late 2005 for a one-year term and a contract to provide services for a second military base beginning in 2006 for a one-year term; both contracts have renewal clauses which are subject to continued government funding.

In August 2005, we responded to requests from hospital officials to evacuate patients and staff from hospitals and other locations within the New Orleans metropolitan area in the aftermath of Hurricane Katrina. All of our costs incurred in the evacuation effort were ultimately reimbursed by the Federal Emergency Management Agency (FEMA). FEMA also awarded us a contract to provide air medical transportation services in the Gulfport, Mississippi, region through the end of 2005. This contract was replaced by a 60-day contract with the State of Mississippi in January 2006.

Communications and dispatch operations for substantially all CBM locations are conducted from our national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed from our offices in San Bernardino, California, and Bountiful, Utah.

Competition for the CBM division comes primarily from four national operators (OmniFlight, Inc.; PHI, Inc.; CJ Systems, Inc.; and Air Evac Services, Inc.) and from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. We believe that our competitive strengths center on the quality of our customer service and the medical capability of the aircraft we deploy, as well as our ability to tailor the service delivery model to a hospital's or community's specific needs. Unlike many other operators, we maintain in-house core competencies in hiring, training, and management of medical staff; billing and collection services; and dispatch and communication functions, in addition to aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhance control over the associated costs.

Hospital-Based  Model

Our HBM division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 95 helicopters and 14 fixed wing aircraft in 26 states plus Puerto Rico. Under the typical operating agreement with a hospital, we earn approximately 62% of our revenue from a fixed monthly fee and 38% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

The HBM operations of RMH were integrated into the division following the acquisition in October 2002. In 2005 we expanded six existing hospital contracts to new satellite operations in Minnesota, North Carolina, West Virginia, Virginia, Oklahoma and Utah. Additionally, all ten hospital contracts whose terms expired in 2005 were successfully renewed for periods of between one and five years.

We operate some of our HBM contracts under the service mark AIR LIFE(R), which is generally associated within the industry with our standard of service.

Competition  for the HBM division comes primarily from three national operators:
CJ Systems, Inc.; OmniFlight, Inc.; and PHI, Inc. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition as many healthcare organizations continue to move toward consolidation and strict cost containment. We believe that our competitive strengths center on the quality of our customer service and the medical capability of the aircraft we deploy.

Technical  Services

Our technical services group performs airframe modification and repair, engine repair, component and hydraulic systems repair and overhaul, and non-destructive component testing at our headquarters in metropolitan Denver, Colorado, for both CBM and HBM divisions. We are a Customer Service Facility for American Eurocopter Corporation (AEC), Bell Helicopter, Inc. (Bell), and several avionics manufacturers and an FAA-Certified Repair Station authorized to perform airframe, avionics, and engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors. The technical services group also provides aircraft procurement, spare parts and medical supplies procurement, inventory, and aircraft recordkeeping services for our flight operations.

Products  Division

Our Products Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. The modular design provides for flexibility of configuration for multiple transport needs and optimizes space, weight, cost, and maintainability. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication and navigation systems, environmental control systems, and structural and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheetmetal, and upholstery. The division also offers quality assurance and certification services pursuant to its FAA Designated Alteration Station
(DAS) authorization, Parts Manufacturer Approvals (PMA's), and ISO9001:2000 (Quality Systems) certification.

We maintain patents covering several products, including the Litter Lift System, used in the U.S. Army's HH-60L helicopter and in the Medical Evacuation Vehicle
(MEV), and the Articulating Patient Loading System and Modular Equipment Frame, which were developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

During 2005, the Federal Aviation Administration (FAA) awarded the Products Division DAS authorization, which permits the division to approve modifications and repairs to aircraft that it currently supports under its FAA Certified Repair Station using Supplemental Type Certification with only minimal involvement from the FAA and, therefore, reduces the time required for aircraft modifications. We also teamed with four other companies for pursuit of the new U.S. Air Force Combat Search & Rescue helicopter program. We assisted in the design of the multi-mission interior for the US101 helicopter and then completed a full size mock-up for proposal demonstrations to the U.S. Air Force. The U.S. Air Force is expected to award a contract to the successful bidder in the second quarter of 2006.

In 2005, we completed production of thirteen Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and nineteen MEV litter systems. We also began production of eleven additional HH-60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and four modular medical interiors for commercial customers.

Our competition in the aircraft interior design and manufacturing industry comes primarily from three companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. With the development of a line of interiors for Eurocopter aircraft to complement our established line of interiors for Bell aircraft, we believe that we have demonstrated the ability to compete on the basis of each of these factors.

CONTRACTS  IN  PROCESS

As of December 31, 2005, eleven HH-60L units and 21 MEV units for the U.S. Army and three modular medical interiors for commercial customers were in process. Deliveries under all contracts in process are expected to be completed by the fourth quarter of 2006, and remaining revenue is estimated at $3.3 million. As of December 31, 2004, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $2.1 million.

EMPLOYEES

As of December 31, 2005, we had 1,712 full time and 249 part time employees, comprised of 685 pilots; 355 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 540 flight nurses and paramedics; and 381 business and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, our pilots voted to be represented by a collective bargaining unit and negotiations on a collective bargaining agreement began in early 2004. In November 2005, we provided the union a settlement offer which was modified and tentatively accepted by the union in March 2006, subject to ratification by the union membership and approval by our board of directors. The settlement offer included changes to base salary and overtime pay and to our contribution to defined contribution retirement plans. If ratified by the union membership prior to March 31, 2006, the agreement will be effective January 1, 2006, through April 30, 2009. There can be no assurance that our offer will be accepted by the union or that we will not be subject to a work stoppage if the parties are unable to come to an agreement.

GOVERNMENT  REGULATION

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification. Air Methods and LifeNet each hold a Part 135 Air Carrier Certificate, and Air Methods, Mercy Air, and LifeNet each hold a Part 145 Repair Station Certificate from the FAA. A
Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2005, we are aware of one foreign person who, according to recent public securities filings, is believed to hold approximately 4.4% of outstanding Common Stock, although that foreign person has not been subject to those filing requirements since November 29, 2005, and may presently hold up to, but not more than, 5% of outstanding Common Stock without having to file an amendment under applicable securities law.

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations, and NASDAQ National Market rules.

INTERNET  ADDRESS

Our internet site is www.airmethods.com. We make available free of charge, on or
                     ------------------
through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

ITEM 1A.  RISK  FACTORS

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed in "Outlook for 2006" and those described below.

- Flight volume - All CBM revenue and approximately 38% of HBM revenue is dependent upon flight volume. Approximately 38% of our total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market.

- Collection rates - We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of estimated contractual allowances. The level of bad debt expense is driven by collection rates on these accounts. Changes in estimated contractual allowances and bad debts are recognized based on actual collections in subsequent periods. Collectibility is affected by the number of uninsured or indigent patients transported and is, therefore, primarily dependent upon the health of the U.S. economy. A significant or sustained downturn in the U.S. economy could have an adverse impact on our bad debt expense. In addition, there is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBM transports.

- Leveraged balance sheet - We are obligated under debt facilities providing for up to approximately $99.8 million of indebtedness, of which approximately $71.7 million was outstanding (net of $3.2 million of cash) at December 31, 2005. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness, and there may be no assets remaining after payment of indebtedness to provide a return on common stock.

- Restrictive debt covenants - Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness, to exceed certain annual capital expenditure limits, and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants may restrict future growth through the limitation on capital expenditures and acquisitions, and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

- Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit and negotiations on a collective bargaining agreement began in early 2004. In November 2005, we provided the union a settlement offer which was modified and tentatively accepted by the union in March 2006, subject to ratification by the union membership and approval by our board of directors. The settlement offer included changes to base salary and overtime pay and to our contribution to defined contribution retirement plans (401k plans). If ratified by the union membership prior to March 31, 2006, the agreement will be effective January 1, 2006, through April 30, 2009. Under our proposed settlement, pay for overtime shifts would increase from regular pay rates to 1.5 times regular pay rates. We currently maintain two 401k plans. Under one plan, we contribute 2% of gross pay for all eligible employees and match 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we match 30% of the employees' contributions up to 6% of their gross pay. In the proposed settlement, we will contribute up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. The estimated impact of the proposed change in base salary is $3.4 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plans, the effect on our financial statements cannot presently be fully quantified. There can be no assurance that our offer will be accepted by the union or that we will not be subject to a work stoppage if the parties are unable to come to an agreement. Other employee groups may also elect to be represented by unions in the future.

- Employee recruitment and retention - An important aspect of our operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted.

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which impose significant compliance costs on us. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from customers. Changes in laws or regulations, such as the minimum weather standards for flight acceptance which are expected to change in 2006, or in reimbursement rates could have a material adverse impact on our cost of operations or revenue from flight operations. Periodically the FAA issues airworthiness directives covering one or more models of aircraft. Although we believe that our aircraft are currently in compliance with all FAA-issued airworthiness directives, additional airworthiness directives likely will be issued in the future and may result in additional operating costs or make a particular model of aircraft uneconomical to operate. In January 2005 we experienced two fatal accidents which either have been investigated or are currently under investigation by the National Transportation Safety Board. We are not aware of any regulatory action resulting from the conclusion or progress of these investigations. In recent years, the accident rate for the entire air medical transportation industry has exceed historical levels, leading to increased scrutiny from government regulatory agencies. Such increased scrutiny could result in new regulations and increases in the cost of compliance with regulations.

- Compliance with corporate governance and public disclosure regulations - New laws, regulations, and standards relating to corporate governance and public disclosure-including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ National Market rules-are subject to varying interpretations in many cases due to lack of specificity. Their application may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to maintain high standards of corporate governance and public disclosure in compliance with evolving laws and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. In particular, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to include management and auditor reports on internal controls as part of our annual report, has required commitment of significant financial and managerial resources. In addition, board members, the chief executive officer, and the chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers. If efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

- Internal controls - We are required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of our annual report. Management concluded that internal control over financial reporting was effective at December 31, 2005, and our independent auditors attested to that conclusion. There can be no assurance that material weaknesses in internal controls over financial reporting will not be discovered in the future or that we and our independent auditors will be able to conclude that internal control over financial reporting is effective in the future. Although it is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on us, it may subject us to regulatory scrutiny and result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of our financial reports.

- Competition - HBM operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. In addition to the national and regional providers, CBM operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Our competition in the aircraft interior design and manufacturing industry comes primarily from three companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. There can be no assurance that we will be able to continue to compete successfully for new or renewing contracts in the future.

- Fuel costs - Fuel accounted for 2.5% of total operating expenses for the year ended December 31, 2005. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. Recently the price per barrel of oil has been at an all-time high. We cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on our cost of operations and profitability. Generally, our HBM customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs.

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising out of the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify us against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on our cost of operations. Approximately 41% of any increases in hull and liability insurance may be passed through to our HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect our operating results and relationship with such hospitals. The January 2005 accidents did not have a material impact on our hull and liability insurance rates as renewed in July 2005. However, in the year ended December 31, 2005, we recorded an increase in expense of $790,000 for the self-insured portion of workers compensation premiums as a result of the accidents.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of December 31, 2005, we were aware of one foreign person who, according to public securities filings, is believed to hold approximately 4.4% of outstanding Common Stock, although that foreign person has not been subject to those filing requirements since November 29, 2005, and may presently hold up to, but not more than, 5% of outstanding Common Stock without having to file an amendment under applicable securities law. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

- Dependence on third party suppliers - We currently obtain a substantial portion of our helicopter spare parts and components from Bell and AEC, because our fleet is composed primarily of Bell and AEC aircraft, and maintain supply arrangements with other parties for our engine and related dynamic components. Based upon the manufacturing capabilities and industry contacts of Bell, AEC, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for Bell, AEC, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us. Because of our dependence upon Bell and AEC for helicopter parts, we may also be subject to adverse impacts from unusually high price increases which are greater than overall inflationary trends. In addition, increases in spare parts prices from aircraft manufacturers tend to be higher for aircraft which are no longer in production. Increases in our monthly and hourly flight fees billed to our HBM customers may be limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to our HBM customers. The ability to pass on price increases for CBM operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations.

- Department of Defense funding - Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

ITEM 1B.  UNRESOLVED  STAFF  COMMENTS

None.


ITEM 2.  PROPERTIES

FACILITIES

We lease our headquarters, consisting of approximately 95,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease expires in August 2006 and the approximate annual rent is $1,152,000. We also own and lease various properties for depot level maintenance and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

EQUIPMENT  AND  PARTS

As of December 31, 2005, we managed and operated a fleet of 200 aircraft, composed of the following:

                         Number of      Number of       Number of
                       Company-Owned  Company-Leased    Customer-
Type                     Aircraft        Aircraft     Owned Aircraft     Total
-----------------------------------------------------------------------------------

Helicopters:
    Bell 206                5              --              --              5
    Bell 222               13               9              --             22
    Bell 230               --              --               2              2
    Bell 407                5               9               6             20
    Bell 412                4               3               2              9
    Bell 430               --               2               1              3
    Eurocopter AS 350      15              28               3             46
    Eurocopter AS 355       1              --              --              1
    Eurocopter BK 117      17              24              --             41
    Eurocopter BO 105       2               3               1              6
    Eurocopter EC 130      --               8              --              8
    Eurocopter EC 135      --              10               3             13
    Eurocopter EC 145      --               1               4              5
    Boeing MD 902          --               2              --              2
    Sikorsky S 76          --              --               1              1
                       ------------------------------------------------------------
                           62              99              23            184
                       ------------------------------------------------------------

Airplanes:
    King Air E 90           1              --               4              5
    King Air B 100         --               1              --              1
    King Air B 200          1              --               2              3
    Pilatus PC 12          --               2               5              7
                       ------------------------------------------------------------
                            2               3              11             16
                       ------------------------------------------------------------

TOTALS                     64             102              34            200
                       ============================================================

We generally pay all insurance, taxes, and maintenance expense for each aircraft in our fleet. Because helicopters are insured at replacement cost which usually exceeds book value, we believe that helicopter accidents covered by hull and liability insurance will generally result in full reimbursement of any damages sustained. In the ordinary course of business, we may from time to time purchase and sell helicopters in order to best meet the specific needs of our operations.

We have experienced no significant difficulties in obtaining required parts for our helicopters. Repair and replacement components are purchased primarily through Bell and AEC, since Bell and Eurocopter aircraft make up the majority of our fleet. Based upon the manufacturing capabilities and industry contacts of Bell and AEC, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by Bell or AEC would require us to obtain spare parts from other suppliers, which are not currently in place.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS

Our common stock is traded on the NASDAQ National Market System under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                     YEAR ENDED DECEMBER 31, 2005
                     ----------------------------

          Common Stock                             High     Low
          -----------------------------------------------------

          First Quarter . . . . . . . . . . . .  $ 8.47  $ 7.01
          Second Quarter. . . . . . . . . . . .    8.17    6.55
          Third Quarter . . . . . . . . . . . .   11.92    7.85
          Fourth Quarter. . . . . . . . . . . .   17.87   11.20

                     YEAR ENDED DECEMBER 31, 2004
                     ----------------------------

          Common Stock                            High     Low
          ----------------------------------------------------
          First Quarter . . . . . . . . . . . .  $9.33  $8.45
          Second Quarter. . . . . . . . . . . .   9.20   7.80
          Third Quarter . . . . . . . . . . . .   8.88   6.22
          Fourth Quarter. . . . . . . . . . . .   8.66   6.65

As of February 24, 2006, there were approximately 263 holders of record of our common stock. We estimate that we have approximately 3,300 beneficial owners of common stock.

We have not paid any cash dividends since inception and intend to retain any future earnings to finance the growth of our business rather than to pay dividends. In addition, our senior credit facility contains a covenant which prohibits the payment of dividends.

ITEM 6.  SELECTED  FINANCIAL  DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, assets, and long-term liabilities as of and for the years ended December 31, 2005, 2004, 2003, and 2002, increased in part as a result of the acquisition of RMH in October 2002. See "Business - General" in Item 1 of this report.

                                     SELECTED FINANCIAL DATA OF THE COMPANY
                           (Amounts in thousands except share and per share amounts)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                     2005         2004         2003         2002        2001
                                                 --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                          $   336,970      273,103      242,455     130,668      92,096
Operating expenses:
  Operating                                          271,864      227,350      201,683     105,125      73,455
  General and administrative                          36,971       33,691       25,209      14,390      10,923
Other income (expense), net                           (8,110)      (6,698)      (7,197)     (2,694)     (1,770)
                                                 --------------------------------------------------------------

Income before income taxes                            20,025        5,364        8,366       8,459       5,948
Income tax benefit (expense)                          (8,193)      (2,121)      (3,263)     (3,299)        615
                                                 --------------------------------------------------------------

Income before cumulative effect of
  change in accounting principle                      11,832        3,243        5,103       5,160       6,563
Cumulative effect of change in method of
  accounting for maintenance costs, net of
  income taxes                                             -        8,595            -           -           -
                                                 --------------------------------------------------------------

Net income                                       $    11,832       11,838        5,103       5,160       6,563
                                                 ==============================================================

Basic income per common share:
    Income before cumulative effect of
        change in accounting principle           $      1.07          .30          .53         .56         .78
    Cumulative effect of change in method of
      accounting for maintenance costs, net of
      income taxes                                         -          .79            -           -           -
                                                 --------------------------------------------------------------
    Net income                                   $      1.07         1.09          .53         .56         .78
                                                 ==============================================================

Diluted income per common share:
    Income before cumulative effect of
        change in accounting principle           $      1.02          .29          .51         .54         .76
    Cumulative effect of change in method of
      accounting for maintenance costs, net
      of income taxes                                      -          .76            -           -           -
                                                 --------------------------------------------------------------
    Net income                                   $      1.02         1.05          .51         .54         .76
                                                 ==============================================================

Weighted average number of shares
  of Common Stock outstanding - basic             11,058,971   10,894,863    9,665,278   9,184,421   8,421,671
                                                 ==============================================================

Weighted average number of shares
  of Common Stock outstanding - diluted           11,654,885   11,314,827   10,052,989   9,478,502   8,659,302
                                                 ==============================================================

                     SELECTED FINANCIAL DATA OF THE COMPANY
            (Amounts in thousands except share and per share amounts)

                                              As of December 31,
                                ---------------------------------------------
                                  2005      2004     2003    2002     2001
                                ---------------------------------------------
BALANCE SHEET DATA:
Total assets                    $221,532  204,723  215,649  196,396  85,557
Long-term liabilities             89,649   89,490  114,657  115,225  34,210
Stockholders' equity              86,211   73,079   60,688   46,218  36,543

                             SELECTED OPERATING DATA

                                 2005    2004    2003    2002    2001
                                ------------------------------------------
FOR YEAR ENDED DECEMBER 31:
  CBM patient transports         31,841  30,159  25,676  12,870   9,212
  HBM medical missions           49,644  46,630  46,570  26,367  19,073
AS OF DECEMBER 31:
  CBM bases                          69      64      59      48      17
  HBM contracts                      45      44      43      47      22

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume and collection rates for CBM operations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2005 the CBM Division generated 68% of our total revenue, increasing from 65% in 2004 and 60% in 2003.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 62% of total contract revenue) and hourly flight fees (approximately 38% of total contract revenue) billed to hospital customers. In 2005 the HBM Division generated 30% of our total revenue, decreasing from 33% in 2004 and 36% in 2003.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2005 the Products Division generated 2% of our total revenue, compared to 2% in 2004 and 3% in 2003.

See Note 11 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 38% of HBM revenue. By contrast, 61% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 31,800 for 2005 compared to approximately 30,200 for 2004. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 29,600 in 2005, unchanged from 2004.

- REIMBURSEMENT PER TRANSPORT. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payor mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. We increased prices for our CBM operations approximately 10% effective September 2004, 7% effective March 2005, and 5% effective October 2005, contributing to an increase of 19.4% in net revenue after bad debt expense per transport from 2004 to 2005. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, decreased from 48.1% of related gross flight revenue in 2004 to 45.6% in 2005. In 2004 we increased staffing in the billing and collections department, segmented billing by region, and hired a national billing director. In the third quarter of 2005, we also upgraded our software systems for patient billing. We believe that these organizational changes to the billing department resulted in more timely billing and follow up on outstanding accounts and, therefore, in an improvement in collection rates.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 39% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. We entered into two long-term purchase commitments in 2004 for a total of 25 aircraft and into two additional purchase commitments in 2005 for ten aircraft. All new aircraft delivered under these commitments are expected to replace the discontinued models and other older aircraft over the next five to seven years. As of December 31, 2005, we had taken delivery of eleven aircraft under these commitments. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations increased 6.3% from 2004 to 2005, while total flight volume for CBM and HBM operations increased 10.5% over the same period. In 2005 we began to realize some of the benefits of our efforts to modernize our fleet, as deliveries of new aircraft allowed us to redeploy some older models into lower utilization markets or into the backup fleet. In addition, engine upgrades performed in prior periods and standard pricing contracts covering several key components of certain models of aircraft helped to contain operating costs during 2005. Approximately 20% fewer engine overhauls were performed during 2005 compared to the prior year, due to normal operating cycles.

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our regional competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market also serves as a barrier to entry for lower cost providers.

- EMPLOYEE RECRUITMENT AND RELATIONS. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit and negotiations on a collective bargaining agreement began in early 2004. In November 2005, we provided the union a settlement offer which was modified and tentatively accepted by the union in March 2006, subject to ratification by the union membership and approval by our board of directors. The settlement offer included changes to base salary and overtime pay and to our contribution to 401k plans. If ratified by the union membership prior to March 31, 2006, the agreement will be effective January 1, 2006, through April 30, 2009. Under our proposed settlement, pay for overtime shifts would increase from regular pay rates to 1.5 times regular pay rates. We currently maintain two 401k plans. Under one plan, we contribute 2% of gross pay for all eligible employees and match 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we match 30% of the employees' contributions up to 6% of their gross pay. In the proposed settlement, we will contribute up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. The estimated impact of the proposed change in base salary is $3.4 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plan, the effect on our financial statements cannot presently be fully quantified. We have also not yet determined the extent, if any, to which the impact of the settlement offer may be offset by price increases. There can be no assurance that our offer will be accepted by the union or that we will not be subject to a work stoppage if the parties are unable to come to an agreement. Other employee groups may also elect to be represented by unions in the future.

RESULTS  OF  OPERATIONS

Year ended December 31, 2005 compared to 2004

We reported net income of $11,832,000 for the year ended December 31, 2005, compared to $11,838,000 for the year ended December 31, 2004. Net income for the year ended December 31, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000). Net income for the year ended December 31, 2004, included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below.

Operating income was $28,135,000 for the year ended December 31, 2005, compared to $12,062,000 for the year ended December 31, 2004. Growth in operating income for 2005 was partly due to an increase in flight volume for CBM and HBM operations, resulting primarily from the opening of new bases or base expansions. In addition, net reimbursement for CBM operations (revenue after Medicare/Medicaid discounts and bad debt expense) improved 19.4% for the year ended December 31, 2005, compared to the prior year.

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT REVENUE increased $63,344,000, or 23.8%, from $265,697,000 for the year ended December 31, 2004, to $329,041,000 for the year ended December 31, 2005. Flight revenue is generated by both CBM and HBM operations and is recorded net of Medicare/Medicaid discounts.

- CBM - Flight revenue increased $52,559,000, or 29.7%, to $229,425,000 for the following reasons:
     - Average price increases of approximately 10% for all CBM operations effective September 2004, approximately 7% effective March 2005, and approximately 5% effective October 2005.
     - Incremental revenue of $16,893,000 generated from the addition of eleven new CBM bases during either 2004 or 2005.
     - $2,247,000 generated from the provision of air medical transportation services in New Orleans, Louisiana, and Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to contracts with FEMA.
     - Closure of three bases during either 2005 or 2004, resulting in a decrease in revenue of approximately $2,205,000 for the year ended December 31, 2005.
     - Consistent Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations for 2005 was unchanged from the prior year. Higher cancellations due to unfavorable weather conditions in the first quarter of 2005, compared to the first quarter of 2004, were offset by milder weather conditions during the remainder of the year.
     - Increase caused by a change in payer mix to a lower percentage of Medicare/Medicaid transports, resulting in lower contractual discounts which are offset against flight revenue. The decrease in contractual discounts, from 31.6% of related flight revenue in 2004 to 26.3% in 2005, was offset in part by an increase in bad debt expense. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.

- HBM - Flight revenue increased $10,785,000, or 12.1%, to $99,616,000 for the following reasons:
     - Incremental revenue of $7,439,000 generated from the addition of two new contracts and the expansion of nine contracts during either 2005 or 2004.
     - Discontinuation of service under one contract during the first quarter of 2004, resulting in a decrease in revenue of approximately $88,000 in 2005.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 1.5% in flight volume for all contracts excluding the new contracts, contract expansions, and the discontinued contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $14,787,000, or 15.5%, to $110,197,000 for the year ended December 31, 2005, compared to 2004. Changes by business segment are as follows:

- CBM - Flight center costs increased $10,681,000, or 17.5%, to $71,547,000 for the following reasons:
     - Increase of $6,457,000 for the addition of personnel and facilities for the new base locations described above.
     - Decrease of $1,381,000 due to the closure of base locations described above.
     - Incremental costs of $444,000 incurred in providing air medical transportation services in the aftermath of Hurricane Katrina pursuant to contracts with FEMA. Incremental costs include employee travel and fuel costs and do not include the base salaries of the employees deployed nor the cost of the aircraft deployed.
     -    Increases  in  salaries  for  merit  pay  raises.

- HBM - Flight center costs increased $4,106,000, or 11.9%, to $38,650,000 primarily due to the following:
     - Increases of approximately $2,279,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $35,000 due to the base closure described above.
     -    Increases in salaries for merit pay raises.

AIRCRAFT OPERATING EXPENSES increased $5,125,000, or 8.6%, for the year ended December 31, 2005, in comparison to 2004. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 21 helicopters for CBM operations and 9 for HBM operations during either 2005 or 2004, resulting in an increase in aircraft operating expenses of approximately $3,328,000.
- Increase of $313,000 in fuel costs as a result of the addition of new CBM bases, net of the impact of closed CBM bases. The addition of new HBM bases and expansion of HBM programs did not have a material impact on fuel costs because HBM customers typically pay for all fuel consumed in medical flights.
- Increase of approximately 20.5% in the cost of aircraft fuel per hour flown.
-    Decrease  in  hull  insurance  rates  effective July 2004 and again in July
     2005.
- Containment of maintenance costs. Excluding the impact of new aircraft described above, maintenance costs increased approximately 1.7% in 2005. Engine upgrades performed in prior periods and standard pricing contracts covering several key components of certain models of aircraft helped to contain operating costs. In addition, deliveries of new aircraft allowed the Company to redeploy some older models into lower utilization markets or into the backup fleet. Approximately 20% fewer engine overhauls were also performed during 2005 compared to the prior year, due to normal operating cycles.

AIRCRAFT  RENTAL  EXPENSE  increased  $2,975,000,  or  19.7%, for the year ended
December 31, 2005, in comparison to the year ended December 31, 2004. Incremental rental expense incurred in 2005 for 21 leased aircraft added to the Company's fleet during either 2005 or 2004 totaled $3,626,000. The increase for new aircraft was offset in part by refinancing twelve aircraft at lower lease rates during 2005.

BAD DEBT EXPENSE increased $17,900,000, or 41.7%, for the year ended December 31, 2005, compared to 2004, primarily due to the increase in related flight revenue. In addition, bad debt expense as a percentage of related net flight revenue was 26.1% in 2005, compared to 24.1% in 2004. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, was 45.6% of related gross flight revenue for 2005, down from 48.1% for 2004. We believe that the improvement in collection rates is primarily the result of organizational changes within our billing department which provided for more timely billing and follow up on outstanding accounts. Bad debt expense related to the Products Division was not significant in either 2005 or 2004.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $536,000, or 7.3%, from $7,300,000 for the year ended December 31, 2004, to $7,836,000 for the year ended December 31, 2005. In 2005, we completed production of thirteen HH-60L units and nineteen MEV litter systems. We also began production of eleven additional HH-60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and four modular medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2005, was as follows:
-    $3,857,000 - manufacture of multi-mission interiors
-    $2,191,000 - manufacture and installation of modular medical interiors
- $1,788,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2004 included production of thirteen HH-60L units, forty MEV litter systems, a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and four modular medical interiors for three commercial customers. Revenue by product line for the year ended December 31, 2004, was as follows:
-    $4,244,000 - manufacture of multi-mission interiors
-    $811,000 - manufacture and installation of modular medical interiors
- $2,245,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $2,579,000, or 95.0%, for the year ended December 31, 2005, as compared to the previous year. The average net margin earned on projects during 2005 was 26.1% compared to 43.9% in 2004, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $1,038,000, or 9.5%, for the year ended December 31, 2005, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment, a new patient billing software system and related hardware, and office and medical equipment for the new bases described above.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $3,280,000, or 9.7%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, reflecting an increase in billing and collections and CBM program administration staff and in pilot training costs to manage the growth in our operations. G&A expenses in 2005 also include performance bonuses for executive officers and other management personnel. G&A expenses include executive management, accounting and finance, billing and collections, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. G&A expenses were 11.0% of revenue in 2005, compared to 12.3% in 2004.

INTEREST EXPENSE decreased $1,900,000, or 24.2%, for the year ended December 31, 2005, compared to 2004, partly as a result of regularly scheduled payments of long-term debt and decreased borrowings against our line of credit. The average balance outstanding against the line was approximately $15.4 million during 2005, compared to $16.9 million during 2004. In addition, in May 2005 we repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 6.9% during 2005. The remainder of the repayment was funded by draws against the line of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for 2005 totaled $3,104,000 and related to the repayment of $23 million in subordinated debt in May 2005. We wrote off approximately $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

INCOME TAX EXPENSE was $8,193,000, or 40.9% of income before taxes, in 2005 and $2,121,000, or 39.5% of income before taxes, in 2004. In 2005 we changed our year-end for income tax filing from June 30 to December 31 to coincide with our fiscal year-end and filed a short-period return for the six months ended December 31, 2004. The true-up of deferred tax assets and liabilities resulted in an increase of $368,000 to deferred tax liabilities and income tax expense in 2005. During 2005, net operating loss carryforwards (NOL's) of $1.4 million, for which a valuation allowance had previously been established, expired. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

Year ended December 31, 2004 compared to 2003

We reported net income of $11,838,000 for the year ended December 31, 2004, compared to $5,103,000 for the year ended December 31, 2003. Net income for the year ended December 31, 2004, included the cumulative effect of a change in accounting principle of $8,595,000, as discussed more fully below. Before the cumulative effect of the change in accounting principle, we reported net income of $3,243,000 for 2004. An increase in flight volume during the year was offset in part by increased aircraft maintenance costs and bad debt expense.

CHANGE  IN  ACCOUNTING  METHOD

Effective January 1, 2004, we changed our method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Under the new accounting method, maintenance costs are recognized as expense as maintenance services are performed. Accordingly, effective January 1, 2004, we reversed our major overhaul accrual totaling $33,809,000 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719,000, with the balance reflected as the cumulative effect of change in accounting principle of $8,595,000 ($14,090,000, net of income taxes of $5,495,000).

In 2002, the impact of the major overhaul accrual relating to aircraft purchased in the RMH acquisition was considered a component of the valuation of the aircraft and did not affect the allocation of the purchase price to goodwill. Accordingly, the change in method to the direct expense method in 2004 resulted in a reduction in the asset value assigned to RMH aircraft. The amount of the cumulative effect of the change in accounting principle related to RMH aircraft was due exclusively to depreciation of the asset value or changes in the liability balances which had been expensed subsequent to the acquisition. Therefore, the majority of the cumulative effect of the change in accounting principle related to aircraft which were in our fleet prior to the RMH acquisition.

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

- CBM - Flight revenue increased $30,542,000, or 20.9%, to $176,867,000 for the following reasons:
     - Incremental revenue of $22,324,000 generated from the addition of seventeen new CBM bases during either 2003 or 2004.
     - Purchase of certain business assets from another air medical service provider in southeastern Arizona in May 2003, resulting in the expansion of operations from three bases to five. Transport volume for all bases in the region increased 91.6% during the first four months of 2004 compared to the same period in 2003, resulting in incremental revenue of approximately $2,508,000.
     - Closure of one base in the fourth quarter of 2003, one in the first quarter of 2004, and one during the third quarter of 2004, resulting in a decrease in revenue of approximately $3,293,000.
     - Increase in Same Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations increased 4.1% in 2004, primarily attributable to improved weather conditions and an increase in flight requests, driven in part by enhanced crew outreach and other marketing initiatives.
     - Average price increase of approximately 5% for all CBM operations effective January 1, 2004, and an average price increase of approximately 10% effective September 1, 2004.
     - Decrease caused by a change in payer mix to a higher percentage of Medicare/Medicaid transports, resulting in higher contractual discounts which are offset against flight revenue. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under "Bad Debt Expense."

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

FLIGHT CENTER COSTS increased $11,918,000, or 14.3%, to $95,410,000 for the year ended December 31, 2004, compared to 2003. Changes by business segment are as follows:

- CBM - Flight center costs increased $11,224,000, or 22.6%, to $60,866,000 for the following reasons:
     - Increase of $10,524,000 for the addition of personnel and facilities for the new base locations described above.
     - Decrease of $1,650,000 due to the closure of base locations described above.
     -    Increases  in  salaries  for  merit  pay  raises.

- HBM - Flight center costs increased $694,000, or 2.1%, to $34,544,000 primarily due to the following:
     - Decrease of $2,067,000 due to the closure of base locations described above.
     - Increase of $1,252,000 for the addition of personnel and facilities for the new base locations described above.
     -    Increases in salaries for merit pay raises.

AIRCRAFT OPERATING EXPENSES increased $3,140,000, or 5.5%, for the year ended December 31, 2004, in comparison to 2003, due to the following:
- Addition of eighteen helicopters for CBM operations and fifteen for HBM operations during either 2003 or 2004. The resulting incremental impact for 2004 was an increase of approximately $2,723,000.
- Increase of approximately 21% in the number of engine events requiring significant repair or overhaul and increase of approximately 60% in the number of blade repairs for BK117 helicopters compared to 2003.
- Increase of approximately 12.8% in the cost of aircraft fuel per hour flown.
-    Decrease in hull insurance rates effective July 2004.

AIRCRAFT  RENTAL  EXPENSE  increased  $3,230,000,  or  27.3%, for the year ended
December 31, 2004, in comparison to the year ended December 31, 2003. Incremental rental expense incurred in 2004 for 26 leased aircraft added to the our fleet during either 2003 or 2004 totaled $3,639,000.

BAD DEBT EXPENSE increased $10,373,000, or 31.9%, for the year ended December 31, 2004, compared to 2003, due in part to the increase in related flight revenue. In addition, bad debt expense as a percentage of related net flight revenue was 24.1% in 2004, compared to 22.2% in 2003. Flight revenue is recorded net of Medicare/Medicaid discounts. The total reserve for expected uncollectible amounts, including contractual discounts and bad debts, increased from 43.6% of related gross flight revenue for 2003 to 48.1% for 2004. We believe the decrease in collection rates is due to general recessionary trends in the economy and a related increase in the number of uninsured patients and in patients covered by Medicaid, as well as to the dilutive effect of price increases on collection rates. Bad debt expense related to HBM operations and Products Division was not significant in either 2004 or 2003.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $497,000, or 7.3%, from $6,803,000 for the year ended December 31, 2003, to $7,300,000 for the year ended December 31, 2004. Significant projects in 2004 included production of thirteen HH-60L units, forty MEV litter systems, a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and four modular medical interiors for three commercial customers. Revenue by product line for the year ended December 31, 2004, was as follows:
-    $811,000 - manufacture and installation of modular medical interiors
-    $4,244,000 - manufacture of multi-mission interiors
- $2,245,000 - design and manufacture of other aerospace and medical transport products

Significant projects in 2003 included the manufacture of eight modular medical interiors for four commercial customers and eleven HH-60L units. Revenue by product line for the year ended December 31, 2003, was as follows:
-    $2,927,000 - manufacture and installation of modular medical interiors
-    $2,782,000 - manufacture of multi-mission interiors
- $1,094,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $2,052,000, or 43.1%, for the year ended December 31, 2004, as compared to the previous year. The average net margin earned on projects during 2004 was 44% compared to 24% in 2003, primarily due to the change in product mix. The margin earned on multi-mission interiors is typically higher than the margins earned on modular medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2003 were for new types of aircraft in which we had not previously installed our modular interior, leading to higher engineering and documentation costs and lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE decreased $326,000, or 2.9%, for the year ended December 31, 2004, primarily due to the change in the method of accounting for major engine and airframe component overhauls and replacements, as discussed more fully above. As part of the change in method, we reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases, resulting in a decrease of approximately $1,512,000 in depreciation expense in 2004. The decrease was offset in part by depreciation on engine upgrades, medical interior and avionics upgrades, an upgraded flight tracking system, and computer hardware and software placed into service in 2004.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $8,482,000, or 33.6%, for the year ended December 31, 2004, compared to the year ended December 31, 2003, reflecting the growth in our operations. G&A expenses were 12.3% of revenue for 2004, compared to 10.4% for 2003. During the last half of 2003, we formalized the organization structure for our CBM division along regional and program lines and added administrative personnel to manage the daily operations of CBM bases. This increase in administrative staffing was offset in part by a reduction in Flight Center Costs for personnel previously assigned exclusively to a single base of operation. We also increased the number of billing and collections personnel in 2004 to keep pace with the growth in CBM operations and to address a slowdown in collections in early 2004. In addition, telecommunications costs associated with dispatch operations increased $700,000 in 2004. During 2004, we also incurred approximately $1,178,000 in audit fees and outside consultant costs related to the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset in part by a decrease in aviation management costs resulting from the consolidation of FAA Part 135 operating certificates from four certificates at the beginning of 2003 to two certificates by the beginning of 2004.

INTEREST EXPENSE decreased $396,000, or 4.8%, for the year ended December 31, 2004, compared to 2003, due to decreases in principal balances as a result of regularly scheduled payments and the refinancing of $17.5 million of debt at lower interest rates during the fourth quarter of 2003 and the first quarter of 2004.

We recorded INCOME TAX EXPENSE of $2,121,000 in 2004 and $3,263,000 in 2003, both at an effective rate of approximately 39%. For income tax purposes, at December 31, 2004, we had net operating loss carryforwards (NOL's) of approximately $23 million, expiring at various dates through 2024. During 2004, NOL's of $4.2 million, for which a valuation allowance had previously been established, expired. As of December 31, 2004, a valuation allowance had been provided for NOL's which were not expected to be realized prior to expiration.

LIQUIDITY  AND  CAPITAL  RESOURCES

We had working capital of $66,839,000 as of December 31, 2005, compared to $48,849,000 as of December 31, 2004. The change in working capital position is primarily attributable to the following:
- Increase of $18,393,000 in net receivables consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. In addition, days' sales outstanding for CBM operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding net accounts receivable, increased from 101 days at December 31, 2004, to 119 days at December 31, 2005. The increase in days' sales outstanding is primarily due to a software systems conversion in the billing department during the third quarter of 2005 and an initiative to centralize the billing and collection function into a single location during the fourth quarter of 2005 which we believe slowed the pace of collections temporarily.
- Increase of $3,549,000 in accrued wages and compensated absences, primarily because of the accrual of performance bonuses not paid prior to year-end.
- Change of $5,520,000 in our net current portion of deferred income taxes, from a net current liability to a net current asset, primarily related to a decrease in the difference between the book basis of the allowance for uncollectible accounts and the tax basis of the allowance.

CASH  REQUIREMENTS

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2005 (amounts in thousands):

                                             Less than 1                        After 5
                                    Total       year      1-3 years  4-5 years   years
                                   ----------------------------------------------------
Long-term debt principal           $ 67,103        9,399     21,855     35,849       --
Interest payments (1)                16,530        4,476      7,287      4,767       --
                                   ----------------------------------------------------
Total long-term debt obligations     83,633       13,875     29,142     40,616       --
                                   ----------------------------------------------------

Capital leases                        1,345          657        496        192       --
Interest payments                       211          140         57         14       --
                                   ----------------------------------------------------
Total capital lease obligations       1,556          797        553        206       --
                                   ----------------------------------------------------

Operating leases                    138,112       21,780     40,377     34,856   41,099
Aircraft purchase commitments        83,075       27,575     22,200     22,200   11,100

                                   ----------------------------------------------------
Total                              $306,376       64,027     92,272     97,878   52,199
                                   ====================================================

(1) Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances totaling $26,925,000 as of December 31, 2005. Variable interest was estimated using the weighted average rate in effect during 2005 for each note and the weighted average balance outstanding against the revolving credit facility during 2005.

Balloon payments on long-term debt are due as follows:
     -    $2,745,000 in 2006
     -    $997,000 in 2007
     -    $7,231,000 in 2008
     -    $1,918,000 in 2009
     -    $25,827,000 in 2010

OFF-BALANCE  SHEET  ARRANGEMENTS

Residual  Value  Guarantees

We have entered into various aircraft operating leases under which we provide residual value guarantees to the lessor. As of December 31, 2005, the undiscounted maximum amount of potential future payments under the guarantees is $3,311,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

Aircraft  Purchase  Commitments

In March 2004, we entered into a commitment agreement to purchase ten Eurocopter EC135 helicopters for approximately $34.3 million, with deliveries scheduled through the first quarter of 2005. As of December 31, 2005, we had taken delivery of all aircraft under the agreement.

In July 2004, we entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values.

In  August  2005,  we  entered  into  a  commitment  agreement  to  purchase six
Eurocopter EC135 helicopters for approximately $23.0 million, with deliveries scheduled in 2006. In October 2005, we also entered into a purchase commitment for four Eurocopter AS350 helicopters for approximately $6.1 million. As of December 31, 2005, we had taken delivery of one aircraft under the agreement.

We intend to place the new aircraft primarily into existing bases and to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically we have financed aircraft acquired under these or similar commitments through operating lease agreements.

Letters  of  Credit

In August 2004, we entered into a letter of credit with a financial institution to securitize an aircraft leased under an operating lease agreement. Because the aircraft is operated in Puerto Rico, the lessor is unable to perfect its security interest against the aircraft. The letter of credit perpetually renews for consecutive one-year terms through the end of the lease agreement in July 2010 or until the aircraft is moved from Puerto Rico and reduces the available borrowing capacity under our revolving credit facility. The letter of credit amount decreases annually based on reductions in the stipulated loss value of the aircraft under the lease agreement and was $1,036,000 at December 31, 2005.

In January 2005, we entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on our workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under our revolving credit facility.

SOURCES AND USES OF CASH

We had cash and cash equivalents of $3,218,000 at December 31, 2005, compared to $2,603,000 at December 31, 2004. Cash generated by operations increased to $20,863,000 in 2005 from $15,381,000 in 2004, due in part to the improvement in results of operations described above. Receivable balances, net of bad debt expense, increased $18,393,000 in 2005 compared to $3,070,000 in 2004, reflecting continued growth in CBM and HBM revenue, an improved net reimbursement rate for CBM operations, and the increase in days' sales outstanding as described above. Balances for accounts payable and other accrued liabilities increased $4,236,000 in 2005, compared to $1,063,000 in 2004, primarily because of the accrual of performance bonuses not paid prior to year-end.

Cash used for investing activities totaled $5,984,000 in 2005, compared to $11,501,000 in 2004. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, information systems hardware and software, and upgrades to aircraft, engines, and avionics systems. In 2005 we received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000. Equipment acquisitions in 2004 consisted primarily of medical interior and avionics installations, information systems hardware and software, and rotable equipment. In 2004 we received $1,600,000 from the sale of two of our aircraft and approximately $1,300,000 from the refund of deposits for the purchase of aircraft, primarily through the arrangement of long-term operating lease financing.

Financing activities used $14,264,000 in 2005, compared to $6,851,000 in 2004. In 2005, we used $20 million of term loan proceeds and additional draws against our line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. We also paid $611,000 in debt issuance costs, primarily associated with the amendment to our senior credit facility in May 2005. We used proceeds from new note agreements originated in 2004 to refinance existing debt with higher interest rates and to fund the acquisition of new software systems and other capital expenditures. The other primary use of cash in both 2005 and 2004 was regularly scheduled payments of long-term debt and capital lease obligations. In 2005 we also paid down our line of credit balance by $7,864,000.

Senior  Credit  Facility

On May 9, 2005, we amended and restated our senior credit facility and repaid our subordinated debt facility. The senior credit facility was further amended on December 15, 2005. The amendments provided for, among other things, $25 million of term loans, an extension of the maturity date to December 14, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay our $23 million of subordinated debt. In the second quarter of 2005, we wrote off $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

Borrowings under the credit facility are secured by thirteen aircraft and substantially all of our accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures December 14, 2010, but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 1% if the termination occurs prior to December 14, 2010. As of December 31, 2005, we had $6,855,000 outstanding against the $35 million revolving credit facility and available capacity on the facility of $25,702,000. Quarterly principal payments of $425,000 on the term loans will commence in November 2006 and continue until December 2010, when all remaining principal is due.

The revolving loans bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. The term loans bear interest, at our option, at either (i) the higher of the federal funds rate plus 3.00% or the prime rate as announced by the lenders plus 2.50% or (ii) a rate equal to LIBOR plus 4.00%. As of December 31, 2005, the weighted average interest rate on the outstanding balance against the revolving credit facility was 6.08% and the weighted average interest rate on the term loans was 8.14%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness; events of insolvency or bankruptcy; failure to timely discharge judgments of $250,000 or more; failure to maintain the first priority status of liens under the credit facility; levy against a material portion of our assets; default under other indebtedness; suspension of material governmental permits; interruption of operations at any of our facilities that has a material adverse effect; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which we can incur in a fiscal year. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2005, we had exceeded the limitation on annual capital expenditures, inclusive of leased assets, and had received a waiver from the lenders for the covenant violation.

New  Community-based  Operations

Opening a new community-based operation typically requires an investment in an additional aircraft, aviation and medical personnel, and crew quarters. We may take possession of the additional aircraft up to three months prior to the commencement of operations in order to retrofit the aircraft for medical transport. Staff may also be hired a month in advance of the operation start date. Because of the delay between date of transport and collection of receivables from the patients or their insurers, new community-based operations may not produce positive cash flow during at least the first three months of operation.

Other  Sources

As of December 31, 2005, we have additional equity in encumbered aircraft which could be utilized as collateral for borrowing funds as an additional source of working capital if necessary. We also have $25,702,000 unused capacity on our revolving credit facility. We believe that these borrowing resources, coupled with cash flows from operations, will allow us to meet our obligations in the coming year.

OUTLOOK  FOR  2006

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2006, we expect to open two new CBM bases in the southeast region and one in California. In addition, we began services under a one-year contract with a military base in California in the first quarter of 2006. CBM flight volume at all other locations during 2006 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective January 1, 2006, we increased prices for our CBM operations an average of approximately 10%.

Hospital-Based  Model

In the fourth quarter of 2005, we expanded one existing contract in North Carolina to an additional satellite base. We have also been awarded a 3-year contract to begin rotor wing operations in Montana during the second quarter of 2006. Thirteen hospital contracts are due for renewal in 2006. We expect 2006 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of December 31, 2005, eleven HH-60L units and 21 MEV units for the U.S. Army and three modular medical interiors for commercial customers were in process. Remaining revenue for all contracts in process is estimated at $3.3 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. We have already completed 28 HH-60L units under the program, in addition to the eleven currently under contract. The U.S. Army has also forecasted a requirement for a total of 119 MEV units over four years; we have previously delivered 82 units, in addition to the 21 units currently under contract. There is no assurance that orders for additional units will be received in future periods.

All  Segments

We implemented a new software system for patient billing in 2005 and expect to implement new software for inventory tracking in 2006.

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBM operations, renew operating agreements for our HBM operations, or generate new profitable contracts for the Products Division.

CRITICAL  ACCOUNTING  POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, uncollectible receivables, deferred income taxes, and depreciation and residual values. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid). Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related flight revenue for the year ended December 31, 2005, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $3,159,000 in flight revenue.

Revenue related to fixed fee medical interior and products contracts is recorded as costs are incurred using the percentage of completion method of accounting. We estimate the percentage of completion based on costs incurred to date as a percentage of an estimate of the total costs to complete the project. Losses on contracts in process are recognized when determined. If total costs to complete a project are greater or less than estimated, the gross margin on the project may be greater or less than originally recorded under the percentage of completion method.

Uncollectible  Receivables

We respond to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. Based on related net flight revenue for the year ended December 31, 2005, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $2,327,000 in flight revenue.

Deferred  Income  Taxes

In preparation of the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recoverable from future taxable income and record a valuation allowance for those amounts we believe are not likely to be realized. Establishing or increasing a valuation allowance in a period increases income tax expense. We consider estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.

Depreciation  and  Residual  Values

In accounting for long-lived assets, we make estimates about the expected useful lives, projected residual values and the potential for impairment. Estimates of useful lives and residual values of aircraft are based upon actual industry experience with the same or similar aircraft types and anticipated utilization of the aircraft. Changing market prices of new and used aircraft, government regulations and changes in our maintenance program or operations could result in changes to these estimates. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

NEW  ACCOUNTING  STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and provides for either a modified prospective or modified retrospective transition method for adopting the statement. The statement will be effective for us beginning with the first quarter of 2006. We expect to adopt the modified prospective method of implementation. Under the modified prospective method, compensation cost will be recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. We expect the adoption of this standard to reduce net income in the year ending December 31, 2006, by approximately $246,000. This estimate is based on the number of unvested options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2006.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Correction, replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement 154 to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, most of which have fixed interest rates, except $6,855,000 outstanding against the line of credit and $26,925,000 in notes payable. Based on the amounts outstanding at December 31, 2005, the annual impact of a change of 100 basis points in interest rates would be approximately $338,000. Interest rates on these instruments approximate current market rates as of December 31, 2005.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of December 31, 2005, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $866,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See Consolidated Financial Statements attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2005, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER  INFORMATION

Effective January 3, 2006, Neil Hughes resigned his position as senior vice president of the Air Medical Services Division and continued to serve as a senior advisor to Mr. Todd during the first quarter of 2006. On March 13, 2006, Mr. Hughes signed a separation agreement with the Company, which will be effective April 2, 2006. Under the agreement, we will pay Mr. Hughes severance of $320,100 over a one-year period, beginning April 2, 2006, at the same regular intervals as we pay compensation to all executives. The agreement includes the customary warranties, representations, and releases. In addition for a one-year period, Mr. Hughes is precluded from engaging in any business which competes directly or indirectly with us anywhere in the United States.

                                    PART III

ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Summary information concerning our directors and executive officers is set forth below:

                                                                                     CLASS/YEAR
                                                                                      TERM AS
                                                                                      DIRECTOR
NAME                           Age  Position                                         EXPIRES(1)
----                           ---  --------                                         ----------
George W. Belsey                66  Chairman of the Board                             I/2007
Ralph J. Bernstein              48  Director                                          III/2006
Samuel H. Gray                  68  Director                                          II/2008
C. David Kikumoto               56  Director                                          I/2007
MG Carl H. McNair, Jr. (Ret.)   71  Director                                          I/2007
Lowell D. Miller, Ph.D.         72  Director                                          III/2006
Morad Tahbaz.                   50  Director                                          II/2008
Paul H. Tate.                   55  Director                                          III/2006
Aaron D. Todd                   44  Director and Chief Executive Officer              II/2008
David L. Dolstein               57  Senior Vice President, Community Based Services   N/A
Michael D. Allen(2)             43  Senior Vice President, Air Medical Services       N/A
Trent J. Carman                 45  Chief Financial Officer, Secretary and Treasurer  N/A
Sharon J. Keck                  39  Chief Accounting Officer and Controller           N/A

__________________

(1) Refers to the calendar year in which the annual meeting of stockholders is contemplated to be held and at which the term of the pertinent director class shall expire.
(2) Michael Allen was appointed to the position of Senior Vice President of the Air Medical Services Division effective January 4, 2006.

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

MR. MORAD TAHBAZ was elected to the board of directors in February 1994. He is a co-founder and General Partner of Americas Partners, a real estate investment firm. Additionally, Mr. Tahbaz is the founder and a partner of M.T. Capital, L.L.C., an investment company for real estate and private equity transactions. Mr. Tahbaz received his Bachelor's Degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master's Degree in Business Administration from Columbia University Graduate School of Business.

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

MR. MICHAEL D. ALLEN was named Senior Vice President of the Air Medical Services Division in January 2006. Since 1992, Mr. Allen has served the Company in several other positions including line pilot, safety representative, aviation site manager, training captain/check airman and operations manager. Prior to joining the Company, Mr. Allen was a commercial pilot for two years and served as a pilot in the US Army for five years. Mr. Allen graduated from Portland State University with a Bachelor of Science in Mathematics.

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

CODE  OF  ETHICS

We have adopted a Code of Ethics for directors, officers, and employees. This Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters. We will provide a copy of our Code of Ethics to any person without charge, upon written request to:
Secretary, Air Methods Corporation, 7301 S. Peoria, Englewood, Colorado 80112. The Code of Ethics is also available on our corporate website, which is www.airmethods.com.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based on our review of the copies of reports filed and upon written representations, we believe that during 2005, executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following:
     * Forms 4 related to option grants to each non-employee director, Messrs. Tahbaz, Tate, Miller, Kikumoto, McNair, Bernstein and Gray, were filed late due to a delay between grant date and grant notification to the administrative staff. For each director, the filing related to a single option grant transaction.

ITEM 11.  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION

The following table sets forth the cash compensation payable by the Company that was earned by the Chief Executive Officer and each of the other executive officers whose annual salary and bonus for 2005 exceeded $100,000 (the "Named Executive Officers") for the years 2003, 2004 and 2005.

                                                         ANNUAL COMPENSATION        LONG TERM COMPENSATION
                                                         -------------------        ----------------------
                                                                          OTHER
                                                                          ANNUAL                  ALL OTHER
                                                                 BONUS     COMP    SECURITIES    COMPENSATION
                                                                --------  -------  UNDERLYING    ------------
NAME AND POSITION                             YEAR  SALARY ($)   ($)(4)     ($)    OPTIONS (#)      ($)(1)
-----------------                             ----  ----------   ------     ---    -----------      ------
Aaron D. Todd(2)                              2005     329,600  395,500        --           --        15,344
    Chief Executive Officer                   2004     331,538    9,600        --      150,000        14,606
                                              2003     285,000       --        --       50,000        17,250

David L. Dolstein                             2005     216,179  162,200        --           --        11,124
    Senior Vice President,                    2004     216,538    6,300        --      115,000        10,631
    Community Based                           2003     190,000       --        --       25,000        13,131
    Services

Neil M. Hughes                                2005     216,300  103,800        --           --        12,465
    Senior Vice-President,                    2004     217,308    6,300        --       90,000        11,906
    Air Medical Services                      2003     190,000       --        --           --        13,027
    Division

Trent J. Carman(3)                            2005     211,200  158,400        --           --        10,870
    Chief Financial Officer,                  2004     212,500    6,200        --       75,000        10,625
    Secretary and Treasurer                   2003     128,571       --        --       37,500         2,625

Sharon J. Keck                                2005     159,000   50,000        --           --         8,524
    Chief Accounting Officer                  2004     155,192    5,000        --       60,000         7,881
    and Controller                            2003     135,000       --        --           --         8,117
                                                                               --

(1)  Consists of employer matching contributions under our 401(k) Plan.
(2)  Mr. Todd was appointed Chief Executive Officer effective July 1, 2003.
(3)  Mr. Carman joined the Company in April 2003.
(4) Unless otherwise noted, consists of a discretionary bonus related to management's performance in 2004 and 2005. All 2004 bonuses were paid in 2005 and all 2005 bonuses were paid in 2006.

OPTION GRANTS IN LAST FISCAL YEAR

Named Executive Officers of the Company were not issued stock option grants during 2005.

AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table provides certain summary information concerning stock option exercises during 2005 by, and option values as of December 31, 2005 for, the Named Executive Officers.

                                                   NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY
                       SHARES                      OPTIONS AT FY-END (#)   OPTIONS AT FY-END ($)
                      ACQUIRED         VALUE           EXERCISABLE/            EXERCISABLE/
      NAME         ON EXERCISE (#)  REALIZED ($)       UNEXERCISABLE         UNEXERCISABLE(1)
-----------------  ---------------  ------------  -----------------------  ---------------------
Aaron D. Todd               38,643       356,446           78,024/133,333      734,300/1,109,331
David L. Dolstein           25,000       262,250           35,000/105,000        317,700/873,600
Neil M. Hughes              19,667       104,428            55,000/80,000        516,475/665,600
Trent J. Carman                 --            --            47,500/65,000        434,950/540,800
Sharon J. Keck                  --            --            21,667/53,333        222,719/443,731

(1) Amounts represent the fair market value (determined to be the closing price) of the underlying common stock at December 30, 2005 of $ 17.30 per share less the exercise price.

DIRECTOR  COMPENSATION

We have adopted compensation and incentive benefit plans to enhance our ability to continue to attract, retain and motivate qualified persons to serve as our directors. Effective January 1, 2004, the payments to our non-employee directors, except for Mr. Belsey, were as follows:

     -    Annual  retainer  of  $15,000
     -    $1,000  per  Board  of  Directors  meeting
     -    $600  per  committee  meeting  for  all  committees  except  the Audit
          Committee
     -    $1,000  per  Audit  Committee  meeting  (effective  April  2004)
     - Fee per committee meeting for committee chairman as follows: $4,000 for Audit Committee, $3,000 for Compensation/Stock Option Committee, $2,000 for Nominating and Governance Committee and $2,000 for Finance/Strategic Planning Committee. Effective November 1, 2005, the fee for the Nominating and Governance Committee chairman was increased to $3,000 per meeting.

Each non-employee director may elect to receive shares of Common Stock in lieu of cash payments pursuant to our Equity Compensation Plan for Non-Employee Directors. We also reimburse our non-employee directors for their reasonable expenses incurred in attending Board of Directors and committee meetings. Board members who are also officers do not receive any separate compensation or fees for attending Board of Directors' or committee meetings.

Historically, a non-employee director has been granted options for completion of each year of service, if the director attended a minimum of 75% of all Board of Directors' and applicable committee meetings during that fiscal year. A year of service is defined as a fiscal year of the Company during which the non-employee director served on the Board of Directors for the entire fiscal year. On an annual basis after the date of the last Board meeting for the year, each qualified non-employee director has received a five-year option to purchase 10,000 shares, exercisable at the then-current fair market value of our common stock. Under existing stock option plans, sufficient shares do not remain for directors to be granted options beyond fiscal year 2005. As of December 31, 2005, directors held options granted for director-related services to purchase a total of 159,000 shares of common stock.

We entered into an Executive Consulting Agreement with Mr. Belsey effective July 1, 2003 for an initial term of five years. Under the agreement, Mr. Belsey agreed to serve as Chairman of the Board of Directors, at the pleasure of the Board of Directors, through the completion of the Annual Meeting of Stockholders in 2004. Upon expiration of that term of service and his re-election to the Board of Directors, Mr. Belsey was reappointed as Chairman through the Annual Meeting of Stockholders in 2007. Mr. Belsey also agreed to serve as a consultant with those responsibilities designated to him by the Board of Directors, for a consulting fee of $750,000, payable in equal monthly installments from July 1, 2003 through June 30, 2007. This fee is payable regardless of the amount of time Mr. Belsey spends performing his services as Chairman and consultant, and whether or not he becomes disabled or dies during such period. During the term of this agreement and for a period of eighteen months following the termination of the agreement with us, Mr. Belsey may not engage in any business which competes with us anywhere in the United States.

In 2003 we purchased $50,000 life insurance policies for each non-employee director who had served longer than one year, excluding Messrs. Belsey and McNair. A life insurance policy was purchased for Mr. Tate in 2004 and for Mr. Kikumoto in 2005. The policies vest over two years, and, as of June 2005, participating directors, with the exception of Mr. Tate and Mr. Kikumoto, were 100% vested. Effective December 22, 2003, an annuity policy was purchased on behalf of Mr. McNair in the amount of $50,000 in lieu of insurance policies purchased for other members of the Board of Directors.

EMPLOYMENT  AGREEMENTS

We entered into an Employment Agreement with Mr. Todd effective July 1, 2003 for an initial term of two years, subject to successive one-year extensions. The agreement provides for annual compensation, which was $329,600 in 2005, and may be terminated by either party upon 90 days' written notice, or immediately by us for cause. In the event we terminate the agreement without cause, Mr. Todd is entitled to severance payments for eighteen months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During the term of employment and for eighteen months following the termination of employment, Mr. Todd may not engage in any business which competes with us anywhere in the United States.

We entered into an Employment Agreement with each of Mr. Carman, Mr. Dolstein, Mr. Hughes, and Ms. Keck effective January 1, 2003, with the exception of Mr. Carman's agreement, which was effective April 28, 2003. Each agreement is for an initial term of one year starting on the effective date, and subject to successive one-year extensions. Each of the agreements was extended for an additional year in 2005. The agreements provide for annual compensation which was $211,200, $216,300, $216,300, and $159,000, respectively, for 2005. Each agreement may be terminated either by us or by the employee upon 90 days' written notice, or immediately by us for cause. In the event we terminate an agreement without cause, the employee is entitled to severance payments for twelve months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During the term of employment and for twelve months following the termination of employment, the employee may not engage in any business which competes with us anywhere in the United States.

Effective January 3, 2006, Neil Hughes resigned his position as senior vice president of the Air Medical Services Division and was replaced by Mike Allen effective January 4, 2006. Mr. Hughes continued to serve as a senior advisor to Mr. Todd during the first quarter of 2006. On March 13, 2006, Mr. Hughes signed a separation agreement, which will be effective April 2, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

COMPENSATION/STOCK  OPTION  COMMITTEE

The Compensation/Stock Option Committee currently consists of Dr. Miller (Chairman) and Messrs. Bernstein and Gray. The Compensation/Stock Option Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation/Stock Option Committee are "independent" within the meaning of the NASDAQ Stock Market Inc.'s listing standards.

COMPENSATION  COMMITTEE  REPORT

The Compensation/Stock Option Committee is responsible for recommending and administering our guidelines governing employee compensation. The Compensation/Stock Option Committee evaluates the performance of management, recommends compensation policies and levels, and makes recommendations concerning salaries and incentive compensation.

Compensation  Philosophy.  Our  executive  compensation  program is designed to
------------------------
attract and retain executives capable of leading the Company to meet our business and development objectives and to motivate them to actions which will have the effect of increasing the long-term value of stockholder investment in the Company. The Compensation/Stock Option Committee considers a variety of factors, both qualitative and quantitative, in evaluating our executive officers and making compensation decisions. These factors include the compensation paid by comparable companies to individuals in comparable positions, the individual contributions of each officer to the Company, and most important, our progress toward our long-term objectives. Pursuant to terms of the officers' Employment Agreements, an annual review examines each particular executive officer's performance and length of time in a certain position and our financial condition and overall performance and profitability. At this point in our development, objectives against which executive performance is gauged also include the addition and retention of aeromedical service contracts, growth of our independent services model and Products Division, and the securing of necessary capital and financing to fund business expansion. Annual compensation for our executive officers for 2005 consisted of base salary and 401(k) match. A bonus was also paid to executive officers for 2005 under an incentive bonus plan discussed below

Compensation  of  the  Chief  Executive  Officer.  The Compensation/Stock Option
------------------------------------------------
Committee acted to increase Mr. Todd's salary to $329,600 effective January 1, 2005. In determining the compensation to be awarded to Mr. Todd for his services to the Company, the Committee considered salaries paid to chief executive officers at competitive companies.

Incentive Bonus.  In order to provide additional incentive to executive officers
---------------
to achieve corporate objectives within operating divisions and the Company as a whole, the Compensation Committee adopted a plan in June 2004 which provides for payment of year-end bonuses. The dollar amount of those bonuses is stated as a percentage of base salary and is conditional to achievement of corporate objectives. Bonuses earned under the plan for 2005 were paid in 2006.

Section 162(m) Compliance.  Under Section 162(m) of the Code, federal income tax
-------------------------
deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. The Compensation Committee intends to design the Company's compensation programs so that the total compensation paid to any employee will not exceed $1 million in any one year.

                                   By the Compensation/Stock Option Committee:

                                   Lowell D. Miller, Ph.D., Chairman
                                   Ralph J. Bernstein
                                   Samuel H. Gray

STOCK  PERFORMANCE  GRAPH

The following graph compares our cumulative total stockholder return for the period from December 31, 2000 through December 31, 2005, against the Standard & Poor's 500 Index (S&P 500) and "peer group" companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. Peer Group Index returns reflect the transfer of the value on that date of the initial $100 investment into a peer group consisting of all publicly traded companies in SIC Group 4522: "Non-scheduled Air Transport." We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours.

                       ANNUAL RETURN PERCENTAGE

                                       Years Ending
                         -------------------------------------------
                         Dec-01   Dec-02   Dec-03   Dec-04   Dec-05
                         ===========================================
AIR METHODS CORPORATION   60.77%   -8.49%   57.52%   -4.23%  101.16%
S & P 500                -11.88%   -22.1%   28.68%   10.88%    4.91%
PEER GROUP                -2.41%   10.11%   13.04%   24.94%    2.04%

                           INDEXED RETURNS

                          Base            Years Ending
                         Period --------------------------------------
                         Dec-00  Dec-01  Dec-02  Dec-03  Dec-04  Dec-05
                         ==============================================
AIR METHODS CORPORATION  100.00  160.77  147.12  231.74  221.94  446.45
S & P 500                100.00   88.12   68.64   88.33   97.94  102.75
PEER GROUP               100.00   97.59  107.46  121.47  151.76  154.87

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
                         AMONG AIR METHODS CORPORATION,
            THE S & P 500 INDEX AND SIC CODE 4522: NON-AIR TRANSPORT


                               [GRAPHIC OMITTED]


PEER  GROUP  COMPANIES  (SIC  =  4522)
  Air  Methods  Corporation
  Airnet  Systems  Income
  Atlas  Air  Worldwide  Holdings,  Inc.
  Elite  Flight  Solutions,  Inc.
  Offshore  Logistics,  Inc.
  Petroleum  Helicopters,  Inc.

ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

EQUITY  COMPENSATION  PLANS

The following equity compensation plans have been previously approved by our shareholders:
     - 1995 Employee Stock Option Plan - provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses to employees as well as third party consultants and directors.
     - Nonemployee Director Stock Option Plan - provides for the granting of nonqualified stock options to nonemployee directors of the Company upon the completion of each full year of service.
     - Equity Compensation Plan for Nonemployee Directors - provides for the issuance of shares of common stock to nonemployee directors, at their election, in lieu of cash as payment for their director services.

Information regarding the securities under all of these plans was as follows as of December 31, 2005:

                                                                                                Number of securities
                                                                                               remaining available for
                              Number of securities to be                                    future issuance under equity
                                issued upon exercise of       Weighted-average exercise          compensation plans
                                 outstanding options,       price of outstanding options,       (excluding securities
Plan Category                    warrants, and rights           warrants, and rights          reflected in column (a))
                                          (a)                            (b)                             (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            961,522                        $ 8.48                        100,541

Equity compensation plans
not approved by security
holders                                      --                          N/A                              --

                             --------------------------------------------------------------------------------------------
Total                                   961,522                        $ 8.48                        100,541
                             ============================================================================================

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 15, 2006, the beneficial ownership of our outstanding Common Stock: (i) by each person who owns (or is known by us to own beneficially) more than 5% of the Common Stock, (ii) by each of our directors and executive officers, and (iii) by all directors and executive officers as a group.

                                                                 Number       Percentage of
Name and Address                                                of Shares      Common Stock
----------------                                                ---------     --------------
Michael D. Allen                                                     171(1)         *
7301 S. Peoria St.
Englewood, CO.  80112

George W. Belsey                                                  80,686(2)         *
7301 South Peoria
Englewood, CO  80112

Ralph J. Bernstein                                             1,284,377(3)       10.6%
77 E. 77th St.
New York, NY  10021

Trent J. Carman                                                   52,500(4)         *
7301 South Peoria
Englewood, CO  80112

David L. Dolstein                                                 40,274(5)         *
1670 Miro Way
Rialto, CA 92376

Samuel H. Gray                                                     2,000(6)         *
95 Madison Avenue
Morristown, NJ  07960

Sharon J. Keck                                                    25,394(7)         *
7301 South Peoria
Englewood, CO  80112

David Kikumoto                                                    10,000(8)         *
6312 South Fiddler's Green Circle
Suite 200 East
Greenwood Village, CO 80111

MG Carl H. McNair, Jr. (Ret.)                                     65,287(9)         *
11710 Plaza America Drive
Reston, VA  20190-6010

Lowell D. Miller, Ph.D.                                          62,000(10)         *
16940 Stonehaven
Belton, MO  64012

Morad Tahbaz                                                    153,183(11)        1.3%
26 Broad St.
Weston, CT  06883


Paul H. Tate                                                     17,000(12)         *
7001 Tower Road
Denver, CO  80249

Aaron D. Todd                                                   103,967(13)         *
7301 South Peoria
Englewood, CO  80112

All Directors and Executive Officers as a group (13 persons)  1,896,839(14)       15.7%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                                          671,927(15)        5.6%

___________________

*    Less  than  one  percent  (1%)  of Common Stock outstanding on February 15,
     2006.

(1)  Consists of 171 shares directly owned.
(2)  Consists of 80,686 shares directly owned by George and Phyllis Belsey.
(3) Consists of (i) 37,000 shares subject to stock options exercisable within 60 days, (ii) 1,152,877 shares directly owned, (iii) 60,500 shares owned by Yasmeen Bernstein, Mr. Bernstein's spouse, and (iv) 34,000 shares subject to currently exercisable warrants.
(4) Consists of 52,500 shares subject to stock options exercisable within 60 days.
(5) Consists of (i) 40,000 shares subject to stock options exercisable within 60 days, (ii) 274 shares directly owned by David and Kathi Dolstein.
(6) Consists of 2,000 shares subject to stock options exercisable within 60 days.
(7) Consists of (i) 25,000 shares subject to stock options exercisable within 60 days, and (ii) 394 shares directly owned.
(8) Consists of (i) 7,000 shares subject to stock options exercisable within 60 days, and (ii) 3,000 shares directly owned.
(9)  Consists of (i) 28,287 shares jointly owned with spouse, Jo Ann McNair; and
     (ii)  37,000  shares  subject  to stock options exercisable within 60 days.
(10) Consists of (i) 50,000 shares owned directly, and (ii) 12,000 shares subject to stock options exercisable within 60 days.
(11) Consists of (i) 37,000 shares subject to stock options exercisable within 60 days, (ii) 50,183 shares directly owned, and (iii) 66,000 shares subject to currently exercisable warrants.
(12) Consists of 17,000 shares subject to stock options exercisable within 60 days.
(13) Consists of (i) 15,343 shares directly owned, (ii) 2,267 shares beneficially owned by Mr. Todd in our 401(k) plan; and (iii) 86,357 shares subject to stock options exercisable within 60 days.
(14) Includes (i) 433,543 shares subject to stock options exercisable within 60 days and (ii) 100,000 shares subject to currently exercisable warrants.
(15) Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on February 2, 2006.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

KPMG LLP, independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2005 and 2004. In addition to retaining KPMG LLP to audit the consolidated financial statements for the year ended December 31, 2005, we retained KPMG LLP to provide other services. The aggregate fees incurred by us for audit, audit-related, tax and other services provided by KPMG LLP during the years ended December 31, 2005 and 2004, were as follows:

                           2005      2004
                         ------------------
     Audit fees          $425,181  $620,220
     Audit-related fees     9,000    10,000
     Tax fees              42,522    80,325
     All other fees            --        --
                         ------------------
     Total.              $476,703   710,545
                         ==================

Audit fees include fees for the audit of the annual consolidated financial statements, review of unaudited consolidated financial statements included in quarterly reports on Form 10-Q, the audit of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, review of Securities and Exchange Commission filings, consents, registration statements, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of financial statements. These services include the audits of employee benefit plans and other services not directly impacting the audit of the annual financial statements and related services.

Tax fees include tax services related to the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns. All other fees include fees for services not considered audit or tax services. KPMG LLP performed no such services during 2005 or 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services performed by our independent certified public accountants during the fiscal year ended December 31, 2005, were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

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

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at the meeting of the Audit Committee following the decision. The Audit Committee is not permitted to delegate to management its responsibilities to pre-approve services to be performed by our independent certified public accountants.

                                     PART IV

ITEM 15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

          Documents filed as part of the report:

          1.   Financial Statements included in Item 8 of this report:

               Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets, December 31, 2005 and 2004
               Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
               Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003
               Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
               Notes  to  Consolidated  Financial  Statements

          2.   Financial Statement Schedules included in Item 8 of this report:

               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003

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

          3.   Exhibits:

               EXHIBIT
               NUMBER   DESCRIPTION OF EXHIBITS
               -------  -----------------------

               3.1      Certificate of Incorporation(1)

               3.2      Amendments to Certificate of Incorporation(2)

               3.3      By-Laws as Amended(11)

               4.1      Specimen Stock Certificate(2)

               4.2      Form of Common Stock Purchase Agreement, dated November 26, 2003(9)

               10.1     1995 Air Methods Corporation Employee Stock Option Plan(4)

               10.2     Amendment to 1995 Air Methods Corporation Employee Stock Option Plan(6)

               10.3     Nonemployee Director Stock Option Plan, as amended(5)

               10.4     Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993(3)

               10.5     Employment Agreement between the Company and Aaron D. Todd, dated July 1,
                        2003(7)

               10.6     Employment Agreement between the Company and David L. Dolstein, dated January 1,
                        2003(7)

               10.7     Employment Agreement between the Company and Neil M. Hughes, dated January 1,
                        2003(7)

               10.8     Consulting Agreement between the Company and George W. Belsey, dated April 15,
                        2003(7)

               10.9     Employment Agreement between the Company and Trent J. Carman, dated April 28,
                        2003(7)

               10.10    Employment Agreement between the Company and Sharon J. Keck, dated January 1,
                        2003(7)

               10.11    Amended  and  Restated  Revolving Credit, Term Loan and Security  Agreement,
                        dated as of May 9, 2005, among the Company, Rocky Mountain Holdings, L.L.C.,
                        Mercy  Air  Service,  Inc.  and  LifeNet,  Inc.  and  PNC  Bank,  National
                        Association, Wells Fargo Bank, N.A., and Keybank, N.A.(8)

               10.12    Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan and
                        Security Agreement, dated as of December 15, 2005, among the Company, Rocky
                        Mountain Holdings, L.L.C., Mercy Air Service, Inc., LifeNet, Inc., the lenders parties thereto and PNC Bank, National Association, as agent for the lenders.(12)

               10.13    Separation Agreement and Release between the Company and Neil M. Hughes, dated
                        April 2, 2006

               18.1     Letter from KPMG LLP regarding Change in Accounting Principle(10)

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

8 Filed as an exhibit to the Company's Current Report on Form 8-K dated May 9, 2005, and incorporated herein by reference.

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

12 Filed as an exhibit to the Company's Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AIR METHODS CORPORATION


Date:     March 16, 2006               By: /s/  Aaron D. Todd
        ------------------                --------------------------------------
                                          Aaron D. Todd
                                          Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


/s/ Aaron D. Todd            Chief Executive Officer              March 16, 2006
-----------------------
Aaron D. Todd

/s/ Trent J. Carman          Chief Financial Officer              March 16, 2006
-----------------------      Secretary and Treasurer
Trent J. Carman

/s/ Sharon J. Keck           Chief Accounting Officer             March 16, 2006
-----------------------
Sharon J. Keck

/s/ George W. Belsey         Chairman of the Board                March 16, 2006
-----------------------
George W. Belsey

/s/ Ralph J. Bernstein       Director                             March 16, 2006
-----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray           Director                             March 16, 2006
-----------------------
Samuel H. Gray

/s/ David Kikumoto           Director                             March 16, 2006
-----------------------
David Kikumoto

/s/ Carl H. McNair, Jr.      Director                             March 16, 2006
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller         Director                             March 16, 2006
-----------------------
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz             Director                             March 16, 2006
-----------------------
Morad Tahbaz

/s/ Paul H. Tate             Director                             March 16, 2006
-----------------------
Paul H. Tate

AIR METHODS CORPORATION
AND SUBSIDIARIES


                     TABLE OF CONTENTS


--------------------------------------------------------------------------------

Independent Registered Public Accounting Firm's Reports. . . . . . . . . . . F-1

Consolidated Financial Statements
---------------------------------

    CONSOLIDATED BALANCE SHEETS,
    December 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . F-3

    CONSOLIDATED STATEMENTS OF OPERATIONS,
    Years Ended December 31, 2005, 2004, and 2003. . . . . . . . . . . . . . F-5

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
    Years Ended December 31, 2005, 2004, and 2003. . . . . . . . . . . . . . F-7

    CONSOLIDATED STATEMENTS OF CASH FLOWS,
    Years Ended December 31, 2005, 2004, and 2003. . . . . . . . . . . . . . F-8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
    December 31, 2005 and 2004. . . . . . . . . . . . . . . . . . . . . . . F-11

Schedules
---------

    II - VALUATION AND QUALIFYING ACCOUNTS
    Years Ended December 31, 2005, 2004, and 2003. . . . . . . . . . . . . F-33



All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Air Methods Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                             /S/ KPMG LLP


Denver, Colorado
March 15, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
Air Methods Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that Air Methods Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Air Methods Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2004.

                                             /s/ KPMG LLP

Denver, Colorado
March 15, 2006

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------

                                                                          2005       2004
                                                                        ---------  --------
ASSETS
------
Current assets:
  Cash and cash equivalents                                             $  3,218     2,603
  Current installments of notes receivable                                    65        61
  Receivables:
    Trade (note 4)                                                       129,107    89,218
    Less allowance for doubtful accounts                                 (45,540)  (26,040)
                                                                        ---------  --------
                                                                          83,567    63,178

    Other                                                                  2,524     4,520
                                                                        ---------  --------
                                                                          86,091    67,698

  Inventories (note 4)                                                     9,197     8,667
  Work-in-process on medical interior and products contracts                 762       645
  Assets held for sale (note 4)                                            6,446     5,705
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (note 3)                                      3,548     2,938
  Deferred income taxes (note 8)                                           1,133        --
  Prepaid expenses and other current assets                                2,051     2,686
                                                                        ---------  --------

      Total current assets                                               112,511    91,003
                                                                        ---------  --------

Property and equipment (notes 4 and 5):
  Land                                                                       441       441
  Flight and ground support equipment                                    143,342   137,742
  Buildings and office equipment                                          13,354    11,554
                                                                        ---------  --------
                                                                         157,137   149,737
  Less accumulated depreciation and amortization                         (63,607)  (52,985)
                                                                        ---------  --------

      Net property and equipment                                          93,530    96,752

Goodwill                                                                   6,485     6,485
Notes and other receivables, less current installments                        99       572
Other assets, net of accumulated amortization of $2,773 and $2,108 at
  December 31, 2005 and 2004, respectively                                 8,907     9,911
                                                                        ---------  --------

      Total assets                                                      $221,532   204,723
                                                                        =========  =======

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------

                                                                                  2005     2004
                                                                                --------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable (note 4)                                                        $  6,446    5,105
  Current installments of long-term debt (note 4)                                  9,399    6,041
  Current installments of obligations under capital leases (note 5)                  657      410
  Accounts payable                                                                 8,405    7,193
  Deferred revenue                                                                 3,913    3,883
  Billings in excess of costs and estimated earnings on uncompleted contracts
    (note 3)                                                                         332      309
  Accrued wages and compensated absences                                           7,217    3,668
  Deferred income taxes (note 8)                                                      --    4,387
  Due to third party payers                                                        1,858    2,867
  Other accrued liabilities                                                        7,445    8,291
                                                                                --------  -------

      Total current liabilities                                                   45,672   42,154

Long-term debt, less current installments (note 4)                                57,704   72,693
Obligations under capital leases, less current installments (note 5)                 688      249
Deferred income taxes (note 8)                                                    19,997    8,284
Other liabilities                                                                 11,260    8,264
                                                                                --------  -------

      Total liabilities                                                          135,321  131,644
                                                                                --------  -------

Stockholders' equity (note 6):
  Preferred stock, $1 par value. Authorized 5,000,000 shares,
    none issued                                                                       --       --
  Common stock, $.06 par value. Authorized 16,000,000 shares; issued
    11,605,590 and 10,997,380 shares at December 31, 2005 and 2004,
    respectively                                                                     696      660
  Additional paid-in capital                                                      66,219   64,955
  Retained earnings                                                               19,296    7,464
  Treasury stock at par, 4,040 shares at December 31, 2004                            --       --
                                                                                --------  -------

      Total stockholders' equity                                                  86,211   73,079
                                                                                --------  -------

Commitments and contingencies (notes 4, 5, 9, and 10)

      Total liabilities and stockholders' equity                                $221,532  204,723
                                                                                ========  =======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------

                                                                           Year Ended December 31
                                                                      -------------------------------

                                                                         2005       2004      2003
                                                                      ----------  --------  ---------
Revenue:
  Flight revenue (note 7)                                             $ 329,041   265,697    234,687
  Sales of medical interiors and products                                 7,836     7,300      6,803
  Parts and maintenance sales and services                                   93       106        942
  Gain on disposition of assets, net                                         --        --         23
                                                                      ----------  --------  ---------
                                                                        336,970   273,103    242,455
                                                                      ----------  --------  ---------
Operating expenses:
  Flight centers                                                        110,197    95,410     83,492
  Aircraft operations                                                    65,041    59,916     56,776
  Aircraft rental (note 5)                                               18,048    15,073     11,843
  Cost of medical interiors and products sold                             5,293     2,714      4,766
  Cost of parts and maintenance sales and services                          106       120        978
  Depreciation and amortization                                          12,021    10,983     11,309
  Bad debt expense                                                       60,792    42,892     32,519
  Loss on disposition of assets, net                                        366       242         --
  General and administrative                                             36,971    33,691     25,209
                                                                      ----------  --------  ---------
                                                                        308,835   261,041    226,892
                                                                      ----------  --------  ---------

        Operating income                                                 28,135    12,062     15,563

Other income (expense):
  Interest expense                                                       (5,956)   (7,856)    (8,252)
  Loss on extinguishment of debt                                         (3,104)       --         --
  Other, net                                                                950     1,158      1,055
                                                                      ----------  --------  ---------

Income before income taxes                                               20,025     5,364      8,366

Income tax expense (note 8)                                              (8,193)   (2,121)    (3,263)
                                                                      ----------  --------  ---------

Income before cumulative effect of change in accounting principle        11,832     3,243      5,103

Cumulative effect of change in method of accounting for maintenance
  costs, net of income taxes  (note 2)                                       --     8,595         --

                                                                      ----------  --------  ---------
        Net income                                                    $  11,832    11,838      5,103
                                                                      ==========  ========  =========

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------

                                                                            Year Ended December 31
                                                                            ----------------------
                                                                        2005         2004        2003
                                                                     -----------  ----------  -----------
Basic income per common share (note 6):
  Income before cumulative effect of change in accounting principle  $      1.07         .30          .53
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                                    --         .79           --
                                                                     -----------  ----------  -----------
  Net income                                                         $      1.07        1.09          .53
                                                                     ===========  ==========  ===========

Diluted income per common share (note 6):
  Income before cumulative effect of change in accounting principle  $      1.02         .29          .51
  Cumulative effect of change in method of accounting for
    maintenance costs, net of income taxes                                    --         .76           --
                                                                     -----------  ----------  -----------
  Net income                                                         $      1.02        1.05          .51
                                                                     ===========  ==========  ===========

Pro forma results, assuming change in method of accounting for maintenance costs was applied retroactively (note 2):
  Net income                                                                                  $     8,676
                                                                                              ===========
  Basic income per common share                                                               $       .90
                                                                                              ===========
  Diluted income per common share                                                             $       .86
                                                                                              ===========

Weighted average number of common shares outstanding - basic          11,058,971  10,894,863    9,665,278
                                                                     ===========  ==========  ===========

Weighted average number of common shares outstanding - diluted        11,654,885  11,314,827   10,052,989
                                                                     ===========  ==========  ===========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                     Retained      Total
                                               Common Stock        Treasury Stock     Additional     Earnings      Stock-
                                           --------------------  ------------------     Paid-in    (Accumulated   holders'
                                            Shares      Amount    Shares     Amount     Capital       Deficit)     Equity
                                          -----------  --------  ---------  --------  -----------  -------------  ---------
BALANCES AT JANUARY 1, 2003                9,488,679   $   569     15,700   $    (1)      55,127         (9,477)    46,218

Issuance of common shares in private
  offering, net of syndication costs of
  $745 (note 6)                            1,200,000        72         --        --        8,783             --      8,855
Issuance of common shares for options
  exercised and services rendered            163,776        10         --        --          668             --        678
Purchase of treasury shares                       --        --     19,161        (1)        (165)            --       (166)
Retirement of treasury shares                (34,861)       (2)   (34,861)        2           --             --         --
Net income                                        --        --         --        --           --          5,103      5,103
                                          ---------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 2003             10,817,594       649         --        --       64,413         (4,374)    60,688

Issuance of common shares for options
  and warrants exercised                     225,410        14         --        --          992             --      1,006
Purchase of treasury shares                       --        --     49,664        (3)        (450)            --       (453)
Retirement of treasury shares                (45,624)       (3)   (45,624)        3           --             --         --
Net income                                        --        --         --        --           --         11,838     11,838

                                          ---------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004             10,997,380       660      4,040        --       64,955          7,464     73,079

Issuance of common shares for options
  and warrants exercised                     624,052        37         --        --        1,077             --      1,114
Tax benefit from exercise of stock
  options                                         --        --         --        --          356             --        356
Purchase of treasury shares                       --        --     11,802        (1)        (169)            --       (170)
Retirement of treasury shares                (15,842)       (1)   (15,842)        1           --             --         --
Net income                                        --        --         --        --           --         11,832     11,832

                                          ---------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2005             11,605,590   $   696         --   $    --       66,219         19,296     86,211
                                          =================================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------

                                                                                              Year Ended December 31
                                                                                              ----------------------
                                                                                            2005       2004       2003
                                                                                         --------------------------------
Cash flows from operating activities:
  Net income                                                                             $  11,832     11,838      5,103
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                   12,021     10,983     11,309
    Bad debt expense                                                                        60,792     42,892     32,519
    Deferred income tax expense                                                              6,193      2,130      3,280
    Common stock options and warrants issued for services                                       --         --         75
    Loss on extinguishment of debt                                                           3,104         --         --
    Loss (gain) on disposition of assets                                                       366        242        (23)
    Cumulative effect of change in method of accounting for maintenance (note 2)                --     (8,595)        --
    Changes in operating assets and liabilities:
      Increase in receivables                                                              (79,185)   (45,962)   (53,955)
      Decrease (increase) in inventories                                                      (530)       476      1,592
      Decrease (increase) in prepaid expenses and other current assets                         686       (866)       708
      Increase in work-in-process on medical interior and products contracts and costs
        in excess of billings                                                                 (727)    (1,189)    (1,521)
      Increase in accounts payable and other accrued liabilities                             4,236      1,063         80
      Increase in accrued overhaul and parts replacement costs                                  --         --      4,546
      Increase in deferred revenue, billings in excess of costs, and other liabilities       2,075      2,369        690
                                                                                         --------------------------------

          Net cash provided by operating activities                                         20,863     15,381      4,403
                                                                                         --------------------------------


Cash flows from investing activities:
  Acquisition of property and equipment                                                     (7,164)   (15,080)    (7,996)
  Proceeds from disposition and sale of equipment and assets held for sale                   1,070      1,651        910
  Decrease (increase) in notes and other receivables and other assets, net                     110      1,928       (417)
                                                                                         --------------------------------

          Net cash used by investing activities                                             (5,984)   (11,501)    (7,503)
                                                                                         --------------------------------

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------------------

                                                                 Year Ended December 31
                                                                 ----------------------
                                                               2005       2004       2003
                                                            --------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                    $   1,114      1,006      9,458
  Payments for purchases of common stock                         (170)      (453)      (166)
  Net borrowings (payments) under lines of credit              (7,864)      (482)     2,647
  Proceeds from long-term debt                                 25,000     10,484      8,235
  Payments for debt issue costs                                  (611)      (392)      (694)
  Payments of long-term debt                                  (29,775)   (14,106)   (11,455)
  Debt retirement costs                                        (1,380)        --         --
  Payments of capital lease obligations                          (578)    (2,908)      (761)
                                                            --------------------------------

          Net cash provided (used) by financing activities    (14,264)    (6,851)     7,264
                                                            --------------------------------

          Increase (decrease) in cash and cash equivalents        615     (2,971)     4,164

Cash and cash equivalents at beginning of year                  2,603      5,574      1,410
                                                            --------------------------------

Cash and cash equivalents at end of year                    $   3,218      2,603      5,574
                                                            ================================

Interest paid in cash during the year                       $   6,124      6,558      7,459
                                                            ================================
Income taxes paid in cash during the year                   $     715        216         46
                                                            ================================

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Non-cash investing and financing activities:

In the year ended December 31, 2005, the Company settled notes payable of $5,105 in exchange for the aircraft securing the debt. The Company also settled a note payable totaling $346 by applying a purchase deposit against it and entered into a note payable of $396 to finance insurance policies and into capital lease obligations of $1,264 to finance the purchase of equipment.

In the year ended December 31, 2005, the Company wrote off $1,724 in debt origination costs and note discount related to the retirement of its subordinated debt.

In the year ended December 31, 2005, the Company entered into notes payable of $6,446 to finance the purchase of aircraft which are held for sale as of December 31, 2005.

As described in note 2, effective January 1, 2004, the Company changed its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method. Accordingly, the Company reversed its major overhaul accrual totaling $33,809 for all owned and leased aircraft and reversed the remaining capitalized maintenance included in fixed assets relating to used aircraft purchases totaling $19,719, with the balance reflected as the cumulative effect of change in accounting principle of $8,595 ($14,090, net of income taxes of $5,495).

In the year ended December 31, 2004, the Company settled a note payable totaling $288 by applying a purchase deposit against it. The Company also entered into a note payable of $336 to finance insurance policies and originated a capital lease obligation of $430 to finance the acquisition of equipment.

In the year ended December 31, 2004, the Company entered into notes payable of $5,105 to finance the purchase of aircraft which were held for sale as of December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis of Financial Statement Presentation and Business

     Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of aeromedical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. Rocky Mountain Holdings, LLC (RMH), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. LifeNet was formerly known as ARCH Air Medical Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,501,000 and $1,556,000 at December 31, 2005 and 2004, respectively, consist of short-term money market funds.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Property and Equipment

     Hangars, equipment, and leasehold improvements are recorded at cost. Maintenance and repairs are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the  useful  lives  of the equipment or the lease term, as follows:

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

     Engine  and  Airframe  Overhaul  Costs

     The Company operates under an FAA-approved continuous inspection and maintenance program. The Company accounts for maintenance activities under the direct expense method. Under this method, commencing January 1, 2004, all maintenance costs are recognized as expense as costs are incurred. Prior to January 1, 2004, the Company accrued for major engine and airframe component overhaul costs based on usage of the aircraft component over the period between overhauls or replacements in advance of performing the maintenance services. See further discussion in Note 2.

     Goodwill

     The Company accounts for goodwill under Financial Accounting Standards Board (FASB) Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of existing goodwill during 2005.

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

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2005, assets held for sale consisted of four aircraft, which the Company intends to sell within one year. Related debt is classified as short-term notes payable in the consolidated financial statements. The aircraft are expected to be sold and leased back under operating leases.

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

                                                             2005     2004     2003
                                                           --------  -------  ------
          Net income before cumulative effect of change
          in accounting principle:
            As reported                                    $11,832    3,243   5,103
            Less additional compensation expense,
              net of tax effect                               (462)    (492)   (319)
                                                           -------------------------
            Pro forma                                      $11,370    2,750   4,784
                                                           =========================

          Net income:
            As reported                                    $11,832   11,838   5,103
            Less additional compensation expense,
              net of tax effect                               (462)    (492)   (319)
                                                           -------------------------
            Pro forma                                      $11,370   11,346   4,784
                                                           =========================

          Basic income per share before cumulative effect
          of change in accounting principle:
            As reported                                    $  1.07      .30     .53
            Pro forma                                         1.03      .25     .49

          Basic net income per share:
            As reported                                    $  1.07     1.09     .53
            Pro forma                                         1.03     1.04     .49

          Diluted income per share before cumulative
          effect of change in accounting principle:
            As reported                                    $  1.02      .29     .51
            Pro forma                                          .98      .24     .49

          Diluted net income per share:
            As reported                                    $  1.02     1.05     .51
            Pro forma                                          .98     1.01     .49

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 0% for all years; expected volatility of 36%, 33%, and 32%; risk-free interest rates of 4.04%, 3.2%, and 2.4%; and expected lives of 3 years, 5 years, and 3 years. The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003, was $2.15, $2.91, and $2.03, respectively.

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement and provides for either a modified prospective or modified retrospective transition method for adopting the statement. The statement will be effective for the Company beginning with the first quarter of 2006. The Company expects to adopt the modified prospective method of implementation. Under the modified prospective method, compensation cost will be recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. The Company expects the adoption of this standard to reduce net income in the year ending December 31, 2006, by approximately $246,000. This estimate is based on the number of unvested options currently outstanding and exercisable and could change based on the number of options granted or forfeited in fiscal 2006.

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

     New Accounting Standards

     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Correction,. replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that the correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of Statement 154 to have a material impact on its financial position or results of operations.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the 2005 presentation.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(2)  ACCOUNTING  CHANGE

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

(3)  COSTS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS

     As of December 31, 2005, the estimated period to complete contracts in process ranges from three to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                                      2005      2004
                                                                    --------  --------
           Costs incurred on uncompleted contracts                  $ 6,061     8,949
           Estimated contribution to earnings                         1,922     4,406
                                                                    --------  --------
                                                                      7,983    13,355
           Less billings to date                                     (4,767)  (10,726)
                                                                    --------  --------
           Costs and estimated earnings in excess of billings, net  $ 3,216     2,629
                                                                    ========  ========

(4)  NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable as of December 31, 2005, consist of four notes with an aircraft manufacturer for the purchase of four aircraft. The notes are non-interest-bearing and mature in the first quarter of 2006. The four aircraft collateralizing the notes are expected to be sold and leased back under operating leases and are classified in the consolidated financial statements as assets held for sale.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(4)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED

     Long-term debt consists of the following at December 31 (amounts in thousands):

                                                                                2005     2004
                                                                              --------  -------
Notes payable due in quarterly installments of principal and interest with all remaining principal due in 2010. Weighted average interest rate at
    December 31, 2005, is 8.14%.                                              $25,000       --
Subordinated notes payable with quarterly interest payments at 12.0%.
    Paid in full in 2005.                                                          --   21,860
Borrowings under revolving credit facility with monthly interest payments and all principal due in 2006. Weighted average interest rate at
    December 31, 2005, is 6.08%.                                                6,855   14,719
Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009,
    collateralized by aircraft.                                                 5,259    6,039
Notes payable with interest rates from 6.53% to 6.70%, due in monthly installments of principal and interest at various dates through 2009,
    collateralized by aircraft and other flight equipment                       1,334    2,085
Note payable, non-interest bearing, due in annual principal payments through 2007. Annual principal payment amounts are contingent upon
    transport volume for Community-Based Model operations in Nevada.              750    1,250
Notes payable with interest rates from 5.80% to 8.49%, due in monthly payments of principal and interest with all remaining principal due in
    2008, collateralized by aircraft                                            8,935   10,288
Notes payable with interest rates from 5.25% to 9.27%, due in monthly payments of principal and interest with all remaining principal due in
    2006, collateralized by aircraft                                            2,879    3,361
Notes payable with interest at 8.96%, due in monthly payments of principal and interest with all remaining principal due in 2007,
    collateralized by aircraft                                                  1,553    1,807
Notes payable with interest at LIBOR plus 2.50%, due in monthly payments of principal and interest with all remaining principal due in
    2008, collateralized by buildings. Weighted average rate at December
    31, 2005, is 6.44%.                                                         1,925    2,127
Note payable with interest rate at 5.60%, due in monthly installments of principal and interest with all remaining principal due in 2010,
    collateralized by aircraft                                                  5,583    6,537
Notes payable with interest rates from 5.08% to 5.95%, due in monthly installments of principal and interest at various dates through 2010,
    collateralized by aircraft                                                  7,030    8,311
Other                                                                              --      350
                                                                              --------  -------
                                                                               67,103   78,734
Less current installments                                                      (9,399)  (6,041)
                                                                              --------  -------
                                                                              $57,704   72,693
                                                                              ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(4)  NOTES  PAYABLE  AND  LONG-TERM  DEBT,  CONTINUED

     On May 9, 2005, the Company amended and restated its senior credit facility and repaid its subordinated debt facility. The senior credit facility was further amended on December 15, 2005. The amendments provided for, among other things, $25 million of term loans, an extension of the maturity date to December 14, 2010, and modifications to the financial covenants. The proceeds from the term loans, along with additional borrowings under the revolving credit facility, were used to repay the Company's $23 million of subordinated debt. In the second quarter of 2005, the Company wrote off $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

     Borrowings under the credit facility are secured by thirteen aircraft and substantially all of the Company's accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures December 14, 2010, but can be prepaid at any time, subject to payment of an early termination fee ranging from .25% to 1% if the termination occurs prior to December 14, 2010. As of December 31, 2005, the Company had $6,855,000 outstanding against the $35 million revolving credit facility and available capacity on the facility of $25,702,000. Quarterly principal payments of $425,000 on the term loans will commence in November 2006 and continue until December 2010, when all remaining principal is due. The capacity available on the revolving credit facility is reduced by letters of credit outstanding.

     The revolving loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. The term loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 3.00% or the prime rate as announced by the lenders plus 2.50% or (ii) a rate equal to LIBOR plus 4.00%. As of December 31, 2005, the weighted average interest rate on the outstanding balance against the revolving credit facility was 6.08% and the weighted average interest rate on the term loans was 8.14%.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(4)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2005, the Company had exceeded the limitation on annual capital expenditures, inclusive of leased assets, and had received a waiver from the lenders for the covenant violation.

     Substantially all of the Company's property and equipment is pledged as collateral under the Company's various notes payable.

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:
                2006                          $ 9,399
                2007                            8,213
                2008                           13,642
                2009                            7,140
                2010                           28,709
                Thereafter                         --
                                              -------
                                              $67,103
                                              =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(5)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. As of December 31, 2005, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                            Capital   Operating
                                                            leases      leases
                                                           ---------------------
          Year ending December 31:
                2006                                       $    797       21,780
                2007                                            450       20,691
                2008                                            103       19,686
                2009                                            103       18,392
                2010                                            103       16,464
                Thereafter                                       --       41,099
                                                           ---------------------

          Total minimum lease payments                        1,556   $  138,112
                                                                      ==========
          Less amounts representing interest                   (211)
                                                           ---------
          Present value of minimum capital lease payments     1,345
          Less current installments                            (657)
                                                           ---------
                                                           $    688
                                                          ==========

     Rent expense relating to operating leases totaled $22,996,000, $19,508,000, and $15,424,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

     At December 31, 2005 and 2004, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $1,590,000 and $885,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(6)  STOCKHOLDERS'  EQUITY

     (a)  PRIVATE  PLACEMENT

          In December 2003, the Company issued 1.2 million shares of common stock at $8 per share in a private placement of shares. Proceeds, net of syndication and other costs, totaled $8,855,000.

     (b)  WARRANTS

          As of December 31, 2005, the following warrants to purchase the Company's common stock are outstanding:

          Number of Warrants  Exercise Price per Share   Expiration Date
          ------------------  -------------------------  ----------------
              100,000               $  5.28              October 16, 2007
               25,000                  6.60              August 8, 2007
          ------------------
              125,000
          ==================

          During the year ended December 31, 2005, warrants with an exercise price of $0.06 were exercised for 449,716 shares of common stock.

     (C)  STOCK  OPTION  PLANS

          The Company has a Stock Option Plan (the Plan) which provides for the granting of incentive stock options (ISO's) and nonqualified stock options (NSO's), stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. The Company also grants NSO's outside of the Plan. Generally, the options granted under the Plan have an exercise price equal to the market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. However, option grants to certain officers and employees in 2004 included 460,000 options which vest after five years and expire six years from the date of grant.

          The Nonemployee Director Stock Option Plan authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Through 2004, each nonemployee director completing one fiscal year of service received a five-year option to purchase 10,000 shares, exercisable at the then current market value of the Company's common stock. All options under this plan are vested immediately upon issue. As of December 31, 2005, neither the Stock Option Plan nor the Nonemployee Director Stock Option Plan had sufficient remaining capacity to accommodate the issuance of options for director services in 2005.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(6)  STOCKHOLDERS'  EQUITY,  CONTINUED

          The following is a summary of option activity, including options granted and outstanding outside of the Plan, during the years ended December 31, 2005, 2004, and 2003:

                                                                    Weighted Average
                                                      Shares         Exercise Price
                                                 -----------------  -----------------
               Outstanding at January 1, 2003             666,037   $            4.91

               Granted                                    227,500                8.22
               Canceled                                   (73,759)               2.56
               Exercised                                 (163,776)               3.44

                                                 -----------------
               Outstanding at December 31, 2003           656,002                6.19

               Granted                                    582,000                8.91
               Canceled                                    (1,778)               2.44
               Exercised                                 (200,410)               4.63

                                                 -----------------
               Outstanding at December 31, 2004         1,035,814                8.03

               Granted                                    101,000                9.25
               Canceled                                      (934)               4.31
               Exercised                                 (174,358)               6.24

                                                 -----------------
               Outstanding at December 31, 2005           961,522                8.48
                                                 =================

               Options exercisable at:
                   December 31, 2003                      414,335   $            5.77
                   December 31, 2004                      410,204                7.02
                   December 31, 2005                      463,523                7.96

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(6)  STOCKHOLDERS'  EQUITY,  CONTINUED

          The following table summarizes information about stock options outstanding at December 31, 2005:

                                        Weighted-Average                                 Weighted-
                                           Remaining         Weighted-                    Average
             Range of         Number      Contractual        Average          Number      Exercise
          Exercise Price   Outstanding    Life (Years)     Exercise Price   Exercisable    Price
          ---------------  -----------  -----------------  ---------------  -----------  ----------
          $ 5.60 to 8.46       252,522                2.0  $          6.97      244,523  $     6.92
           8.83 to 11.60       709,000                3.8             9.02      219,000        9.12
                           -----------                                      -----------
                               961,522                                          463,523
                           ===========                                      ===========

     (D)  NONEMPLOYEE  DIRECTOR  COMPENSATION  PLAN

          In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2005, no shares have been issued under this plan.

     (E)  INCOME PER SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                                  2005        2004        2003
                                               ----------  ----------  ----------
     Weighted average number of common shares
       outstanding - basic                     11,058,971  10,894,863   9,665,278
     Dilutive effect of:
       Common stock options                       138,217      79,141      99,955
       Common stock warrants                      457,697     340,823     287,756
                                               ----------------------------------
     Weighted average number of common shares
       outstanding - diluted                   11,654,885  11,314,827  10,052,989
                                               ==================================

     Common stock options totaling 16,000, 662,000, and 252,500 were not included in the diluted income per share calculation for the years ended December 31, 2005, 2004, and 2003, respectively, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(7)  REVENUE

     The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for initial terms ranging from 1 to 10 years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements provide for the following revenue for years ending December 31 (amounts in thousands):

                    2006                  $ 58,705
                    2007                    36,469
                    2008                    23,906
                    2009                    15,703
                    2010                     9,867
                    Thereafter               1,088
                                          --------
                                          $145,738
                                          ========

(8)  INCOME  TAXES

     Income tax benefit (expense), excluding amounts recorded as the cumulative effect of a change in accounting principle, consists of the following for the years ended December 31 (amounts in thousands):

                                                     2005     2004     2003
                                                  --------------------------
          Current income tax benefit (expense):
            Federal                               $  (816)      --      (12)
            State                                  (1,184)       9       29
                                                  --------------------------
                                                   (2,000)       9       17

          Deferred income tax benefit (expense):
            Federal                                (5,399)  (1,857)  (2,860)
            State                                    (794)    (273)    (420)
                                                  --------------------------
                                                   (6,193)  (2,130)  (3,280)
                                                  --------------------------
          Total income tax expense                $(8,193)  (2,121)  (3,263)
                                                  ==========================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(8)  INCOME  TAXES,  CONTINUED

     Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 34% and income taxes as recorded is as follows for the years ended December 31 (amounts in thousands):

                                                     2005     2004     2003
                                                   --------------------------
     Tax at the federal statutory rate             $(6,809)  (1,824)  (2,844)
     State income taxes, net of federal benefit,
       including adjustments based on filed
       state income tax returns                     (1,007)    (268)    (419)
     Change in valuation allowance                      --       --   (2,456)
     True up's to filed returns                       (368)      --    2,456
     Other                                              (9)     (29)      --
                                                   --------------------------
     Net income tax benefit (expense)              $(8,193)  (2,121)  (3,263)
                                                   ==========================

     For state income tax purposes, at December 31, 2005, the Company has net operating loss carryforwards of approximately $14 million, expiring at various dates through 2019. In 2005 the Company changed its year-end for income tax filing from June 30 to December 31 to coincide with its fiscal year-end and filed a short-period return for the six months ended December 31, 2004. The true-up of deferred tax assets and liabilities resulted in an increase of $368,000 to deferred tax liabilities and income tax expense in 2005.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                                             2005       2004
                                                           -------------------
          Deferred tax assets:
            Net operating loss carryforwards               $    698     9,220
            Minimum tax credit carryforward                     334        12
            Employee compensation and benefit accruals
              and other                                       4,642     1,887
                                                           -------------------
                Total gross deferred tax assets               5,674    11,119
                Less valuation allowance                         --      (904)
                                                           -------------------
                Net deferred tax assets                       5,674    10,215
                                                           -------------------

          Deferred tax liabilities:
            Equipment and leasehold improvements,
              principally due to differences in bases and
              depreciation methods                          (22,422)  (16,846)
            Allowance for uncollectible accounts             (1,446)   (5,213)
            Goodwill                                           (458)     (493)
            Other                                              (212)     (334)
                                                           -------------------
                Total deferred tax liabilities              (24,538)  (22,886)
                                                           -------------------
                Net deferred tax liability                 $(18,864)  (12,671)
                                                           ===================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(8)  INCOME  TAXES,  CONTINUED

     During 2005, net operating loss carryforwards of $1.4 million, for which a valuation allowance had previously been established, expired. Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

(9)  EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution retirement plan whereby employees may contribute any percentage of their gross pay up to the IRS maximum ($14,000 for 2005). The Company contributes 2% of gross pay for all employees and matches 60% of the employees' contributions up to 6% of their gross pay. The Company also continued the RMH defined contribution retirement plan which was in place at the acquisition date. Under the RMH plan, employees may contribute any percentage of their gross pay up to the IRS maximum, and the Company matches 30% of the employees' contributions up to 6% of their gross pay. Company contributions to both plans totaled approximately $2,354,000, $2,284,000, and $2,176,000 for the years ended
     December  31,  2005,  2004,  and  2003,  respectively.

(10) COMMITMENTS  AND  CONTINGENCIES

     The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2005, the undiscounted maximum amount of potential future payments under the guarantees is $3,311,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

     In March 2004, the Company entered into a commitment agreement to purchase ten Eurocopter EC135 helicopters for approximately $34.3 million, with deliveries scheduled through the first quarter of 2005. As of December 31, 2005, the Company had taken delivery of all aircraft under the agreement.

     In July 2004, the Company entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values.

     In August 2005, the Company entered into a commitment agreement to purchase six Eurocopter EC135 helicopters for approximately $23.0 million, with deliveries scheduled in 2006. In October 2005, the Company also entered into a purchase commitment for four Eurocopter AS350 helicopters for approximately $6.1 million. As of December 31, 2005, the Company had taken delivery of one aircraft under the agreement.

     The Company intends to place the new aircraft primarily into existing bases and to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under these or similar commitments through operating lease agreements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(10) COMMITMENTS  AND  CONTINGENCIES,  CONTINUED

     In August 2004, the Company entered into a letter of credit with a financial institution to securitize an aircraft leased by the Company under an operating lease agreement. Because the aircraft is operated in Puerto Rico, the lessor is unable to perfect its security interest against the aircraft. The letter of credit perpetually renews for consecutive one-year terms through the end of the lease agreement in July 2010 or until the aircraft is moved from Puerto Rico and reduces the available borrowing capacity under the Company's revolving credit facility. The letter of credit amount decreases annually based on reductions in the stipulated loss value of the aircraft under the lease agreement and was $1,036,000 at December 31, 2005.

     In January 2005, the Company entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on its workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under the Company's revolving credit facility.

(11) BUSINESS  SEGMENT  INFORMATION

     The Company identifies operating segments based on management responsibility and the type of products or services offered. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in seventeen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals in 26 states and Puerto Rico under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(11) BUSINESS  SEGMENT  INFORMATION,  CONTINUED

                                        Community-   Hospital-
                                          Based        Based    Products   Corporate   Intersegment
                                          Model        Model    Division  Activities   Eliminations   Consolidated
                                       ----------------------------------------------------------------------------
      2005
      External revenue                 $   229,507      99,626     7,837          --             --        336,970
      Intersegment revenue                      --          --     9,452          --         (9,452)            --
                                       ----------------------------------------------------------------------------
      Total revenue                        229,507      99,626    17,289          --         (9,452)       336,970

      Operating expenses                   138,120      82,552    13,289       9,285         (7,224)       236,022
      Depreciation & amortization            6,133       5,201       412         275             --         12,021
      Bad debt expense                      60,035         757        --          --             --         60,792
      Interest expense                       3,123       2,719        --         114             --          5,956
      Loss on early extinguishment
        of debt                                 --          --        --       3,104             --          3,104
      Other, net                            (1,011)         --        --          61             --           (950)
      Income tax expense                        --          --        --       8,193             --          8,193
                                       ----------------------------------------------------------------------------
      Net income (loss)                $    23,107       8,397     3,588     (21,032)        (2,228)        11,832
                                       ============================================================================

      Total assets                     $    89,805   N/A        N/A          133,890         (2,163)       221,532
                                       ============================================================================

      2004
      External revenue                 $   176,968      88,835     7,300          --             --        273,103
      Intersegment revenue                      --          --     8,753          --         (8,753)            --
                                       ----------------------------------------------------------------------------
      Total revenue                        176,968      88,835    16,053          --         (8,753)       273,103

      Operating expenses                   116,537      78,295    10,451       9,230         (7,347)       207,166
      Depreciation & amortization            5,417       5,081       272         213             --         10,983
      Bad debt expense                      42,505         387        --          --             --         42,892
      Interest expense                       3,950       3,736        --         170             --          7,856
      Other, net                            (1,050)         --        --        (108)            --         (1,158)
      Income tax expense                        --          --        --       2,121             --          2,121
                                       ----------------------------------------------------------------------------
      Income (loss) before
        cumulative effect of change
        in accounting principle              9,609       1,336     5,330     (11,626)        (1,406)         3,243
      Cumulative effect of change
        in accounting principle, net            --          --        --       8,595             --          8,595
                                       ----------------------------------------------------------------------------
      Net income (loss)                $     9,609       1,336     5,330      (3,031)        (1,406)        11,838
                                       ============================================================================

      Total assets                     $    67,156   N/A        N/A          139,730         (2,163)       204,723
                                       ============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(11) BUSINESS  SEGMENT  INFORMATION,  CONTINUED

                                    Community-   Hospital-
                                      Based        Based     Products   Corporate   Intersegment
                                      Model        Model     Division  Activities   Eliminations   Consolidated
     2003
     External revenue              $   146,364      88,440      6,803         848             --        242,455
     Intersegment revenue                   --          --      7,261          --         (7,261)            --
                                   -----------------------------------------------------------------------------
     Total revenue                     146,364      88,440     14,064         848         (7,261)       242,455

     Operating expenses                 95,309      74,429     10,360       8,322         (5,356)       183,064
     Depreciation & amortization         4,857       4,539        173       1,740             --         11,309
     Bad debt expense                   32,519          --         --          --             --         32,519
     Interest expense                    3,962       4,121         --         169             --          8,252
     Other, net                           (805)       (130)        --        (120)            --         (1,055)
     Income tax expense                     --          --         --       3,263             --          3,263
                                   -----------------------------------------------------------------------------
     Net income (loss)             $    10,522       5,481      3,531     (12,526)        (1,905)         5,103
                                    ============================================================================

     Total assets                  $    76,506   N/A         N/A          141,306         (2,163)       215,649
                                    ============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(12) UNAUDITED  QUARTERLY  FINANCIAL  DATA

     Summarized unaudited quarterly financial data for 2005 and 2004 is as follows (amounts in thousands except per share data):

                                                                Quarter
                                                    First    Second  Third   Fourth
                                                   ---------------------------------
     2005
     Revenue                                       $68,508   87,685  90,533  90,244
     Operating income                                  785   10,146   9,895   7,309
     Income (loss) before income taxes                (735)   5,477   9,028   6,255
     Net income (loss)                                (468)   3,324   5,498   3,478
     Basic income (loss) per common share             (.04)     .30     .50     .31
     Diluted income (loss) per common share           (.04)     .29     .47     .29

     2004
     Revenue                                       $61,634   74,255  68,949  68,265
     Operating income                                  909    5,916   4,012   1,225
     Income (loss) before income taxes and
       cumulative effect of change in accounting
       principle                                      (892)   4,160   2,378    (282)
     Income (loss) before cumulative effect of
       change in accounting principle                 (544)   2,518   1,452    (183)
     Net income (loss)                               8,051    2,518   1,452    (183)
     Basic income (loss) per share before
       cumulative effect of change in accounting
       principle                                      (.05)     .23     .13    (.02)
     Basic income (loss) per common share              .74      .23     .13    (.02)
     Diluted income (loss) per share before
       cumulative effect of change in accounting
       principle                                      (.05)     .22     .13    (.02)
     Diluted income (loss) per common share            .74      .22     .13    (.02)

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(13) SUBSEQUENT  EVENT

     In September 2003, the Company's pilots voted to be represented by the Office and Professional Employees International Union, Local 109. Negotiations on a collective bargaining agreement began in early 2004 and consensus has been reached on a majority of the non-economic issues under consideration. In November 2005, the Company provided the union a settlement offer which was modified and tentatively accepted by the union in March 2006, subject to ratification by the union membership and approval by the Company's board of directors. The settlement offer included changes to base salary and overtime pay and to the Company's contribution to defined contribution retirement plans (401k plans). If ratified by the union membership prior to March 31, 2006, the agreement will be effective January 1, 2006, through April 30, 2009. Under the proposed settlement, pay for overtime shifts would increase from regular pay rates to 1.5 times regular pay rates. The Company currently maintains two 401k plans. Under one plan, the Company contributes 2% of gross pay for all eligible employees and matches 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, the Company matches 30% of the employees' contributions up to 6% of their gross pay. In the proposed settlement, the Company will contribute up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. The estimated impact of the proposed change in base salary is $3.4 million in the year of implementation. Because the impact of changes to overtime pay and to the 401k plan contributions is dependent upon staffing levels and employee participation in the 401k plans, the effect on the financial statements cannot presently be fully quantified. The Company has also not yet determined the extent, if any, to which the impact of the settlement offer may be offset by price increases. There can be no assurance that the offer will be accepted by the union or that the Company will not be subject to a work stoppage if the parties are unable to come to an agreement.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors
Air Methods Corporation:

Under date of March 15, 2006, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Company's December 31, 2005 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /S/ KPMG LLP


Denver, Colorado
March 15, 2006

AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------

                                 Balance at
                                  Beginning                  Transfers and                    Balance at
Description                       of Period   Additions (a)    Other (c)     Deductions (b)  End of Period
----------------------------------------------------------------------------------------------------------

Allowance for trade receivables
  Year ended December 31, 2005   $    26,040         60,792              --        (41,292)         45,540
  Year ended December 31, 2004        30,301         42,892              --        (47,153)         26,040
  Year ended December 31, 2003        19,315         32,519             800        (22,333)         30,301


__________________
Notes:

(a)  Amounts  charged  to  expense.
(b)  Bad  debt  write-offs  and  charges  to  allowances.
(c) Beginning allowance balance assumed in RMH acquisition, as adjusted for final purchase price allocation.


See accompanying Report of Independent Registered Public Accounting Firm.