Form 10-Q
period 2006-03-31
AIR METHODS CORP
filed 2006-05-10
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended     March  31,  2006
                                  -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from            to
                                  ------------  -------------

                         Commission file number  0-16079
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

The  number  of  shares of Common Stock, par value $.06, outstanding as of April
28,  2006,  was  11,761,613.

                               TABLE OF CONTENTS

                                   Form 10-Q

PART I.   FINANCIAL INFORMATION
          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets - March 31, 2006 and December 31, 2005   1

                    Consolidated Statements of Operations for the three months
                      ended March 31, 2006 and 2005                                      3

                    Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2006 and 2005                                            4

                    Notes to Consolidated Financial Statements                           6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         10

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk          18

          Item 4.   Controls and Procedures                                             18

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                   19

          Item 1A.  Risk Factors                                                        19

          Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

          Item 3.   Defaults upon Senior Securities                                     19

          Item 4.   Submission of Matters to a Vote of Security Holders                 19

          Item 5.   Other Information                                                   19

          Item 6.   Exhibits                                                            20

          SIGNATURES                                                                    21

                             PART I: FINANCIAL INFORMATION

                       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        AIR METHODS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
               (Amounts in thousands, except share and per share amounts)
                                      (unaudited)

                                                                MARCH 31,   DECEMBER 31,
                                                                  2006          2005
                                                               --------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                    $    3,051          3,218
  Current installments of notes receivable                             66             65
  Receivables:
    Trade                                                         139,649        129,107
    Less allowance for doubtful accounts                          (50,098)       (45,540)
                                                               --------------------------
                                                                   89,551         83,567
    Other                                                           1,897          2,524
                                                               --------------------------
                                                                   91,448         86,091
                                                               --------------------------

  Inventories                                                       9,515          9,197
  Work-in-process on medical interiors and products contracts       1,018            762
  Assets held for sale                                              5,401          6,446
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                           4,061          3,548
  Deferred income taxes                                             1,062          1,133
  Prepaid expenses and other                                        2,822          2,051
                                                               --------------------------

      Total current assets                                        118,444        112,511
                                                               --------------------------

Property and equipment:
  Land                                                                441            441
  Flight and ground support equipment                             145,944        143,342
  Buildings and other equipment                                    13,811         13,354
                                                               --------------------------
                                                                  160,196        157,137
  Less accumulated depreciation and amortization                  (65,676)       (63,607)
                                                               --------------------------

      Net property and equipment                                   94,520         93,530
                                                               --------------------------

Goodwill                                                            6,485          6,485
Notes and other receivables, less current installments                 82             99
Other assets, net of accumulated amortization of $3,030 and
  $2,773 at March 31, 2006 and December 31, 2005,
  respectively                                                      8,912          8,907
                                                               --------------------------

      Total assets                                             $  228,443        221,532
                                                               ==========================
                                                                              (continued)

                       AIR METHODS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS, CONTINUED
              (Amounts in thousands, except share and per share amounts)
                                     (unaudited)

                                                                MARCH 31,   DECEMBER 31,
                                                                   2006         2005
                                                                ------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                                 $    5,401         6,446
  Current installments of long-term debt                            10,043         9,399
  Current installments of obligations under capital leases             739           657
  Accounts payable                                                   9,392         8,405
  Deferred revenue                                                   3,488         3,913
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                               42           332
  Accrued wages and compensated absences                             8,946         7,217
  Due to third party payors                                          2,303         1,858
  Other accrued liabilities                                          7,355         7,445
                                                                ------------------------

      Total current liabilities                                     47,709        45,672

Long-term debt, less current installments                           58,561        57,704
Obligations under capital leases, less current installments            794           688
Deferred income taxes                                               19,775        19,997
Other liabilities                                                   10,901        11,260
                                                                ------------------------

      Total liabilities                                            137,740       135,321
                                                                ------------------------

Stockholders' equity (notes 3 and 4):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                         --            --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
    issued 11,742,584 and 11,605,590 shares at March 31,
    2006 and December 31, 2005, respectively                           705           696
  Additional paid-in capital                                        68,122        66,219
  Retained earnings                                                 21,876        19,296
                                                                ------------------------

      Total stockholders' equity                                    90,703        86,211
                                                                ------------------------

      Total liabilities and stockholders' equity                $  228,443       221,532
                                                                ========================

See  accompanying  notes  to  consolidated  financial  statements.

                          AIR METHODS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except share and per share amounts)
                                        (unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                      2006             2005
                                                                 ---------------------------------
Revenue:
  Flight revenue                                                 $      87,831   $         66,958
  Sales of medical interiors and products                                1,569              1,524
  Parts and maintenance sales and services                                  36                 26
                                                                 ---------------------------------
                                                                        89,436             68,508
                                                                 ---------------------------------

Operating expenses:
  Flight centers                                                        31,349             25,746
  Aircraft operations                                                   17,210             14,929
  Aircraft rental                                                        5,004              4,280
  Cost of medical interiors and products sold                              871                843
  Cost of parts and maintenance sales and services                          34                 47
  Depreciation and amortization                                          3,171              2,897
  Bad debt expense                                                      16,407             10,111
  Loss on disposition of assets, net                                        85                107
  General and administrative                                             9,827              8,763
                                                                 ---------------------------------
                                                                        83,958             67,723
                                                                 ---------------------------------

        Operating income                                                 5,478                785

Other income (expense):
  Interest expense                                                      (1,356)            (1,893)
  Other, net                                                               346                373
                                                                 ---------------------------------

Income (loss) before income taxes                                        4,468               (735)

Income tax benefit (expense)                                            (1,888)               267

                                                                 ---------------------------------
          Net income (loss)                                      $       2,580   $           (468)
                                                                 =================================

Basic income (loss) per common share (note 2)                    $         .22   $           (.04)
                                                                 =================================

Diluted income (loss) per common share (note 2)                  $         .21   $           (.04)
                                                                 =================================

Weighted average number of common shares outstanding - basic        11,635,327         10,998,232
                                                                 =================================

Weighted average number of common shares outstanding - diluted      12,278,738         10,998,232
                                                                 =================================

See  accompanying  notes  to  consolidated  financial  statements.

                                       AIR METHODS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)
                                                    (unaudited)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                          2006             2005
                                                                                     --------------------------------
Cash flows from operating activities:
  Net income (loss)                                                                  $       2,580              (468)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization expense                                                    3,171             2,897
    Bad debt expense                                                                        16,407            10,111
    Deferred income tax benefit                                                               (151)             (277)
    Stock-based compensation                                                                    78                --
    Tax benefit from exercise of stock options                                                (833)               --
    Loss on retirement and sale of equipment, net                                               85               107
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses and other current assets                         (98)              539
      Increase in receivables                                                              (21,764)           (9,811)
      Increase in inventories                                                                 (318)             (287)
      Decrease (increase) in work-in-process on medical interiors and costs in
        excess of billings                                                                    (769)            1,060
      Increase (decrease) in accounts payable and other accrued liabilities                  3,797            (1,411)
      Increase (decrease) in deferred revenue and billings in excess of costs, and
        other liabilities                                                                     (967)                5
                                                                                     --------------------------------
          Net cash provided by operating activities                                          1,218             2,465
                                                                                     --------------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                       (3,669)           (2,761)
  Proceeds from disposition and sale of equipment                                               --               463
  Decrease (increase) in notes receivable and other assets, net                               (199)              289
                                                                                     --------------------------------
          Net cash used by investing activities                                             (3,868)           (2,009)
                                                                                     --------------------------------

                                                                                                          (Continued)

                       AIR METHODS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                (Amounts in thousands)
                                     (unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------
                                                             2006             2005
                                                        --------------------------------
Cash flows from financing activities:
  Net borrowings under line of credit                   $       4,119             1,836
  Payments for debt issue costs                                   (18)              (37)
  Payments of long-term debt                                   (3,291)           (2,074)
  Payments of capital lease obligations                          (161)             (140)
  Tax benefit from exercise of stock options                      833                --
  Proceeds from issuance of common stock, net                   1,001               117
                                                        --------------------------------
      Net cash provided (used) by financing activities          2,483              (298)
                                                        --------------------------------

Increase (decrease) in cash and cash equivalents                 (167)              158

Cash and cash equivalents at beginning of period                3,218             2,603
                                                        --------------------------------

Cash and cash equivalents at end of period              $       3,051             2,761
                                                        ================================

Interest paid in cash during the year                   $       1,227             2,003
                                                        ================================

Income taxes paid in cash during the year               $         102                25
                                                        ================================

Non-cash investing and financing activities:

In the quarter ended March 31, 2006, the Company settled notes payable of $4,778 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $3,733 to finance the purchase of aircraft which are held for sale as of March 31, 2006.

In the quarter ended March 31, 2006, the Company entered into a note payable of $673 to finance insurance policies and into capital lease obligations of $349 to finance the purchase of equipment.

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

AIR  METHODS  CORPORATION  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


(1)  BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

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

(2)  INCOME  (LOSS)  PER  SHARE
     --------------------------

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

                                                                            2006        2005
                                                                         ----------------------
         Weighted average number of common shares outstanding - basic    11,635,327  10,998,232
         Dilutive effect of:
           Common stock options                                             551,741          --
           Common stock warrants                                             91,670          --
                                                                         ----------------------
         Weighted average number of common shares outstanding - diluted  12,278,738  10,998,232
                                                                         ======================

     Common stock options totaling 1,012,500 and common stock warrants totaling 574,716 were not included in the diluted shares outstanding for the quarter ended March 31, 2005, respectively, because their effect would have been anti-dilutive.

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2006, consisted of the following (amounts in thousands except share amounts):

                                                               Shares
                                                             Outstanding  Amount
                                                             --------------------
         Balances at January 1, 2006                          11,605,590  $86,211

         Issuance of common shares for options and warrants
           exercised                                             136,994    1,001
         Tax benefit from exercise of stock options                   --      833
         Stock-based compensation                                     --       78
         Net income                                                   --    2,580
                                                             --------------------

         Balances at March 31, 2006                           11,742,584  $90,703
                                                             ====================

(4)  STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Under the modified prospective method, compensation cost has been recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. During the quarter ended March 31, 2006, the Company recognized $78,000 in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock-based awards as of March 31, 2006, was $719,000 and is expected to be recognized over the remaining weighted average vesting term of 2.6 years. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

     Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company granted its options at or above market value, no compensation cost was recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the quarter ended March 31, 2005 (amounts in thousands, except per share amounts):

         Net loss:
           As reported                          $  (468)
           Pro forma                               (544)

         Basic and diluted net loss per share:
           As reported                          $  (.04)
           Pro forma                               (.05)

     -----------------------------------

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

     The Company also has a Nonemployee Director Stock Option Plan (the Director Plan) which authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Through 2004, each nonemployee director completing one fiscal year of service received a five-year option to purchase 10,000 shares, exercisable at the then current market value of the Company's common stock. All options under this plan were vested immediately upon issue.

     The following is a summary of option activity under the Plan and the Director Plan during the quarter ended March 31, 2006:

                                                                    Weighted-      Aggregate
                                                                     Average       Intrinsic
                                                     Weighted       Remaining        Value
                                                      Average      Contractual    (amounts in
                                        Shares    Exercise Price   Life (Years)    thousands)
                                       ---------  ---------------  ------------  -------------
     Outstanding at December 31, 2005   961,522   $          8.48
     Exercised                         (131,023)             7.67
                                       ---------
     Outstanding at March 31, 2006      830,499              8.61           3.3  $      17,381
                                       =========

     Exercisable at March 31, 2006      362,500              8.15           2.7          7,755
                                       =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were granted during the first quarter of 2006 or 2005. During the quarters ended March 31, 2006 and 2005, options to purchase 131,023 and 12,381 shares were exercised with aggregate intrinsic values totaling approximately $2,352,000 and $22,000, respectively.

(5)  BUSINESS SEGMENT INFORMATION
     ----------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between Hospital-Based Model (HBM), Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

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

                                                   Products    Corporate   Intersegment
FOR QUARTER ENDED MARCH 31:      CBM       HBM     Division   Activities   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------
2006
External revenue              $ 61,279    26,588      1,569           --             --         89,436
Intersegment revenue                --        --      3,244           --         (3,244)            --
                              -------------------------------------------------------------------------
Total revenue                   61,279    26,588      4,813           --         (3,244)        89,436
                              -------------------------------------------------------------------------

Operating expenses             (36,623)  (24,172)    (3,493)      (2,544)         2,452        (64,380)
Depreciation & amortization     (1,652)   (1,338)      (107)         (74)            --         (3,171)
Bad debt expense               (15,773)     (634)        --           --             --        (16,407)
Interest expense                  (728)     (599)        --          (29)            --         (1,356)
Other income, net                  293        --         --           53             --            346
Income tax expense                  --        --         --       (1,888)            --         (1,888)
                              -------------------------------------------------------------------------
Segment net income (loss)     $  6,796      (155)     1,213       (4,482)          (792)         2,580
                              =========================================================================

Total assets                  $ 95,511       N/A        N/A      135,096         (2,164)       228,443
                              =========================================================================

2005
External revenue              $ 44,618    22,366      1,524           --             --         68,508
Intersegment revenue                --        --      2,787           --         (2,787)            --
                              -------------------------------------------------------------------------
Total revenue                   44,618    22,366      4,311           --         (2,787)        68,508
                              -------------------------------------------------------------------------

Operating expenses             (31,835)  (19,564)    (3,321)      (2,312)         2,317        (54,715)
Depreciation & amortization     (1,397)   (1,348)       (91)         (61)            --         (2,897)
Bad debt expense               (10,108)       (3)        --           --             --        (10,111)
Interest expense                  (976)     (892)        --          (25)            --         (1,893)
Other income, net                  226        --         --          147             --            373
Income tax benefit                  --        --         --          267             --            267
                              -------------------------------------------------------------------------
Segment net income (loss)     $    528       559        899       (1,984)          (470)          (468)
                              =========================================================================

Total assets                  $ 66,995       N/A        N/A      132,686         (2,164)       197,517
                              =========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; flight volume and collection rates for CBM operations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2006 the CBM Division generated 68% of our total revenue, increasing from 65% in the first quarter of 2005.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 62% of total contract revenue) and hourly flight fees (approximately 38% of total contract revenue) billed to hospital customers. In the first quarter of 2006 the HBM Division generated 30% of our total revenue, decreasing from 33% in 2005.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2006 the Products Division generated 2% of our total revenue, unchanged from 2005.

See Note 5 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from flight fees, as compared to 38% of HBM revenue. By contrast, approximately 61% of the Company's costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 7,600 for the first quarter of 2006 compared to approximately 6,700 for the first quarter of 2005. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 7,400 in the first quarter of 2006, compared to 6,500 in the first quarter of 2005.
     Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 551, or 23.9%, lower in the first quarter of 2006, compared to the first quarter of 2005.

- REIMBURSEMENT PER TRANSPORT. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payor mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. We increased prices for our CBM operations approximately 7% effective March 2005, 5% effective October 2005, and 9% effective January 2006, contributing to an increase of 16.8% in net revenue after bad debt expense per transport from 2005 to 2006. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, increased from 45.1% of related gross flight revenue in 2005 to 48.1% in 2006. Although price increases generally increase the net reimbursement per transport from insurance providers, the amount per transport collectible from private patient payors and Medicare and Medicaid does not increase proportionately with price increases. Therefore, price increases will usually result in an increase in the percentage of uncollectible accounts, depending upon overall payor mix.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 39% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. We entered into two long-term purchase commitments in 2004 for a total of 25 aircraft and into two additional purchase commitments in 2005 for ten aircraft. The majority of new aircraft delivered under these commitments are expected to replace the discontinued models and other older aircraft over the next five to seven years. As of March 31, 2006, we had taken delivery of thirteen aircraft under these commitments. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations increased 14.3% from the first quarter of 2005 to the first quarter of 2006, while total flight volume for CBM and HBM operations increased 10.7% over the same period. The number of engine events, including overhauls, increased approximately 34.3% in the first quarter of 2006 compared to the first quarter of 2005.

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

- EMPLOYEE RECRUITMENT AND RELATIONS. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement
     (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. Significant changes from our previous wage rates or benefits include increases in initial base pay rates, dependent upon each pilot's level of seniority; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched

     60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $1,654,000 in incremental salary and benefit costs during the first quarter as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.


RESULTS  OF  OPERATIONS

We reported net income of $2,580,000 for the three months ended March 31, 2006, compared to a net loss of $468,000 for the three months ended March 31, 2005. Same-Base Transports for CBM bases increased 14.0% in the first quarter of 2006 compared to 2005, and net reimbursement (revenue after Medicare/Medicaid discounts and bad debt expense) for CBM operations increased 16.8% over the same period. Flight volume for HBM bases open longer than a year also increased 5.5% in 2006 compared to 2005.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

FLIGHT  REVENUE increased $20,873,000, or 31.2%, from $66,958,000 to $87,831,000 for the three months ended March 31, 2006, compared to 2005. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payors and Medicare/Medicaid discounts.
- CBM - Flight revenue increased $16,671,000, or 37.4%, to $61,270,000 in the three months ended March 31, 2006, compared to 2005, for the following reasons:
     - Average price increases of approximately 7% for all CBM operations effective March 2005, approximately 5% effective October 2005, and approximately 9% effective January 2006.
     - Incremental revenue of $3,524,000 generated from the addition of seven new CBM bases either during or subsequent to the first quarter of 2005 and from the provision of air medical transportation services in Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi.
     - Closure of three bases either during or subsequent to the first quarter of 2005, resulting in a decrease in revenue of approximately $1,306,000 for the quarter ended March 31, 2006.
     - Increase in Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations for the first quarter of 2006 increased 907 transports, or 14.0%, compared to the prior year. Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 551, or 23.9%, lower in the first quarter of 2006, compared to the first quarter of 2005.
     - Decrease caused by a change in payor mix to a higher percentage of Medicare/Medicaid transports, resulting in higher contractual discounts which are offset against flight revenue. Contractual discounts were 30.6% of related flight revenue in 2006 compared to 29.1% in 2005. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.
- HBM - Flight revenue increased $4,202,000, or 18.8%, to $26,561,000 for the quarter ended March 31, 2006, for the following reasons:
     - Revenue of $1,932,000 from the addition of one new base and the expansion of five contracts either during or subsequent to the first quarter of 2005.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index and in hull insurance rates.
     - Increase of 5.5% in flight volume for all contracts excluding the new contracts and contract expansions discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $5,603,000, or 21.8%, to $31,349,000 for the quarter ended March 31, 2006, compared to 2005. Changes by business segment are as follows:
- CBM - Flight center costs increased $3,300,000, or 19.7%, to $20,015,000 for the following reasons:
     - Increase of approximately $1,520,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $698,000 due to the closure of base locations described above.
     - Increase of approximately $704,000 in pilot salaries and benefits related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.
- HBM - Flight center costs increased $2,303,000, or 25.5%, to $11,334,000 primarily due to the following:
     - Approximately $532,000 for the addition of personnel to staff new base locations described above.
     - Increase of approximately $950,000 in pilot salaries and benefits related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.

AIRCRAFT OPERATING EXPENSES increased $2,281,000, or 15.3%, for the quarter ended March 31, 2006, in comparison to the quarter ended March 31, 2005. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
- Addition of fourteen helicopters for CBM operations and five helicopters for HBM operations after March 31, 2005, resulting in an increase of approximately $392,000.
- Increase of approximately 24.8% in the cost of aircraft fuel per hour flown.
-    Decrease  in  hull  insurance  rates  effective  July  2005.
-    Increases  in  flight  volume  for  both  CBM  and  HBM as described above.
-    Increase  of  34.3%  in  the  number  of  engine  events.

AIRCRAFT RENTAL EXPENSE increased $724,000, or 16.9%, for the first quarter of 2006 compared to the first quarter of 2005. Incremental rental expense incurred in the first quarter of 2006 for fourteen leased aircraft added to our fleet subsequent to March 31, 2005, totaled $1,067,000. The increase for new aircraft was offset in part by refinancing twelve aircraft at lower lease rates during the last three quarters of 2005.

BAD DEBT EXPENSE increased $6,296,000, or 62.3%, for the quarter ended March 31, 2006, compared to 2005, due in part to the increase in related flight revenue. Bad debt expense as a percentage of related net flight revenue also increased from 22.5% in the first quarter of 2005 to 26.0% in the first quarter of 2006. Flight revenue is recorded net of Medicare/Medicaid discounts. The total allowance for expected uncollectible amounts, including contractual discounts and bad debts, increased from 45.1% of related flight revenue in the first quarter of 2005 to 48.1% in the first quarter of 2006, primarily because of the effect of price increases. Although price increases generally increase the net reimbursement per transport from insurance providers, the amount per transport collectible from private patient payors and Medicare and Medicaid does not increase proportionately with price increases. Therefore, price increases will usually result in an increase in the percentage of uncollectible accounts, depending upon overall payor mix. Bad debt expense related to the Products Division was not significant in either 2006 or 2005.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $45,000, or 3.0%, from $1,524,000 for the first quarter of 2005 to $1,569,000 for the first quarter of 2006. Significant projects in the first quarter of 2006 included continued production of eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV). We also began production of two modular, medical interior kits for commercial customers. Revenue by product line was as follows:
-    $1,006,000  -  manufacture  of  multi-mission  interiors
-    $417,000  -  manufacture  and  installation  of  modular  medical interiors
- $145,000 - design and manufacture of other aerospace and medical transport products

Significant projects in the first quarter of 2005 included continued production of thirteen HH-60L units, nineteen MEV litter systems, a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and two modular medical interiors for a commercial customer. Production of the nineteen MEV units and eleven of the HH-60L units was completed during the first quarter. Revenue by product line was as follows:
-    $786,000  -  manufacture  of  multi-mission  interiors
-    $404,000  -  manufacture  and  installation  of  modular  medical interiors
- $334,000 - design and manufacture of other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $28,000, or 3.3%, for the three months ended March 31, 2006, as compared to the previous year, consistent with the change in sales volume.


GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $274,000, or 9.5% for the three months ended March 31, 2006, compared to 2005, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment and a new dispatch, flight tracking, and medical field data software system and related hardware.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,064,000, or 12.1%, for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. G&A expenses include executive management, accounting and finance, billing and collections, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. We increased the number of personnel in the billing and collections function due to the increase in flight volume and, in the short-term, to accommodate the transition of accounts from the Bountiful billing office to the San Bernardino billing office. Consolidation of the billing function into the San Bernardino office is expected to be completed in the second quarter. G&A expenses were also impacted by the increase in our cost of medical insurance premiums. G&A expenses were 11.0% of revenue in 2006, compared to 12.8% in 2005.

INTEREST EXPENSE decreased $537,000, or 28.4%, in the first quarter of 2006, compared to the first quarter of 2005, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against our line of credit. The average balance outstanding against the line of credit was $9.0 million in the first quarter of 2006 compared to $17.0 million in the first quarter of 2005. In addition, in May 2005 we repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 8.8% during 2006. The remainder of the repayment was funded by draws against the line of credit.

INCOME TAX EXPENSE was $1,888,000 in the first quarter of 2006, compared to an income tax benefit of $267,000 in the first quarter of 2005, primarily due to the improvement in operating results. The effective tax rate for the first quarter of 2006 was 42%, compared to approximately 39% in 2005. The higher effective tax rate in 2006 is the result of an increase in certain permanent book-tax differences.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital position as of March 31, 2006, was $70,735,000, compared to $66,839,000 at December 31, 2005. Net receivables increased $5,357,000 consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. In addition, days' sales outstanding for CBM operations, measured by comparing net revenue after bad debt for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 119 days at December 31, 2005, to 132 days at March 31, 2006. The increase in days' sales outstanding is primarily due to an initiative, beginning in the fourth quarter of 2005 and continuing through the first quarter of 2006, to centralize the billing and collection function into a single location which we believe slowed the pace of collections temporarily.

We had cash and cash equivalents of $3,051,000 as of March 31, 2006, compared to $3,218,000 at December 31, 2005. Cash generated by operations was $1,218,000 in the first quarter of 2006, compared to $2,465,000 in the first quarter of 2005. Receivable balances, net of bad debt expense, increased $5,357,000 in the first quarter of 2006 compared to decreasing $300,000 in the first quarter of 2005, reflecting continued growth in CBM and HBM revenue, improved net reimbursement per transport for CBM operations, and the increase in days' sales outstanding described above. Balances for accounts payable and other accrued liabilities increased $3,797,000 in 2006, compared to decreasing $1,411,000 in 2005, partly because of the accrual of $1,654,000 of incremental salaries and benefits related to the implementation of the CBA.

Cash used by investing activities totaled $3,868,000 in 2006 compared to $2,009,000 in 2005. Equipment acquisitions in the first quarter of 2006 consisted primarily of a $1.4 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. Equipment acquisitions in the first quarter of 2005 consisted primarily of rotable equipment and upgrades to aircraft, engines, and avionics systems. In the first quarter of 2005, the Company received $463,000 in insurance proceeds for an aircraft destroyed in an accident.

Financing activities generated $2,483,000 in 2006 compared to using $298,000 in 2005. The primary use of cash in both 2006 and 2005 was regularly scheduled payments of long-term debt and capital lease obligations. In 2006 these payments were offset by draws against our line of credit and proceeds from the issuance of common stock.


OUTLOOK  FOR  2006

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2006, we began services under a one-year contract with a military base in California and ceased operations at a base in Arizona. During the second quarter of 2006, we expect to open three new CBM bases in the southeast region, two in the northeast region, and one in California. CBM flight volume at all other locations during 2006 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective January 1, 2006, we increased prices for our CBM operations an average of approximately 9%.

Hospital-Based  Model

In the fourth quarter of 2005, we expanded one existing contract in North Carolina to an additional satellite base. We have also been awarded a 3-year contract to begin rotor wing operations in Montana during the second quarter of 2006. We expect three other contracts to open satellite bases in 2006. Thirteen hospital contracts are due for renewal in 2006. We expect 2006 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of March 31, 2006, eleven HH-60L units and 21 MEV units for the U.S. Army and three modular medical interiors for commercial customers were in process. Remaining revenue for all contracts in process is estimated at $1.9 million.

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

All  Segments

We expect to begin the implementation of new software for inventory tracking in 2006, with completion projected in 2007.

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBM operations, successfully complete planned expansions of CBM and HBM operations, renew operating agreements for our HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBM and CBM flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2006. We also have approximately $21,583,000 in borrowing capacity available under our revolving credit facility as of March 31, 2006.


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

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payors (i.e., Medicare and Medicaid). Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related flight revenue for the quarter ended March 31, 2006, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $897,000 in flight revenue.

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

Uncollectible  Receivables

We respond to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. Based on related net flight revenue for the quarter ended March 31, 2006, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $630,000 in flight revenue.

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

ITEM  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, most of which have fixed interest rates, except $10,974,000 outstanding against the line of credit and $26,874,000 in notes payable. Based on the amounts outstanding at March 31, 2006, the annual impact of a change of 100 basis points in interest rates would be approximately $378,000. Interest rates on these instruments approximate current market rates as of March 31, 2006.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of March 31, 2006, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $854,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.


ITEM  4.   CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005, except as noted below:

- Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. Significant changes from our previous wage rates or benefits include increases in initial base pay rates, dependent upon each pilot's level of seniority; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $1,654,000 in incremental salary and benefit costs during the first quarter as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.   OTHER INFORMATION

On May 5, 2006, we entered into an Employment Agreement with Michael D. Allen as Senior Vice President of Air Medical Services. Effective January 4, 2006, the agreement will continue for an initial term of one year, subject to successive one-year extensions. The agreement provides for initial annual compensation of $180,000, which may be adjusted annually. The agreement may be terminated either by us or by Mr. Allen upon 90 days' written notice, or immediately by us for cause. In the event we terminate the agreement without cause, Mr. Allen is entitled to severance payments for twelve months following termination (or six months if termination occurs on or before December 31, 2006) at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During his term of employment and for twelve months following the termination of employment (or six months if termination occurs on or before December 31, 2006), Mr. Allen may not engage in any business which competes with us anywhere in the United States.

ITEM 6.   EXHIBITS

          10.1 Employment Agreement between the Company and Michael D. Allen, dated January 4, 2006

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


                                        AIR METHODS CORPORATION


Date:  May 10, 2006                     By    \s\   Aaron D. Todd
                                          --------------------------------------
                                           Aaron D. Todd
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 10, 2006                     By    \s\   Trent J. Carman
                                          --------------------------------------
                                           Trent J. Carman
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:  May 10, 2006                     By    \s\   Sharon J. Keck
                                          --------------------------------------
                                           Sharon J. Keck
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)