Form 10-Q
period 2006-06-30
AIR METHODS CORP
filed 2006-08-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2006
                               ------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                      to
                                   ---------------------  ---------------------

                         Commission file number  0-16079
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

The number of shares of Common Stock, par value $.06, outstanding as of July 28, 2006, was 11,761,613.

                                      TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

            Item 1.   Consolidated Unaudited Financial Statements

                      Consolidated Balance Sheets - June 30, 2006 and December 31, 2005    1

                      Consolidated Statements of Operations for the three and six
                        months ended June 30, 2006 and 2005                                3

                      Consolidated Statements of Cash Flows for the six months ended
                        June 30, 2006 and 2005                                             4

                      Notes to Unaudited Consolidated Financial Statements                 6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                         11

            Item 3.   Quantitative and Qualitative Disclosures about Market Risk          19

            Item 4.   Controls and Procedures                                             19


PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                   20

            Item 1A.  Risk Factors                                                        20

            Item 2.   Changes in Securities                                               20

            Item 3.   Defaults upon Senior Securities                                     20

            Item 4.   Submission of Matters to a Vote of Security Holders                 20

            Item 5.   Other Information                                                   20

            Item 6.   Exhibits                                                            20


SIGNATURES                                                                                21

                             PART I: FINANCIAL INFORMATION

                       ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        AIR METHODS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                      (UNAUDITED)


                                                               JUNE 30,   DECEMBER 31,
                                                                 2006         2005
                                                              -------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                   $   2,778          3,218
  Current installments of notes receivable                           79             65
  Receivables:
    Trade                                                       157,901        129,107
    Less allowance for doubtful accounts                        (61,010)       (45,540)
                                                              -------------------------
                                                                 96,891         83,567
    Other                                                         2,138          2,524
                                                              -------------------------

          Total receivables                                      99,029         86,091
                                                              -------------------------

Inventories                                                       9,819          9,197
Work-in-process on medical interiors and products contracts       2,030            762
Assets held for sale                                             11,221          6,446
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                           3,599          3,548
Deferred income taxes                                             2,525          1,133
Prepaid expenses and other                                        2,452          2,051
                                                              -------------------------

          Total current assets                                  133,532        112,511
                                                              -------------------------

Property and equipment:
  Land                                                              251            441
  Flight and ground support equipment                           148,238        143,342
  Furniture and office equipment                                 13,133         13,354
                                                              -------------------------
                                                                161,622        157,137
  Less accumulated depreciation and amortization                (68,468)       (63,607)
                                                              -------------------------

          Net property and equipment                             93,154         93,530
                                                              -------------------------

Goodwill                                                          6,485          6,485
Notes receivable, less current installments                         100             99
Other assets, net of accumulated amortization of $3,258 and
  $2,773 at June 30, 2006 and December 31, 2005, respectively     8,058          8,907
                                                              -------------------------

          Total assets                                        $ 241,329        221,532
                                                              =========================

                                                                     (Continued)

                        AIR METHODS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS, CONTINUED
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       (UNAUDITED)


                                                               JUNE 30,     DECEMBER 31,
                                                                 2006           2005
                                                             ---------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                              $      11,221         6,446
  Current installments of long-term debt                             7,789         9,399
  Current installments of obligations under capital leases             818           657
  Accounts payable                                                   9,553         8,405
  Deferred revenue                                                   1,928         3,913
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                              552           332
  Accrued wages and compensated absences                             5,519         7,217
  Due to third party payers                                          2,472         1,858
  Other accrued liabilities                                          8,514         7,445
                                                             ---------------------------

          Total current liabilities                                 48,366        45,672

Long-term debt, less current installments                           67,089        57,704
Obligations under capital leases, less current installments            529           688
Deferred income taxes                                               19,641        19,997
Other liabilities                                                   10,905        11,260
                                                             ---------------------------

          Total liabilities                                        146,530       135,321
                                                             ---------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000
    shares, none issued                                                 --            --
  Common stock, $.06 par value. Authorized 16,000,000
    shares; issued 11,761,613 and 11,605,590 shares at
    June 30, 2006, and December 31, 2005, respectively                 706           696
  Additional paid-in capital                                        68,404        66,219
  Retained earnings                                                 25,689        19,296
                                                             ---------------------------

          Total stockholders' equity                                94,799        86,211
                                                             ---------------------------

          Total liabilities and stockholders' equity         $     241,329       221,532
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

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)


                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                 JUNE 30,
                                                         ---------------------------------------------------
                                                             2006         2005         2006         2005
                                                         ---------------------------------------------------
Revenue:
  Flight revenue                                         $   103,795       85,865      191,626      152,823
  Sales of medical interiors and products                      1,334        1,800        2,903        3,324
  Parts and maintenance sales and services                       106           20          142           46
  Other, net                                                     647           --          562           --
                                                         ---------------------------------------------------
                                                             105,882       87,685      195,233      156,193
                                                         ---------------------------------------------------
Operating expenses:
  Flight centers                                              32,972       26,531       64,321       52,277
  Aircraft operations                                         19,621       16,809       36,831       31,738
  Aircraft rental                                              5,365        4,482       10,369        8,762
  Medical interiors and products sold                            542        1,153        1,413        1,996
  Cost of parts and maintenance sales and services                 9           18           43           65
  Depreciation and amortization                                3,194        2,971        6,365        5,868
  Bad debt expense                                            26,758       16,236       43,165       26,347
  Loss on disposition of assets, net                              --          274           --          381
  General and administrative                                  10,021        9,065       19,848       17,828
                                                         ---------------------------------------------------
                                                              98,482       77,539      182,355      145,262
                                                         ---------------------------------------------------

          Operating income                                     7,400       10,146       12,878       10,931

Other income (expense):
  Interest expense                                            (1,470)      (1,525)      (2,826)      (3,418)
  Loss on early extinguishment of debt                            --       (3,104)          --       (3,104)
  Other, net                                                     394          (40)         740          333
                                                         ---------------------------------------------------

Income before income taxes                                     6,324        5,477       10,792        4,742

Income tax expense                                            (2,511)      (2,153)      (4,399)      (1,886)

                                                         ---------------------------------------------------
          Net income                                     $     3,813        3,324        6,393        2,856
                                                         ===================================================

Basic income per common share (note 2)                   $       .32          .30          .55          .26
                                                         ===================================================

Diluted income per common share (note 2)                 $       .31          .29          .52          .25
                                                         ===================================================

Weighted average number of common shares outstanding -
basic                                                     11,760,986   11,029,421   11,698,504   11,013,912
                                                         ===================================================

Weighted average number of common shares outstanding -
diluted                                                   12,318,161   11,519,944   12,300,428   11,511,675
                                                         ===================================================


See accompanying notes to unaudited consolidated financial statements.

                                  AIR METHODS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (AMOUNTS IN THOUSANDS)
                                                (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                     2006          2005
                                                                                 --------------------------
Cash flows from operating activities:
  Net income                                                                     $     6,393   $     2,856
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Depreciation and amortization expense                                              6,365         5,868
    Bad debt expense                                                                  43,165        26,347
    Deferred income tax expense (benefit)                                             (1,748)        1,876
    Stock-based compensation                                                             186            --
    Tax benefit from exercise of stock options                                          (833)           --
    Loss (gain) on retirement and sale of equipment, net                                (562)          381
    Loss on early extinguishment of debt                                                  --         3,104
    Changes in assets and liabilities:
      Decrease in prepaid expenses and other current assets                              272           139
      Increase in receivables                                                        (56,103)      (32,129)
      Increase in parts inventories                                                     (622)         (410)
      Decrease (increase) in work-in-process on medical interiors and costs in        (1,319)        1,599
        excess of billings
      Increase in accounts payable, other accrued liabilities, and other
        liabilities                                                                    1,910           633
      Increase (decrease) in deferred revenue and billings in excess of costs         (1,465)          152
                                                                                 --------------------------
          Net cash provided (used) by operating activities                            (4,361)       10,416
                                                                                 --------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                               (6,663)       (3,664)
  Proceeds from disposition and sale of equipment and assets held for sale             1,803         1,070
  Decrease in notes receivable and other assets                                           97           298
                                                                                 --------------------------
          Net cash used by investing activities                                       (4,763)       (2,296)
                                                                                 --------------------------


                                                                     (Continued)

                         AIR METHODS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (AMOUNTS IN THOUSANDS)
                                        (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                 2006            2005
                                                            ------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net               $        1,176            166
  Tax benefit from exercise of stock options                           833             --
  Net borrowings under line of credit                               11,939          5,594
  Proceeds from issuance of long-term debt                           2,749         20,000
  Payments for debt issue costs                                        (80)          (365)
  Payments of long-term debt                                        (7,586)       (26,591)
  Debt retirement costs                                                 --         (1,380)
  Payments of capital lease obligations                               (347)          (307)
                                                            ------------------------------
          Net cash provided (used) by financing activities           8,684         (2,883)
                                                            ------------------------------

Increase (decrease) in cash and cash equivalents                      (440)         5,237

Cash and cash equivalents at beginning of period                     3,218          2,603
                                                            ------------------------------

Cash and cash equivalents at end of period                  $        2,778          7,840
                                                            ==============================

Interest paid in cash during the year                       $        2,506          3,743
                                                            ==============================

Income taxes paid in cash during the year                   $        2,927             43
                                                            ==============================


Non-cash investing and financing activities:

In the six months ended June 30, 2006, the Company settled notes payable of $6,446 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $11,221 to finance the purchase of aircraft which are held for sale as of June 30, 2006.

In the six months ended June 30, 2006, the Company entered into a note payable of $673 to finance insurance policies and into capital lease obligations of $349 to finance the purchase of equipment.

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

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                     2006        2005
                                                                  ----------  ----------
FOR QUARTER ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    11,760,986  11,029,421
  Dilutive effect of:
    Common stock options                                             477,800      26,275
    Common stock warrants                                             79,375     464,248
                                                                  ----------------------
  Weighted average number of common shares outstanding - diluted  12,318,161  11,519,944
                                                                  ======================

FOR SIX MONTHS ENDED JUNE 30:
  Weighted average number of common shares outstanding - basic    11,698,504  11,013,912
  Dilutive effect of:
    Common stock options                                             516,198      32,269
    Common stock warrants                                             85,726     465,494
                                                                  ----------------------
  Weighted average number of common shares outstanding - diluted  12,300,428  11,511,675
                                                                  ======================

     Common stock options of 55,000 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2006, because their effect would have been anti-dilutive. Common stock options of 774,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2005, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the six months ended June 30, 2006, consisted of the following (amounts in thousands except share amounts):

                                                                     Shares
                                                                   Outstanding  Amount
                                                                   --------------------
          Balances at January 1, 2006                               11,605,590  $86,211

          Issuance of common shares for options and warrants
              exercised                                                156,023    1,176
          Tax benefit from exercise of stock options                        --      833
          Stock-based compensation                                          --      186
          Net income                                                        --    6,393
                                                                  ---------------------

          Balances at June 30, 2006                                11,761,613  $94,799
                                                                  =====================

(4)  STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition of the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Under the modified prospective method, compensation cost has been recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. During the quarter and six months ended June 30, 2006, the Company recognized $107,000 and $185,000, respectively, in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock-based awards as of June 30, 2006, was $1,132,000 and is expected to be recognized over the remaining weighted average vesting term of 2.5 years. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

     Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company granted its options at or above market value, no compensation cost was recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the quarter and six months ended June 30, 2005 (amounts in thousands, except per share amounts):

                                           As Reported   Pro Forma
                                           -----------------------
          Quarter ended June 30, 2005:
            Net income                     $      3,324      3,248
            Basic income per share                  .30        .29
            Diluted income per share                .29        .28

          Six months ended June 30, 2005:
            Net income                     $      2,856      2,705
            Basic income per share                  .26        .25
            Diluted income per share                .25        .23

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  STOCK-BASED COMPENSATION, CONTINUED
     -----------------------------------

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the quarter and six months ended June 30, 2006, options to purchase 55,000 shares of stock were granted at a weighted average fair value of $9.46. The following assumptions were used in valuing the grant: expected term of 3.5 years; expected volatility of 36%; risk-free interest rate of 4.89%; and dividend yield of 0%. No options were granted during the quarter and six months ended June 30, 2005.

     The following is a summary of option activity under the Plan and the Director Plan during the six months ended June 30, 2006:

                                                               Weighted-      Aggregate
                                                                Average       Intrinsic
                                                Weighted       Remaining        Value
                                                 Average      Contractual    (amounts in
                                   Shares    Exercise Price   Life (Years)   thousands)
                                  ---------  ---------------  ------------  -------------
Outstanding at December 31, 2005   961,522   $          8.48
Granted                             55,000             28.70
Exercised                         (131,023)             7.67
Canceled                           (75,000)             8.98
                                  ---------
Outstanding at June 30, 2006       810,499              9.94           3.1  $      13,162
                                  =========

Exercisable at June 30, 2006       362,500              8.15           2.4          6,537
                                  =========

     During the six months ended June 30, 2006 and 2005, options to purchase 131,023 and 37,048 shares were exercised with aggregate intrinsic values totaling approximately $2,352,000 and $110,000, respectively.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  BUSINESS SEGMENT INFORMATION
     ----------------------------

     Summarized financial information for the Company's operating segments is shown in the following table (amounts in thousands). Amounts in the "Corporate Activities" column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between Hospital-Based Model (HBM), Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in 18 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals in 26 states under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

                                                                 Products    Corporate   Intersegment
     FOR QUARTER ENDED JUNE 30:                CBM       HBM     Division   Activities   Eliminations   Consolidated
     ---------------------------------------------------------------------------------------------------------------
     2006
     External revenue                       $ 75,433    28,505      1,334          610             --        105,882
     Intersegment revenue                         --        --      2,908           --         (2,908)            --
                                            -------------------------------------------------------------------------
     Total revenue                            75,433    28,505      4,242          610         (2,908)       105,882
                                            -------------------------------------------------------------------------

     Operating expenses                      (40,179)  (25,501)    (2,990)      (2,174)         2,314        (68,530)
     Depreciation & amortization              (1,596)   (1,406)      (108)         (84)            --         (3,194)
     Bad debt expense                        (25,834)     (924)        --           --             --        (26,758)
     Interest expense                           (771)     (677)        --          (22)            --         (1,470)
     Other income, net                           375        --         --           19             --            394
     Income tax expense                           --        --         --       (2,511)            --         (2,511)
                                            -------------------------------------------------------------------------
     Segment net income (loss)              $  7,428        (3)     1,144       (4,162)          (594)         3,813
                                            =========================================================================

     Total assets                           $ 99,506   N/A       N/A           143,987         (2,164)       241,329
                                            =========================================================================

     2005
     External revenue                       $ 60,577    25,308      1,800           --             --         87,685
     Intersegment revenue                         --        --      1,658           --         (1,658)            --
                                            -------------------------------------------------------------------------
     Total revenue                            60,577    25,308      3,458           --         (1,658)        87,685
                                            -------------------------------------------------------------------------

     Operating expenses                      (34,704)  (20,222)    (2,531)      (2,062)         1,187        (58,332)
     Depreciation & amortization              (1,547)   (1,243)      (115)         (66)            --         (2,971)
     Bad debt expense                        (15,885)     (351)        --           --             --        (16,236)
     Interest expense                           (793)     (704)        --          (28)            --         (1,525)
     Loss on early extinguishment of debt         --        --         --       (3,104)            --         (3,104)
     Other income, net                           233        --         --         (273)            --            (40)
     Income tax expense                           --        --         --       (2,153)            --         (2,153)
                                            -------------------------------------------------------------------------
     Segment net income (loss)              $  7,881     2,788        812       (7,686)          (471)         3,324
                                            =========================================================================

     Total assets                           $ 74,901   N/A       N/A           132,610         (2,164)       205,347
                                            =========================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5)  BUSINESS SEGMENT INFORMATION, CONTINUED
     ---------------------------------------

                                                                 Products    Corporate   Intersegment
     FOR SIX MONTHS ENDED JUNE 30:             CBM       HBM     Division   Activities   Eliminations   Consolidated
     ----------------------------------------------------------------------------------------------------------------
     2006
     External revenue                       $136,658    55,062      2,903          610             --        195,233
     Intersegment revenue                         --        --      6,152           --         (6,152)            --
                                            -------------------------------------------------------------------------
     Total revenue                           136,658    55,062      9,055          610         (6,152)       195,233
                                            -------------------------------------------------------------------------

     Operating expenses                      (76,748)  (49,642)    (6,483)      (4,718)         4,766       (132,825)
     Depreciation & amortization              (3,248)   (2,744)      (215)        (158)            --         (6,365)
     Bad debt expense                        (41,607)   (1,558)        --           --             --        (43,165)
     Interest expense                         (1,499)   (1,276)        --          (51)            --         (2,826)
     Other, net                                  668        --         --           72             --            740
     Income tax expense                           --        --         --       (4,399)            --         (4,399)
                                            -------------------------------------------------------------------------
     Segment net income (loss)              $ 14,224      (158)     2,357       (8,644)        (1,386)         6,393
                                            =========================================================================

     Total assets                           $ 99,506   N/A       N/A           143,987         (2,164)       241,329
                                            =========================================================================

     2005
     External revenue                       $105,195    47,674      3,324           --             --        156,193
     Intersegment revenue                         --        --      4,445           --         (4,445)            --
                                            -------------------------------------------------------------------------
     Total revenue                           105,195    47,674      7,769           --         (4,445)       156,193
                                            -------------------------------------------------------------------------

     Operating expenses                      (66,539)  (39,786)    (5,852)      (4,374)         3,504       (113,047)
     Depreciation & amortization              (2,944)   (2,591)      (206)        (127)            --         (5,868)
     Bad debt expense                        (25,993)     (354)        --           --             --        (26,347)
     Interest expense                         (1,769)   (1,596)        --          (53)            --         (3,418)
     Loss on early extinguishment of debt         --        --         --       (3,104)            --         (3,104)
     Other income, net                           459        --         --         (126)            --            333
     Income tax expense                           --        --         --       (1,886)            --         (1,886)
                                            -------------------------------------------------------------------------
     Segment net income (loss)              $  8,409     3,347      1,711       (9,670)          (941)         2,856
                                            =========================================================================

     Total assets                           $ 74,901   N/A       N/A           132,610         (2,164)       205,347
                                            =========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; size, structure and growth of our air medical services and products markets; flight volume and collection rates for CBM operations; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2006 the CBM Division generated 70% of our total revenue, compared to 67% in the first six months of 2005.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 62% of total contract revenue) and hourly flight fees (approximately 38% of total contract revenue) billed to hospital customers. The division also has two contracts, both expansions of contracts with hospital-based customers, for which it bills patients or insurers directly and is at risk for collection from these parties. In the six months ended June 30, 2006, the HBM Division generated 28% of our total revenue, compared to 31% in the six months ended June 30, 2005.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The Products Division generated 2% of our total revenue in the six months ended June 30, 2006 and 2005.

See Note 5 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because 100% of CBM revenue is derived from hourly flight fees, as compared to 38% of HBM revenue. By contrast, approximately 58% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 8,900 and 16,500 for the quarter and six months ended June 30, 2006, respectively, compared to approximately 8,600 and 15,300 for the quarter and six months ended June 30, 2005, respectively. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 8,400 and 15,800 in the quarter and six months ended June 30, 2006, respectively, compared to approximately 8,400 and 14,900 in the quarter and six months ended June 30, 2005, respectively. Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 435, or 12.0%, lower in the first six months of 2006, compared to the first six months of 2005, with most of the improvement experienced in the first quarter.

- REIMBURSEMENT PER TRANSPORT. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. We have increased average prices for our CBM operations a total of 27.5% since March 2005, contributing to an increase of 11.1% in net revenue after bad debt expense per transport in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, increased from 46.3% and 45.8% of related gross flight revenue for the quarter and six months ended June 30, 2005, respectively, to 50.7% and 52.4% for the quarter and six months ended June 30, 2006, respectively. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 37% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. We entered into two long-term purchase commitments in 2004 for a total of 25 aircraft and into two additional purchase commitments in 2005 for a total of ten aircraft. The majority of new aircraft delivered under these commitments is expected to replace the discontinued models and other older aircraft over the next five to seven years. As of June 30, 2006, we had taken delivery of fifteen aircraft under these commitments. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations increased 15.1% and 14.7% in the quarter and six months ended June 30, 2006, respectively, compared to 2005, while total flight volume for CBM and HBM operations increased 2.9% and 7.4% over the same periods. The number of engine events, including overhauls, increased approximately 10.8% in the first six months of 2006 compared to the first six months of 2005.

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our regional competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market may also serve as a barrier to entry for lower cost providers.

- EMPLOYEE RECRUITMENT AND RELATIONS. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement
     (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Significant changes from our previous wage rates or benefits include increases in initial base pay rates; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $2,113,000 and $3,767,000 in incremental salary and benefit costs during the quarter and six months ended June 30, 2006, respectively, as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

RESULTS  OF  OPERATIONS

We reported net income of $3,813,000 and $6,393,000 for the quarter and six months ended June 30, 2006, respectively, compared to $3,324,000 and $2,856,000 for the quarter and six months ended June 30, 2005, respectively. Net income for the quarter and six months ended June 30, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000). Operating income was $7,400,000 and $12,878,000 for the quarter and six months ended June 30, 2006, respectively, compared to $10,146,000 and $10,931,000 for the quarter and six months ended June 30, 2005, respectively. Net reimbursement (revenue after Medicare/Medicaid discounts and bad debt expense) for CBM operations improved 6.6% and 11.1% for the quarter and six months ended June 30, 2006, respectively, compared to the prior year, while Same-Base Transports for both CBM and HBM bases remained relatively constant. The improvement in net reimbursement during 2006 was offset in part by increases in the cost of aircraft maintenance and in salaries and benefits, primarily as a result of the implementation of the CBA.

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

FLIGHT  REVENUE  increased $17,930,000, or 20.9%, and $38,803,000, or 25.4%, for
the quarter and six months ended June 30, 2006, respectively, compared to 2005. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased $14,894,000, or 24.6%, to $75,451,000 for the second quarter of 2006 and $31,565,000, or 30.0%, to $136,721,000 for
     the six months ended June 30, 2006, for the following reasons:
     - Average price increases of approximately 27.5% for all CBM operations since March 2005, including 6.5% in mid-June 2006.
     - Incremental revenue of $6,676,000 and $10,200,000 for the quarter and six months ended June 30, 2006, respectively, generated from the addition of fourteen new CBM bases either during or subsequent to the first six months of 2005 and from the provision of air medical transportation services in Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi.
     - Closure of one base during the first quarter of 2005 and two bases in the first quarter of 2006, resulting in decreases in revenue of approximately $1,168,000 and $2,475,000 for the quarter and six months ended June 30, 2006.
     - Increase in Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations for the six months ended June 30, 2006, increased 859 transports, or 5.8%, compared to the prior year. Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 435, or 12.0%, lower in the first six months of 2006, compared to the first six months of 2005, with most of the improvement experienced in the first quarter. Same-Base Transports were relatively unchanged in the second quarter of 2006 compared to 2005.
     - Decrease caused by a change in payer mix to a higher percentage of Medicare/Medicaid transports, resulting in higher contractual discounts which are offset against flight revenue. Contractual discounts were 27.5% and 28.9% of related flight revenue in the quarter and six months ended June 30, 2006, respectively, compared to 27.0% and 27.9% in the quarter and six months ended June 30, 2005, respectively. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.

- HBM - Flight revenue increased $3,036,000, or 12.0%, to $28,344,000 for the second quarter of 2006 and $7,238,000, or 15.2%, to $54,905,000 for the six
     months  ended  June  30,  2006,  for  the  following  reasons:
     - Incremental revenue of $1,338,000 and $3,270,000, for the quarter and six months ended June 30, 2006, respectively, from the addition of two new bases and the expansion of five contracts either during or subsequent to the first quarter of 2005.
     - Discontinuation of service under one contract during the second quarter of 2006, resulting in a decrease in revenue of approximately $220,000 in the quarter and six months ended June 30, 2006.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index and in hull insurance rates.

     - Decrease of 3.7% in flight volume for the quarter ended June 30, 2006, compared to 2005, for all contracts excluding the new contracts and contract expansions discussed above. Flight volume was relatively unchanged in the six months ended June 30, 2006, compared to 2005.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $6,441,000, or 24.3%, and $12,044,000, or 23.0%, for the quarter and six months ended June 30, 2006, respectively, compared to 2005. Changes by business segment are as follows:

- CBM - Flight center costs increased $4,320,000, or 25.1%, to $21,564,000 for the second quarter of 2006 and $7,620,000, or 22.4%, to $41,579,000 for the six months ended June 30, 2006, for the following reasons:
     - Increases of approximately $2,783,000 and $4,304,000 for the quarter and six months ended June 30, 2006, respectively, for the addition of personnel to staff new base locations described above.
     - Decreases of approximately $494,000 and $1,189,000 for the quarter and six months ended June 30, 2006, respectively, due to the closure of base locations described above.
     - Increases of approximately $1,271,000 and $1,975,000 in pilot salaries and benefits for the quarter and six months ended June 30, 2006, respectively, related to the implementation of the CBA effective January 1, 2006.
     -    Increases in salaries for merit pay raises.
     -    Increases in our cost of medical insurance premiums.

- HBM - Flight center costs increased $2,121,000, or 22.9%, to $11,408,000 for the second quarter of 2006 and $4,424,000, or 24.2%, to $22,742,000 for the  six  months  ended  June  30,  2006,  primarily  due to the following:
     - Approximately $360,000 and $892,000 for the quarter and six months ended June 30, 2006, respectively, for the addition of personnel to staff new base locations described above.
     - Increases of approximately $842,000 and $1,792,000 in pilot salaries and benefits for the quarter and six months ended June 30, 2006, related to the implementation of the CBA effective January 1, 2006.
     -    Increases in salaries for merit pay raises.
     -    Increases in our cost of medical insurance premiums.

AIRCRAFT OPERATING EXPENSES increased $2,812,000, or 16.7%, and $5,093,000, or 16.0%, for the quarter and six months ended June 30, 2006, respectively, in comparison to the quarter and six months ended June 30, 2005. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of fifteen helicopters for CBM operations and ten for HBM operations either during or subsequent to the first six months of 2005, resulting in increases of approximately $447,000 and $839,000 for the three and six months ended June 30, 2006, respectively.
- Increases of approximately 19.4% and 19.2% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2006, respectively.
-    Decrease in hull insurance rates effective July 2005.
-    Changes  in  flight  volume  for  both  CBM  and  HBM  as  described above.
- Increases in the number of engine and transmission events, including overhauls, experienced during the quarter and six months ended June 30, 2006, compared to the prior year.
- Annual price increases in the cost of spare parts and overhauls, most of which exceeded the rate of inflation.

AIRCRAFT RENTAL EXPENSE increased $883,000, or 19.7%, and $1,607,000, or 18.3%, for the quarter and six months ended June 30, 2006, respectively, in comparison to the quarter and six months ended June 30, 2005. Incremental rental expense for twenty leased aircraft added to our fleet, either during or subsequent to the first six months of 2005, totaled $1,209,000 and $2,276,000 in the quarter and six months ended June 30, 2006, respectively. The increase for new aircraft was offset in part by refinancing twelve aircraft at lower lease rates during the last three quarters of 2005.

BAD DEBT EXPENSE increased $10,522,000, or 64.8%, and $16,818,000, or 63.8%, for
the quarter and six months ended June 30, 2006, respectively, compared to 2005 due in part to the increase in related flight revenue. Bad debt expense as a percentage of related net flight revenue also increased from 26.4% and 24.7% in the quarter and six months ended June 30, 2005, to 34.6% and 30.9% in the quarter and six months ended June 30, 2006. Flight revenue is recorded net of Medicare/Medicaid discounts. The total provision for expected uncollectible amounts, including contractual discounts and bad debts, increased from 46.3% and 45.8% of related flight revenue in the quarter and six months ended June 30, 2005, to 52.4% and 50.7% in the quarter and six months ended June 30, 2006. The increase in reserves was attributed in part to a shift in payer mix in the second quarter of 2006 from insured patients to uninsured and Medicaid coverage, as well as to lower than anticipated collections on other accounts. In addition, although price increases generally increase the net reimbursement per transport from insurance providers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Bad debt expense related to the Products Division was not significant in either 2006 or 2005.

PRODUCTS  DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS decreased $466,000, or 25.9%, and $421,000, or 12.7%, for the quarter and six months ended June 30, 2006, respectively, compared to 2005. Significant projects in 2006 included continued production of eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV), which were nearly completed as of June 30, 2006. Production of five modular, medical interior kits for commercial customers was completed during the first two quarters of 2006, and six other kits were still in process as of June 30, 2006. Revenue by product line for the quarter and six months ended June 30, 2006, was as follows::
-    $555,000  and  $1,561,000  -  manufacture  of  multi-mission  interiors
- $611,000 and $1,028,000 - manufacture and installation of modular, medical interiors
-    $168,000  and $314,000 - design and manufacture of other aerospace products

In the first quarter of 2005, we completed production of eleven HH-60L units and nineteen MEV litter systems. In the second quarter of 2005, we continued production of two HH60L units and began production of eleven additional HH60L units and 21 MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and two modular medical interiors for a commercial customer. Revenue by product line for the quarter and six months ended June 30, 2005, was as follows::
-    $803,000 and $1,589,000 - manufacture of multi-mission interiors
- $398,000 and $802,000 - manufacture and installation of modular, medical interiors
-    $599,000  and $933,000 - design and manufacture of other aerospace products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $611,000, or 53.0%, and $583,000, or 29.2%, for the quarter and six months ended June 30, 2006, respectively, as compared to the previous year, consistent with the change in sales volume. In addition, the average net margin earned on projects during 2006 was 32.3% for the second quarter and 37.3% for the six-month period compared to 24.2% for the second quarter and 26.6% for the six-month period in 2005, primarily due to the change in product mix.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $223,000, or 7.5%, and $497,000, or 8.5%, for the quarter and six months ended June 30, 2006, respectively, compared to 2005, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment and a new dispatch, flight tracking, and medical field data software system and related hardware.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $956,000, or 10.5%, and $2,020,000, or 11.3%, for the quarter and six months ended June 30, 2006, respectively, compared to 2005. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. We increased the number of personnel in the billing and collections function due to the increase in flight volume and, in the short-term, to accommodate the transition of accounts from the Bountiful billing office to the San Bernardino billing office. Consolidation of the billing function into the San Bernardino office is expected to be completed in the third quarter. Program administration costs also increased 16.4% and 11.2% for the quarter and six months ended June 30, 2006, to manage the growth in CBM operations. We increased staffing in our Information Services department to support the expanded information technology infrastructure and scheduled software systems upgrades. G&A expenses were 9.5% and 10.2% of revenue for the quarter and six months ended June 30, 2006, respectively, compared to 10.3% and 11.4% of revenue for the quarter and six months ended June 30, 2005, respectively.

INTEREST EXPENSE decreased $55,000, or 3.6%, and $592,000, or 17.3%, in the quarter and six months ended June 30, 2006, respectively, compared to 2005, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against the Company's line of credit. The average balance outstanding against the line was approximately $15.6 million and $12.5 million during the three and six months ended June 30, 2006, respectively, compared to $18.3 million and $17.8 million during the three and six months ended June 30, 2005, respectively. In addition, in May 2005 we repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 9.0% during 2006. The remainder of the repayment was funded by draws against the line of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for the quarter and six months ended June 30, 2005, totaled $3,104,000 and related to the repayment of $23 million in subordinated debt in May 2005. We wrote off approximately $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

INCOME TAX EXPENSE was $2,511,000 and $4,399,000 in the quarter and six months ended June 30, 2006, respectively, and $2,153,000 and $1,886,000 in the quarter and six months ended June 30, 2005, respectively. The effective tax rate was approximately 41% for 2006, compared to approximately 40% for 2005. The higher effective tax rate in 2006 is the result of an increase in certain permanent book-tax differences.


LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital position as of June 30, 2006, was $85,166,000, compared to $66,839,000 at December 31, 2005. The change in working capital position is primarily attributable to the following:
- Increase of $12,938,000 in net receivables consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. In addition, days' sales outstanding for CBM operations, measured by comparing net revenue after bad debt for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 119 days at December 31, 2005, to 130 days at June 30, 2006. The increase in days' sales outstanding is primarily due to an initiative, beginning in the fourth quarter of 2005 and continuing through the second quarter of 2006, to centralize the billing and collection function into a single location which we believe slowed the pace of collections temporarily.
- Decrease of $1,698,000 in accrued wages and compensated absences, primarily because of the payment during the six months ended June 30, 2006, of performance bonuses accrued as of December 31, 2005.

SOURCES  AND  USES  OF  CASH

We had cash and cash equivalents of $2,778,000 as of June 30, 2006, compared to $3,218,000 at December 31, 2005. Operating activities used $4,361,000 in 2006, compared to generating $10,416,000 in 2005. Receivable balances, net of bad debt expense, increased $12,938,000 in 2006 compared to $5,782,000 in 2005, reflecting continued growth in CBM and HBM revenue, improved net reimbursement per transport for CBM operations, and the increase in days' sales outstanding described above. Costs in excess of billings and work-in-process on medical interiors increased $1,319,000 in 2006, compared to decreasing $1,599,000 in 2005. The balance of costs in excess of billings as of June 30, 2006, included $3,318,000 related to HH60L units which will be billed later in 2006 when completed units are shipped.

Cash used by investing activities totaled $4,763,000 in 2006 compared to $2,296,000 in 2005. Equipment acquisitions in 2006 consist primarily of a $1.4 million aircraft and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for Rocky Mountain Holdings, LLC, prior to the acquisition by the Company in 2002. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, and upgrades to aircraft, engines, and avionics systems. In 2005 we received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000.

Financing activities generated $8,684,000 in 2006 compared to using $2,883,000 in 2005. The primary use of cash in both 2006 and 2005 was regularly scheduled payments of long-term debt and capital lease obligations. In 2006 these payments were offset by draws against our line of credit and proceeds from the issuance of common stock upon the exercise of stock options. In 2005, we used $20 million of term loan proceeds and additional draws against our line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. We also paid $365,000 in debt issuance costs, primarily associated with the amendment to our senior credit facility in May 2005.

In April 2006 we originated a note payable of $2,749,000 with interest at 6.66% to refinance balloon payments due under other notes payable. The note is payable through June 2011.


OUTLOOK  FOR  2006

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2006, we began services under a one-year contract with a military base in California and ceased operations at a base in Arizona. During the second quarter of 2006, we opened three new bases in the southeast region, two in the northeast region, and one in California. In July 2006, an HBM contract in Florida converted to CBM operations, and we ceased operations at a base in South Carolina. We expect to open two new bases in the northeast region prior to the end of 2006. CBM flight volume at all other locations during 2006 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective June 6, 2006, we increased prices for our CBM operations an average of approximately 6.5%.

Hospital-Based  Model

During the second quarter of 2006, we began rotor wing operations in Montana under a 3-year contract and discontinued operations under our contract in Puerto Rico. We expect three other contracts to open satellite bases in 2006. Thirteen hospital contracts are due for renewal in 2006, four of which have been renewed for terms ranging from one to three years. We expect 2006 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of June 30, 2006, eleven HH-60L units for the U.S. Army and six modular medical interiors for commercial customers were in process. Remaining revenue for all contracts in process is estimated at $2.2 million.

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

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBM operations, successfully complete planned expansions of CBM and HBM operations, renew operating agreements for our HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBM and CBM flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2006. We also have approximately $14,800,000 in borrowing capacity available under our revolving credit facility as of June 30, 2006.

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

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid). Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related flight revenue for the six months ended June 30, 2006, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $1,960,000 in flight revenue.

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

Uncollectible  Receivables

We respond to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. Based on related net flight revenue for the six months ended June 30, 2006, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $1,398,000 in flight revenue.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $18,794,000 outstanding against the line of credit and $25,842,000 in notes payable. Based on the amounts outstanding at June 30, 2006, the annual impact of a change of 100 basis points in interest rates would be approximately $446,000. Interest rates on these instruments approximate current market rates as of June 30, 2006.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of June 30, 2006, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $841,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM  4.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2005, except as noted below:

- Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. Significant changes from our previous wage rates or benefits include increases in initial base pay rates, dependent upon each pilot's level of seniority; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $2,113,000 and $3,767,000 in incremental salary and benefit costs during the quarter and six months ended June 30, 2006, respectively, as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

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


                                        AIR  METHODS  CORPORATION


Date:  August 9, 2006                   By  /s/  Aaron  D.  Todd
                                          ------------------------------------
                                          Aaron D. Todd
                                          Chief Executive  Officer


Date:  August 9, 2006                   By  /s/  Trent  J.  Carman
                                          ------------------------------------
                                          Trent J. Carman
                                          Chief Financial  Officer


Date:  August 9, 2006                   By  /s/  Sharon  J.  Keck
                                          ------------------------------------
                                          Sharon J. Keck
                                          Chief Accounting  Officer