Form 10-Q
period 2006-09-30
AIR METHODS CORP
filed 2006-11-08
CIK 816159

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q


(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended               September  30,  2006
                                  ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from                  to
                                  ------------------  -------------------------

                         Commission file number  0-16079
                                                --------

                             AIR METHODS CORPORATION
                             -----------------------
             (Exact name of Registrant as Specified in Its Charter)

                   Delaware                              84-0915893
                   --------                              ----------
         (State or Other Jurisdiction                  (IRS Employer
        of Incorporation or Organization)           Identification Number)


     7301 South Peoria, Englewood, Colorado                 80112
     --------------------------------------              ----------
     Address of Principal Executive Offices)             (Zip Code)


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
Yes  X   No
    ---     ---

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes  X   No
                                                        ---     ---

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes      No  X
                                           ---     ---

The number of shares of Common Stock, par value $.06, outstanding as of October 27, 2006, was 11,805,613.

                                      TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1.     Consolidated Financial Statements

                        Consolidated Balance Sheets - September 30, 2006 and
                          December 31, 2005 (unaudited)                                    1

                        Consolidated Statements of Operations for the three and nine
                          months ended September 30, 2006 and 2005 (unaudited)             3

                        Consolidated Statements of Cash Flows for the nine months ended
                          September 30, 2006 and 2005 (unaudited)                          4

                        Notes to Consolidated Financial Statements (unaudited)             6

            Item 2.     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                       12

            Item 3.     Quantitative and Qualitative Disclosures about Market Risk        20

            Item 4.     Controls and Procedures                                           21

PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings                                                 22

            Item 1A.    Risk Factors                                                      22

            Item 2.     Changes in Securities                                             22

            Item 3.     Defaults upon Senior Securities                                   22

            Item 4.     Submission of Matters to a Vote of Security Holders               22

            Item 5.     Other Information                                                 23

            Item 6.     Exhibits                                                          23

SIGNATURES                                                                                24

                                   PART I: FINANCIAL INFORMATION

                             ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             AIR METHODS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                            (UNAUDITED)

                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                         2006            2005
                                                                    ------------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                         $        3,805          3,218
  Current installments of notes receivable                                     161             65
  Receivables:
    Trade                                                                  163,757        129,107
    Less allowance for doubtful accounts                                   (57,267)       (45,540)
                                                                    ------------------------------
                                                                           106,490         83,567
    Other                                                                    3,505          2,524
                                                                    ------------------------------
      Total receivables                                                    109,995         86,091
                                                                    ------------------------------

  Inventories                                                               10,120          9,197
  Work-in-process on medical interiors and products contracts                1,945            762
  Assets held for sale                                                      19,627          6,446
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                    3,303          3,548
  Deferred income taxes                                                      1,962          1,133
  Prepaid expenses and other                                                 2,507          2,051
                                                                    ------------------------------

      Total current assets                                                 153,425        112,511
                                                                    ------------------------------

Property and equipment:
  Land                                                                         251            441
  Flight and ground support equipment                                      153,856        143,342
  Furniture and office equipment                                            13,484         13,354
                                                                    ------------------------------
                                                                           167,591        157,137
  Less accumulated depreciation and amortization                           (71,359)       (63,607)
                                                                    ------------------------------

      Net property and equipment                                            96,232         93,530
                                                                    ------------------------------

Goodwill                                                                     6,485          6,485
Notes receivable, less current installments                                    237             99
Other assets, net of accumulated amortization of $3,475 and $2,773
  at September 30, 2006 and December 31, 2005, respectively                  8,152          8,907
                                                                    ------------------------------

      Total assets                                                  $      264,531        221,532
                                                                    ==============================

                                                                     (Continued)

                          AIR METHODS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS, CONTINUED
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       (UNAUDITED)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                     2006           2005
                                                                ----------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                                 $       19,165         6,446
  Current installments of long-term debt                                 7,963         9,399
  Current installments of obligations under capital leases                 673           657
  Accounts payable                                                       9,643         8,405
  Deferred revenue                                                       1,987         3,913
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                  294           332
  Accrued wages and compensated absences                                 8,895         7,217
  Due to third party payers                                              2,474         1,858
  Income taxes payable                                                   3,596           860
  Other accrued liabilities                                              6,297         6,585
                                                                ----------------------------

      Total current liabilities                                         60,987        45,672

Long-term debt, less current installments                               67,373        57,704
Obligations under capital leases, less current installments                479           688
Deferred income taxes                                                   19,625        19,997
Other liabilities                                                       11,187        11,260
                                                                ----------------------------

      Total liabilities                                                159,651       135,321
                                                                ----------------------------

Stockholders' equity (note 3):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                             --            --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
    issued 11,805,613 and 11,605,590 shares at September 30,
    2006, and December 31, 2005, respectively                              708           696
  Additional paid-in capital                                            68,877        66,219
  Retained earnings                                                     35,295        19,296
                                                                ----------------------------

      Total stockholders' equity                                       104,880        86,211
                                                                ----------------------------

      Total liabilities and stockholders' equity                $      264,531       221,532
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

                                    AIR METHODS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                         ---------------------------------------------------
                                                             2006         2005         2006         2005
                                                         ---------------------------------------------------
Revenue:
  Flight revenue                                         $   114,517       88,094      306,143      240,917
  Sales of medical interiors and products                      1,374        2,415        4,277        5,739
  Parts and maintenance sales and services                       197           24          339           70
                                                         ---------------------------------------------------
                                                             116,088       90,533      310,759      246,726
                                                         ---------------------------------------------------
Operating expenses:
  Flight centers                                              34,380       28,265       98,701       80,542
  Aircraft operations                                         20,450       16,119       57,281       47,857
  Aircraft rental                                              5,490        4,608       15,859       13,370
  Medical interiors and products sold                            674        1,626        2,087        3,622
  Cost of parts and maintenance sales and services               225           23          268           88
  Depreciation and amortization                                3,239        3,022        9,604        8,890
  Bad debt expense                                            25,568       17,834       68,733       44,181
  Loss (gain) on disposition of assets, net                       16           (5)        (546)         376
  Litigation settlement                                       (1,417)          --       (1,417)          --
  General and administrative                                  10,341        9,146       30,189       26,974
                                                         ---------------------------------------------------
                                                              98,966       80,638      280,759      225,900
                                                         ---------------------------------------------------

      Operating income                                        17,122        9,895       30,000       20,826

Other income (expense):
  Interest expense                                            (1,522)      (1,228)      (4,348)      (4,646)
  Loss on early extinguishment of debt                            --           --           --       (3,104)
  Other, net                                                     452          361        1,192          694
                                                         ---------------------------------------------------

Income before income taxes                                    16,052        9,028       26,844       13,770

Income tax expense                                             6,446        3,530       10,845        5,416
                                                         ---------------------------------------------------
      Net income                                         $     9,606        5,498       15,999        8,354
                                                         ===================================================

Basic income per common share (note 2)                   $       .82          .50         1.36          .76
                                                         ===================================================

Diluted income per common share (note 2)                 $       .78          .47         1.30          .72
                                                         ===================================================

Weighted average number of common shares outstanding -
basic                                                     11,774,700   11,034,754   11,724,182   11,020,936
                                                         ===================================================

Weighted average number of common shares outstanding -
diluted                                                   12,275,968   11,634,024   12,291,559   11,536,716
                                                         ===================================================

See accompanying notes to consolidated financial statements.

                                           AIR METHODS CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (AMOUNTS IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -----------------------------------
                                                                                               2006              2005
                                                                                         -----------------------------------
Cash flows from operating activities:
  Net income                                                                             $        15,999              8,354
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                          9,604              8,890
    Bad debt expense                                                                              68,733             44,181
    Deferred income tax expense (benefit)                                                         (1,201)             5,406
    Stock-based compensation                                                                         311                 --
    Tax benefit from exercise of stock options                                                      (833)                --
    Loss (gain) on retirement and sale of equipment, net                                            (546)               376
    Loss on early extinguishment of debt                                                              --              3,104
    Changes in assets and liabilities:
      Decrease in prepaid expenses and other current assets                                          217                300
      Increase in receivables                                                                    (92,637)           (59,004)
      Increase in inventories                                                                       (923)              (461)
      Increase in work-in-process on medical interiors and costs in excess of billings              (938)              (578)
      Increase in accounts payable, other accrued liabilities, and other
        liabilities                                                                                7,000              4,327
      Decrease in deferred revenue and billings in excess of costs                                (1,964)              (714)
                                                                                         -----------------------------------
        Net cash provided by operating activities                                                  2,822             14,181
                                                                                         -----------------------------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                          (13,228)            (3,878)
  Proceeds from disposition and sale of equipment                                                  1,803              1,070
  Increase in notes receivable and other assets                                                     (100)              (341)
                                                                                         -----------------------------------
        Net cash used by investing activities                                                    (11,525)            (3,149)
                                                                                         -----------------------------------


                                                                     (Continued)

                           AIR METHODS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (AMOUNTS IN THOUSANDS)
                                         (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                                              2006               2005
                                                        ------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net           $          1,526                235
  Tax benefit from exercise of stock options                         833                 --
  Net borrowings (repayments) under line of credit                14,057               (353)
  Proceeds from issuance of long-term debt                         2,749             20,000
  Payments for debt issue costs                                      (87)              (431)
  Payments of long-term debt                                      (9,246)           (28,171)
  Debt retirement costs                                               --             (1,380)
  Payments of capital lease obligations                             (542)              (469)
                                                        ------------------------------------
      Net cash provided (used) by financing activities             9,290            (10,569)
                                                        ------------------------------------

Increase in cash and cash equivalents                                587                463

Cash and cash equivalents at beginning of period                   3,218              2,603
                                                        ------------------------------------

Cash and cash equivalents at end of period              $          3,805              3,066
                                                        ====================================

Interest paid in cash during the year                   $          3,924              4,884
                                                        ====================================

Income taxes paid in cash during the year               $          8,577                272
                                                        ====================================

Non-cash investing and financing activities:

In the nine months ended September 30, 2006, the Company settled notes payable of $6,446 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $19,165 to finance the purchase of aircraft which are held for sale as of September 30, 2006.

In the nine months ended September 30, 2006, the Company entered into a note payable of $673 to finance insurance policies and into capital lease obligations of $349 to finance the purchase of equipment.

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

(2)  INCOME  PER  SHARE
     ------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

                                                                          2006        2005
                                                                       ----------  ----------
     FOR QUARTER ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    11,774,700  11,034,754
       Dilutive effect of:
         Common stock options                                             425,279     119,672
         Common stock warrants                                             75,989     479,598
                                                                       ----------------------
       Weighted average number of common shares outstanding - diluted  12,275,968  11,634,024
                                                                       ======================

     FOR NINE MONTHS ENDED SEPTEMBER 30:
       Weighted average number of common shares outstanding - basic    11,724,182  11,020,936
       Dilutive effect of:
         Common stock options                                             484,937      44,342
         Common stock warrants                                             82,440     471,438
                                                                       ----------------------
       Weighted average number of common shares outstanding - diluted  12,291,559  11,536,716
                                                                       ======================

     Common stock options of 70,000 and 55,000 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2006, respectively, because their effect would have been anti-dilutive. Common stock options totaling 727,000 were not included in the diluted income per share calculation for the nine months ended September 30, 2005, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the nine months ended September 30, 2006, consisted of the following (amounts in thousands except share amounts):

                                                             Shares
                                                           Outstanding   Amount
                                                           ---------------------
       Balances at January 1, 2006                          11,605,590  $ 86,211

       Issuance of common shares for options and warrants
         exercised                                             200,023     1,526
       Tax benefit from exercise of stock options                   --       833
       Stock-based compensation                                     --       311
       Net income                                                   --    15,999
                                                           ---------------------

       Balances at September 30, 2006                       11,805,613  $104,880
                                                           =====================

(4)  STOCK-BASED COMPENSATION
     ------------------------

     Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Accounting for Stock-Based Compensation, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. Under the modified prospective method, compensation cost has been recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. During the quarter and nine months ended September 30, 2006, the Company recognized $125,000 and $311,000, respectively, in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock-based awards as of September 30, 2006, was $1,126,000 and is expected to be recognized over the remaining weighted average vesting term of 2.3 years. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

     Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25). Because the Company granted its options at or above market value, no compensation cost was recognized relating to the plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the provisions of Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below for the quarter and nine months ended September 30, 2005 (amounts in thousands, except per share amounts):

                                                 As Reported   Pro Forma
                                                 -----------------------
          Quarter ended September 30, 2005:
              Net income                         $      5,498      5,306
              Basic income per share                      .50        .48
              Diluted income per share                    .47        .46

          Nine months ended September 30, 2005:
              Net income                         $      8,354      8,011
              Basic income per share                      .76        .73
              Diluted income per share                    .72        .69

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

     In August 2006, the Company's shareholders approved the 2006 Equity Compensation Plan (2006 Plan) which provides for the granting of incentive stock options, non-statutory stock options, shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. The maximum aggregate number of shares of common stock that may be made subject to awards under the 2006 Plan is 600,000. The 2006 Plan is administered by a committee of the Company's board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. In the third quarter of 2006, one grant for 15,000 shares was awarded under the 2006 Plan.

     The Company also has a Nonemployee Director Stock Option Plan (the Director Plan) which authorizes the grant of NSO's to purchase an aggregate of 300,000 shares of common stock to nonemployee directors of the Company. Through 2004, each nonemployee director completing one fiscal year of service received a five-year option to purchase between 5,000 and 10,000 shares, exercisable at the then current market value of the Company's common stock. All options under this plan were vested immediately upon issue.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the nine months ended September 30, 2006, options to purchase 70,000 shares of stock, with exercise prices ranging from $22.62 to $28.70, were granted at a weighted average fair value of $9.14. The following weighted average assumptions were used in valuing the grants: expected term of 3.5 years; expected volatility of 37%; risk-free interest rate of 4.83%; and dividend yield of 0%. The weighted average fair value of options granted during the nine months ended September 30, 2005, was $2.55 using the following weighted average assumptions: expected term of 3 years; expected volatility of 36%; risk-free interest rate of 4.0%; and dividend yield of 0%;.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(4)  STOCK-BASED COMPENSATION, CONTINUED
     -----------------------------------

     The following is a summary of option activity under all stock option plans during the nine months ended September 30, 2006:

                                                                     Weighted-     Aggregate
                                                                      Average      Intrinsic
                                                     Weighted        Remaining       Value
                                                      Average       Contractual   (amounts in
                                         Shares    Exercise Price   Life (Years)   thousands)
                                        ---------  ---------------  ------------  -----------
     Outstanding at December 31, 2005    961,522   $          8.48
     Granted                              70,000             27.40
     Exercised                          (175,023)             7.74
     Canceled                            (75,000)             8.98
                                        ---------
     Outstanding at September 30, 2006   781,499             10.29           3.0  $    10,678
                                        =========
     Exercisable at September 30, 2006   322,500              8.18           2.2        4,974
                                        =========

     During the nine months ended September 30, 2006 and 2005, options to purchase 175,023 and 58,715 shares were exercised with aggregate intrinsic values totaling approximately $2,999,000 and $180,000, respectively.

(5)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides for recognition of a tax position in a company's financial statements only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The tax benefit of a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for years beginning after December 15, 2006. The
     Company has not yet determined the effect of FIN 48 on its financial position or results of operations.

     In September 2006, the Securities and Exchange Commission staff (SEC staff) issued Staff Accounting Bulletin 108 (SAB 108), Financial Statements
     - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 requires a company to consider the impact of all prior year misstatements reflected in the current year's balance sheet, without consideration of the period in which the misstatement occurred, as well as to consider the amount of the misstatement that occurred in the current year in order to determine the materiality of the misstatement. SAB 108 is effective for years ending after November 15, 2006. The Company does not expect implementation of the guidance in SAB 108 to have a material effect on its financial position or results of operations.

     In  September  2006,  the  FASB  issued  FASB  Statement No. 157 (Statement
     157), Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. Statement 157 is effective for years beginning after November 15, 2007. The Company does not expect implementation of Statement 157 to have a material effect on its financial position or results of operations.

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

                                                            Products    Corporate   Intersegment
     FOR QUARTER ENDED SEPTEMBER 30:      CBM       HBM     Division   Activities   Eliminations   Consolidated
     ----------------------------------------------------------------------------------------------------------
     2006
     External revenue                  $ 86,702    28,012      1,374           --             --        116,088
     Intersegment revenue                    --       382      5,586           --         (5,968)            --
                                       -------------------------------------------------------------------------
     Total revenue                       86,702    28,394      6,960           --         (5,968)       116,088
                                       -------------------------------------------------------------------------

     Operating expenses                 (40,960)  (25,963)    (5,336)      (2,800)         4,900        (70,159)
     Depreciation & amortization         (1,748)   (1,303)      (109)         (79)            --         (3,239)
     Bad debt expense                   (25,001)     (567)        --           --             --        (25,568)
     Interest expense                      (815)     (700)        --           (7)            --         (1,522)
     Other income, net                      432        --         --           20             --            452
     Income tax expense                      --        --         --       (6,446)            --         (6,446)
                                       -------------------------------------------------------------------------
     Segment net income (loss)         $ 18,610      (139)     1,515       (9,312)        (1,068)         9,606
                                       =========================================================================

     Total assets                      $116,380       N/A        N/A      150,315         (2,164)       264,531
                                       =========================================================================

     2005
     External revenue                  $ 61,831    26,287      2,415           --             --         90,533
     Intersegment revenue                    --        --      1,501           --         (1,501)            --
                                       -------------------------------------------------------------------------
     Total revenue                       61,831    26,287      3,916           --         (1,501)        90,533
                                       -------------------------------------------------------------------------

     Operating expenses                 (34,635)  (21,089)    (2,990)      (2,211)         1,143        (59,782)
     Depreciation & amortization         (1,539)   (1,299)      (110)         (74)            --         (3,022)
     Bad debt expense                   (17,534)     (300)        --           --             --        (17,834)
     Interest expense                      (658)     (544)        --          (26)            --         (1,228)
     Other income, net                      274        --         --           87             --            361
     Income tax expense                      --        --         --       (3,530)            --         (3,530)
                                       -------------------------------------------------------------------------
     Segment net income (loss)         $  7,739     3,055        816       (5,754)          (358)         5,498
                                       =========================================================================

     Total assets                      $ 83,463       N/A        N/A      128,774         (2,164)       210,073
                                       =========================================================================

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)  BUSINESS SEGMENT INFORMATION, CONTINUED
     ---------------------------------------

                                                                  Products   Corporate    Intersegment
     FOR NINE MONTHS ENDED SEPTEMBER 30:       CBM        HBM     Division   Activities   Eliminations   Consolidated
     -----------------------------------------------------------------------------------------------------------------
     2006
     External revenue                       $ 223,447    83,035      4,277           --             --        310,759
     Intersegment revenue                          --       382     11,738           --        (12,120)            --
                                            --------------------------------------------------------------------------
     Total revenue                            223,447    83,417     16,015           --        (12,120)       310,759
                                            --------------------------------------------------------------------------

     Operating expenses                      (117,795)  (75,566)   (11,819)      (6,908)         9,666       (202,422)
     Depreciation & amortization               (4,996)   (4,047)      (324)        (237)            --         (9,604)
     Bad debt expense                         (66,608)   (2,125)        --           --             --        (68,733)
     Interest expense                          (2,314)   (1,976)        --          (58)            --         (4,348)
     Other income, net                          1,100        --         --           92             --          1,192
     Income tax expense                            --        --         --      (10,845)            --        (10,845)
                                            --------------------------------------------------------------------------
     Segment net income (loss)              $  32,834      (297)     3,872      (17,956)        (2,454)        15,999
                                            ==========================================================================

     Total assets                           $ 116,380       N/A        N/A      150,315         (2,164)       264,531
                                            ==========================================================================

     2005
     External revenue                       $ 167,026    73,961      5,739           --             --        246,726
     Intersegment revenue                          --        --      5,946           --         (5,946)            --
                                            --------------------------------------------------------------------------
     Total revenue                            167,026    73,961     11,685           --         (5,946)       246,726
                                            --------------------------------------------------------------------------

     Operating expenses                      (101,174)  (60,875)    (8,842)      (6,585)         4,647       (172,829)
     Depreciation & amortization               (4,483)   (3,890)      (316)        (201)            --         (8,890)
     Bad debt expense                         (43,527)     (654)        --           --             --        (44,181)
     Interest expense                          (2,427)   (2,140)        --          (79)            --         (4,646)
     Loss on early extinguishment of debt          --        --         --       (3,104)                       (3,104)
     Other income (expense), net                  733        --         --          (39)            --            694
     Income tax expense                            --        --         --       (5,416)            --         (5,416)
                                            --------------------------------------------------------------------------
     Segment net income (loss)              $  16,148     6,402      2,527      (15,424)        (1,299)         8,354
                                            ==========================================================================

     Total assets                           $  83,463       N/A        N/A      128,774         (2,164)       210,073
                                            ==========================================================================

(7)  SUBSEQUENT EVENT
     ----------------

     In October 2006, the Company amended its senior revolving credit facility to increase the maximum revolving advance amount from $35 million to $45 million. The amendment also increased the limitation on annual capital expenditures, inclusive of leased assets, from $40 million to $50 million. All other terms and conditions of the credit facility remained unchanged.

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

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2006, the CBM Division generated 72% of our total revenue, increasing from 68% in the nine months ended September 30, 2005.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 62% of total contract revenue) and hourly flight fees (approximately 38% of total contract revenue) billed to hospital customers. The division also has two contracts, both expansions of contracts with hospital-based customers, for which it bills patients or insurers directly and is at risk for collection from these parties. In the nine months ended September 30, 2006, the HBM Division generated 27% of our total revenue, decreasing from 30% in 2005.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The Products Division generated 1% of our total revenue in the nine months ended September 30, 2006, compared to 2% in 2005.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because nearly 100% of CBM revenue is derived from hourly flight fees, as compared to 38% of HBM revenue. By contrast, approximately 58% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 9,200 and 25,700 for the quarter and nine months ended September 30, 2006, respectively, compared to approximately 8,700 and 24,000 for the quarter and nine months ended September 30, 2005, respectively. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 8,200 and 24,000 in the quarter and nine months ended September 30, 2006, respectively, compared to approximately 8,500 and 23,400 in the quarter and nine months ended September 30, 2005, respectively. Cancellations due to unfavorable weather conditions were 427, or 26.8%, higher in the third quarter of 2006 compared to the third quarter of 2005. Weather cancellations were unchanged in the nine months ended September 30, 2006, compared to 2005.

- REIMBURSEMENT PER TRANSPORT. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient. Bad debt expense is estimated during the period the related services are performed based on historical collection experience. The provision is adjusted as required based on actual collections in subsequent periods. We have increased average prices for our CBM operations a total of 27.5% since March 2005, contributing to an increase of 15.6% in net revenue after bad debt expense per transport in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The total provision for expected uncollectible amounts, including contractual discounts for Medicare/Medicaid and bad debts, changed from 47.5% and 46.4% of related flight revenue for the quarter and nine months ended September 30, 2005, respectively, to 45.0% and 48.6% for the quarter and nine months ended September 30, 2006, respectively. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operating results are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 36% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2006, we have taken delivery of ten new aircraft and have the option to purchase seventeen additional aircraft beginning in the fourth quarter of 2006 and continuing through the end of 2007. New aircraft expected to be delivered under these options are expected to replace the discontinued models and other older aircraft, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations increased 32.5% and 20.6% in the quarter and nine months ended September 30, 2006, respectively, compared to 2005, while total flight volume for CBM and HBM operations decreased approximately 1.2% during the third quarter and increased 3.7% during the nine months ended September 30, 2006, compared to the prior year. The number of engine events, including overhauls, increased approximately 10.3% and 9.8% in the quarter and nine months ended September 30, 2006, respectively, compared to 2005.

- AIRCRAFT AVAILABILITY. The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another aircraft manufacturer for fifteen aircraft, with deliveries scheduled to begin in 2008, as well as options for an additional fifteen aircraft in future years.

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our regional competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Unionization of our pilot workforce has also led to higher compensation rates than those paid by some of our competitors who are not unionized. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market may also serve as a barrier to entry for lower cost providers.

- EMPLOYEE RECRUITMENT AND RELATIONS. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement
     (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Significant changes from our previous wage rates or benefits include increases in initial base pay rates; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $1,983,000 and $5,750,000 in incremental salary and benefit costs during the quarter and nine months ended September 30, 2006, respectively, as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

RESULTS  OF  OPERATIONS

We reported net income of $9,606,000 and $15,999,000 for the three and nine months ended September 30, 2006, respectively, compared to net income of $5,498,000 and $8,354,000 for the three and nine months ended September 30, 2005, respectively. Net income for the nine months ended September 30, 2005, included a pre-tax loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000). Operating income was $17,122,000 and $30,000,000 for the quarter and nine months ended September 30, 2006, respectively, compared $9,895,000 and $20,826,000 for the quarter and nine months ended September 30, 2005, respectively. Net reimbursement (revenue after Medicare/Medicaid discounts and bad debt expense) for CBM operations improved 29.7% and 15.6% for the quarter and nine months ended September 30, 2006, respectively, compared to the prior year, while Same-Base Transports for both CBM and HBM bases remained relatively constant. Improvement in net reimbursement during 2006 was offset in part by increases in cost of aircraft maintenance and in salaries and benefits, primarily as a result of the implementation of the CBA.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

FLIGHT  REVENUE  increased $26,423,000, or 30.0%, and $65,226,000, or 27.1%, for
the quarter and nine months ended September 30, 2006, respectively, compared to 2005. Flight revenue is generated by both CBM and HBM operations and is recorded net of contractual allowances under agreements with third-party payers and Medicare/Medicaid discounts.

- CBM - Flight revenue increased $24,886,000, or 40.3%, to $86,693,000 for the third quarter of 2006 and $56,451,000, or 33.8%, to $223,414,000 for
     the  nine  months  ended  September  30,  2006,  for the following reasons:
     - Average price increases totaling approximately 27.5% for all CBM operations since March 2005, including 6.5% in mid-June 2006.
     - Incremental revenue of $10,873,000 and $20,362,000 for the quarter and nine months ended September 30, 2006, respectively, from the addition of thirteen new CBM bases either during or subsequent to the nine months ended September 30, 2005, and from the provision of air medical transportation services in Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi.
     - Closure of one base during the first quarter of 2005, two bases in the first quarter of 2006, and one in the third quarter of 2006, resulting in decreases in revenue of approximately $959,000 and $3,016,000 for the quarter and nine months ended September 30, 2006, respectively.
     - Same Base Transports decreased 3.9% during the third quarter of 2006 compared to the third quarter of 2005, and increased 2.3% for the nine months ended September 30, 2006, compared to the nine-month period in 2005. Cancellations due to unfavorable weather conditions were 427, or 26.8%, higher in the third quarter of 2006 compared to the third quarter of 2005. Weather cancellations were unchanged in the nine months ended September 30, 2006, compared to 2005.
     - Increase caused by a change in payer mix to a lower percentage of Medicare/Medicaid transports, resulting in lower contractual discounts which are offset against flight revenue. Contractual discounts were 22.5% and 26.6% of related flight revenue in the quarter and nine months ended September 30, 2006, respectively, compared to 26.6% and 27.4% in the quarter and nine months ended September 30, 2005, respectively. See discussion of total provision for uncollectible accounts, including contractual discounts and bad debt expense, below under Bad Debt Expense.

- HBM - Flight revenue increased $1,537,000, or 5.9%, to $27,824,000 for the third quarter of 2006 and $8,775,000, or 11.9%, to $82,729,000 for the nine months  ended  September  30,  2006,  for  the  following  reasons:
     - Incremental revenue of $702,000 and $3,972,000, for the quarter and nine months ended September 30, 2006, respectively, from the addition of two new bases and the expansion of six contracts subsequent to the first quarter of 2005.
     - Discontinuation of service under one contract during the second quarter of 2006, resulting in decreases in revenue of approximately $189,000 and $408,000 in the quarter and nine months ended September 30, 2006, respectively.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Decreases of 7.1% and 2.3% in flight volume for the quarter and nine months ended September 30, 2006, respectively, compared to 2005, for all contracts excluding the effect of new contracts, contract expansions, and discontinued contract discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $6,115,000, or 21.6%, and $18,159,000, or 22.5%, for the quarter and nine months ended September 30, 2006, respectively, compared to 2005. Changes by business segment are as follows:

- CBM - Flight center costs increased $4,514,000, or 24.7% to $22,754,000 and $12,134,000, or 23.2%, to $64,333,000 for the quarter and nine months ended September 30, 2006, for the following reasons:
     - Increases of approximately $3,306,000 and $7,173,000 for the quarter and nine months ended September 30, 2006, respectively, for the addition of personnel to staff new base locations described above.
     - Decreases of approximately $754,000 and $2,399,000 for the quarter and nine months ended September 30, 2006, respectively, due to the closure of base locations described above.
     - Increases of approximately $1,086,000 and $3,061,000 in pilot salaries and benefits for the quarter and nine months ended September 30, 2006, respectively, related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.

- HBM - Flight center costs increased $1,601,000, or 16.0%, to $11,626,000 and $6,025,000, or 21.3%, to $34,368,000 for the quarter and nine months ended September 30, 2006, primarily due to the following:
     - Increases of approximately $239,000 and $1,131,000 for the quarter and nine months ended September 30, 2006, for the addition of personnel to staff new base locations described above.
     - Increases of approximately $897,000 and $2,689,000 in pilot salaries and benefits for the quarter and nine months ended September 30, 2006, related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.

AIRCRAFT OPERATING EXPENSES increased $4,331,000, or 26.9%, and $9,424,000, or 19.7%, for the quarter and nine months ended September 30, 2006, respectively, in comparison to the quarter and nine months ended September 30, 2005. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of twenty helicopters for CBM operations and ten for HBM operations either during or subsequent to the nine months ended September 30, 2005, resulting in increases of approximately $812,000 and $1,651,000 for the quarter and nine months ended September 30, 2006, respectively.
- Increases of approximately $222,000 and $311,000 in fuel costs for the quarter and nine months ended September 30, 2006, respectively, as a result of the addition of new CBM bases, net of the impact of closed CBM bases. The addition of new HBM bases and expansion of HBM programs did not have a material impact on fuel costs because HBM customers typically pay for all fuel consumed in medical flights.
- Increases of approximately 12.0% and 16.3% in the cost of aircraft fuel per hour flown for the quarter and nine months ended September 30, 2006, respectively.
-    Decreases  in  hull  insurance  rates  effective  July  2005 and July 2006.
-    Changes  in  flight  volume  for  both  CBM  and  HBM  as  described above.
- Increases in the number of engine and transmission events, including overhauls, experienced during the quarter and nine months ended September 30, 2006, compared to the prior year.
- Annual price increases in the cost of spare parts and overhauls, most of which exceeded the rate of inflation.

AIRCRAFT RENTAL EXPENSE increased $882,000, or 19.1%, and $2,489,000, or 18.6%, for the quarter and nine months ended September 30, 2006, respectively, in comparison to the quarter and nine months ended September 30, 2005. Incremental rental expense for 22 leased aircraft added to our fleet, either during or subsequent to the first nine months of 2005, totaled $885,000 and $3,161,000 in the quarter and nine months ended September 30, 2006, respectively. The increase for new aircraft was offset in part by refinancing twelve aircraft at lower lease rates during the last three quarters of 2005.

BAD  DEBT EXPENSE increased $7,734,000, or 43.4%, and $24,552,000, or 55.6%, for
the quarter and nine months ended September 30, 2006, compared to 2005, due in part to the increase in related flight revenue. Bad debt as a percentage of related net flight revenue was 28.9% and 30.1% for the quarter and nine months ended September 30, 2006, respectively, compared to 28.3% and 26.1% for the quarter and nine months ended September 30, 2005, respectively. The total provision for expected uncollectible amounts, including contractual discounts and bad debts, was 45.0% and 48.6% of related flight revenue for the quarter and nine months ended September 30, 2006, respectively, compared to 47.5% and 46.4% for the quarter and nine months ended September 30, 2005, respectively. The decrease in the provision during the third quarter of 2006 was attributable to changes in payer mix and to adjustments to bad debt reserves during the third quarter of 2005 for lower than anticipated collections. The increase in reserves for the nine months ended September 30, 2006, compared to the prior year, was attributed in part to a shift in payer mix in the second quarter of 2006 from insured patients to uninsured and Medicaid coverage, as well as to lower than anticipated collections on other accounts. In addition, although price increases generally increase the net reimbursement per transport from insurance providers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The total provision for expected uncollectible amounts as a percentage of related flight revenue for the quarters and nine months ended September 30, 2006 and 2005, is consistent with our historical collection experience, taking into consideration fluctuations in payer mix and the effect of price increases. Bad debt expense related to the Products Division was not significant in either 2006 or 2005.

PRODUCTS  DIVISION

SALES OF MEDICAL INTERIORS AND PRODUCTS decreased $1,041,000, or 43.1%, and $1,462,000, or 25.5%, for the quarter and nine months ended September 30, 2006, compared to 2005. Significant projects in 2006 included continuation of production of eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV). The 21 MEV units were completed during the third quarter of 2006. Five modular, medical interior kits for commercial customers were completed during the nine months ended September 30, 2006, and six other kits were still in process as of September 30, 2006. Revenue by product line for the quarter and nine months ended September 30, 2006, respectively, was as follows:
-    $237,000 and $1,798,000 - design and manufacture of multi-mission interiors
- $1,058,000 and $2,086,000 - manufacture and installation of modular medical interiors
-    $79,000  and  $393,000 - design and manufacture of other aerospace products

In the first quarter of 2005, we completed production of eleven HH-60L units and 19 MEV units. In 2005, we also continued production of 13 additional HH60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and two modular medical interiors for a commercial customer. Revenue by product line for the quarter and nine months ended September 30, 2005, respectively, was as follows:
- $1,235,000 and $2,824,000 - design and manufacture of multi-mission interiors
- $546,000 and $1,348,000 - manufacture and installation of modular medical interiors
- $634,000 and $1,567,000 - design and manufacture of other aerospace products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $952,000, or 58.5%, and $1,535,000, or 42.4%, for the quarter and nine months ended September 30, 2006, respectively, compared to the prior year, consistent with the change in sales volume. The average net margin earned on projects during 2006 was 49.9% for the third quarter and 41.4% for the nine-month period compared to 30.9% for the third quarter and 28.4% for the nine-month period in 2005, primarily due to the change in product mix.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $217,000, or 7.2%, and $714,000, or 8.0%, for the quarter and nine months ended September 30, 2006, respectively, compared to 2005, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment and a new dispatch, flight tracking, and medical field data software system and related hardware.

LITIGATION SETTLEMENT of $1,417,000 recorded during the quarter ended September 30, 2006, represents the net amount received in settlement of a lawsuit we filed against a company related to the fatal crash of one of our helicopters in September 2002. The amount recorded is net of attorney fees and is related primarily to revenue lost in the Nevada CBM program during the period following the accident.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $1,195,000, or 13.1%, and $3,215,000, or 11.9%, for the quarter and nine months ended September 30, 2006, respectively, compared to 2005. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. We increased the number of personnel in the billing and collections function due to the increase in flight volume and, in the short-term, to accommodate the transition of accounts from the Bountiful billing office to the San Bernardino billing office. Final consolidation of the billing function into the San Bernardino office is expected to be completed in the fourth quarter. We also increased staffing in our Information Services department to support the expanded information technology infrastructure and scheduled software systems upgrades. In addition, premiums for medical malpractice insurance and directors and officers liability insurance increased 39.6% and 21.4%, respectively, during the nine months ended September 30, 2006, compared to the prior year. G&A expenses were 8.8% and 9.7% of revenue for the quarter and nine months ended September 30, 2006, respectively, compared to 10.1% and 10.9% of revenue for the quarter and nine months ended September 30, 2005, respectively.

INTEREST EXPENSE increased $294,000, or 23.9%, in the quarter ended September 30, 2006, compared to the prior year, and decreased $298,000, or 6.4%, in the nine months ended September 30, 2006, compared to 2005. The increase for the third quarter was primarily the result of an increase in the average balance outstanding against our line of credit from $15.0 million during the third quarter of 2005 to $20.0 million during the third quarter of 2006. Interest expense decreased during the nine-month period primarily as a result of regularly scheduled payments of long-term debt and a decrease in the average balance outstanding against the line from $16.4 million during the nine months ended September 30, 2005, to $14.9 million during the nine months ended September 30, 2006. In addition, in May 2005 we repaid $23 million in subordinated debt, which had an effective interest rate of 16.2% during 2005, with the proceeds of $20 million in term loans which bore interest at an effective rate of approximately 9.1% during 2006. The remainder of the repayment was funded by draws against the line of credit.

LOSS ON EARLY EXTINGUISHMENT OF DEBT for the nine months ended September 30, 2005, totaled $3,104,000 and related to the repayment of $23 million in subordinated debt in May 2005. The Company wrote off approximately $1,724,000 in debt origination costs and note discount related to the subordinated debt and paid a prepayment penalty of $1,380,000 to the holders of the subordinated debt.

INCOME TAX EXPENSE was $6,446,000 and $10,845,000 in the quarter and nine months ended September 30, 2006, respectively, compared to $3,530,000 and $5,416,000 in the quarter and nine months ended September 30, 2005, respectively. The effective tax rate was approximately 40% for 2006, compared to approximately 39% for 2005. The higher effective tax rate in 2006 is the result of an increase in certain permanent book-tax differences.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital position as of September 30, 2006, was $92,438,000, compared to $66,839,000 at December 31, 2005. The change in working capital position is primarily attributable to an increase of $23,904,000 in net receivables consistent with increased revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. These effects were offset in part by a decrease in days' sales outstanding for CBM operations, measured by comparing net revenue after bad debt for the annualized previous 3-month period to outstanding open net accounts receivable, from 119 days at December 31, 2005, to 117 days at September 30, 2006.

SOURCES  AND  USES  OF  CASH

We had cash and cash equivalents of $3,805,000 as of September 30, 2006, compared to $3,218,000 at December 31, 2005. Cash generated by operations in the nine months ended September 30, 2006, totaled $2,822,000 compared to $14,181,000 in 2005. Receivable balances, net of bad debt expense, increased $23,904,000 in 2006 compared to $14,823,000 in 2005, reflecting continued growth in CBM and HBM revenue and an improved net reimbursement rate for CBM operations, as described above. In addition, during the nine months ended September 30, 2006, we made payments of $8,577,000 for income taxes, compared to $272,000 in 2005.

Cash used by investing activities totaled $11,525,000 in 2006 compared to $3,149,000 in 2005. Equipment acquisitions in 2006 consisted primarily of two used aircraft for a total of approximately $2.1 million and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for Rocky Mountain Holdings, LLC, prior to the acquisition by the Company in 2002. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, information systems hardware and software, and upgrades to aircraft, engines, and avionics systems. In 2005 we received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000.

Financing activities generated $9,290,000 in 2006 compared to using $10,569,000 in 2005. The primary use of cash in both 2006 and 2005 was regularly scheduled payments of long-term debt and capital lease obligations. In 2006 these payments were offset by draws against our line of credit and proceeds from the issuance of common stock upon the exercise of stock options. In 2005, we used $20 million of term loan proceeds and additional draws against our line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. We also paid $431,000 in debt issuance costs, primarily associated with the amendment to our senior revolving credit facility in May 2005.

In April 2006 we originated a note payable of $2,749,000 with interest at 6.66% to refinance balloon payments due under other notes payable. The note is payable through June 2011.

In October 2006, we amended our senior revolving credit facility to increase the maximum revolving advance amount from $35 million to $45 million. The amendment also increased the limitation on annual capital expenditures, inclusive of leased assets, from $40 million to $50 million. All other terms and conditions of the credit facility remained unchanged.

OUTLOOK  FOR  2006

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2006, we began services under a one-year contract with a military base in California and ceased operations at a base in Arizona. During the second quarter of 2006, we opened three new bases in the southeast region, two in the northeast region, and one in California. In July 2006, an HBM contract in Florida converted to CBM operations, and we ceased operations at a base in South Carolina. We expect to open two new bases in the northeast region during the fourth quarter of 2006. CBM flight volume at all other locations during 2006 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective June 6, 2006, we increased prices for our CBM operations an average of approximately 6.5%.

Hospital-Based  Model

During the second quarter of 2006, we began rotor wing operations in Montana under a 3-year contract and discontinued operations under our contract in Puerto Rico. During the third quarter of 2006, one of our customers in Minnesota expanded operations to a satellite location. We expect one other contract to open a satellite base in 2006 and another in early 2007. Twelve hospital contracts are due for renewal in 2006, seven of which have been renewed for terms ranging from one to three years. In October 2006, we discontinued operations under a contract in Illinois upon its expiration date. We expect 2006 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of September 30, 2006, eleven HH-60L units for the U.S. Army and six modular medical interiors for commercial customers were in process. At the end of the third quarter, we also received a contract for 27 additional MEV units. Final terms and conditions are under negotiation. Remaining revenue for all contracts in process is estimated at $2.5 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60L Multi-Mission Medevac units in total over an unspecified number of years. We have already completed 28 HH-60L units under the program, in addition to the eleven currently in process. The new contract for 27 MEV units completes the current U.S. Army requirement for this program. There is no assurance that orders for additional units will be received in future periods.

All  Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBM operations, successfully complete planned expansions of CBM and HBM operations, renew operating agreements for our HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBM and CBM flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2006. We also had approximately $12,672,000 in borrowing capacity available under our revolving credit facility as of September 30, 2006. The maximum revolving advance amount under the line was increased from $35 million to $45 million in October 2006.

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

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services. Revenue and accounts receivable are recorded net of estimated contractual allowances under agreements with third-party payers (i.e., Medicare and Medicaid). Estimates of contractual allowances are initially determined based on historical discount percentages for Medicare and Medicaid patients and adjusted periodically based on actual discounts. If actual discounts realized are more or less than those projected by management, adjustments to contractual allowances may be required. Based on related flight revenue for the nine months ended September 30, 2006, a change of 100 basis points in the percentage of estimated contractual discounts would have resulted in a change of approximately $3,103,000 in flight revenue.

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

Uncollectible  Receivables

We respond to calls for air medical transports without pre-screening the credit worthiness of the patient. Uncollectible trade receivables are charged to operations using the allowance method. Estimates of uncollectible receivables are determined monthly based on historical collection rates applied to each account based upon payer classification and adjusted monthly thereafter based on actual collections. If actual future collections are more or less than those projected by management, adjustments to allowances for uncollectible accounts may be required. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. Based on related net flight revenue for the nine months ended September 30, 2006, a change of 100 basis points in the percentage of estimated uncollectible accounts would have resulted in a change of approximately $2,282,000 in bad debt expense.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $20,912,000 outstanding against the line of credit and $25,829,000 in notes payable. Based on the amounts outstanding at September 30, 2006, the annual impact of a change of 100 basis points in interest rates would be approximately $467,000. Interest rates on these instruments approximate current market rates as of September 30, 2006.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of September 30, 2006, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $829,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM  4.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

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

ITEM 1. LEGAL  PROCEEDINGS

         Not  Applicable

ITEM 1A. RISK  FACTORS

There have been no material changes in our risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2005, except as noted below:

- Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. Significant changes from our previous wage rates or benefits include increases in initial base pay rates, dependent upon each pilot's level of seniority; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans (401k plans). Previously, under one 401k plan, we contributed 2% of gross pay for all eligible employees and matched 60% of the employees' contributions up to 6% of their gross pay. Under the other plan, we matched 30% of the employees' contributions up to 6% of their gross pay. The CBA provides for Company contributions up to 5.6% of gross pay to both 401k plans, depending on the level of each employee's participation. We recorded approximately $1,983,000 and $5,750,000 in incremental salary and benefit costs during the quarter and nine months ended September 30, 2006, respectively, as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

ITEM 2. CHANGES  IN  SECURITIES

          Not Applicable

ITEM 3. DEFAULTS  UPON  SENIOR  SECURITIES

          Not Applicable

ITEM 4. SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The 2006 Annual Meeting of Stockholders was held on August 2, 2006. At the meeting, Dr. Lowell D. Miller and Messrs. Ralph J. Bernstein and Paul H. Tate were elected to Class III directorships. Voting results were as follows:

                                           Total Vote
                         Total Vote For  Withheld From
                         Each Director   Each Director
                         --------------  -------------
     Ralph J. Bernstein      10,005,958        126,355
     Lowell D. Miller        10,003,559        128,754
     Paul H. Tate             9,729,061        403,252

     Following the meeting, George W. Belsey; Samuel H. Gray; David Kikumoto; Maj. Gen. Carl H. McNair, Jr. (Ret.); Morad Tahbaz; and Aaron D. Todd continued to serve as directors.

     Stockholders approved the 2006 Equity Compensation Plan which had been adopted by the Board of Directors in May 2006, subject to stockholder approval. Voting results were as follows:

        For      Against   Abstain/Broker Non-Vote
     ---------  ---------  -----------------------
     5,666,281  1,050,958         3,415,074

ITEM 5. OTHER  INFORMATION

          Not Applicable

ITEM 6. EXHIBITS

     10.1     2006  Equity  Compensation  Plan

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


                                        AIR METHODS CORPORATION


Date:  November 8, 2006                 By \s\  Aaron D. Todd
                                          --------------------------------------
                                          Aaron D. Todd
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  November 8, 2006                 By \s\  Trent J. Carman
                                          --------------------------------------
                                          Trent J. Carman
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:  November 8, 2006                 By \s\  Sharon J. Keck
                                          --------------------------------------
                                          Sharon J. Keck
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)