Form 10-K
period 2006-12-31
AIR METHODS CORP
filed 2007-03-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

 (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2006
                          ---------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to

                        COMMISSION FILE NUMBER  0-16079
                                               ---------

                             AIR METHODS CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                               84-0915893
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $270,469,000

The number of outstanding shares of Common Stock as of February 26, 2007, was 11,874,613.

                                TABLE OF CONTENTS

                                  TO FORM 10-K

                                                                        Page
                                                                        ----

                                      PART I
ITEM 1.     BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . .    1
            General . . . . . . . . . . . . . . . . . . . . . . . . . .    1
            Employees . . . . . . . . . . . . . . . . . . . . . . . . .    3
            Government Regulation . . . . . . . . . . . . . . . . . . .    4
            Internet Address. . . . . . . . . . . . . . . . . . . . . .    4

ITEM 1A.    RISK FACTORS. . . . . . . . . . . . . . . . . . . . . . . .    4

ITEM 1B.    UNRESOLVED STAFF COMMENTS . . . . . . . . . . . . . . . . .    8

ITEM 2.     PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . .    8
            Facilities. . . . . . . . . . . . . . . . . . . . . . . . .    8
            Equipment and Parts . . . . . . . . . . . . . . . . . . . .    9

ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .    9

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .    9


                                      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . .   10

ITEM 6.     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .   12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .   14
            Overview. . . . . . . . . . . . . . . . . . . . . . . . . .   14
            Results of Operations . . . . . . . . . . . . . . . . . . .   16
            Liquidity and Capital Resources . . . . . . . . . . . . . .   22
            Outlook for 2007. . . . . . . . . . . . . . . . . . . . . .   25
            Critical Accounting Policies. . . . . . . . . . . . . . . .   25
            New Accounting Standards. . . . . . . . . . . . . . . . . .   27

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.   27

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .   27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .   27

ITEM 9A.    CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .   28

ITEM 9B.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   28


                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE . .   29

ITEM 11.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .   32

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .   45




ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
            DIRECTOR INDEPENDENCE . . . . . . . . . . . . . . . . . . .   48

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . .   48


                                      PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. . . . . . . .   IV-1

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   IV-4

                                     PART I

ITEM 1. BUSINESS

GENERAL

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two separate operating models: the Community-Based Model (CBM) and the Hospital-Based Model (HBM). In October 2002, we acquired 100% of the membership interest of Rocky Mountain Holdings, LLC (RMH), a Delaware limited liability company which conducted both CBM and HBM operations. RMH, Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. As of December 31, 2006, our CBM division provided air medical transportation services in 18 states, while our HBM division provided air medical transportation services to hospitals located in 26 states under operating agreements with original terms ranging from one to ten years.
Under both CBM and HBM operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Under the CBM delivery model, our employees provide medical care to patients en route, while under the HBM delivery model, medical care en route is provided by employees or contractors of our customer hospitals. Our Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this report.

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

The division operates 99 helicopters and two fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 18 states, with concentrations in the Southwest, Midwest, and Southeast. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

During 2006 we opened three new bases in the southeast region, three in the northeast region, and one in California. In addition, an HBM contract in Florida converted to CBM operations. We closed bases in Arizona, South Carolina, and California due to insufficient flight volume. In 2006 we began providing air medical transportation services to two U.S. Army bases in California and Georgia. The contracts have been extended through June and December 2007, respectively, and further renewals are subject to continued government funding, as well as to potential competitive bid processes. Throughout 2006, we also provided air medical transportation services in the Gulfport, Mississippi, region in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi. The contract converted to month-to-month status at the beginning of 2007.

Communications and dispatch operations for substantially all CBM locations are conducted from our national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed primarily from our offices in San Bernardino, California.

Competition for the CBM division comes primarily from four national operators (OmniFlight, Inc.; PHI, Inc.; CJ Systems, Inc.; and Air Evac Services, Inc.) and from smaller regional carriers and alternative air ambulance providers such as local governmental entities. We believe that our competitive strengths center on the quality of our patient care and customer service and the medical capability of the aircraft we deploy, as well as our ability to tailor the service delivery model to a hospital's or community's specific needs. Availability of new aircraft to respond to growth opportunities also provides a competitive advantage. Unlike many other operators, we maintain in-house core competencies in hiring, training, and management of medical staff; billing and collection services; and dispatch and communication functions, in addition to aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhance control over the associated costs.

Hospital-Based  Model

Our HBM division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 99 helicopters and 12 fixed wing aircraft in 26 states. Under the typical operating agreement with a hospital, we earn approximately 60% of our revenue from a fixed monthly fee and 40% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

In 2006 we began rotor wing operations in Montana under a 3-year contract and expanded two existing hospital contracts in Minnesota and West Virginia to new satellite operations. Of the twelve hospital contracts whose terms expired in 2006, seven were renewed for terms ranging from one to three years; four contracts are currently operating on month-to-month or short-term extensions pending finalization of contract renewal negotiations. One contract with a customer in Illinois was not renewed upon its expiration date in 2006. We also closed operations under our contract in Puerto Rico.

We operate some of our HBM contracts under the service mark AIR LIFE(R), which is generally associated within the industry with our standard of service.

Competition  for the HBM division comes primarily from three national operators:
CJ Systems, Inc.; OmniFlight, Inc.; and PHI, Inc. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition as many healthcare organizations continue to move toward consolidation and strict cost containment. We believe that our competitive strengths center on the quality of our customer service and the medical capability of the aircraft we deploy. Availability of new aircraft to respond to customer needs also provides a competitive advantage.

Technical  Services

Our technical services group is a full-service maintenance provider, performing airframe inspection, modification, repair and refurbishment; engine repair; component and hydraulic systems repair and overhaul; and non-destructive component testing at our headquarters in metropolitan Denver, Colorado, for both CBM and HBM divisions. We are a Customer Service Facility for American Eurocopter Corporation (AEC), Bell Helicopter, Inc. (Bell), and several avionics manufacturers and a Federal Aviation Administration (FAA) Certified Repair Station authorized to perform airframe, avionics, and engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors. The technical services group also provides aircraft procurement, spare parts and medical supplies procurement, inventory, and aircraft recordkeeping services for our flight operations.

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

In 2006, we completed production of 21 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV) and eleven modular, medical interior kits for commercial customers. We also continued work on eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter. In the fourth quarter, we began production of 27 additional MEV units. Although the Products Division teamed with four other companies to pursue the new U.S. Air Force Combat Search & Rescue helicopter program, the program was awarded to another bidder in 2006. The award has been contested by one of the bidders and is currently under review.

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

As of December 31, 2006, eleven HH-60L units and 27 MEV units for the U.S. Army and two commercial medical interiors were in process. Deliveries under all contracts in process are expected to be completed by the third quarter of 2007, and remaining revenue is estimated at $2.6 million. As of December 31, 2005, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $3.3 million.

EMPLOYEES

As of December 31, 2006, we had 1,837 full time and 318 part time employees, comprised of 674 pilots; 381 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 648 flight nurses and paramedics; and 452 business and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Significant changes from our previous wage rates or benefits include increases in initial base pay rates; increase in pay for overtime shifts from regular pay rates to
1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans. Other employee groups may also elect to be represented by unions in the future.

GOVERNMENT  REGULATION

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification. Air Methods and LifeNet each hold a Part 135 Air Carrier Certificate, and Air Methods, Mercy Air, and LifeNet each hold Part 145 Repair Station Certificates from the FAA. A
Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2006, we are not aware of any foreign person who holds more than 5% of outstanding Common Stock.

In 2006 the FAA implemented changes to the minimum weather standards for flight acceptance and to the definition of a local flying area for application of minimum weather standards. The FAA also updated its interpretation of existing standards regarding operational control. Operational control refers to the ability of a Part 135 certificate holder to track, communicate with, and affect a flight by its aircraft while en route. In response to the new interpretations, we are in the process of implementing an FAA-approved training course for all communication specialists, both employees and contractors, that perform flight tracking on our aircraft and of establishing an operational control center which will allow us, from a single location, to track flight plans and flight conditions for all aircraft and to contact our pilots en route. Compliance with the new interpretations is required by March 15, 2007, with an extension of time possible if approved by the FAA.

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations, and NASDAQ Market rules.

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

ITEM 1A. RISK FACTORS

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed in "Outlook for 2007" and those described below.

- Flight volume - Almost all CBM revenue and approximately 40% of HBM revenue is dependent upon flight volume. Approximately 24% of our total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBM operating revenue during these months. Flight volume for CBM operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. The past several years have seen significant increases in the number of community-based units operated within the industry. Although to date we have not experienced an overall decrease in patient transports for CBM bases open longer than one year (Same-Base Transports) on an annual basis due to competition, further increases in the total number of community-based units may create overcapacity which may, in turn, lead to reductions in flight volume for any one provider.

- Collection rates - We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBM division invoices patients and their insurers directly for services rendered and recognizes revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payor mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payor mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBM transports.

- Dependence on third party suppliers - We currently obtain a substantial portion of our helicopter spare parts and components from AEC and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2006, AEC aircraft comprise 68% of our helicopter fleet while Bell aircraft constitute 30%. All of the new helicopters scheduled for delivery in 2007 are AEC aircraft. Since both manufacturers are essentially sold out of new aircraft for the foreseeable future, both have been passing through increases in the price of new aircraft and spare parts which are higher than overall inflationary trends. In addition, increases in spare parts prices tend to be higher for aircraft which are no longer in production. Increases in our monthly and hourly flight fees billed to our HBM customers in certain cases are limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to our HBM customers. The ability to pass on price increases for CBM operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

- Aircraft availability - The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Most major helicopter manufacturers are sold out of the majority of new aircraft models suitable for medical missions for at least the next two years. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft and limit our exposure to the effect of price increases on new aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another aircraft manufacturer for fifteen aircraft, with deliveries scheduled to begin in 2008, as well as options for an additional fifteen aircraft in future years. Despite these purchase commitments and options, if our future needs for aircraft exceed our current projections, the shortage of aircraft could prevent us from pursuing certain expansion opportunities. If our future needs for aircraft are less than our current projections, the ownership costs for new deliveries could exceed our ability to recover them through increased revenue. Presently, a vibrant secondary market for these models of aircraft exists which may allow us to sell aircraft not needed in our operations.

- Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. Significant changes from our previous wage rates or benefits include increases in initial base pay rates, dependent upon each pilot's level of seniority; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans. We recorded approximately $7,711,000 in incremental salary and benefit costs during 2006 as a result of implementing the CBA provisions. Union personnel have also actively attempted to organize other of our employee groups in the past and these groups may elect to be represented by unions in the future.

- Employee recruitment and retention - An important aspect of our operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

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

- Fuel costs - Fuel accounted for 3.3% of total operating expenses for the year ended December 31, 2006. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. The price per barrel of oil has maintained near record levels over the past several years. We cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on our cost of operations and profitability. Generally, our HBM customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBM operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs.

- Aviation industry hazards and insurance limitations - Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising out of the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during a medical flight. Under HBM operating agreements, hospital customers have agreed to indemnify us against liability arising out of medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBM operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe that the level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on our cost of operations. Approximately 40% of any increases in hull and liability insurance may be passed through to our HBM customers according to contract terms. In addition, the loss of any aircraft as a result of accidents could cause both significant adverse publicity and interruption of air medical services to client hospitals, which could adversely affect our operating results and relationship with such hospitals. The fatal accident we experienced in December 2006 is not expected to have a material impact on our hull and liability insurance rates when renewed in July 2007. In the year ended December 31, 2006, we recorded an increase in expense of $500,000 for the self-insured portion of workers compensation premiums as a result of the accident.

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

- Governmental regulation - The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which impose significant compliance costs on us. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBM revenue and indirectly affect HBM revenue from customers. Changes in laws or regulations, such as the minimum weather standards for flight acceptance and interpretations regarding operational control as described above in
     Item 1, or in reimbursement rates could have a material adverse impact on our cost of operations or revenue from flight operations. Periodically the FAA issues airworthiness directives covering one or more models of aircraft. Although we believe that our aircraft are currently in compliance with all FAA-issued airworthiness directives, additional airworthiness directives likely will be issued in the future and may result in additional operating costs or make a particular model of aircraft uneconomical to operate. In December 2006 we experienced a fatal accident which is currently under investigation by the National Transportation Safety Board. We are not aware of any regulatory action resulting from the progress of this investigation. In recent years, the accident rate for the entire air medical transportation industry has exceeded historical levels, leading to increased scrutiny from government regulatory agencies. Such increased scrutiny could result in new regulations and increases in the cost of compliance with regulations.

- Compliance with corporate governance and public disclosure regulations - New laws, regulations, and standards relating to corporate governance and public disclosure-including the Sarbanes-Oxley Act of 2002, new SEC regulations, and NASDAQ Market rules-are subject to varying interpretations in many cases due to lack of specificity. Their application may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to maintain high standards of corporate governance and public disclosure in compliance with evolving laws and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. In particular, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to include management and auditor reports on internal controls as part of our annual report, has required commitment of significant financial and managerial resources. In addition, board members, the chief executive officer, and the chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers. If efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

- Internal controls - We are required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of our annual report. Management concluded that internal control over financial reporting was effective at December 31, 2006, and our independent auditors attested to that conclusion. There can be no assurance that material weaknesses in internal controls over financial reporting will not be discovered in the future or that we and our independent auditors will be able to conclude that internal control over financial reporting is effective in the future. Although it is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on us, it may subject us to regulatory scrutiny and result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of our financial reports.

- Debt and lease obligations - We are obligated under debt facilities providing for up to approximately $107.3 million of indebtedness, of which approximately $77.7 million was outstanding (net of $4.2 million of cash) at December 31, 2006, and operating lease obligations which total $177.6 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

- Department of Defense funding - Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

- Foreign ownership - Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. Furthermore, under certain loan agreements, an event of default occurs if less than 80% of the voting interest is owned or controlled by United States citizens. As of December 31, 2006, we are not aware of any foreign person who holds more than 5% of outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.


ITEM  2.     PROPERTIES

FACILITIES

We lease our headquarters, consisting of approximately 108,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport. The lease is presently on a month-to-month basis pending final negotiation of terms and conditions to extend the lease through October 2008. The approximate annual rent is $1,109,000. We also own and lease various properties for depot level maintenance and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

EQUIPMENT AND PARTS

As of December 31, 2006, we managed and operated a fleet of 212 aircraft, composed of the following:

                      Number of      Number of       Number of
                    Company-Owned  Company-Leased    Customer-
Type                  Aircraft        Aircraft     Owned Aircraft  Total
------------------------------------------------------------------------
Helicopters:
  Bell 206                      5              --              --      5
  Bell 222                     13               8              --     21
  Bell 230                     --              --               1      1
  Bell 407                      5               9               6     20
  Bell 412                      4               2               1      7
  Bell 430                     --               2               4      6
  Eurocopter AS 350            14              35               4     53
  Eurocopter AS 355             1              --              --      1
  Eurocopter BK 117            18              22              --     40
  Eurocopter BO 105             2               3               1      6
  Eurocopter EC 130            --              10              --     10
  Eurocopter EC 135            --              16               3     19
  Eurocopter EC 145            --               2               4      6
  Boeing MD 902                --               2              --      2
  Sikorsky S 76                --              --               1      1
                    ----------------------------------------------------
                               62             111              25    198
                    ----------------------------------------------------

Airplanes:
  King Air E 90                 1              --               2      3
  King Air B 100               --               1              --      1
  King Air B 200                1              --               2      3
  Pilatus PC 12                --               2               5      7
                    ----------------------------------------------------
                                2               3               9     14
                    ----------------------------------------------------

TOTALS                         64             114              34    212
                    ====================================================

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

We have experienced no significant difficulties in obtaining required parts for our helicopters. Repair and replacement components are purchased primarily through AEC and Bell, since AEC and Bell aircraft make up the majority of our fleet. Based upon the manufacturing capabilities and industry contacts of AEC and Bell, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by AEC or Bell would require us to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Our common stock is traded on the NASDAQ Global Select Market System under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                          YEAR ENDED DECEMBER 31, 2006
                          ----------------------------

                    Common Stock            High        Low
                    ----------------------------------------
                    First Quarter . . . .  $30.00     $17.45
                    Second Quarter. . . .   31.00      20.44
                    Third Quarter . . . .   26.30      18.28
                    Fourth Quarter. . . .   29.55      22.77

                          YEAR ENDED DECEMBER 31, 2005
                          ----------------------------

                    Common Stock            High        Low
                    ----------------------------------------
                    First Quarter . . . .  $ 8.47     $ 7.01
                    Second Quarter. . . .    8.17       6.55
                    Third Quarter . . . .   11.92       7.85
                    Fourth Quarter. . . .   17.87      11.20

As of February 26, 2007, there were approximately 242 holders of record of our common stock. We estimate that we have approximately 5,800 beneficial owners of common stock.

We have not paid any cash dividends since inception and intend to retain any future earnings to finance the growth of our business rather than to pay dividends. In addition, our senior credit facility contains a covenant which prohibits the payment of dividends.

STOCK  PERFORMANCE  GRAPH

The following graph compares our cumulative total stockholder return for the period from December 31, 2001 through December 31, 2006, against the Standard & Poor's 500 Index (S&P 500) and "peer group" companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: "Non-scheduled Air Transport," including Airnet Systems Income;
Atlas Air Worldwide Holdings, Inc.; Elite Flight Solutions, Inc.; Offshore Logistics, Inc.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2001, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

                               [GRAPH  OMITED]

                                 INDEXED RETURNS

                          Base               Years Ending
                         Period  --------------------------------------
                         Dec-01  Dec-02  Dec-03  Dec-04  Dec-05  Dec-06
                         ----------------------------------------------
AIR METHODS CORPORATION  100.00   91.51  144.14  138.04  277.69  448.15
S & P 500                100.00   77.90  100.24  111.15  116.61  135.03
PEER GROUP               100.00  113.31  124.26  153.20  158.25  202.64

ITEM 6.     SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue and expenses for the years ended December 31, 2003 and 2002, increased in part as a result of the acquisition of RMH in October 2002. See "Business - General" in Item 1 of this report. Revenue for all years has been adjusted to reflect the presentation of revenue exclusive of uncompensated care, as discussed in Note 2 to the consolidated financial statements.

                                    SELECTED FINANCIAL DATA OF THE COMPANY
                          (Amounts in thousands except share and per share amounts)

                                                                   Year Ended December 31,
                                                                   -----------------------

                                                  2006         2005         2004         2003         2002
                                              ---------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                       $   319,504      276,178      230,211      209,936     115,082

Operating expenses                               (244,227)    (211,072)    (184,458)    (169,164)    (89,539)
General and administrative expenses               (40,710)     (36,971)     (33,691)     (25,209)    (14,390)
Other expense, net                                 (4,223)      (8,110)      (6,698)      (7,197)     (2,694)
                                              ---------------------------------------------------------------

Income before income taxes                         30,344       20,025        5,364        8,366       8,459
Income tax expense                                (13,144)      (8,193)      (2,121)      (3,263)     (3,299)
                                              ---------------------------------------------------------------

Income before cumulative effect of change in
  accounting principle                             17,200       11,832        3,243        5,103       5,160
Cumulative effect of change in method of
  accounting for maintenance costs, net of
  income taxes                                          -            -        8,595            -           -
                                              ---------------------------------------------------------------

Net income                                    $    17,200       11,832       11,838        5,103       5,160
                                              ===============================================================

Basic income per common share:
  Income before cumulative effect of
    change in accounting principle            $      1.46         1.07          .30          .53         .56
  Cumulative effect of change in method of
    accounting for maintenance costs, net of
    income taxes                                        -            -          .79            -           -
                                              ---------------------------------------------------------------
  Net income                                  $      1.46         1.07         1.09          .53         .56
                                              ===============================================================

Diluted income per common share:
  Income before cumulative effect of change
    in accounting principle                   $      1.40         1.02          .29          .51         .54
  Cumulative effect of change in method of
    accounting for maintenance costs, net of
    income taxes                                        -            -          .76            -           -
                                              ---------------------------------------------------------------
  Net income                                  $      1.40         1.02         1.05          .51         .54
                                              ===============================================================

Weighted average number of shares
  of Common Stock outstanding - basic          11,748,107   11,058,971   10,894,863    9,665,278   9,184,421
                                              ===============================================================

Weighted average number of shares
  of Common Stock outstanding - diluted        12,306,047   11,654,885   11,314,827   10,052,989   9,478,502
                                              ===============================================================

                     SELECTED FINANCIAL DATA OF THE COMPANY
                             (Amounts in thousands)

                                    As of December 31,
                       --------------------------------------------
                         2006     2005     2004     2003     2002
                       --------------------------------------------
BALANCE SHEET DATA:
Total assets           $250,157  221,532  204,723  215,649  196,396
Long-term liabilities    95,014   89,649   89,490  114,657  115,225
Stockholders' equity    107,314   86,211   73,079   60,688   46,218

                             SELECTED OPERATING DATA

                              2006    2005    2004    2003    2002
                             --------------------------------------
FOR YEAR ENDED DECEMBER 31:
  CBM patient transports     34,116  31,841  30,159  25,676  12,870
  HBM medical missions       50,670  49,644  46,630  46,570  26,367
AS OF DECEMBER 31:
  CBM bases                      76      69      64      59      48
  HBM bases                      90      87      86      78      77

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words "believe," "expect," "anticipate," "plan," "estimate," and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for CBM operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBM contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2006 the CBM Division generated 65% of our total revenue, compared to 61% in 2005 and 58% in 2004.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists primarily of fixed monthly fees (approximately 60% of total contract revenue) and hourly flight fees (approximately 40% of total contract revenue) billed to hospital customers. In 2006 the HBM Division generated 34% of our total revenue, compared to 36% in 2005 and 38% in 2004.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2006 the Products Division generated 1% of our total revenue, compared to 3% in 2005 and 4% in 2004.

See Note 13 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because almost all of CBM revenue is derived from flight fees, as compared to approximately 40% of HBM revenue. By contrast, 76% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 34,100 for 2006 compared to approximately 31,800 for 2005. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 31,700 in 2006 compared to 31,000 in 2005. Cancellations due to unfavorable weather conditions for bases open longer than one year did not change materially over the prior year.

- REIMBURSEMENT PER TRANSPORT. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payor mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payor mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. We have increased average prices for our CBM operations a total of 27.5% since March 2005, contributing to an increase of 13.9% in net reimbursement per transport in 2006 compared to 2005. Provisions for contractual discounts and estimated uncompensated care for CBM operations are as follows:

                                                  For years ended December 31,
                                                   2006        2005        2004
                                               -----------------------------------
          Gross billings                               100%       100%        100%
          Provision for contractual discounts           29%        26%         32%
          Provision for uncompensated care              20%        19%         16%

     The increase in the total percentage of uncollectible accounts is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

- AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 35% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2006, we have taken delivery of seventeen new aircraft and have the option to purchase eighteen additional aircraft through the end of 2007. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations increased 15.8% from 2005 to 2006, while total flight volume for CBM and HBM operations increased 3.5% over the same period. The number of engine events, including overhauls, increased approximately 12.5% during 2006 compared to 2005.

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

- COMPETITIVE PRESSURES FROM LOW-COST PROVIDERS. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization. Deploying multiple aircraft in a market also serves as a barrier to entry for lower cost providers.

- EMPLOYEE RECRUITMENT AND RELATIONS. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Significant changes from our previous wage rates or benefits include increases in initial base pay rates; increase in pay for overtime shifts from regular pay rates to 1.5 times regular pay rates; and changes in our contributions to defined contribution retirement plans. The CBA provides for annual increases in base pay in each year of the agreement. We recorded approximately $7,711,000 in incremental salary and benefit costs during 2006 as a result of implementing the CBA provisions. Other employee groups may also elect to be represented by unions in the future.

RESULTS  OF  OPERATIONS

Year  ended  December  31,  2006  compared  to  2005

We reported net income of $17,200,000 for the year ended December 31, 2006, compared to $11,832,000 for the year ended December 31, 2005. Net income for the year ended December 31, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000).

Operating income was $34,567,000 for the year ended December 31, 2006, compared to $28,135,000 for the year ended December 31, 2005. Net reimbursement (revenue after provisions for contractual discounts and uncompensated care) for CBM operations improved 13.9% for 2006 compared to the prior year, while Same-Base
Transports for CBM operations increased approximately 2%. Improvement in net reimbursement during 2006 was offset in part by increases in the cost of aircraft maintenance and in salaries and benefits, primarily as a result of the implementation of the CBA.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

NET FLIGHT REVENUE increased $45,630,000, or 17.0%, from $268,249,000 for the year ended December 31, 2005, to $313,879,000 for the year ended December 31, 2006. Flight revenue is generated by both CBM and HBM operations and is recorded net of provisions for contractual discounts and uncompensated care.

- CBM - Net flight revenue increased $37,396,000, or 22.1%, to $206,786,000 for the following reasons:
     - Average price increases totaling approximately 27.5% for all CBM operations since March 2005, including 6.5% in mid-June 2006. Net reimbursement per transport increased approximately 13.9% in 2006 compared to 2005.
     - Incremental net revenue of $21,319,000 from the addition of fifteen new CBM bases during either 2006 or 2005, and from the provision of air medical transportation services in Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi.
     - Closure of five bases during either 2006 or 2005, resulting in a decrease in net revenue of approximately $3,581,000.
     - Increase of approximately 2.0% in Same Base Transports in 2006 compared to 2005. Cancellations due to unfavorable weather conditions did not change materially over the prior year.

- HBM - Net flight revenue increased $8,234,000, or 8.3%, to $107,093,000 for the following reasons:
     - Incremental revenue of $4,012,000 generated from the addition of two new contracts and the expansion of seven contracts during either 2006 or 2005.
     - Discontinuation of service under two contracts and the conversion of one contract to CBM in 2006, resulting in a decrease in revenue of approximately $887,000.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
     - Decrease of 2.3% in flight volume for all contracts excluding the new contracts, contract expansions, and the discontinued contracts discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $23,599,000, or 21.4%, to $133,796,000 for the year ended December 31, 2006, compared to 2005. Changes by business segment were as follows:

- CBM - Flight center costs increased $15,595,000, or 21.8%, to $87,142,000 for the following reasons:
     - Increase of $10,246,000 for the addition of personnel and facilities for the new base locations described above.
     - Decrease of $2,014,000 due to the closure of base locations described above.
     - Increase of approximately $4,118,000 in pilot salaries and benefits related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.

- HBM - Flight center costs increased $8,004,000, or 20.7%, to $46,654,000 primarily due to the following:
     - Increase of approximately $1,197,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $110,000 due to the base closures described above.
     - Increase of approximately $3,594,000 in pilot salaries and benefits related to the implementation of the CBA effective January 1, 2006.
     -    Increases  in  salaries  for  merit  pay  raises.
     -    Increases  in  our  cost  of  medical  insurance  premiums.

AIRCRAFT OPERATING EXPENSES increased $9,831,000, or 15.1%, for the year ended December 31, 2006, in comparison to 2005. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
- Addition of 25 helicopters for CBM operations and fifteen for HBM operations during either 2006 or 2005, resulting in an increase of approximately $2,367,000.
- Increase of approximately $534,000 in fuel costs as a result of the addition of new CBM bases, net of the impact of closed CBM bases. The addition of new HBM bases and expansion of HBM programs did not have a material impact on fuel costs because HBM customers typically pay for all fuel consumed in medical flights.
- Increase of approximately 11.9% in the cost of aircraft fuel per hour flown.
-    Decreases  in  hull  insurance  rates  effective  July  2005 and July 2006.
-    Changes  in  flight  volume  for  both  CBM  and  HBM  as  described above.
- Increases in the number of engine and transmission events, including overhauls.
- Annual price increases in the cost of spare parts and overhauls, most of which exceeded the rate of inflation.

AIRCRAFT  RENTAL  EXPENSE  increased  $3,543,000,  or  19.6%, for the year ended
December 31, 2006, in comparison to the year ended December 31, 2005. Incremental rental expense incurred in 2006 for 26 leased aircraft added to our fleet during either 2006 or 2005 totaled $4,369,000. The increase for new aircraft was offset in part by refinancing nine aircraft at lower lease rates during 2006 and twelve during 2005 and by the buyout of an aircraft under an operating lease during 2006.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS decreased $2,573,000, or 32.8%, from $7,836,000 for the year ended December 31, 2005, to $5,263,000 for the year ended December 31, 2006. In 2006, we completed production of 21 MEV litter systems and eleven modular, medical interior kits for commercial customers. We also continued work on eleven HH-60L units. In the fourth quarter, we began production of 27 additional MEV units. Revenue by product line for the year ended December 31, 2006, was as follows:
-    $2,291,000  -  multi-mission  interiors
-    $2,538,000  -  modular  medical  interiors
-    $434,000  -  other  aerospace  and  medical  transport  products

In 2005, we completed production of thirteen HH-60L units and nineteen MEV litter systems. We also began production of eleven additional HH-60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and four modular medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2005, was as follows:
-    $3,857,000  -  multi-mission  interiors
-    $2,191,000  -  modular  medical  interiors
-    $1,788,000  -  other  aerospace  and  medical  transport  products

COST OF MEDICAL INTERIORS AND PRODUCTS decreased $2,877,000, or 54.4%, for the year ended December 31, 2006, as compared to the previous year, consistent with the change in sales volume. The average net margin earned on projects during 2006 was 40.0% compared to 26.1% in 2005, primarily due to the change in product mix and to efficiencies realized in the manufacturing process for commercial customers.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $889,000, or 7.4%, for the year ended December 31, 2006, primarily as a result of upgrades to aircraft, engines, and avionics systems and the purchase of rotable equipment and a new dispatch, flight tracking, and medical field data software system and related hardware. In the third quarter of 2006, we also exercised our purchase option on an aircraft valued at approximately $700,000 which had previously been leased under an operating lease.

LITIGATION SETTLEMENT of $1,417,000 recorded during 2006 represents the net amount received in settlement of a lawsuit we filed against a company related to the fatal crash of one of our helicopters in September 2002. The amount recorded is net of attorney fees and is related primarily to revenue lost in the Nevada CBM program during the period following the accident.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $3,739,000, or 10.1%, for the year ended December 31, 2006, compared to the year ended December 31, 2005. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBM program administration. We increased the number of personnel in the billing and collections function due to the increase in flight volume and, in the short-term, to accommodate the transition of accounts from the Utah billing office to the California billing office. We also increased staffing in our Information Services department to support the expanded information technology infrastructure and scheduled software systems upgrades. In addition, premiums for medical malpractice insurance and directors and officers liability insurance increased 39.8% in 2006 compared to the prior year. G&A expenses were 12.7% of revenue in 2006 compared to 13.4% of revenue in 2005.

INTEREST EXPENSE decreased $135,000, or 2.3%, for the year ended December 31, 2006, compared to 2005, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against our line of credit. The average balance outstanding against the line was approximately $14.6 million during 2006, compared to $15.4 million during 2005. These decreases were offset in part by new notes and capital lease obligations totaling $7,240,000 originated during 2006 with a weighted average interest rate of 7.2%.

INCOME TAX EXPENSE was $13,144,000, or 43.3% of income before taxes, in 2006 and $8,193,000, or 40.9% of income before taxes, in 2005. For years prior to 2006, our income tax expense was determined using a federal statutory rate of 34% because we believed that our deferred tax assets and liabilities would be recovered or settled at that rate. Due to an increase in projected taxable income for the year ended December 31, 2006, and for future years, we revised our estimated tax rate to 35% in 2006. Deferred income tax expense of $525,000 was recognized for the year ended December 31, 2006, as a result of applying the new estimated rate to deferred tax assets and liabilities. The effective tax rate for 2006, excluding the effect of applying the new estimated rate against deferred tax balances, was 41.6%. The remainder of the increase in the effective tax rate for 2006 compared to 2005 was primarily due to an increase in certain permanent book-tax differences. In 2005 we changed our year-end for income tax filing from June 30 to December 31 to coincide with our fiscal year-end and filed a short-period return for the six months ended December 31, 2004. The true-up of deferred tax assets and liabilities resulted in an increase of $368,000 to deferred tax liabilities and income tax expense in 2005. The effective tax rate for 2005 prior to the true-up of deferred tax assets and liabilities was 39.1%.

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

Operating income was $28,135,000 for the year ended December 31, 2005, compared to $12,062,000 for the year ended December 31, 2004. Growth in operating income for 2005 was partly due to an increase in flight volume for CBM and HBM operations, resulting primarily from the opening of new bases or base expansions. In addition, net reimbursement for CBM operations improved 19.4% for the year ended December 31, 2005, compared to the prior year.

FLIGHT  OPERATIONS  -  COMMUNITY-BASED  MODEL  AND  HOSPITAL-BASED  MODEL

NET FLIGHT REVENUE increased $45,444,000, or 20.4%, from $222,805,000 for the year ended December 31, 2004, to $268,249,000 for the year ended December 31, 2005. Changes by business segment were as follows:

- CBM - Net flight revenue increased $35,029,000, or 26.1%, to $169,390,000 for the following reasons:
     - Average price increases of approximately 10% for all CBM operations effective September 2004, approximately 7% effective March 2005, and approximately 5% effective October 2005.
     - Incremental net revenue of $11,603,000 generated from the addition of eleven new CBM bases during either 2004 or 2005.
     - $2,247,000 generated from the provision of air medical transportation services in New Orleans, Louisiana, and Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to contracts with FEMA.
     - Closure of three bases during either 2005 or 2004, resulting in a decrease in net revenue of approximately $1,604,000 for the year ended December 31, 2005.
     - Consistent Same-Base Transports. Excluding the impact of the new bases and base closures discussed above, total flight volume for all CBM operations for 2005 was unchanged from the prior year. Higher cancellations due to unfavorable weather conditions in the first quarter of 2005, compared to the first quarter of 2004, were offset by milder weather conditions during the remainder of the year.

- HBM -Net flight revenue increased $10,415,000, or 11.8%, to $98,859,000 for the following reasons:
     - Incremental net revenue of $6,682,000 generated from the addition of two new contracts and the expansion of nine contracts during either 2005 or 2004.
     - Discontinuation of service under one contract during the first quarter of 2004, resulting in a decrease in net revenue of approximately $88,000 in 2005.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index.
     - Increase of 1.5% in flight volume for all contracts excluding the new contracts, contract expansions, and the discontinued contract discussed above.

FLIGHT CENTER COSTS increased $14,787,000, or 15.5%, to $110,197,000 for the year ended December 31, 2005, compared to 2004. Changes by business segment were as follows:

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

- HBM - Flight center costs increased $4,106,000, or 11.9%, to $38,650,000 primarily due to the following:
     - Increase of approximately $2,279,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $35,000 due to the base closure described above.
     -    Increases  in  salaries  for  merit  pay  raises.

AIRCRAFT OPERATING EXPENSES increased $5,125,000, or 8.6%, for the year ended December 31, 2005, in comparison to 2004. The increase in costs is due to the following:
- Addition of 21 helicopters for CBM operations and nine for HBM operations during either 2005 or 2004, resulting in an increase in aircraft operating expenses of approximately $3,328,000.
- Increase of $313,000 in fuel costs as a result of the addition of new CBM bases, net of the impact of closed CBM bases.
- Increase of approximately 20.5% in the cost of aircraft fuel per hour flown.
-    Decrease  in  hull  insurance  rates  effective July 2004 and again in July
     2005.
- Containment of maintenance costs. Excluding the impact of new aircraft described above, maintenance costs increased approximately 1.7% in 2005. Engine upgrades performed in prior periods and standard pricing contracts covering several key components of certain models of aircraft helped to contain operating costs. In addition, deliveries of new aircraft allowed the Company to redeploy some older models into lower utilization markets or into the backup fleet. Approximately 20% fewer engine overhauls were also performed during 2005 compared to the prior year, due to normal operating cycles.

AIRCRAFT  RENTAL  EXPENSE  increased  $2,975,000,  or  19.7%, for the year ended
December 31, 2005, in comparison to the year ended December 31, 2004. Incremental rental expense incurred in 2005 for 21 leased aircraft added to our fleet during either 2005 or 2004 totaled $3,626,000. The increase for new aircraft was offset in part by refinancing twelve aircraft at lower lease rates during 2005.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $536,000, or 7.3%, from $7,300,000 for the year ended December 31, 2004, to $7,836,000 for the year ended December 31, 2005. In 2005, we completed production of thirteen HH-60L units and nineteen MEV litter systems. We also began production of eleven additional HH-60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and four modular medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2005, was as follows:
-    $3,857,000  -  multi-mission  interiors
-    $2,191,000  -  modular  medical  interiors
-    $1,788,000  -  other  aerospace  and  medical  transport  products

Significant projects in 2004 included production of thirteen HH-60L units, forty MEV litter systems, a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department, and four modular medical interiors for three commercial customers. Revenue by product line for the year ended December 31, 2004, was as follows:
-    $4,244,000  -  multi-mission  interiors
-    $811,000  -  modular  medical  interiors
-    $2,245,000  -  other  aerospace  and  medical  transport  products

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

GENERAL AND ADMINISTRATIVE EXPENSES increased $3,280,000, or 9.7%, for the year ended December 31, 2005, compared to the year ended December 31, 2004, reflecting an increase in billing and collections and CBM program administration staff and in pilot training costs to manage the growth in our operations. G&A expenses in 2005 also include performance bonuses for executive officers and other management personnel. G&A expenses were 13.4% of revenue in 2005, compared to 14.6% in 2004.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

We had working capital of $92,032,000 as of December 31, 2006, compared to $66,839,000 as of December 31, 2005. The change in working capital position is primarily attributable to an increase of $16,992,000 in net trade receivables consistent with increased net revenue for the CBM and HBM divisions and increased net reimbursement for CBM operations. In addition, at December 31, 2006, we had a receivable for refundable income taxes of $4,898,000, primarily as a result of the prepayment of federal income taxes.

CASH  REQUIREMENTS

Debt  and  Other  Long-term  Obligations

The following table outlines our contractual obligations as of December 31, 2006 (amounts in thousands):

                                             Less than 1                        After 5
                                    Total       year      1-3 years  4-5 years   years
                                   ----------------------------------------------------
Long-term debt principal           $ 69,315        8,749     21,126     39,440       --
Interest payments (1)                16,210        5,129      7,961      3,120       --
                                   ----------------------------------------------------
Total long-term debt obligations     85,525       13,878     29,087     42,560       --
                                   ----------------------------------------------------

Capital leases                        2,994        1,214      1,681         99       --
Interest payments                       351          203        144          4       --
                                   ----------------------------------------------------
Total capital lease obligations       3,345        1,417      1,825        103       --
                                   ----------------------------------------------------

Operating leases                    177,583       26,290     49,928     43,378   57,987
Aircraft purchase commitments       124,470       52,338     42,532     29,600       --

                                   ----------------------------------------------------
Total                              $390,923       93,923    123,372    115,641   57,987
                                   ====================================================

(1) Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances totaling $25,392,000 as of December 31, 2006. Variable interest was estimated using the weighted average rate in effect during 2006 for each note and the average balance outstanding against the revolving credit facility during 2006.

Balloon  payments  on  long-term  debt  are  due  as  follows:
     -    $997,000  in  2007
     -    $5,523,000  in  2008
     -    $1,918,000  in  2009
     -    $34,205,000  in  2010
     -    $579,000  in  2011

OFF-BALANCE  SHEET  ARRANGEMENTS

Residual  Value  Guarantees

We have entered into various aircraft operating leases under which we provide residual value guarantees to the lessor. As of December 31, 2006, the undiscounted maximum amount of potential future payments under the guarantees is $3,311,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

Aircraft  Purchase  Commitments

In July 2004, we entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values. Due to delays in the manufacturer's processes, delivery of the first Bell 429 helicopter is currently expected in late 2008, with the remaining units to be delivered over approximately the following two and a half years.

In  August  2005,  we  entered  into  a  commitment  agreement  to  purchase six
Eurocopter EC135 helicopters for approximately $23.0 million, with deliveries scheduled in 2006. In October 2005, we also entered into a purchase commitment for four Eurocopter AS350 helicopters for approximately $6.1 million. As of December 31, 2006, we had taken delivery of all aircraft under these agreements.

During 2006, we entered into additional purchase commitments for various models of Bell and Eurocopter helicopters. As of December 31, 2006, commitments for 23 aircraft for approximately $69.0 million are still open. Deliveries under these commitments are expected in 2007 and 2008. We also have options to enter into additional purchase commitments for future years dependent upon our aircraft requirements.

We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in our fleet. We plan to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically we have financed aircraft acquired under these or similar commitments through operating lease or debt agreements. As of the first quarter of 2007, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, in excess of the cost of aircraft to be delivered in 2007. If financing arrangements cannot be arranged and we are, therefore, prevented from taking delivery of aircraft under the commitments described above, we would forfeit nonrefundable deposits up to 2% of the aircraft value. There can be no assurance that we will be able to continue to obtain aircraft financing on favorable terms. At the present, a vibrant secondary market for these models of aircraft exists which may allow us to sell aircraft which are not needed in our operations or which we are unable to finance.

Letters  of  Credit

In January 2005, we entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on our workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under our revolving credit facility.

SOURCES  AND  USES  OF  CASH

We had cash and cash equivalents of $4,219,000 at December 31, 2006, compared to $3,218,000 at December 31, 2005. Cash generated by operations totaled $8,847,000 in 2006 compared to $20,507,000 in 2005. Net receivable balances increased $20,239,000 in 2006 compared to $18,393,000 in 2005, reflecting continued growth in CBM and HBM revenue and an improved net reimbursement rate for CBM operations, as described above. During 2006 we made payments of $15,142,000 for income taxes, compared to $715,000 in 2005. At December 31, 2006, we had a receivable for refundable income taxes of $4,898,000, primarily as a result of the prepayment of federal income taxes.

Cash used for investing activities totaled $11,797,000 in 2006, compared to $5,984,000 in 2005. Equipment acquisitions in 2006 consisted primarily of two used aircraft for a total of approximately $2.6 million and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for Rocky Mountain Holdings, LLC, prior to the acquisition by the Company in 2002 and $459,000 from the sale of an aircraft no longer needed in our operations. Equipment acquisitions in 2005 consisted primarily of rotable equipment, medical and office equipment for new bases, information systems hardware and software, and upgrades to aircraft, engines, and avionics systems. In 2005 we received $463,000 in insurance proceeds for an aircraft destroyed in an accident and sold an aircraft previously classified as held for sale for $607,000.

Financing activities generated $3,951,000 in 2006, compared to using $13,908,000 in 2005. In 2006 we used proceeds from new note agreements to refinance existing debt with higher interest rates and to fund the acquisition of an aircraft. In 2005, we used $20 million of term loan proceeds and additional draws against our line of credit to fund the early repayment of $23 million in subordinated debt and the related prepayment penalty of $1,380,000. We also paid $611,000 in debt issuance costs, primarily associated with the amendment to our senior credit facility in May 2005. The other primary use of cash in both 2006 and 2005 was regularly scheduled payments of long-term debt and capital lease obligations. In 2005 we also paid down our line of credit balance by $7,864,000.

Senior  Credit  Facility

Our senior credit facility consists of $24,575,000 in term loans as of December 31, 2006, and a revolving credit facility. In October 2006, the revolving credit facility was amended to increase the maximum revolving advance amount from $35 million to $45 million. The amendment also increased the limitation on annual capital expenditures, inclusive of leased assets, from $40 million to $50 million. All other terms and conditions of the credit facility remained unchanged. As of December 31, 2006, we had $15,335,000 outstanding against the $45 million revolving credit facility and available capacity on the facility of $28,186,000. The capacity available on the revolving credit facility is reduced by letters of credit outstanding.

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

The revolving loans bear interest, at our option, at either (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. The term loans bear interest, at our option, at either (i) the higher of the federal funds rate plus 3.00% or the prime rate as announced by the lenders plus 2.50% or (ii) a rate equal to LIBOR plus 4.00%. As of December 31, 2006, the interest rate on the outstanding balance against the revolving credit facility was 8.25% and the interest rate on the term loans was 9.38%.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which we can incur in a fiscal year. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2006, we were in compliance with the covenants of the credit facility.

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

OUTLOOK FOR 2007

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

We opened two new bases in the northeast region during the fourth quarter of 2006. In the first quarter of 2007, we acquired certain business assets from another air medical service provider in Florida, resulting in the addition of two new base locations. During the first quarter of 2007, we also expect to open three new bases in the southeast and one in the western region. CBM flight volume at all other locations during 2007 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective January 1, 2007, we increased prices for our CBM operations an average of approximately 7%.

Hospital-Based  Model

During the fourth quarter of 2006, one of our customers expanded to an additional satellite location and we expect one other contract to open a satellite base in early 2007. Fifteen hospital contracts are due for renewal in 2007. We expect 2007 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of December 31, 2006, eleven HH-60L units and 27 MEV units for the U.S. Army and two commercial medical interiors were in process. Deliveries under all contracts in process are expected to be completed by the third quarter of 2007, and remaining revenue is estimated at $2.6 million.

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

On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, deferred income taxes, and depreciation and residual values. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payor mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payor coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the year ended December 31, 2006, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $4,145,000 in flight revenue.

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

Deferred  Income  Taxes

In preparation of the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recoverable from future taxable income and record a valuation allowance for those amounts we believe are not likely to be realized. Establishing or increasing a valuation allowance in a period increases income tax expense. We consider estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. The effect on deferred income tax assets and liabilities of a change in statutory tax rates applicable to the Company is also recognized in income in the period of the change.

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

NEW ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission staff (SEC staff) issued Staff Accounting Bulletin 108 (SAB 108), Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 requires a company to consider the impact of all prior year misstatements reflected in the current year's balance sheet, without consideration of the period in which the misstatement occurred, as well as to consider the amount of the misstatement that occurred in the current year in order to determine the materiality of the misstatement. SAB 108 is effective for years ending after November 15, 2006. The implementation of the guidance in SAB 108 had no effect on our financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect upon adoption shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for years beginning after December 15, 2006. We have not yet determined the effect of FIN 48 on our financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157 (Statement 157), Fair Value Measurements. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. Statement 157 is effective for years beginning after November 15, 2007. We do not expect implementation of Statement 157 to have a material effect on our financial position or results of operations.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $15,335,000 outstanding against the line of credit and $25,392,000 in notes payable. Based on the amounts outstanding at December 31, 2006, the annual impact of a change of 100 basis points in interest rates would be approximately $407,000. Interest rates on these instruments approximate current market rates as of December 31, 2006.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of December 31, 2006, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $817,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

See  Consolidated  Financial  Statements  attached  hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.    CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2006, the Company's disclosure controls and procedures were effective.

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

MANAGEMENT'S  REPORT  ON  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM  9B.    OTHER  INFORMATION

None.

                                    PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Summary information concerning our directors and executive officers is set forth below:

                                                                                      CLASS/YEAR
                                                                                        TERM AS
                                                                                       DIRECTOR
NAME                           Age                      Position                      EXPIRES(1)
-----------------------------  ---  ------------------------------------------------  -----------

George W. Belsey                67  Chairman of the Board                             I/2007
Ralph J. Bernstein              49  Director                                          III/2009
Samuel H. Gray                  69  Director                                          II/2008
C. David Kikumoto               57  Director                                          I/2007
MG Carl H. McNair, Jr. (Ret.)   72  Director                                          I/2007
Lowell D. Miller, Ph.D.         73  Director                                          III/2009
Morad Tahbaz                    51  Director                                          II/2008
Paul H. Tate                    55  Director                                          III/2009
Aaron D. Todd                   45  Director and Chief Executive Officer              II/2008
David L. Dolstein               58  Senior Vice President, Community Based Services   N/A
Michael D. Allen                44  Senior Vice President, Air Medical Services       N/A
Trent J. Carman                 46  Chief Financial Officer, Secretary and Treasurer  N/A
Sharon J. Keck                  40  Chief Accounting Officer and Controller           N/A

__________________

(1) Refers to the calendar year in which the annual meeting of stockholders is expected to be held and at which the term of the pertinent director class shall expire.

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

MR. SAMUEL H. GRAY became a director in March 1991. From 1989 to 2000, he was Chief Executive Officer of The Morris Consulting Group, Inc., a health care industry consulting firm, and between 2000 and 2006 served as a Vice President of the Mattson Jack Group, Inc., also a health care consulting firm. Currently, he is an independent health care consultant. In 1959 Mr. Gray received a Bachelor of Science Degree from the University of Florida.

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

MAJOR GENERAL CARL H. MCNAIR, JR. (RET.) was appointed to the board of directors in March 1996. In April 1999, General McNair retired from his position as Corporate Vice President and President, Enterprise Management, for DynCorp, a technical and professional services company headquartered in Reston, Virginia, where he was responsible for the company's core businesses in facility management, marine operations, test and evaluation, administration and security, and biotechnology and health services. He currently serves as Special Assistant, Government Relations and Legislative Affairs, to the Vice President of Corporate Communications and Marketing for the Computer Sciences Corporation. General McNair has a Bachelor of Science Degree in Engineering from the U.S. Military Academy at West Point, a Bachelor's Degree and Master's Degree in Aerospace Engineering from Georgia Institute of Technology, and a Master of Science Degree in Public Administration from Shippensburg University.

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

MS. SHARON J. KECK joined the Company as Accounting Manager in October 1993 and was named Controller in July of 1995. She assumed the additional position of Chief Accounting Officer in January 2002. Ms. Keck holds a Bachelor of Science Degree in Accounting from Bob Jones University.

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

CODE  OF  ETHICS

We have adopted a Code of Ethics for directors, officers, and employees. This Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters. We will provide a copy of our Code of Ethics to any person without charge, upon written request to:
Secretary, Air Methods Corporation, 7301 S. Peoria, Englewood, Colorado 80112. The Code of Ethics is also available on our corporate website, which is www.airmethods.com.
-------------------

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based on our review of the copies of reports filed and upon written representations, we believe that during 2006, executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following:

     1. Form 4 related to two purchase transactions by Mr. David Kikumoto was filed late due to a delay of notification to the administrative staff. The filing related to a same date, single buy order which was fulfilled via two transactions.
     2. Pursuant to a pre-determined trading plan adopted by Mr. George Belsey, which is intended to comply with the requirements of Rule 10b51 of the Securities Exchange Act of 1934, a sell transaction was executed on Mr. Belsey's behalf in December 2006. A transition in administrative personnel tasked with the filing resulted in the transaction being filed late.

BOARD  NOMINEES

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION  DISCUSSION  AND  ANALYSIS

OBJECTIVES

Our compensation programs are intended to provide a link between increasing the long-term value of shareholder investment in the Company and the compensation earned by our executive officers. The objectives of our compensation programs are to: - Attract and retain executives capable of leading us to meet our business objectives;
- Adequately compensate our senior executives for achieving important near-term objectives;
- Align the interests of executive officers and shareholders through the use of equity and other long-term incentives; and
- Reward executives for achieving sustainable increases in the value of shareholders' investments.

BUSINESS  STRATEGY

Our business strategy is to build the long-term value of shareholder investment in the Company by achieving the following shorter term objectives:
-    Growth  of  our  community-based  model
-    Addition  and  retention  of  aeromedical  service  contracts
-    Growth  of  our  Products  Division
-    Securing  necessary  capital  and  financing  to  fund  business expansion
-    Achievement  of  earnings  per  share  goals
-    Achievement  of  divisional  earnings  goals

ELEMENTS  OF  EXECUTIVE  COMPENSATION

Our  compensation  structure  consists of two tiers of remuneration, as follows:
- The first tier consists of competitive base pay for executive officers, plus a competitive suite of retirement, health, and welfare benefits. Our executives enjoy the same retirement, health and welfare package as all our exempt employees, except that we also provide disability income protection insurance coverage to our executives. Our base pay and benefits are designed to attract and retain world-class executives and to be sufficiently robust to sustain them during times when incentive compensation is low.
- The second tier consists of a short-term (annual) incentive plan, which is linked to individual and Company performance on a year by year basis. It also consists of the 2006 Equity Compensation Plan, which allows for grants of incentive stock options, non-statutory stock options, shares of restricted stock, and stock appreciation rights. This plan is designed to reward executive officers for increasing the value of shareholders' investment.

REASONS  FOR  PAYING  EACH  ELEMENT  OF  COMPENSATION

The  reasons  for  paying  each  element  of  compensation  are  as  follows:
-    Salary  and  benefits are paid for ongoing performance throughout the year.
- The annual bonus component of executive compensation is in place to encourage and reward the achievement of the various components of the Business Strategy referenced above. The annual bonus rewards the achievement of short-term objectives which should eventually translate into a sustainable increase in stock price.
- The long-term incentive compensation currently consists of options and is designed to reward executives if they are successful in increasing the value of shareholder investment. It also helps encourage executives to avoid behavior which results in short-term benefit at the expense of long-term share value.

DETERMINATION  OF  THE  AMOUNT  AND  FORMULA  FOR  EACH  ELEMENT  OF  PAY

Generally, we choose to pay various elements of compensation based on market norms and individual performance. Specific factors considered for each element of compensation are as follows:
- Base pay is paid around the midpoint of the market range, and better performers are paid slightly higher than the midpoint.
- Target bonus opportunity is set around the midpoint of the market range and is expressed as a percentage of base salary.
- The bonus amount for each executive officer, other than the Chief Accounting Officer, is tied to a formula, which takes into account corporate performance, divisional performance, and quantifiable individual goals. The bonus amount for the Chief Accounting Officer is determined according to whether annual individual goals, which are set by the Chief Financial Officer and the Chief Executive Officer, are attained. The Chief Financial Officer and the Chief Executive Officer make a recommendation to the Compensation Committee and the Committee determines the bonus for the Chief Accounting Officer, taking into account their recommendation. The rationale for excluding the Chief Accounting Officer from the formula bonus is to help avoid the appearance of financial self-interest on the part of the Chief Accounting Officer in the achievement of key financial measures.
- The amount of actual bonus paid to executive officers, other than the Chief Accounting Officer, depends on the extent to which the corporate performance goals and each of the individual goals have been met.
- A total amount of $150,000 for executive officers, other than the Chief Accounting Officer, was available in 2006 to pay executive officers above formula-driven bonuses for the achievement of outstanding individual performance. The Compensation Committee retains the discretion to pay all, some, or none of this amount, depending on the extent, if any, to which executives exceed their individual performance targets set at the beginning of 2006. The Committee determines whether and to what extent the executives exceeded their individual performance targets.
- The long-term incentives granted in 2006 consisted of stock options. The size of the grant to each officer was designed to be around the midpoint of the market range. In addition, the Committee considered both individual performance and the financial impact of the grant on the Company, when determining the size of the grants.

POLICIES  FOR  ALLOCATING  BETWEEN LONG-TERM AND CURRENTLY PAID OUT COMPENSATION

Our philosophy is to place the executive team in the shoes of the shareholders to the greatest extent possible. Therefore, while the base pay and annual bonus are competitive, the largest potential component of compensation comes from the long-term incentive. That is, when the value of shareholders' investment is increased, executives have the greatest opportunity for gain.

ALLOCATION  BETWEEN  CASH  AND  NON-CASH  COMPENSATION

The most significant form of non-cash compensation is the long-term incentive, and it is the most significant portion of the total compensation package for the reasons stated above. The only other sources of non-cash compensation are the 401(k) retirement plan and the health and welfare plans, including disability income protection coverage. While they are competitive, they are considerably less in amount than our other forms of compensation. The reason for this is that we prefer that the executive officers have a significant amount of pay at risk.

LONG-TERM  COMPENSATION  -  BASIS  FOR  REWARD  AND  DOWNSIDE  RISK

To date, we have awarded only stock options but will consider other equity-based incentives in the future. Options bear a relationship to our long-term goals in that they increase in value as the stock increases in value. Management bears significant exposure to downside risk through options. Management is also exposed to downside risk through shares of common stock the executive officers own outright. We have carefully evaluated the cost of options we grant to our executive officers. We will continue to evaluate the cost of options and other forms of equity compensation vehicles against the benefit those vehicles are likely to yield in building long-term share value.

EQUITY  GRANTS  AND  MARKET  TIMING

Our 2006 fiscal-year plan to grant options was independent of the timing of our release of material, non-public information. We currently intend to maintain this practice in the future. We have no program, plan, or practice of awarding options and setting the exercise price based on any price other than the fair market value of our stock on the grant date.

SPECIFIC  FORMS  OF  COMPENSATION  AND  THE  ROLE  OF  DISCRETION

In the past, the Compensation Committee has retained the authority to review executive officer base compensation and to make increases based on general performance and market norms. Also, the Compensation Committee has retained the authority to make long-term incentive grants (historically stock options) based on executive performance and market norms. The Committee intends to retain the discretion to make decisions about executive officer base compensation and certain levels of stock option grants, with or without predetermined performance goals.

The Committee may make future grants of options, restricted stock, or other equity compensation, subject to objective performance goals. At this time, it has not determined whether it would exercise discretion and reduce the size of an award or payout even if performance goals are met. However, the Committee has no current intention to increase the size of any objectively determined equity compensation award, especially if performance goals are not met.

With respect to the annual executive bonus plan, the Compensation Committee uses an objective formula to determine payouts to executive officers, other than the Chief Accounting Officer. The objective measures relate to corporate earnings performance and divisional earnings performance, as compared to budgeted objectives. The formula also includes objectively measured individual goals. However, these individual goals do not amount to more than 25% of the total award. With respect to the Chief Accounting Officer, at the beginning of each year, individual goals are set by the Chief Financial Officer and the Chief Executive Officer. At the close of the year, they inform the Compensation Committee the extent to which the individual goals have been met. The Committee exercises a certain amount of discretion in determining whether the individual goals of the executive officers have been met, as well as the size of any award.

A predetermined target bonus is paid to executives to the extent the predetermined goals are met. A total amount of $150,000 for executive officers, other than the Chief Accounting Officer, was available in 2006 to pay executive officers above formula-driven bonuses for the achievement of outstanding individual performance. The Committee has the discretion not to pay part or all of the $150,000, even if all individual goals are exceeded.

HOW INDIVIDUAL FORMS OF COMPENSATION ARE STRUCTURED AND IMPLEMENTED TO REFLECT THE EXECUTIVE OFFICERS' INDIVIDUAL PERFORMANCE AND CONTRIBUTION

The Compensation Committee considers a variety of factors, both qualitative and quantitative, in evaluating our executive officers and making compensation decisions. Market factors and the individual contribution of each officer of the Company impact decisions regarding each executive officer's base pay, the size of each executive officer's annual bonus opportunity, and the size of each executive officer's long-term incentive opportunity.

Specific objectives against which executive performance is gauged determine the amount each executive receives under the annual bonus plan. These objectives include the addition and retention of aeromedical service contracts, growth of our community-based model, growth of the Products Division, securing of capital to finance expansion, and meeting the growth goals of particular divisions. Success in these areas is determined both on an individual and team basis.

Certain goals are corporate goals against which the executive officers' performance is judged as a team. These include earnings per share goals and growth in the value of shareholder investment. Rewards under the long-term incentive plans are primarily tied to the extent these corporate goals are achieved.

POLICY REGARDING ADJUSTMENT OF AWARDS IF RELEVANT PERFORMANCE MEASURES ARE RESTATED OR ADJUSTED

The annual bonus and other incentive compensation must be forfeited by the Chief Executive Officer and the Chief Financial Officer if, during the 12-month period following the issuance of financial statements, those financial statements must be restated due to material noncompliance as a result of misconduct in the preparation of financial those financial statements, as required under Section 304 of the Sarbanes-Oxley Act of 2002.

FACTORS  CONSIDERED IN DECISIONS TO INCREASE OR DECREASE COMPENSATION MATERIALLY

The Committee would consider clear, sustained market trends in approving a material increase or decrease in executive compensation.

IMPACT AMOUNTS RECEIVED BY PREVIOUSLY EARNED COMPENSATION HAVE ON OTHER COMPENSATION

We maintain no supplemental pension plans or other programs in which gains from prior compensation could influence amounts earned currently. The Compensation Committee may consider gains from prior awards when determining the appropriate size of long-term incentive grants.

BASIS  FOR ANY PAYMENTS MADE ON TERMINATION OF EMPLOYMENT OR A CHANGE OF CONTROL

Currently, all options granted to executives will become vested immediately upon a change of control.

If executives are terminated for any reason except cause, executives receive the following:
- Mr. Todd: 18 months severance at an annual rate equal to his highest cash compensation during any 12-month period of employment.
- Messrs. Carman, Dolstein, and Allen and Ms. Keck: 12 months severance at an annual rate equal to each executive's highest cash compensation during any 12-month period of employment.

IMPACT  OF  ACCOUNTING  AND  TAX  TREATMENT  ON  VARIOUS  FORMS  OF COMPENSATION

The accounting and tax treatments of each particular form of compensation are taken into account when determining amounts and awards. Our incentive payments are designed so that they are deductible under Section 162(m) of the Internal Revenue Code, and we intend that all compensation payments be deductible.

We monitor the treatment of options under FAS 123R in determining the form and size of option grants.

Nonqualified options are deductible by the Company when they are exercised, to the extent that the optionee recognizes ordinary income rather than capital gain on exercise.

OWNERSHIP REQUIREMENTS AND POLICIES REGARDING HEDGING RISK ON COMPANY'S EQUITY SECURITIES

We currently have no security ownership requirements for executives, and no policies regarding hedging economic risk and ownership.

ROLE  OF  EXECUTIVE  OFFICERS  IN  DETERMINING  COMPENSATION

The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers, with the exception of Mr. Todd. The entire Board, with Mr. Todd abstaining, makes all compensation decisions regarding Mr. Todd. However, executive officers give the Committee input in the following areas:
-    Financial  projections  for  Company  and  divisional  performance  goals
-    Input on  the  individual  goals  for  Mr.  Todd's  direct  reports
- Input on equity compensation grants, base pay increases, and annual bonus incentive opportunity

BENCHMARKING  OF  COMPENSATION

In the course of determining compensation of executive officers in 2006, we looked at publicly traded companies of a similar size. We also looked at businesses in similar industries and businesses headquartered in the Rocky Mountain West. We looked at the compensation paid to the executive officers of these businesses to compare our compensation levels to market. Our compensation philosophy does not include an effort to pay at a particular percentile of market. Accordingly, we did not attempt to use these companies as a benchmark against which to set our compensation. Nevertheless, we view these companies as competitors for executive officer talent, so we believe it is useful to examine their pay practices from time to time.

SUMMARY  COMPENSATION

The following table sets forth the total compensation earned by the Chief Executive Officer, Chief Financial Officer, and each of the three other most highly compensated executive officers (the "named executive officers") for the year ended December 31, 2006.

                                   2006 SUMMARY COMPENSATION


                                                              OPTION      ALL OTHER
                                                             AWARDS(2)  COMPENSATION    TOTAL
NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS(1) ($)     ($)          ($)         ($)
-----------------------------------------------------------------------------------------------
Aaron D. Todd                2006     339,500       220,675          -      26,684(3)   586,859
Chief Executive Officer
-----------------------------------------------------------------------------------------------
Trent J. Carman              2006     217,600        89,216          -      16,841(4)   323,657
Chief Financial Officer and
  Secretary and Treasurer
-----------------------------------------------------------------------------------------------
David L. Dolstein            2006     227,085       196,064          -      18,643(5)   441,792
Senior Vice President,
  Community Based Services
-----------------------------------------------------------------------------------------------
Michael D. Allen             2006     179,372        60,000    236,500      10,562(6)   486,434
Senior Vice President,
  Air Medical Services
-----------------------------------------------------------------------------------------------
Sharon J. Keck               2006     167,000        35,000     94,600         9,213    305,813
Chief Accounting Officer
  and Controller
-----------------------------------------------------------------------------------------------

(1) Bonus amounts earned in 2006 will be paid in 2007. Does not include bonus amounts earned by executive officers in 2005 which were paid in 2006. Those amounts are: Aaron Todd, $395,500; Trent Carman, $158,400; David Dolstein, $162,200; Michael Allen, $30,000; Sharon Keck, $50,000.

(2) Valuation assumptions are discussed in Note 8 to the consolidated financial statements included in Item 8 of this report.

(3) Consists of a $18,477 match to the 401(k) plan and a disability income protection premium of $8,207.

(4) Consists of $13,653 match to the 401(k) plan and a disability income protection premium of $3,188.

(5) Consists of a $16,829 match to the 401(k) plan and a disability income protection premium of $1,814.

(6)   Consists  of  a  $10,562  match  to  the  401(k)  plan.

STOCK  OPTION  GRANTS

Stock option grants to the named executive officers were as follows for the year ended December 31, 2006:

                             2006 GRANTS OF PLAN-BASED AWARDS

                                                                                  GRANT
                                                 OPTION AWARDS:                 DATE FAIR
                                                    NUMBER OF     EXERCISE OR    VALUE OF
                                                   SECURITIES      BASE PRICE   STOCK AND
                                                   UNDERLYING      OF OPTION      OPTION
                              GRANT    APPROVAL      OPTIONS         AWARDS       AWARDS
NAME                           DATE      DATE          (#)         ($/ SHARE)      ($)
------------------------------------------------------------------------------------------
Aaron D. Todd                     N/A       N/A              N/A           N/A         N/A
Chief Executive Officer
------------------------------------------------------------------------------------------
Trent J. Carman                   N/A       N/A              N/A           N/A         N/A
Chief Financial Officer and
  Secretary and Treasurer
------------------------------------------------------------------------------------------
David L. Dolstein                 N/A       N/A              N/A           N/A         N/A
Senior Vice President,
  Community Based
  Services
------------------------------------------------------------------------------------------
Michael D. Allen             5/3/2006  5/2/2006           25,000         28.70     236,500
Senior Vice President,
  Air Medical Services
------------------------------------------------------------------------------------------
Sharon J. Keck               5/3/2006  5/2/2006           10,000         28.70      94,600
Chief Accounting Officer
  and Controller

Respective to the "Option Awards" column and footnote number 2 in the above Summary Compensation Table, Mr. Allen and Ms. Keck were awarded option grants during fiscal year 2006 which are reported as a dollar figure. That amount was calculated in accordance with the requirements of FAS 123R, as explained in Note 8 to the consolidated financial statements included in Item 8 of this report. Total compensation includes the valuation of these option grants, as required. However, none of the optioned shares became vested and, therefore, none was exercisable during 2006. The options granted in 2006 vest in equal 1/3 installments upon each of the first, second and third anniversaries of the grant date of May 3, 2006.

Our stock option plans provide that the exercise price of option grants shall be set at the closing price of the common stock upon the date of the grant. For awards reported in the above Grants Of Plan-Based Awards Table, the exercise price was determined in that same manner. Should options be granted on a non-business day, the closing price of the common stock on the next business day will be the exercise price. In the event the holder of a stock option grant terminates employment prior to complete vesting of the grant, the optionee has 90 days beyond the termination date to exercise vested shares. Shares subject to the stock option grant which were not vested upon the date of termination are canceled. Canceled shares then become subject to reissue under the particular plan provisions.

OUTSTANDING  EQUITY  AWARDS  AND  OPTION  EXERCISES

The following table provides certain summary information concerning stock option values as of December 31, 2006, for the named executive officers.

                   OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

                                                   OPTION AWARDS
                             ------------------------------------------------------
                               NUMBER OF       NUMBER OF
                              SECURITIES      SECURITIES
                              UNDERLYING      UNDERLYING
                              UNEXERCISED     UNEXERCISED     OPTION
                                OPTIONS         OPTIONS      EXERCISE     OPTION
                             (EXERCISABLE)  (UNEXERCISABLE)    PRICE    EXPIRATION
NAME                              (#)             (#)           ($)        DATE
-----------------------------------------------------------------------------------

Aaron D. Todd                       25,000                        8.98  01/01/09(1)
Chief Executive Officer                             125,000       8.98  01/01/10(2)
                                    20,000                        7.92  06/11/08(4)
-----------------------------------------------------------------------------------

Trent J. Carman                     15,000                        8.98  01/01/09(1)
Chief Financial Officer and         20,500                        7.92  06/11/08(4)
  Secretary and Treasurer                            60,000       8.98  01/01/10(2)
-----------------------------------------------------------------------------------

David L. Dolstein                                   100,000       8.98  01/01/10(2)
Senior Vice President
  Community Based Services
-----------------------------------------------------------------------------------

Michael D. Allen                                     25,000      28.70  05/03/11(3)
Senior Vice President
  Air Medical Services
-----------------------------------------------------------------------------------

Sharon J. Keck                      10,000                        8.98  01/01/09(1)
Chief Accounting Officer                             50,000       8.98  01/01/10(2)
  and Controller                                     10,000      28.70  05/03/11(3)
-----------------------------------------------------------------------------------

(1) Options became fully vested on January 1, 2006, the third anniversary date of grant.

(2)     Options  granted  under  this  award will fully vest on January 1, 2009.

(3) 1/3 of the total number of options vest upon each of the first, second and third anniversaries of the grant date, May 3, 2006.

(4) Options became fully vested on June 11, 2005, the second anniversary date of grant.

The following table summarizes information regarding option exercises by the Executive Officers during the year ended December 31, 2006.

                                   2006 OPTION EXERCISES

                                                                   OPTION AWARDS
                                                  ----------------------------------------
                                                     NUMBER OF SHARES      VALUE REALIZED
                                                  ACQUIRED ON EXERCISE(1)  ON EXERCISE(2)
NAME                                                        (#)                  ($)
------------------------------------------------------------------------------------------
Aaron D. Todd                                                      41,357          771,642
Chief Executive Officer
------------------------------------------------------------------------------------------

Trent J. Carman                                                    17,000          301,610
Chief Financial Officer, Secretary and Treasurer
------------------------------------------------------------------------------------------

David L. Dolstein                                                  40,000          699,700
Senior Vice President, Community Based Services
------------------------------------------------------------------------------------------

Michael D. Allen                                                      N/A              N/A
Senior Vice President, Air Medical Services
------------------------------------------------------------------------------------------

Sharon J. Keck                                                     15,000          287,100
Chief Accounting Officer and Controller
------------------------------------------------------------------------------------------

(1) Represents aggregate number of shares acquired upon exercise in fiscal year 2006.

(2) Represents aggregate net gain on shares acquired by options exercised in fiscal year 2006. Value is based upon the closing price of our common stock on the date of share acquisition.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

We entered into an Employment Agreement with Mr. Todd effective July 1, 2003, for an initial term of two years, subject to successive one-year extensions. The agreement may be terminated by either party upon 90 days' written notice, or immediately by us for cause. In the event we terminate the agreement without cause, Mr. Todd is entitled to severance payments for eighteen months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. In the event of termination resulting from a change in control of the Company, Mr. Todd is entitled to severance payments for 36 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. During the term of employment and for eighteen months following the termination of employment, Mr. Todd may not engage in any business which competes with us anywhere in the United States.

We entered into Employment Agreements with Mr. Dolstein and Ms. Keck effective January 1, 2003; with Mr. Carman effective April 28, 2003; and with Mr. Allen effective January 4, 2006. Each agreement was for an initial term of one year starting on the effective date, and is subject to successive one-year extensions. Each agreement may be terminated either by us or by the executive upon 90 days' written notice, or immediately by us for cause. In the event we terminate an agreement without cause, the executive is entitled to severance payments for twelve months following termination at an annual rate equal to his highest cash compensation during any 12-month period of the executive's employment. In the event of termination resulting from a change in control of the Company, the executive is entitled to severance payments for 24 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of the executive's employment. During the term of employment and for twelve months following the termination of employment, the executive may not engage in any business which competes with us anywhere in the United States.

In addition to the severance payments described above, the executive is entitled to continue to receive at our expense, coverage under our health insurance policies, or comparable coverage, during the term of such severance payments, but only until the executive begins other employment in connection with which he is entitled to health insurance coverage. As a condition of the executive's right to receive severance compensation, the executive must sign and deliver to the Company a release of all claims that the executive might otherwise assert against the Company. During the term of employment and for five years following the termination of employment, the executive may not directly or indirectly use, disseminate, or disclose any of our confidential information or trade secrets.

The following table summarizes potential payments that would be made to the Executive Officers upon termination or a change in control of the Company, assuming the triggering event took place on December 31, 2006, and the stock price was the closing market price as of that date.

                             2006 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
-----------------------------------------------------------------------------------------------------------------------
                                                                               EVENT
-----------------------------------------------------------------------------------------------------------------------
                                                                     AFTER CHANGE IN
                                                    BEFORE CHANGE        CONTROL
                                                      IN CONTROL       TERMINATION
                                                   TERMINATION W/O     W/O CAUSE OR    DEATH   DISABILITY   CHANGE IN
                                                     CAUSE OR FOR        FOR GOOD       ($)        ($)      CONTROL(2)
NAME                              BENEFIT          GOOD REASON ($)    REASON(3) ($)                             ($)
-----------------------------------------------------------------------------------------------------------------------
Aaron D. Todd             Severance(1)                    1,137,416         2,274,831       --           --          --
Chief Executive Officer   Death(1)                               --                --   29,412           --          --
                          Disability(1)                          --                --       --      176,650          --
                          Accelerated Vesting of
                            Stock Options                        --                --       --           --   2,367,500
-----------------------------------------------------------------------------------------------------------------------

Trent J. Carman           Severance(1)                      394,453           788,906       --           --          --
Chief Financial Officer   Death(1)                               --                --   19,323           --          --
Secretary and Treasurer   Disability(1)                          --                --       --      115,940          --
                          Accelerated Vesting of
                            Stock Options                        --                --       --           --   1,136,400
-----------------------------------------------------------------------------------------------------------------------

David L. Dolstein         Severance(1)                      415,914           831,828       --           --          --
Senior Vice President     Death(1)                               --                --   20,370           --          --
  Community Based         Disability(1)                          --                --       --      122,221          --
  Services                Accelerated Vesting of
                            Stock Options                        --                --       --           --   1,894,000
-----------------------------------------------------------------------------------------------------------------------

Michael D. Allen          Severance(1)                      224,733           449,466       --           --          --
Senior Vice President     Death(1)                               --                --   16,110           --          --
  Air Medical Services    Disability(1)                          --                --       --       96,658          --
                          Accelerated Vesting of
                            Stock Options                        --                --       --           --          --
-----------------------------------------------------------------------------------------------------------------------

Sharon J. Keck            Severance(1)                      230,220           460,440       --           --          --
Chief Accounting          Death(1)                               --                --   14,871           --          --
  Officer and Controller  Disability(1)                          --                --       --       89,225          --
                          Accelerated Vesting of
                            Stock Options                        --                --       --           --     947,000
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes  amounts  for  health  care  benefits  and  401(k)  matching.
(2) Represents the number of options which vest immediately upon a change of control times the difference between the closing market price of our stock on December 31, 2006, and the exercise price of each option. No value is reflected for options if the exercise price was greater than the closing price of our stock on December 31, 2006.
(3)  The After Change of Control cash payment is reduced by the amount in excess
         -----------------------
of the safe harbor amount calculated under IRC Sec. 280g. This reduction in estimated to be $1,414,527 for Mr. Todd, $335,659 for Mr. Carman, $489,000 for Mr. Dolstein, $75,153 for Mr. Allen and $179,751 for Ms. Keck. The valuation of the acceleration of the options is based on the safe harbor valuation method provided by Rev. Proc. 2003-68.

DIRECTOR  COMPENSATION

The following table summarizes all compensation earned by members of the Board of Directors during the year ended December 31, 2006.

                        2006 DIRECTOR COMPENSATION TABLE


                                  FEES EARNED OR     ALL OTHER
                                   PAID IN CASH    COMPENSATION     TOTAL
NAME                                    ($)             ($)          ($)
--------------------------------------------------------------------------
George W. Belsey                               --     150,000(1)   150,000
Ralph J. Bernstein(4)                      25,400       7,451(3)    32,851
Samuel H. Gray                             34,400       7,492(3)    41,892
David Kikumoto(5)                          32,000            --     32,000
MG Carl H. McNair, Jr. (Ret.)(6)           60,000       9,302(3)    69,302
Lowell D. Miller(7)                        34,400       7,916(3)    42,316
Morad Tahbaz(8)                            32,400       7,469(3)    39,869
Paul H. Tate(9)                            30,000       7,762(3)    37,762
Aaron D. Todd(2)                              N/A            N/A       N/A

(1) Compensation paid in accordance with an April 15, 2003, Post-Retirement Consulting Agreement between Mr. Belsey and the Company. The agreement provides that Mr. Belsey will continue to serve as Chairman of the Board and as a consultant, thereby receiving an annual fee, paid monthly, through June 30, 2008.

(2) Mr. Todd is an employee director and earns no additional fees nor compensation above his salary (and other compensation elsewhere reported herein) for duties performed in the capacity of a director.

(3)  Tax  gross  up  paid to directors in fiscal year 2006. See narrative below.

(4) As of December 31, 2006, Mr. Bernstein holds four stock option awards exercisable for an aggregate 32,000 shares of the Company's common stock.

(5) As of December 31, 2006, Mr. Kikumoto holds two stock option awards exercisable for an aggregate 7,000 shares of the Company's common stock.

(6) As of December 31, 2006, Mr. McNair holds four stock option awards exercisable for an aggregate 32,000 shares of the Company's common stock.

(7) As of December 31, 2006, Mr. Miller holds two stock option awards exercisable for an aggregate 12,000 shares of the Company's common stock.

(8) As of December 31, 2006, Mr. Tahbaz holds four stock option awards exercisable for an aggregate 32,000 shares of the Company's common stock.

(9) As of December 31, 2006, Mr. Tate holds two stock option awards exercisable for an aggregate 12,000 shares of the Company's common stock.

We entered into an Executive Consulting Agreement with Mr. Belsey effective July 1, 2003, for an initial term of five years. Under the Agreement, Mr. Belsey agreed to serve as Chairman of the Board of Directors, at the pleasure of the Board of Directors, through the completion of the Annual Meeting of Stockholders in 2004. Upon expiration of that term of service and his re-election to the Board of Directors, Mr. Belsey was reappointed as Chairman through the Annual Meeting of Stockholders in 2007. Mr. Belsey also agreed to serve as a consultant with those responsibilities designated to him by the Board of Directors, for a consulting fee of $750,000, payable in equal monthly installments from July 1, 2003 through June 30, 2008. This fee is payable regardless of the amount of time Mr. Belsey spends performing his services as Chairman and consultant, and whether or not he becomes disabled or dies during such period. During the term of this Agreement and for a period of eighteen months following the termination of the agreement with us, Mr. Belsey may not engage in any business which competes with us anywhere in the United States.

During fiscal year 2006, directors did not receive stock option grants. However, option grants held by directors at fiscal year-end are reflected in the footnotes to the above table. All shares so indicated were fully vested and exercisable at December 31, 2006. Historically, on an annual basis, each non-employee director received a five-year option to purchase 10,000 shares, exercisable at the then-current grant date closing price of our common stock. As of December 31, 2006, directors held stock options granted for director-related services to purchase a total of 127,000 shares of common stock.

Each non-employee director may elect to receive shares of common stock in lieu of cash payments pursuant to our Equity Compensation Plan for Non-Employee Directors. We also reimburse our non-employee directors for their reasonable expenses incurred in attending Board of Directors' and committee meetings. Board members who are also officers do not receive any separate compensation or fees for attending Board of Directors' or committee meetings.

We have adopted compensation and incentive benefit plans to enhance our ability to continue to attract, retain and motivate qualified persons to serve as our directors. Effective January 1, 2006, the payments to our non-employee directors, except for Mr. Belsey, were as follows:
-    Annual  retainer  of  $15,000
-    $1,000  per Board of Directors meeting (raised to $2,000 effective November
     2006)
-    $600 per  committee  meeting  for all committees except the Audit Committee
-    $1,000  per  Audit  Committee  meeting
- Fee per committee meeting for committee chairman as follows: $4,000 for Audit Committee, $3,000 for Compensation/Stock Option Committee, $3,000 for Nominating and Corporate Governance Committee and $2,000 for Finance/Strategic Planning Committee.

In 2003 we purchased $50,000 life insurance policies for each non-employee director who had served longer than one year, excluding Messrs. Belsey and McNair. A life insurance policy was purchased for Mr. Tate in 2004 and for Mr. Kikumoto in 2005. Effective December 22, 2003, an annuity policy was purchased on behalf of Mr. McNair in the amount of $50,000 in lieu of insurance policies purchased for other members of the Board of Directors. All policies vest over two years.

The terms of the life insurance policies provide for each director to vest 50% in the cash surrender value of the policy after the first subsequent year of service as director and 50% after the second subsequent year of service as director. We agreed to reimburse each Board member for the estimated federal income taxes associated with the vesting in the life insurance policies. These reimbursements are made in the year subsequent to the year of vesting. For all directors except Mr. Belsey, the amounts reflected in the table above under "All Other Compensation" represent payments we made to the directors in 2006 for their estimated federal income taxes attributable to their vesting in the life insurance policies for the prior year.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

COMPENSATION/STOCK  OPTION  COMMITTEE

The Compensation/Stock Option Committee currently consists of Dr. Miller (Chairman) and Messrs. Bernstein and Gray. The Compensation/Stock Option Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation/Stock Option Committee are "independent" in accordance with applicable SEC rules and NASDAQ listing standards. There are no relationships or transactions relating to the members of the Compensation/Stock Option Committee that require disclosure under Item 407(e)(4) of Regulation S-K.

COMPENSATION  COMMITTEE  REPORT

The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

                            By the Compensation/Stock Option Committee:

                            Lowell D. Miller, Ph.D., Chairman
                            Ralph J. Bernstein
                            Samuel H. Gray

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY  COMPENSATION  PLANS

The following equity compensation plans have been previously approved by our shareholders:
     - 2006 Equity Compensation Plan - provides for the granting of incentive stock options, non-statutory stock options, shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants.
     - 1995 Employee Stock Option Plan - provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses to employees as well as third party consultants and directors.
     - Nonemployee Director Stock Option Plan - provides for the granting of nonqualified stock options to nonemployee directors of the Company upon the completion of each full year of service.
     - Equity Compensation Plan for Nonemployee Directors - provides for the issuance of shares of common stock to nonemployee directors, at their election, in lieu of cash as payment for their director services.

Further description of these plans is contained in Note 8 to the consolidated financial statements included in Item 8 of this report. Information regarding the securities under all of these plans was as follows as of December 31, 2006:

                                                                                                Number of securities
                                                                                               remaining available for
                              Number of securities to be                                    future issuance under equity
                                issued upon exercise of       Weighted-average exercise          compensation plans
                                 outstanding options,       price of outstanding options,       (excluding securities
Plan Category                    warrants, and rights           warrants, and rights          reflected in column (a))
                                          (a)                            (b)                             (c)
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            712,499                       $ 10.58                          705,541

Equity compensation plans
not approved by security
holders                                    --                           N/A                              --
                              -------------------------------------------------------------------------------------------
Total                                   712,499                       $ 10.58                          705,541
                              ===========================================================================================

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 26, 2007, the beneficial ownership of our outstanding Common Stock: (i) by each person who owns (or is known by us to own beneficially) more than 5% of the Common Stock, (ii) by each of our directors and executive officers, and (iii) by all directors and executive officers as a group.

                                                                 Number      Percentage of
Name and Address                                                of Shares     Common Stock
------------------------------------------------------------  -------------  --------------
Michael D. Allen                                                     171(1)        *
7301 S. Peoria St.
Englewood, CO.  80112

George W. Belsey                                                  49,936(2)        *
7301 South Peoria
Englewood, CO  80112

Ralph J. Bernstein                                             1,286,252(3)       10.8%
57 Wilton Rd.
Weston, CT 06880

Trent J. Carman                                                   35,500(4)        *
7301 South Peoria
Englewood, CO  80112

David L. Dolstein                                                  2,175(5)        *
7301 South Peoria
Englewood, CO  80112

Samuel H. Gray                                                     1,875(6)        *
126 Summit Road
Elizabeth, NJ  07208

Sharon J. Keck                                                    10,394(7)        *
7301 South Peoria
Englewood, CO  80112

David Kikumoto                                                    13,875(8)        *
6412 S. Fiddler's Green Circle, Suite 200 East
Greenwood Village, CO 80111

MG Carl H. McNair, Jr. (Ret.)                                     64,262(9)        *
3170 Fairview Park Drive, MC 256
Falls Church, VA 22042

Lowell D. Miller, Ph.D.                                          43,875(10)        *
16940 Stonehaven
Belton, MO  64012

Morad Tahbaz                                                    155,058(11)       1.3%
57 Wilton Rd.
Weston, CT  06880


Paul H. Tate                                                     13,875(12)        *
7001 Tower Road
Denver, CO  80249

Aaron D. Todd                                                    65,110(13)        *
7301 South Peoria
Englewood, CO  80112


All Directors and Executive Officers as a group (13 persons)  1,742,358(14)       14.3%


Independence Investments LLC.
160 Federal Street
Boston, MA 02110                                                830,204(15)        7.0%

FMR Corp.
82 Devonshire Street
Boston, MA 02109                                                641,508(16)        5.4%

___________________

*    Less than  one  percent  (1%)  of  Common Stock outstanding on February 26,
     2007.

(1)  Consists  of  171  shares  directly  owned.
(2)  Consists  of  49,936  shares  directly  owned by George and Phyllis Belsey.
(3) Consists of (i) 33,875 shares subject to stock options exercisable within 60 days, (ii) 1,157,877 shares directly owned, (iii) 60,500 shares owned by Yasmeen Bernstein, Mr. Bernstein's spouse, and (iv) 34,000 shares subject to currently exercisable warrants.
(4) Consists of 35,500 shares subject to stock options exercisable within 60 days.
(5)  Consists  of  2,175  shares  directly  owned  by  David and Kathi Dolstein.
(6) Consists of 1,875 shares subject to stock options exercisable within 60 days.
(7) Consists of (i) 10,000 shares subject to stock options exercisable within 60 days, and (ii) 394 shares directly owned.
(8) Consists of (i) 8,875 shares subject to stock options exercisable within 60 days, and (ii) 5,000 shares directly owned.
(9)  Consists of (i) 30,387 shares jointly owned with spouse, Jo Ann McNair; and
     (ii)  33,875  shares  subject  to stock options exercisable within 60 days.
(10) Consists of (i) 30,000 shares owned directly, and (ii) 13,875 shares subject to stock options exercisable within 60 days.
(11) Consists of (i) 33,875 shares subject to stock options exercisable within 60 days, (ii) 55,183 shares directly owned, and (iii) 66,000 shares subject to currently exercisable warrants.
(12) Consists of 13,875 shares subject to stock options exercisable within 60 days.
(13) Consists of (i) 17,843 shares directly owned, (ii) 2,267 shares beneficially owned by Mr. Todd in our 401(k) plan; and (iii) 45,000 shares subject to stock options exercisable within 60 days.
(14) Includes (i) 230,625 shares subject to stock options exercisable within 60 days and (ii) 100,000 shares subject to currently exercisable warrants.
(15) Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on January 11, 2007.
(16) Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on February 14, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            INDEPENDENCE

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

The Audit Committee charter charges the committee with the responsibility to investigate, review, and report to the Board the propriety and ethical implications of any transactions between the Company and any employee, officer, or Board member, or any affiliates of the foregoing. Applicable transactions may be reported to the Committee by our independent auditors, employees, officers, Board members, or other parties. The retention of a Board member as a consultant for financial consideration in addition to regular Board retainer and meeting fees requires the advance approval of the Compensation Committee.

We have no transactions with related parties which are subject to disclosure under this item.

DIRECTOR  INDEPENDENCE

We have adopted standards for director independence pursuant to NASDAQ listing standards and SEC rules. The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that all of the directors, except Mr. Todd and Mr. Belsey, meet the applicable criteria for independence. Mr. Todd is our Chief Executive Officer and Mr. Belsey serves as a consultant to the Company in addition to serving as Chairman of the Board of Directors. In addition, the Board has determined that each member of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is independent under applicable SEC rules and NASDAQ listing standards.


ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

KPMG LLP, independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2006 and 2005. In addition to retaining KPMG LLP to audit the consolidated financial statements for the year ended December 31, 2006, we retained KPMG LLP to provide other services. The aggregate fees incurred by us for audit, audit-related, tax and other services provided by KPMG LLP during the years ended December 31, 2006 and 2005, were as follows:

                          2006     2005
                        -----------------
    Audit fees          $601,718  490,000
    Audit-related fees     3,510    9,000
    Tax fees                  --   42,522
    All other fees            --       --
                        -----------------
    Total               $605,228  541,522
                        =================

Audit fees include fees for the audit of the annual consolidated financial statements, review of unaudited consolidated financial statements included in quarterly reports on Form 10-Q, the audit of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and 2005, review of Securities and Exchange Commission filings, consents, registration statements, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of financial statements. These services include the review of registration statements and other services not directly impacting the audit of the annual financial statements and related services.

Tax fees include tax services related to the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns.

All other fees include fees for services not considered audit or tax services. KPMG LLP performed no such services during 2006 or 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit and non-audit services performed by our independent registered public accounting firm during the fiscal year ended December 31, 2006, were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

The Audit Committee's pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. In addition, audit services not covered by the annual engagement letter, audit-related services and tax services require the specific pre-approval by the Audit Committee prior to engagement. In addition, services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be pre-approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated are required to report any pre-approval decisions to the Audit Committee at the meeting of the Audit Committee following the decision. The Audit Committee is not permitted to delegate to management its responsibilities to pre-approve services to be performed by our independent registered public accounting firm.

                                     PART IV

ITEM  15.    EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

             Documents  filed  as  part  of  the  report:

             1.  Financial  Statements  included  in  Item  8  of  this  report:

                 Reports of Independent Registered Public Accounting Firm Consolidated Balance Sheets, December 31, 2006 and 2005 Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004
                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005, and 2004
                 Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004
                 Notes  to  Consolidated  Financial  Statements

             2. Financial Statement Schedules included in Item 8 of this report:

                 Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004

                 All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

             3.  Exhibits:

                 EXHIBIT
                 NUMBER     DESCRIPTION OF EXHIBITS
                 -------    -----------------------
                 3.1        Certificate of Incorporation1

                 3.2        Amendments to Certificate of Incorporation2

                 3.3        By-Laws as Amended11

                 4.1        Specimen Stock Certificate2

                 4.2        Form of Common Stock Purchase Agreement, dated November 26, 20039

                 10.1       1995 Air Methods Corporation Employee Stock Option Plan4

                 10.2       Amendment to 1995 Air Methods Corporation Employee Stock Option Plan6

                 10.3       2006 Equity Compensation Plan10

                 10.4       Nonemployee Director Stock Option Plan, as amended5

                 10.5       Equity Compensation Plan for Nonemployee Directors, adopted March 12, 19933

                 10.6       Employment Agreement between the Company and Aaron D. Todd, dated July 1, 20037

                 10.7       Employment Agreement between the Company and David L. Dolstein, dated January 1, 20037


                 10.8       Employment Agreement between the Company and Company and Michael D. Allen, dated January 4, 200613

                 10.9       Consulting Agreement between the Company and George W. Belsey, dated April 15, 20037

                 10.10      Employment Agreement between the Company and Trent J. Carman, dated April 28, 20037

                 10.11      Employment Agreement between the Company and Sharon J. Keck, dated January 1, 20037

                 10.12      Separation Agreement and Release between the Company and Neil M. Hughes, dated April 2, 200615

                 10.13      Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of May 9, 2005, among the Company, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc. and LifeNet, Inc. and PNC
                            Bank, National Association, Wells Fargo Bank, N.A., and Keybank, N.A.8

                 10.14      Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of December 15, 2005, among the Company, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc.,
                            LifeNet, Inc., the lenders parties thereto and PNC Bank, National Association, as agent for the lenders.12

                 10.15      Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of October 31, 2006, among the Company, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc.,
                            LifeNet, Inc., the lenders parties thereto and PNC Bank, National Association, as agent for the lenders.14

                 10.16      Collective Bargaining Agreement by and between Air Methods Corporation and Office and Professional
                            Employees International Union, Local 109, from January 1, 2006, through April 30, 200916

                 18         Letter from KPMG LLP regarding Change in Accounting Principle

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

10 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

11 Filed as an exhibit to the Company's Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

12   Filed as  an  exhibit  to  the  Company's  Current Report on Form 8-K dated
     December  15,  2005,  and  incorporated  herein  by  reference.

13 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

14 Filed as an exhibit to the Company's Current Report on Form 8-K dated October 31, 2006, and incorporated herein by reference.

15 Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

16 Filed as an exhibit to the Company's Current Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AIR METHODS CORPORATION


Date:       March 9, 2007              By: /s/Aaron D. Todd
          ---------------                  ----------------------
                                           Aaron D. Todd
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd        Chief Executive Officer and Director  March 9, 2007
-----------------------
Aaron D. Todd

/s/ Trent J. Carman      Chief Financial Officer               March 9, 2007
-----------------------
Trent J. Carman          Secretary and Treasurer

/s/ Sharon J. Keck       Chief Accounting Officer              March 9, 2007
-----------------------
Sharon J. Keck

/s/ George W. Belsey     Chairman of the Board                 March 9, 2007
-----------------------
George W. Belsey

/s/ Ralph J. Bernstein   Director                              March 9, 2007
-----------------------
Ralph J. Bernstein

/s/ Samuel H. Gray       Director                              March 9, 2007
-----------------------
Samuel H. Gray

/s/ David Kikumoto       Director                              March 9, 2007
-----------------------
David Kikumoto

/s/ Carl H. McNair, Jr.  Director                              March 9, 2007
-----------------------
Carl H. McNair, Jr.

/s/ Lowell D. Miller     Director                              March 9, 2007
-----------------------
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz         Director                              March 9, 2007
-----------------------
Morad Tahbaz

/s/ Paul H. Tate         Director                              March 9, 2007
-----------------------
Paul H. Tate

AIR METHODS CORPORATION
AND SUBSIDIARIES


                          TABLE OF CONTENTS

-------------------------------------------------------------------------------

Independent Registered Public Accounting Firm's Reports . . . . . .  F-1

Consolidated Financial Statements
---------------------------------

    CONSOLIDATED BALANCE SHEETS,
    December 31, 2006 and 2005. . . . . . . . . . . . . . . . . . .  F-3

    CONSOLIDATED STATEMENTS OF OPERATIONS,
    Years Ended December 31, 2006, 2005, and 2004 . . . . . . . . .  F-5

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
    Years Ended December 31, 2006, 2005, and 2004 . . . . . . . . .  F-7

    CONSOLIDATED STATEMENTS OF CASH FLOWS,
    Years Ended December 31, 2006, 2005, and 2004 . . . . . . . . .  F-8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
    December 31, 2006 and 2005. . . . . . . . . . . . . . . . . . . F-11

Schedules
----------

    II - VALUATION AND QUALIFYING ACCOUNTS
    Years Ended December 31, 2006, 2005, and 2004 . . . . . . . . . F-31


All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods
Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 3 to the accompanying consolidated financial statements, the Company changed its method of accounting for revenue and estimated uncompensated care in 2006 and its method of accounting for major engine and airframe component overhaul costs from the accrual method of accounting to the direct expense method in 2004. As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Air Methods Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                    KPMG LLP
Denver, Colorado
March 9, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Air Methods Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under
Item 9A, that Air Methods Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Air Methods Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion on those consolidated financial statements.

                                    KPMG LLP
Denver, Colorado
March 9, 2007

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                          2006       2005
                                                                        ---------  --------
ASSETS
------
Current assets:
  Cash and cash equivalents                                             $  4,219     3,218
  Current installments of notes receivable                                   161        65
  Receivables:
    Trade, net (note 5)                                                  100,559    83,567
    Refundable income taxes                                                4,898        --
    Other                                                                  2,298     2,524
                                                                        ---------  --------
                                                                         107,755    86,091

  Inventories (note 5)                                                    10,819     9,197
  Work-in-process on medical interior and products contracts               2,026       762
  Assets held for sale (note 5)                                            9,560     6,446
  Costs and estimated earnings in excess of billings
    on uncompleted contracts (note 4)                                      2,982     3,548
  Deferred income taxes (note 10)                                            421     1,133
  Prepaid expenses and other current assets                                1,918     2,051
                                                                        ---------  --------

      Total current assets                                               139,861   112,511
                                                                        ---------  --------

Property and equipment (notes 5 and 6):
  Land                                                                       251       441
  Flight and ground support equipment                                    155,478   143,342
  Buildings and office equipment                                          13,868    13,354
                                                                        ---------  --------
                                                                         169,597   157,137
  Less accumulated depreciation and amortization                         (74,022)  (63,607)
                                                                        ---------  --------

    Net property and equipment                                            95,575    93,530

Goodwill                                                                   6,485     6,485
Notes and other receivables, less current installments                       198        99
Other assets, net of accumulated amortization of $3,710 and $2,773 at
  December 31, 2006 and 2005, respectively                                 8,038     8,907
                                                                        ---------  --------

      Total assets                                                      $250,157   221,532
                                                                        =========  ========

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  2006     2005
                                                                                --------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Notes payable (note 5)                                                        $  9,560    6,446
  Current installments of long-term debt (note 5)                                  8,749    9,399
  Current installments of obligations under capital leases (note 6)                1,214      657
  Accounts payable                                                                 8,532    8,405
  Deferred revenue                                                                 2,329    3,913
  Billings in excess of costs and estimated earnings on uncompleted contracts
    (note 4)                                                                         329      332
  Accrued wages and compensated absences                                           6,894    7,217
  Due to third party payors                                                        2,709    1,858
  Other accrued liabilities                                                        7,513    7,445
                                                                                --------  -------

      Total current liabilities                                                   47,829   45,672

Long-term debt, less current installments (note 5)                                60,566   57,704
Obligations under capital leases, less current installments (note 6)               1,780      688
Deferred income taxes (note 10)                                                   21,062   19,997
Other liabilities                                                                 11,606   11,260
                                                                                --------  -------

      Total liabilities                                                          142,843  135,321
                                                                                --------  -------

Stockholders' equity (notes 7 and 8):
  Preferred stock, $1 par value. Authorized 5,000,000 shares,
    none issued                                                                       --       --
  Common stock, $.06 par value. Authorized 16,000,000 shares; issued
    11,874,613  and 11,605,590 shares at December 31, 2006 and 2005,
    respectively                                                                     712      696
  Additional paid-in capital                                                      70,106   66,219
  Retained earnings                                                               36,496   19,296
                                                                                --------  -------

      Total stockholders' equity                                                 107,314   86,211
                                                                                --------  -------

Commitments and contingencies (notes 5, 6, 11, and 12)

      Total liabilities and stockholders' equity                                $250,157  221,532
                                                                                ========  =======

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         Year Ended December 31
                                                                      ------------------------------
                                                                        2006       2005       2004
                                                                      ---------  ---------  --------
Revenue:
  Flight revenue, net (notes 2 and 9)                                 $313,879    268,249   222,805
  Sales of medical interiors and products                                5,263      7,836     7,300
  Parts and maintenance sales and services                                 362         93       106
                                                                      ---------  ---------  --------
                                                                       319,504    276,178   230,211
                                                                      ---------  ---------  --------
Operating expenses:
  Flight centers                                                       133,796    110,197    95,410
  Aircraft operations                                                   74,872     65,041    59,916
  Aircraft rental (note 6)                                              21,591     18,048    15,073
  Cost of medical interiors and products sold                            2,416      5,293     2,714
  Cost of parts and maintenance sales and services                         290        106       120
  Depreciation and amortization                                         12,910     12,021    10,983
  Loss (gain) on disposition of assets, net                               (231)       366       242
  Litigation settlement                                                 (1,417)        --        --
  General and administrative                                            40,710     36,971    33,691
                                                                      ---------  ---------  --------
                                                                       284,937    248,043   218,149
                                                                      ---------  ---------  --------

      Operating income                                                  34,567     28,135    12,062

Other income (expense):
  Interest expense                                                      (5,821)    (5,956)   (7,856)
  Loss on extinguishment of debt                                            --     (3,104)       --
  Other, net                                                             1,598        950     1,158
                                                                      ---------  ---------  --------

Income before income taxes                                              30,344     20,025     5,364

Income tax expense (note 10)                                           (13,144)    (8,193)   (2,121)
                                                                      ---------  ---------  --------

Income before cumulative effect of change in accounting principle       17,200     11,832     3,243

Cumulative effect of change in method of accounting for maintenance
  costs, net of income taxes  (note 3)                                      --         --     8,595

                                                                      ---------  ---------  --------
      Net income                                                      $ 17,200     11,832    11,838
                                                                      =========  =========  ========

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                              Year Ended December 31
                                                                        -----------  ----------  ----------
                                                                           2006         2005        2004
                                                                        -----------  ----------  ----------
Basic income per common share (note 7):
  Income before cumulative effect of change in accounting principle     $      1.46        1.07         .30
  Cumulative effect of change in method of accounting for maintenance
    costs, net of income taxes                                                   --          --         .79
                                                                        -----------  ----------  ----------
  Net income                                                            $      1.46        1.07        1.09
                                                                        ===========  ==========  ==========

Diluted income per common share (note 7):
  Income before cumulative effect of change in accounting principle     $      1.40        1.02         .29
  Cumulative effect of change in method of accounting for maintenance
    costs, net of income taxes                                                   --          --         .76
                                                                        -----------  ----------  ----------
  Net income                                                            $      1.40        1.02        1.05
                                                                        ===========  ==========  ==========

Weighted average number of common shares outstanding - basic             11,748,107  11,058,971  10,894,863
                                                                        ===========  ==========  ==========

Weighted average number of common shares outstanding - diluted           12,306,047  11,654,885  11,314,827
                                                                        ===========  ==========  ==========

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                                    Retained       Total
                                                                                     Additional     Earnings      Stock-
                                              Common Stock        Treasury Stock      Paid-in     (Accumulated   holders'
                                        ----------------------  -------------------
                                          Shares      Amount     Shares    Amount      Capital      Deficit)      Equity
                                        -----------  ---------  --------  ---------  -----------  -------------  ---------
BALANCES AT JANUARY 1, 2004             10,817,594   $    649        --   $     --       64,413         (4,374)    60,688

Issuance of common shares for options
  and warrants exercised                   225,410         14        --         --          992             --      1,006
Purchase of treasury shares                     --         --    49,664         (3)        (450)            --       (453)
Retirement of treasury shares              (45,624)        (3)  (45,624)         3           --             --         --
Net income                                      --         --        --         --           --         11,838     11,838

                                        ----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2004           10,997,380        660     4,040         --       64,955          7,464     73,079

Issuance of common shares for options
  and warrants exercised                   624,052         37        --         --        1,077             --      1,114
Tax benefit from exercise of stock
  options                                       --         --        --         --          356             --        356
Purchase of treasury shares                     --         --    11,802         (1)        (169)            --       (170)
Retirement of treasury shares              (15,842)        (1)  (15,842)         1           --             --         --
Net income                                      --         --        --         --           --         11,832     11,832

                                        ----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2005           11,605,590        696        --         --       66,219         19,296     86,211

Issuance of common shares for options
  and warrants exercised                   269,023         16        --         --        2,020             --      2,036
Tax benefit from exercise of stock
  options                                       --         --        --         --        1,425             --      1,425
Stock-based compensation (note 8)               --         --        --         --          442             --        442
Net income                                                                                              17,200     17,200

                                        ----------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 2006           11,874,613   $    712        --   $     --       70,106         36,496    107,314
                                        ==================================================================================

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                            Year Ended December 31
                                                                                         ------------------------------
                                                                                           2006       2005      2004
                                                                                         ------------------------------
Cash flows from operating activities:
  Net income                                                                             $ 17,200    11,832     11,838
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                                  12,910    12,021     10,983
    Deferred income tax expense                                                             1,777     6,193      2,130
    Stock-based compensation                                                                  442        --         --
    Tax benefit from exercise of stock options                                             (1,425)     (356)        --
    Loss on extinguishment of debt                                                             --     3,104         --
    Loss (gain) on disposition of assets                                                     (231)      366        242
    Cumulative effect of change in method of accounting for maintenance (note 3)               --        --     (8,595)
    Changes in operating assets and liabilities:
      Increase in receivables                                                             (16,992)  (20,389)    (1,970)
      Decrease (increase) in other receivables                                             (3,247)    1,996     (1,100)
      Decrease (increase) in inventories                                                   (1,622)     (530)       476
      Decrease (increase) in prepaid expenses and other current assets                        806       686       (866)
      Increase in work-in-process on medical interior and products contracts and costs
        in excess of billings                                                                (698)     (727)    (1,189)
      Increase in accounts payable, other accrued liabilities, and other liabilities        1,514     6,258      2,312
      Increase (decrease) in deferred revenue and billings in excess of costs              (1,587)       53      1,120
                                                                                         ------------------------------

          Net cash provided by operating activities                                         8,847    20,507     15,381
                                                                                         ------------------------------


Cash flows from investing activities:
  Acquisition of property and equipment                                                   (13,744)   (7,164)   (15,080)
  Proceeds from disposition and sale of equipment and assets held for sale                  2,262     1,070      1,651
  Decrease (increase) in notes and other receivables and other assets, net                   (315)      110      1,928
                                                                                         ------------------------------

          Net cash used by investing activities                                           (11,797)   (5,984)   (11,501)
                                                                                         ------------------------------

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           Year Ended December 31
                                                        ------------------------------
                                                          2006       2005      2004
                                                        ------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                $  2,036     1,114      1,006
  Payments for purchases of common stock                      --      (170)      (453)
  Tax benefit from exercise of stock options               1,425       356         --
  Net borrowings (payments) under lines of credit          8,480    (7,864)      (482)
  Proceeds from long-term debt                             4,680    25,000     10,484
  Payments for debt issue costs                             (138)     (611)      (392)
  Payments of long-term debt                             (11,621)  (29,775)   (14,106)
  Debt retirement costs                                       --    (1,380)        --
  Payments of capital lease obligations                     (911)     (578)    (2,908)
                                                        ------------------------------

      Net cash provided (used) by financing activities     3,951   (13,908)    (6,851)
                                                        ------------------------------

      Increase (decrease) in cash and cash equivalents     1,001       615     (2,971)

Cash and cash equivalents at beginning of year             3,218     2,603      5,574
                                                        ------------------------------

Cash and cash equivalents at end of year                $  4,219     3,218      2,603
                                                        ==============================

Interest paid in cash during the year                   $  5,375     6,124      6,558
                                                        ==============================
Income taxes paid in cash during the year               $ 15,142       715        216
                                                        ==============================

                                                                     (Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Non-cash investing and financing activities:

In the year ended December 31, 2006, the Company settled notes payable of $6,446 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $9,560 to finance the purchase of aircraft which are held for sale as of December 31, 2006.

In the year ended December 31, 2006, the Company entered into a note payable of $673 to finance insurance policies and into capital lease obligations of $2,560 to finance the purchase of equipment.

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

In the year ended December 31, 2005, the Company entered into notes payable of $6,446 to finance the purchase of aircraft which were held for sale as of December 31, 2005.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, deferred income taxes, and depreciation and residual values. Actual results could differ from those estimates.

     Cash  and  Cash  Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $1,601,000 and $1,501,000 at December 31, 2006 and 2005, respectively, consist of short-term money market funds.

     Trade  Receivables,  net

     Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on payor mix, payor reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. Write-offs against the contractual allowance occur when payment is received. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients. The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

                                                2006     2005
                                               ---------------
          Allowance for contractual discounts  $33,070  24,700
          Allowance for uncompensated care      51,544  45,540
                                               ---------------
          Total                                $84,614  70,240
                                               ===============

AIR METHODS CORPORATION
AND SUBSIDIARIES

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

     Work-in-Process  on  Medical  Interior  and  Products  Contracts

     Work-in-process on medical interior and products contracts represents costs to manufacture and install medical equipment and modify aircraft for third parties. When the total cost to complete a project can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

     Property  and  Equipment

     Hangars, equipment, and leasehold improvements are recorded at cost. All maintenance and repairs, including scheduled aircraft component overhauls and replacements, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under operating leases are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

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

     Goodwill

     The Company accounts for goodwill under Financial Accounting Standards Board (FASB) Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of existing goodwill during 2006.

AIR METHODS CORPORATION
AND SUBSIDIARIES

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

     Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2006, assets held for sale consisted of four aircraft, which the Company intends to sell within one year. Related debt is classified as short-term notes payable in the consolidated financial statements. The aircraft are expected to be sold and leased back under operating leases.

     Revenue  Recognition

     Fixed fee revenue under the Company's operating agreements with hospitals is recognized monthly over the terms of the agreements.

     Revenue relating to emergency flights is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings are as follows:

                                              2006   2005   2004
                                              -------------------
         Gross billings                        100%   100%   100%
         Provision for contractual discounts    29%    26%    32%
         Provision for uncompensated care       20%    19%    16%

     The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. The Company also provides services to patients who have no insurance or other third-party payor coverage. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED

     Stock-based  Compensation

     Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Prior to January 1, 2006, the Company accounted for its employee stock compensation plans as prescribed under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion 25).

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     New  Accounting  Standards

     In September 2006, the Securities and Exchange Commission staff (SEC staff) issued Staff Accounting Bulletin 108 (SAB 108), Financial Statements
     - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB 108 requires a company to consider the impact of all prior year misstatements reflected in the current year's balance sheet, without consideration of the period in which the misstatement occurred, as well as to consider the amount of the misstatement that occurred in the current year in order to determine the materiality of the misstatement. SAB 108 is effective for years ending after November 15, 2006. The implementation of the guidance in SAB 108 had no effect on the Company's financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, to clarify the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect upon adoption shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for years beginning after December 15, 2006. The Company has not yet determined the effect of FIN 48 on its financial position or results of operations.

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

(2)  ACCOUNTING CHANGE - REVENUE AND UNCOMPENSATED CARE

     Effective December 31, 2006, the Company changed its method of accounting for revenue and estimated uncompensated care. The Company now presents revenue exclusive of estimated uncompensated care within the consolidated statement of operations. Previously the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as was common practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is a preferable interpretation of the Guide in their circumstances, because flight revenue recognized will be more consistent with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. All prior period financial statements included in this report have been adjusted to reflect the new method of accounting. Previously reported revenue and operating expenses have been reduced by $60,792,000 and $42,892,000 for the years ended December 31, 2005 and 2004, respectively. Previously reported operating income, net income and earnings per share did not change.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(3)  ACCOUNTING CHANGE - COMPONENT OVERHAUL COSTS

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

(4)  COSTS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS

     As of December 31, 2006, the estimated period to complete contracts in process ranges from three to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

                                                                    2006      2005
                                                                 ----------  -------
        Costs incurred on uncompleted contracts                  $   6,248    6,061
        Estimated contribution to earnings                           3,099    1,922
                                                                 ----------  -------
                                                                     9,347    7,983
        Less billings to date                                       (6,694)  (4,767)
                                                                 ----------  -------
        Costs and estimated earnings in excess of billings, net  $   2,653    3,216
                                                                 ==========  =======

(5)  NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable as of December 31, 2006, consist of four notes with an aircraft manufacturer for the purchase of four aircraft. The notes are non-interest-bearing and mature in the first quarter of 2007. The four aircraft collateralizing the notes are expected to be sold and leased back under operating leases and are classified in the consolidated financial statements as assets held for sale.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Long-term debt consists of the following at December 31 (amounts in thousands):

                                                                                   2006     2005
                                                                                 --------  -------
     Notes payable due in quarterly installments of principal and interest with all remaining principal due in 2010. Weighted average interest rate at
         December 31, 2006, is 9.38%.                                            $24,575   25,000
     Borrowings under revolving credit facility with monthly interest payments and all principal due in 2010. Weighted average interest rate at
         December 31, 2006, is 8.25%.                                             15,335    6,855
     Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009,
         collateralized by aircraft.                                               4,426    5,259
     Notes payable with interest rates from 6.53% to 6.70%, due in monthly installments of principal and interest at various dates through 2009,
         collateralized by aircraft and other flight equipment                       531    1,334
     Note payable, non-interest bearing, due in annual principal payments through 2007. Annual principal payment amounts are contingent upon
         transport volume for Community-Based Model operations in Nevada.            250      750
     Notes payable with interest rates from 5.80% to 8.49%, due in monthly payments of principal and interest with all remaining principal due in
         2008, collateralized by aircraft                                          7,546    8,935
     Notes payable with interest rates from 5.25% to 9.27%. Paid in full in
         2006.                                                                        --    2,879
     Notes payable with interest at 8.96%, due in monthly payments of principal and interest with all remaining principal due in 2007,
         collateralized by aircraft                                                1,275    1,553
     Notes payable with interest at LIBOR plus 2.50%, due in monthly payments of principal and interest with all remaining principal due in
         2008, collateralized by buildings. Weighted average rate at December
         31, 2006, is 6.01%.                                                         817    1,925
     Note payable with interest rate at 6.46%, due in monthly installments of principal and interest with all remaining principal due in 2011,
         collateralized by aircraft                                                1,912       --
     Note payable with interest rate at 5.60%, due in monthly installments of principal and interest with all remaining principal due in 2010,
         collateralized by aircraft                                                4,332    5,583
     Notes payable with interest rates from 5.08% to 6.66%, due in monthly installments of principal and interest at various dates through 2011,
         collateralized by aircraft                                                8,191    7,030
     Other                                                                           125       --
                                                                                 --------  -------
                                                                                  69,315   67,103
     Less current installments                                                    (8,749)  (9,399)
                                                                                 --------  -------
                                                                                 $60,566   57,704
                                                                                 ========  =======

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     The Company's senior credit facility consists of $24,575,000 in term loans as of December 31, 2006, and a revolving credit facility. In October 2006, the revolving credit facility was amended to increase the maximum revolving advance amount from $35 million to $45 million. The amendment also increased the limitation on annual capital expenditures, inclusive of leased assets, from $40 million to $50 million. All other terms and conditions of the credit facility remained unchanged. As of December 31, 2006, the Company had $15,335,000 outstanding against the $45 million revolving credit facility and available capacity on the facility of $28,186,000. The capacity available on the revolving credit facility is reduced by letters of credit outstanding.

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

     The  revolving  loans  bear  interest,  at  the Company's option, at either
     (i) the higher of the federal funds rate plus 0.50% or the prime rate as announced by the lenders or (ii) a rate equal to LIBOR plus an applicable margin ranging from 1.75% to 3.00%. The term loans bear interest, at the Company's option, at either (i) the higher of the federal funds rate plus 3.00% or the prime rate as announced by the lenders plus 2.50% or (ii) a rate equal to LIBOR plus 4.00%. As of December 31, 2006, the interest rate on the outstanding balance against the revolving credit facility was 8.25% and the interest rate on the term loans was 9.38%.

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

     The credit facility contains various covenants that limit, among other things, the Company's ability to create liens, declare dividends, make loans and investments, enter into real property leases exceeding specified expenditure levels, make any material change to the nature of the Company's business, enter into any transaction with affiliates other than on arms' length terms, prepay indebtedness, enter into a merger or consolidation, or sell assets. The credit facility also places limits on the amount of new indebtedness, operating lease obligations, and unfinanced capital expenditures which the Company can incur in a fiscal year. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2006, the Company was in compliance with the covenants of the credit facility.

     Substantially all of the Company's property and equipment is pledged as collateral under the Company's various notes payable.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(5)  NOTES PAYABLE AND LONG-TERM DEBT, CONTINUED

     Aggregate maturities of long-term debt are as follows (amounts in thousands):

          Year ending December 31:
              2007                  $ 8,749
              2008                   13,297
              2009                    7,829
              2010                   38,375
              2011                    1,065
              Thereafter                 --
                                    -------
                                    $69,315
                                    =======

(6)  LEASES

     The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. As of December 31, 2006, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

                                                          Capital   Operating
                                                          leases      leases
                                                         ---------------------
        Year ending December 31:
            2007                                         $  1,417       26,290
            2008                                            1,067       25,614
            2009                                              758       24,314
            2010                                              103       22,587
            2011                                               --       20,791
            Thereafter                                         --       57,987
                                                         ---------------------

        Total minimum lease payments                        3,345   $  177,583
                                                                    ==========
        Less amounts representing interest                   (351)
                                                         ---------
        Present value of minimum capital lease payments     2,994
        Less current installments                          (1,214)
                                                         ---------
                                                         $  1,780
                                                         =========

     Rent expense relating to operating leases totaled $26,100,000, $22,996,000, and $19,508,000, for the years ended December 31, 2006, 2005, and  2004,  respectively.

     At December 31, 2006 and 2005, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $3,745,000 and $1,590,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(7)  STOCKHOLDERS' EQUITY

     (A)  WARRANTS

          As of December 31, 2006, warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $5.28 are outstanding. The warrants expire on October 16, 2007.

          During the year ended December 31, 2006, warrants with an exercise price of $6.60 were exercised for 25,000 shares of common stock. During the year ended December 31, 2005, warrants with an exercise price of $0.06 were exercised for 449,716 shares of common stock.

     (B)  INCOME PER SHARE

          The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

                                                       2006        2005        2004
                                                    ----------  ----------  ----------
          Weighted average number of common shares
            outstanding - basic                     11,748,107  11,058,971  10,894,863
          Dilutive effect of:
            Common stock options                       476,090     138,217      79,141
            Common stock warrants                       81,850     457,697     340,823
                                                    ----------------------------------
          Weighted average number of common shares
            outstanding - diluted                   12,306,047  11,654,885  11,314,827
                                                    ==================================

          Common stock options totaling 55,000, 16,000, and 662,000, were not included in the diluted income per share calculation for the years ended December 31, 2006, 2005, and 2004, respectively, because their effect would have been anti-dilutive.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(8)  STOCK-BASED COMPENSATION

     In August 2006, the Company's shareholders approved the 2006 Equity Compensation Plan (2006 Plan) which provides for the granting of incentive stock options, non-statutory stock options (NSO's), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. The maximum aggregate number of shares of common stock that may be made subject to awards under the 2006 Plan is 600,000. The 2006 Plan is administered by a committee of the Company's board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. In the year ended December 31, 2006, one grant for 15,000 shares was awarded under the 2006 Plan.

     The Company also has a 1995 Stock Option Plan (1995 Plan) which provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses. Under the Plan, 3,500,000 shares of common stock are reserved for options. Generally, the options granted under the 1995 Plan have an exercise price equal to the market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. However, option grants to certain officers and employees in 2004 included 460,000 options which vest after five years and expire six years from the date of grant.

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

     In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2006, no shares have been issued under this plan.

     Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation.
     Statement 123R requires recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. Under the modified prospective method, compensation cost has been recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. During 2006, the Company recognized $442,000 in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2006, was $994,000 and is expected to be recognized over the remaining weighted average vesting term of 2 years.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(8)  STOCK-BASED COMPENSATION, CONTINUED

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

                                                                As Reported   Pro Forma
                                                                ------------  ---------
        Year ended December 31, 2005:
          Net income                                            $     11,832     11,370
          Basic income per share                                        1.07       1.03
          Diluted income per share                                      1.02        .98

        Year ended December 31, 2004:
          Net income before cumulative effect of change in
            accounting principle                                $      3,243      2,750
          Net income                                                  11,838     11,346
          Basic income per share before cumulative effect of
            change in accounting principle                               .30        .25
          Basic income per share                                        1.09       1.04
          Diluted income per share before cumulative effect of
            change in accounting principle                               .29        .24
          Diluted income per share                                      1.05       1.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company's stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2006, options to purchase 70,000 shares of stock, with exercise prices ranging from $22.62 to $28.70, were granted at a weighted average fair value of $9.14. The weighted average fair value of options granted during the years ended December 31, 2005 and 2004, was $2.15, and $2.91, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

                                  2006   2005   2004
                                  -------------------
        Expected term (in years)   3.5    3.0    5.0
        Expected volatility         37%    36%    33%
        Risk-free interest rate    4.8%   4.0%   3.2%
        Expected dividend yield      0%     0%     0%

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(8)  STOCK-BASED COMPENSATION, CONTINUED

     The following is a summary of option activity under all stock option plans during the year ended December 31, 2006:

                                                                   Weighted-Average       Aggregate
                                                     Weighted          Remaining       Intrinsic Value
                                                      Average         Contractual        (amounts in
                                        Shares    Exercise Price     Life (Years)        thousands)
                                       ----------------------------------------------------------------
     Outstanding at January 1, 2006     961,522   $          8.48

     Granted                             70,000             27.40
     Canceled                           (75,000)             8.98
     Exercised                         (244,023)             7.64

                                       ---------
     Outstanding at December 31, 2006   712,499             10.58                2.9  $          12,400
                                       =========

     Exercisable at December 31, 2006   253,500              8.39                2.3              4,951
                                       =========

     The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $4,400,000, $1,220,000, and
     $717,000,  respectively.

(9)  REVENUE

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

                        2007        $ 52,225
                        2008          31,393
                        2009          22,171
                        2010          10,988
                        2011           1,129
                        Thereafter        --
                                    --------
                                    $117,906
                                    ========

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(10) INCOME TAXES

     Income tax benefit (expense), excluding amounts recorded as the cumulative effect of a change in accounting principle, consists of the following for the years ended December 31 (amounts in thousands):

                                              2006      2005     2004
                                            ---------------------------
     Current income tax benefit (expense):
       Federal                              $ (9,622)    (816)      --
       State                                  (1,745)  (1,184)       9
                                            ---------------------------
                                             (11,367)  (2,000)       9

     Deferred income tax expense:
       Federal                                (1,555)  (5,399)  (1,857)
       State                                    (222)    (794)    (273)
                                            ---------------------------
                                              (1,777)  (6,193)  (2,130)
                                            ---------------------------
     Total income tax expense               $(13,144)  (8,193)  (2,121)
                                            ===========================

     For years prior to 2006, the Company's deferred income taxes were determined using a federal statutory rate of 34% because the Company believed that the deferred tax assets and liabilities would be recovered or settled at that rate. Due to an increase in projected taxable income for the year ended December 31, 2006, and for future years, the Company revised its estimated tax rate to 35% in 2006. Deferred income tax expense of $525,000 was recognized for the year ended December 31, 2006, as a result of applying the new rate to deferred tax assets and liabilities. Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the year ended December 31, 2006, and 34% for the years ended December 31, 2005, and 2004, to income taxes as recorded is as follows (amounts in thousands):

                                                    2006      2005     2004
                                                  ---------------------------
     Tax at the federal statutory rate            $(10,620)  (6,809)  (1,824)
     State income taxes, net of federal benefit,
       including adjustments based on filed
       state income tax returns                     (1,559)  (1,007)    (268)
     Nondeductible expenses                           (292)      --       --
     True up's to filed returns                       (104)    (368)      --
     Change in estimated tax rate                     (525)      --       --
     Other                                             (44)      (9)     (29)
                                                  ---------------------------
     Net income tax expense                       $(13,144)  (8,193)  (2,121)
                                                  ===========================

     For state income tax purposes, at December 31, 2006, the Company has net operating loss carryforwards of approximately $7 million, expiring at various dates through 2024. In 2005 the Company changed its year-end for income tax filing from June 30 to December 31 to coincide with its fiscal year-end and filed a short-period return for the six months ended December 31, 2004. The true-up of deferred tax assets and liabilities resulted in an increase of $368,000 to deferred tax liabilities and income tax expense in 2005.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(10) INCOME TAXES, CONTINUED

     For the years ended December 31, 2006 and 2005, the Company recognized certain tax benefits related to stock option plans in the amount of $1,425,000 and $356,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

                                                        2006       2005
                                                      ---------  --------
     Deferred tax assets:
       Net operating loss carryforwards               $    373       698
       Minimum tax credit carryforward                      --       334
       Employee compensation and benefit accruals
         and other                                       5,069     4,642
                                                      ---------  --------
           Total deferred tax assets                     5,442     5,674
                                                      ---------  --------

     Deferred tax liabilities:
       Equipment and leasehold improvements,
         principally due to differences in bases and
         depreciation methods                          (22,754)  (22,422)
       Allowance for uncollectible accounts             (2,568)   (1,446)
       Goodwill                                           (674)     (458)
       Other                                               (87)     (212)
                                                      ---------  --------
           Total deferred tax liabilities              (26,083)  (24,538)
                                                      ---------  --------
           Net deferred tax liability                 $(20,641)  (18,864)
                                                      =========  ========

     Based on management's assessment, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

(11) EMPLOYEE BENEFIT PLANS

     The Company has two defined contribution retirement plans whereby employees may contribute any percentage of their gross pay up to the IRS maximum ($15,000 for 2006). Under one plan, through March 31, 2006, the Company contributed 2% of gross pay for all employees and matched 60% of the employees' contributions up to 6% of their gross pay. The Company also continued the RMH defined contribution retirement plan which was in place at the acquisition date. Under the RMH plan, through March 31, 2006, the Company matched 30% of the employees' contributions up to 6% of their gross pay. Effective April 1, 2006, the Company merged the two plans and changed its contributions to match 70% of the employees' contributions up to 8% of their gross pay. Company contributions to all plans totaled approximately $3,572,000, $2,354,000, and $2,284,000 for the years ended December 31,
     2006,  2005,  and  2004,  respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(12) COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS

     The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2006, the undiscounted maximum amount of potential future payments under the guarantees is $3,311,000. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company's actual and expected loss experience.

     In July 2004, the Company entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values. Due to delays in the manufacturer's processes, delivery of the first Bell 429 helicopter is currently expected in late 2008, with the remaining units to be delivered over approximately the following two and a half years.

     In August 2005, the Company entered into a commitment agreement to purchase six Eurocopter EC135 helicopters for approximately $23.0 million, with deliveries scheduled in 2006. In October 2005, the Company also entered into a purchase commitment for four Eurocopter AS350 helicopters for approximately $6.1 million. As of December 31, 2006, the Company had taken delivery of all aircraft under the agreements.

     During 2006, the Company entered into additional purchase commitments for various models of Bell and Eurocopter helicopters. As of December 31, 2006, commitments for 23 aircraft for approximately $69.0 million are still open. Deliveries under these commitments are expected in 2007 and 2008.

     As of December 31, 2006, the Company's aircraft purchase commitments were as follows (amounts in thousands):

             Year ending December 31:
                     2007                       $ 52,338
                     2008                         20,332
                     2009                         22,200
                     2010                         22,200
                     2011                          7,400
                     Thereafter                       --
                                                --------
                                                $124,470
                                                ========

     The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in our fleet. The Company plans to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under these or similar commitments through operating lease or debt agreements.

     In January 2005, the Company entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on its workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under the Company's revolving credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(12) COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS, CONTINUED

     The Company's pilots, comprising 31% of the total workforce, are represented by a collective bargaining unit. The current collective bargaining agreement expires April 30, 2009.

(13) BUSINESS SEGMENT INFORMATION

     The Company identifies operating segments based on management responsibility and the type of services or products offered. Operating segments and their principal services or products are as follows:

     - Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service in eighteen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
     - Hospital-Based Model (HBM) - provides air medical transportation services to hospitals in 26 states under exclusive operating agreements. Services include aircraft operation and maintenance.
     - Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

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

                                    Community-   Hospital-
                                      Based        Based     Products    Corporate   Intersegment
                                      Model        Model     Division   Activities   Eliminations   Consolidated
                                   ------------------------------------------------------------------------------
     2006
     External revenue              $   206,827     107,414      5,263           --             --        319,504
     Intersegment revenue                   --         832     16,813           --        (17,645)            --
                                   ------------------------------------------------------------------------------
     Total revenue                     206,827     108,246     22,076           --        (17,645)       319,504

     Operating expenses               (162,125)    (99,608)   (16,344)      (9,470)        14,103       (273,444)
     Depreciation & amortization        (6,795)     (5,354)      (439)        (322)            --        (12,910)
     Litigation settlement               1,417          --         --           --             --          1,417
     Interest expense                   (3,059)     (2,630)        --         (132)            --         (5,821)
     Other, net                          1,482          --         --          116             --          1,598
     Income tax expense                     --          --         --      (13,144)            --        (13,144)
                                   ------------------------------------------------------------------------------
     Net income (loss)             $    37,747         654      5,293      (22,952)        (3,542)        17,200
                                   ==============================================================================

     Total assets                  $   121,363   N/A         N/A           130,957         (2,163)       250,157
                                   ==============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(13) BUSINESS SEGMENT INFORMATION, CONTINUED

                                        Community-   Hospital-
                                         Based        Based     Products    Corporate   Intersegment
                                         Model        Model     Division   Activities   Eliminations   Consolidated
     2005
     External revenue                 $   169,472      98,869      7,837           --             --        276,178
     Intersegment revenue                      --          --      9,452           --         (9,452)            --
                                      ------------------------------------------------------------------------------
     Total revenue                        169,472      98,869     17,289           --         (9,452)       276,178

     Operating expenses                  (138,120)    (82,552)   (13,289)      (9,285)         7,224       (236,022)
     Depreciation & amortization           (6,133)     (5,201)      (412)        (275)            --        (12,021)
     Interest expense                      (3,123)     (2,719)        --         (114)            --         (5,956)
     Loss on early extinguishment
       of debt                                 --          --         --       (3,104)            --         (3,104)
     Other, net                             1,011          --         --          (61)            --            950
     Income tax expense                        --          --         --       (8,193)            --         (8,193)
                                      ------------------------------------------------------------------------------
     Net income (loss)                $    23,107       8,397      3,588      (21,032)        (2,228)        11,832
                                      ==============================================================================

     Total assets                     $    89,805   N/A         N/A           133,890         (2,163)       221,532
                                      ==============================================================================

     2004
     External revenue                 $   134,463      88,448      7,300           --             --        230,211
     Intersegment revenue                      --          --      8,753           --         (8,753)            --
                                      ------------------------------------------------------------------------------
     Total revenue                        134,463      88,448     16,053           --         (8,753)       230,211

     Operating expenses                  (116,537)    (78,295)   (10,451)      (9,230)         7,347       (207,166)
     Depreciation & amortization           (5,417)     (5,081)      (272)        (213)            --        (10,983)
     Interest expense                      (3,950)     (3,736)        --         (170)            --         (7,856)
     Other, net                             1,050          --         --          108             --          1,158
     Income tax expense                        --          --         --       (2,121)            --         (2,121)
                                      ------------------------------------------------------------------------------
     Income (loss) before
       cumulative effect of change
       in accounting principle              9,609       1,336      5,330      (11,626)        (1,406)         3,243
     Cumulative effect of change
       in accounting principle, net            --          --         --        8,595             --          8,595
                                      ------------------------------------------------------------------------------
     Net income (loss)                $     9,609       1,336      5,330       (3,031)        (1,406)        11,838
                                      ==============================================================================

     Total assets                     $    67,156   N/A         N/A           139,730         (2,163)       204,723
                                      ==============================================================================

AIR METHODS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
-------------------------------------------------------------------------------

(14) UNAUDITED QUARTERLY FINANCIAL DATA

     Summarized unaudited quarterly financial data for 2006 and 2005 is as follows (amounts in thousands except per share data):

                                                           Quarter
                                                First    Second  Third   Fourth
                                               ---------------------------------
      2006
      Revenue                                  $73,029   78,477  90,520  77,478
      Operating income                           5,478    7,400  17,122   4,567
      Income before income taxes                 4,468    6,324  16,052   3,500
      Net income                                 2,580    3,813   9,606   1,201
      Basic income per common share                .22      .32     .82     .10
      Diluted income per common share              .21      .31     .78     .10

      2005
      Revenue                                  $58,397   71,449  72,699  73,633
      Operating income                             785   10,146   9,895   7,309
      Income (loss) before income taxes           (735)   5,477   9,028   6,255
      Net income (loss)                           (468)   3,324   5,498   3,478
      Basic income (loss) per common share        (.04)     .30     .50     .31
      Diluted income (loss) per common share      (.04)     .29     .47     .29

     Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year. Revenue for all previously reported quarters in 2006 and 2005 has been adjusted to reflect the presentation of revenue exclusive of uncompensated care, as discussed more thoroughly in Note 2.

     The Company incurred a pre-tax loss of $3,104,000 during the second quarter of 2005 associated with the early extinguishment of debt.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Air Methods Corporation:

Under date of March 9, 2007, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Company's December 31, 2006 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for revenue and estimated uncompensated care in 2006.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG LLP


Denver, Colorado
March 9, 2007

AIR METHODS CORPORATION
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                     Balance at
                                      Beginning                  Transfers and                   Balance at
Description                           of Period   Additions (a)      Other      Deductions (b)  End of Period
-------------------------------------------------------------------------------------------------------------
Allowance for contractual discounts
  Year ended December 31, 2006       $    24,700        120,585             --       (112,215)         33,070
  Year ended December 31, 2005            21,740         83,948             --        (80,988)         24,700
  Year ended December 31, 2004            16,785         82,150             --        (77,195)         21,740

Allowance for uncompensated care
  Year ended December 31, 2006       $    45,540         83,917             --        (77,913)         51,544
  Year ended December 31, 2005            26,040         60,792             --        (41,292)         45,540
  Year ended December 31, 2004            30,301         42,892             --        (47,153)         26,040

--------------
Notes:

(a)  Amounts excluded from revenue.
(b)  Actual write-offs and charges to allowances.


See accompanying Report of Independent Registered Public Accounting Firm.