Form 10-Q
period 2007-03-31
AIR METHODS CORP
filed 2007-05-10
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended             March  31,  2007
                                  ----------------------------------------------

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

The  number  of  shares of Common Stock, par value $.06, outstanding as of April
27,  2007,  was  11,886,613.

                                TABLE OF CONTENTS

                                    Form 10-Q

PART I.   FINANCIAL INFORMATION

          Item 1.     Consolidated Financial Statements

                      Consolidated Balance Sheets - March 31, 2007 and December 31, 2006   1

                      Consolidated Statements of Operations for the three months
                        ended March 31, 2007 and 2006                                      3

                      Consolidated Statements of Cash Flows for the three months ended
                        March 31, 2007 and 2006                                            4

                      Notes to Consolidated Financial Statements                           6

          Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                          9

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk          16

          Item 4.     Controls and Procedures                                             17

PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings                                                   18

          Item 1A.    Risk Factors                                                        18

          Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds         18

          Item 3.     Defaults upon Senior Securities                                     18

          Item 4.     Submission of Matters to a Vote of Security Holders                 18

          Item 5.     Other Information                                                   18

          Item 6.     Exhibits                                                            18


          SIGNATURES                                                                      19

                                 PART I: FINANCIAL INFORMATION

                           ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            AIR METHODS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands, except share and per share amounts)
                                          (unaudited)


                                                                      MARCH 31,   DECEMBER 31,
                                                                        2007          2006
                                                                     --------------------------
Assets
------

Current assets:
  Cash and cash equivalents                                          $    5,528          4,219
  Current installments of notes receivable                                  155            161
  Receivables:
    Trade                                                                99,500        100,559
    Refundable income taxes                                               2,363          4,898
    Other                                                                 2,266          2,298
                                                                     --------------------------
                                                                        104,129        107,755
                                                                     --------------------------

  Inventories                                                            11,354         10,819
  Work-in-process on medical interiors and products contracts             2,951          2,026
  Assets held for sale                                                    7,087          9,560
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                 4,112          2,982
  Deferred income taxes (note 5)                                            446            421
  Prepaid expenses and other                                              2,601          1,918
                                                                     --------------------------

      Total current assets                                              138,363        139,861
                                                                     --------------------------

Property and equipment:
  Land                                                                      251            251
  Flight and ground support equipment                                   160,407        155,478
  Buildings and other equipment                                          14,152         13,868
                                                                     --------------------------
                                                                        174,810        169,597
  Less accumulated depreciation and amortization                        (77,118)       (74,022)
                                                                     --------------------------

      Net property and equipment                                         97,692         95,575
                                                                     --------------------------

Goodwill                                                                  6,485          6,485
Notes and other receivables, less current installments                      164            198
Other assets, net of accumulated amortization of $4,002 and $3,710
  at March 31, 2007 and December 31, 2006, respectively                   9,417          8,038
                                                                     --------------------------

      Total assets                                                   $  252,121        250,157
                                                                     ==========================

                                                                                    (Continued)

                         AIR METHODS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS, CONTINUED
                (Amounts in thousands, except share and per share amounts)
                                       (unaudited)

                                                                 MARCH 31,   DECEMBER 31,
                                                                    2007         2006
                                                                 ------------------------
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Notes payable                                                  $    7,087         9,560
  Current installments of long-term debt                              9,757         8,749
  Current installments of obligations under capital leases            1,069         1,214
  Accounts payable                                                    9,181         8,532
  Deferred revenue                                                    2,305         2,329
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                               552           329
  Accrued wages and compensated absences                              9,165         6,894
  Due to third party payers                                           3,031         2,709
  Other accrued liabilities                                           7,268         7,513
                                                                 ------------------------

      Total current liabilities                                      49,415        47,829

Long-term debt, less current installments                            57,627        60,566
Obligations under capital leases, less current installments           1,480         1,780
Deferred income taxes (note 5)                                       20,636        21,062
Other liabilities                                                    10,466        11,606
                                                                 ------------------------

      Total liabilities                                             139,624       142,843
                                                                 ------------------------

Stockholders' equity (notes 2, 3 and 5):
  Preferred stock, $1 par value.  Authorized 5,000,000 shares,
    none issued                                                          --            --
  Common stock, $.06 par value. Authorized 16,000,000 shares;
    issued 11,886,613 and 11,874,613 shares at March 31, 2007
    and December 31, 2006, respectively                                 713           712
  Additional paid-in capital                                         71,029        70,106
  Retained earnings                                                  40,755        36,496
                                                                 ------------------------

      Total stockholders' equity                                    112,497       107,314
                                                                 ------------------------

      Total liabilities and stockholders' equity                 $  252,121       250,157
                                                                 ========================

See accompanying notes to consolidated financial statements.

                           AIR METHODS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except share and per share amounts)
                                          (unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                      2007           2006
                                                                 -----------------------------
Revenue:
  Flight revenue, net                                            $      79,161         71,424
  Sales of medical interiors and products                                2,297          1,605
                                                                 -----------------------------
                                                                        81,458         73,029
                                                                 -----------------------------

Operating expenses:
  Flight centers                                                        35,550         31,349
  Aircraft operations                                                   15,244         17,210
  Aircraft rental                                                        5,807          5,004
  Cost of medical interiors and products sold                            1,740            905
  Depreciation and amortization                                          3,411          3,171
  Loss on disposition of assets, net                                       152             85
  General and administrative                                            12,151          9,827
                                                                 -----------------------------
                                                                        74,055         67,551
                                                                 -----------------------------

        Operating income                                                 7,403          5,478

Other income (expense):
  Interest expense                                                      (1,422)        (1,356)
  Other, net                                                               455            346
                                                                 -----------------------------

Income before income taxes                                               6,436          4,468

Income tax expense                                                      (2,738)        (1,888)

                                                                 -----------------------------
        Net income                                               $       3,698          2,580
                                                                 =============================

Basic income per common share (note 4)                           $         .31            .22
                                                                 =============================

Diluted income per common share (note 4)                         $         .30            .21
                                                                 =============================

Weighted average number of common shares outstanding - basic        11,876,835     11,635,327
                                                                 =============================

Weighted average number of common shares outstanding - diluted      12,362,198     12,278,738
                                                                 =============================

See accompanying notes to consolidated financial statements.

                                   AIR METHODS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Amounts in thousands)
                                                 (unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                -----------------------------
                                                                                     2007           2006
                                                                                -----------------------------
Cash flows from operating activities:
  Net income                                                                    $       3,698          2,580
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization expense                                               3,411          3,171
    Deferred income tax expense (benefit)                                                 110           (151)
    Stock-based compensation                                                              753             78
    Tax benefit from exercise of stock options                                            (68)          (833)
    Loss on retirement of equipment, net                                                  152             85
    Changes in assets and liabilities:
      Increase in prepaid expenses and other current assets                              (683)           (98)
      Decrease (increase) in receivables                                                3,694         (5,357)
      Increase in inventories                                                            (535)          (318)
      Increase in work-in-process on medical interiors and costs in excess of
        billings                                                                       (2,055)          (769)
      Increase in accounts payable, other accrued liabilities, and other
        liabilities                                                                     1,857          3,545
      Increase (decrease) in deferred revenue and billings in excess of costs             199           (715)
                                                                                -----------------------------
          Net cash provided by operating activities                                    10,533          1,218
                                                                                -----------------------------

Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements                                  (5,389)        (3,669)
  Increase in notes receivable and other assets, net                                   (1,590)          (199)
                                                                                -----------------------------
          Net cash used by investing activities                                        (6,979)        (3,868)
                                                                                -----------------------------

                                                                     (Continued)

                      AIR METHODS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                               (Amounts in thousands)
                                    (unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                           2007           2006
                                                      -----------------------------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit      $      (1,313)         4,119
  Payments for debt issue costs                                 (40)           (18)
  Proceeds from long-term debt                                1,573             --
  Payments of long-term debt                                 (2,191)        (3,291)
  Payments of capital lease obligations                        (445)          (161)
  Tax benefit from exercise of stock options                     68            833
  Proceeds from issuance of common stock, net                   103          1,001
                                                      -----------------------------
    Net cash provided (used) by financing activities         (2,245)         2,483
                                                      -----------------------------

Increase (decrease) in cash and cash equivalents              1,309           (167)

Cash and cash equivalents at beginning of period              4,219          3,218
                                                      -----------------------------

Cash and cash equivalents at end of period            $       5,528          3,051
                                                      =============================


Interest paid in cash during the period               $       1,441          1,227
                                                      =============================

Income taxes paid in cash during the period           $          25            102
                                                      =============================

Non-cash investing and financing activities:

In the quarter ended March 31, 2007, the Company settled notes payable of $8,053 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $5,580 to finance the purchase of aircraft which are held for sale as of March 31, 2007.

As described in note 5, effective January 1, 2007, the Company implemented FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, resulting in an increase of $561 in deferred tax assets and in the January 1, 2007, balance of retained earnings.

In the quarter ended March 31, 2006, the Company settled notes payable of $4,778 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $3,733 to finance the purchase of aircraft which were held for sale as of March 31, 2006.

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

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS  OF  PRESENTATION
     -----------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

     Effective December 31, 2006, the Company changed its method of accounting for revenue and estimated uncompensated care. The Company now presents revenue exclusive of estimated uncompensated care within the consolidated statement of operations. Previously the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense. All prior period financial statements included in this report have been adjusted to reflect the new method of accounting.

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

(2)  STOCKHOLDERS'  EQUITY
     ---------------------

     Changes in stockholders' equity for the three months ended March 31, 2007, consisted of the following (amounts in thousands except share amounts):

                                                             Shares
                                                           Outstanding   Amount
                                                           ---------------------
          Balances at January 1, 2007                       11,874,613  $107,314

          Adoption of FIN 48                                        --       561
          Issuance of common shares for options exercised       12,000       103
          Tax benefit from exercise of stock options                --        68
          Stock-based compensation                                  --       753
          Net income                                                --     3,698
                                                           ---------------------

          Balances at March 31, 2007                        11,886,613  $112,497
                                                           =====================

(3)  STOCK-BASED COMPENSATION
     ------------------------

     The Company recognized $753,000 and $78,000 in stock-based compensation expense during the quarters ended March 31, 2007 and March 31, 2006, respectively. During the first quarter of 2007, options to purchase 194,500 shares were granted at a weighted fair value of $9.37. No options were granted during the first quarter of 2006. The aggregate intrinsic value of 12,000 and 131,023 options exercised during the quarters ended March 31, 2007 and 2006, was approximately $194,000 and $2,352,000, respectively.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(4)  INCOMEPER  SHARE
     ----------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.
     Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

     The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

                                                                             2007        2006
                                                                          ----------  ----------
          Weighted average number of common shares outstanding - basic    11,876,835  11,635,327
          Dilutive effect of:
            Common stock options                                             405,671     551,741
            Common stock warrants                                             79,692      91,670
                                                                          ----------------------
          Weighted average number of common shares outstanding - diluted  12,362,198  12,278,738
                                                                          ======================

     Common stock options totaling 249,500 were not included in the diluted shares outstanding for the quarter ended March 31, 2007, because their effect would have been anti-dilutive.

(5)  INCOME TAXES
     ------------

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting FIN 48, the Company recognized an increase of $561,000 in deferred tax assets, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At the adoption date of January 1, 2007 and at March 31, 2007, the Company had no gross unrecognized tax benefits. It is the Company's practice to recognize interest and penalties related to income tax matters in income tax expense. At March 31, 2007, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Internal Revenue Service recently concluded its examination of the Company's consolidated income tax return for the year ended June 30, 2004, and proposed no changes to the reported tax. The Company is no longer subject to state tax examinations by tax authorities for tax years before 2002. The Company is currently not under examination by any federal or state taxing authority.

(6)  NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159), which provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. Statement 159 permits an election to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect implementation of Statement 159 to have a material effect on its financial position or results of operations.

AIR METHODS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

                                                        Products    Corporate   Intersegment
     FOR QUARTER ENDED MARCH 31:      CBM       HBM     Division   Activities   Eliminations   Consolidated
     -------------------------------------------------------------------------------------------------------
     2007
     External revenue              $ 53,399    25,772      2,287           --             --         81,458
     Intersegment revenue                --       473      3,594           --         (4,067)            --
                                   -------------------------------------------------------------------------
     Total revenue                   53,399    26,245      5,881           --         (4,067)        81,458
                                   -------------------------------------------------------------------------

     Operating expenses             (43,395)  (22,401)    (4,509)      (3,410)         3,071        (70,644)
     Depreciation & amortization     (1,814)   (1,358)      (148)         (91)            --         (3,411)
     Interest expense                  (709)     (649)        --          (64)            --         (1,422)
     Other income, net                  437        --         --           18             --            455
     Income tax expense                  --        --         --       (2,738)            --         (2,738)
                                   -------------------------------------------------------------------------
     Segment net income (loss)     $  7,918     1,837      1,224       (6,285)          (996)         3,698
                                   =========================================================================

     Total assets                  $129,472   N/A       N/A           124,813         (2,164)       252,151
                                   =========================================================================

     2006
     External revenue              $ 45,506    25,954      1,569           --             --         73,029
     Intersegment revenue                --        --      3,244           --         (3,244)            --
                                   -------------------------------------------------------------------------
     Total revenue                   45,506    25,954      4,813           --         (3,244)        73,029
                                   -------------------------------------------------------------------------

     Operating expenses             (36,623)  (24,172)    (3,493)      (2,544)         2,452        (64,380)
     Depreciation & amortization     (1,652)   (1,338)      (107)         (74)            --         (3,171)
     Interest expense                  (728)     (599)        --          (29)            --         (1,356)
     Other income, net                  293        --         --           53             --            346
     Income tax expense                  --        --         --       (1,888)            --         (1,888)
                                   -------------------------------------------------------------------------
     Segment net income (loss)     $  6,796      (155)     1,213       (4,482)          (792)         2,580
                                   =========================================================================

     Total assets                  $ 95,511   N/A       N/A           135,096         (2,164)       228,443
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

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
- Community-Based Model (CBM) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2007 the CBM Division generated 66% of our total revenue, increasing from 62% in the first quarter of 2006.
- Hospital-Based Model (HBM) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the first quarter of 2007 the HBM Division generated 32% of our total revenue, decreasing from 36% in 2006.
- Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2007 the Products Division generated 2% of our total revenue, unchanged from 2006.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

- FLIGHT VOLUME. Fluctuations in flight volume have a greater impact on CBM operations than HBM operations because almost all of CBM revenue is derived from flight fees, as compared to approximately 35% of HBM revenue. By contrast, 81% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first quarter of 2007 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions-such as fog, high winds, or heavy precipitation-hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBM operations were approximately 8,300 for the first quarter of 2007 compared to approximately 7,600 for the first quarter of 2006. Patient transports for CBM bases open longer than one year (Same-Base Transports) were approximately 7,200 in the first quarter of 2007, compared to 7,500 in the first quarter of 2006. Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 45, or 2.4%, higher in the first quarter of 2007, compared to the first quarter of 2006.

- REIMBURSEMENT PER TRANSPORT. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBM and HBM at-risk operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. We have increased average prices for our CBM operations a total of 13% since the first quarter of 2006, contributing to an increase of 7.9% in net reimbursement per transport in the first quarter of 2007 compared to the first quarter of 2006. Provisions for contractual discounts and estimated uncompensated care for CBM operations are as follows:

                                               For quarters ended March 31,
                                                   2007           2006
                                               ----------------------------
          Gross billings                           100%           100%
          Provision for contractual discounts       33%            30%
          Provision for uncompensated care          18%            18%

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

     - AIRCRAFT MAINTENANCE. Both CBM and HBM operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM's) tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 35% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2006, we have taken delivery of 21 new aircraft and have the option to purchase fifteen additional aircraft through the end of 2007. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBM and HBM operations decreased 17.1% from the first quarter of 2006 to the first quarter of 2007, while total flight volume for CBM and HBM operations decreased less than 1% over the same period. During the first quarter of 2007, we incurred costs on fewer significant maintenance events related to older models of aircraft than during the first quarter of 2006. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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


RESULTS  OF  OPERATIONS

We reported net income of $3,698,000 for the three months ended March 31, 2007, compared to $2,580,000 for the three months ended March 31, 2006. Net flight revenue increased 10.8% in the first quarter of 2007 compared to 2006, primarily because of the addition of new base locations and an increase of 7.9% in net reimbursement per transport for CBM operations. Aircraft operating expenses also decreased 11.4%, mainly due to a decrease in maintenance cost on older models of aircraft.

FLIGHT OPERATIONS - COMMUNITY-BASED MODEL AND HOSPITAL-BASED MODEL

NET FLIGHT REVENUE increased $7,737,000, or 10.8%, from $71,424,000 to $79,161,000 for the three months ended March 31, 2007, compared to 2006. Flight revenue is generated by both CBM and HBM operations and is recorded net of provisions for contractual discounts and uncompensated care.

- CBM - Net flight revenue increased $7,893,000, or 17.3%, to $53,390,000 in the three months ended March 31, 2007, compared to 2006, for the following reasons:
     - Average price increases totaling approximately 13% for all CBM operations since the first quarter of 2006, including 7% effective January 1, 2007. Net reimbursement per transport increased approximately 7.9% in the first quarter of 2007 compared to 2006.
     - Incremental net revenue of $6,512,000 generated from the addition of fourteen new CBM bases either during or subsequent to the first quarter of 2006.
     - Decrease in Same-Base Transports of 3.5% in the first quarter of 2007 compared to 2006. Cancellations due to unfavorable weather conditions for CBM bases open longer than one year were 2.4% higher in the first quarter of 2007, compared to the first quarter of 2006.

- HBM - Net flight revenue decreased $156,000, or 0.6%, to $25,771,000 for the quarter ended March 31, 2007, for the following reasons:
     - Incremental revenue of $848,000 generated from the addition of one new contract and the expansion of two contracts subsequent to the first quarter of 2006.
     - Cessation of service under two contracts and the conversion of one contract to CBM in 2006, resulting in a decrease in revenue of approximately $1,253,000.
     - Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
     - Decrease of 5.7% in flight volume for all contracts excluding the new contract, contract expansions, and closed contracts discussed above.

FLIGHT CENTER COSTS (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $4,201,000, or 13.4%, to $35,550,000 for the quarter ended March 31, 2007, compared to 2006. Changes by business segment are as follows:

- CBM - Flight center costs increased $3,405,000, or 17.0%, to $23,420,000 for the following reasons:
     - Increase of approximately $3,106,000 for the addition of personnel to staff new base locations described above.
     -    Increases in salaries for merit pay raises.

- HBM - Flight center costs increased $795,000, or 7.0%, to $12,129,000 primarily due to the following:
     - Approximately $252,000 for the addition of personnel to staff new base locations described above.
     - Decrease of approximately $425,000 due to the base closures described above.
     -    Increases in salaries for merit pay raises.

AIRCRAFT OPERATING EXPENSES decreased $1,966,000, or 11.4%, for the quarter ended March 31, 2007, in comparison to the quarter ended March 31, 2006. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The decrease in costs is due to the following:
- Decrease of $2,317,000 in the cost of aircraft maintenance. Annual price increases in the cost of spare parts and overhauls were offset in part during the quarter by our ability to use exchange components rather than new parts in certain instances and by increased life-cycle intervals approved on certain life-limited components. Since the first quarter of 2006, we have added 35 new helicopters to our fleet and eliminated nine aircraft which were older models. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During the first quarter of 2007, we incurred costs on fewer significant maintenance events related to older models of aircraft than during the first quarter of 2006.
- Decreases in flight volume for bases open longer than one year for both CBM and HBM as described above.
- Increase of approximately 17.6% in the cost of aircraft fuel per hour flown.
-    Decrease in hull insurance rates effective July 2006.

AIRCRAFT RENTAL EXPENSE increased $803,000, or 16.0%, for the first quarter of 2007 compared to the first quarter of 2006. Incremental rental expense incurred in the first quarter of 2007 for eighteen leased aircraft added to our fleet subsequent to March 31, 2006, totaled $1,275,000. The increase for new aircraft was offset in part during the quarter by refinancing eight aircraft at lower lease rates.

MEDICAL  INTERIORS  AND  PRODUCTS

SALES OF MEDICAL INTERIORS AND PRODUCTS increased $692,000, or 43.1%, from $1,605,000 for the first quarter of 2006 to $2,297,000 for the first quarter of 2007. Significant projects in the first quarter of 2007 included production of 27 litter systems for the U.S. Army's Medical Evacuation Vehicle (MEV) and three modular, medical interior kits for commercial customers. Revenue by product line was as follows:
-    $293,000 - multi-mission interiors
-    $577,000 - modular medical interiors
-    $1,427,000 - other aerospace and medical transport products

Significant projects in the first quarter of 2006 included continued production of eleven Multi-Mission Medevac Systems for the U. S. Army's HH-60L Black Hawk helicopter and 21 MEV units. We also began production of two modular, medical interior kits for commercial customers. Revenue by product line was as follows:
-    $1,006,000 - multi-mission interiors
-    $417,000 - modular medical interiors
-    $182,000 - other aerospace and medical transport products

COST OF MEDICAL INTERIORS AND PRODUCTS increased $835,000, or 92.3%, for the three months ended March 31, 2007, as compared to the previous year, due partly to the change in sales volume. The average net margin earned on projects during 2007 was 21.1% compared to 41.5% in 2006, primarily due to the change in product mix.

GENERAL  EXPENSES

DEPRECIATION AND AMORTIZATION EXPENSE increased $240,000, or 7.6% for the three months ended March 31, 2007, compared to 2006, primarily as a result of placing two aircraft totaling $3,640,000 into service and the purchase of new rotable equipment and aircraft interiors.

GENERAL AND ADMINISTRATIVE (G&A) EXPENSES increased $2,324,000, or 23.6%, for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and program administration. G&A expenses for the quarter ended March 31, 2007, included stock compensation expense of $741,000 related to the grant of stock options. We also increased staffing in our Information Services department to support scheduled systems upgrades and CBM program administration staffing, particularly in the southeast region, to manage the growth of operations. G&A expenses were 14.9% of revenue in 2007, compared to 13.5% in 2006.

INTEREST EXPENSE increased $66,000, or 4.9%, in the first quarter of 2007, compared to the first quarter of 2006. Regularly scheduled payments of long-term debt offset increased borrowings against our line of credit. The average balance outstanding against the line of credit was $15.2 million in the first quarter of 2007 compared to $9.0 million in the first quarter of 2006.

INCOME TAX EXPENSE was $2,738,000 in the first quarter of 2006, compared to $1,888,000 in the first quarter of 2006, both at an effective tax rate of approximately 42%.


LIQUIDITY  AND  CAPITAL  RESOURCES

Our working capital position as of March 31, 2007, was $88,948,000, compared to $92,032,000 at December 31, 2006. Net receivables decreased $3,626,000 primarily due to a decrease in days' sales outstanding for CBM operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, from 133 days at December 31, 2006, to 122 days at March 31, 2007. In addition, receivables for refundable income taxes were offset in part by estimated income taxes payable for first quarter operations.

We had cash and cash equivalents of $5,528,000 at March 31, 2007, compared to $4,219,000 at December 31, 2006. Cash generated by operations was $10,533,000 in the first quarter of 2007, compared to $1,218,000 in the first quarter of 2006. Net receivable balances decreased $3,626,000 in the first quarter of 2007 compared to increasing $5,357,000 in the first quarter of 2006, for the reasons described above. Balances for accounts payable and other liabilities increased $1,857,000 in 2007, compared to $3,545,000 in 2006; balances at March 31, 2006, included an accrual of $1,654,000 for incremental salaries and benefits related to the implementation of the CBA with our pilots.

Cash used by investing activities totaled $6,979,000 in 2007 compared to $3,868,000 in 2006. Equipment acquisitions in the first quarter of 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $756,000 in deposits for future aircraft purchases and $510,000 related to the purchase of certain business assets from another air medical service provider in Florida. Equipment acquisitions in the first quarter of 2006 consisted primarily of a $1.4 million aircraft, as well as medical interior and avionics installations and information systems hardware and software.

Financing activities used $2,245,000 in 2007 compared to generating $2,483,000 in 2006. The primary use of cash in both 2007 and 2006 was regularly scheduled payments of long-term debt and capital lease obligations. In 2006 these payments were offset by draws against our line of credit and proceeds from the issuance of common stock. In March 2007, we originated a note payable of $1,573,000 with interest at 6.99% to finance the purchase of an aircraft which was previously leased under an operating lease agreement. The note is payable through March 2017.

OUTLOOK  FOR  2007

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based  Model

In the first quarter of 2007, we acquired certain business assets from another air medical service provider in Florida, resulting in the addition of two new base locations, and opened two other new bases in the southeast region and one in the northeast region. During the second quarter of 2007, we purchased certain business assets of another provider in South Carolina, resulting in the addition of two new base locations. We also expect to open three other new CBM bases during the second quarter. CBM flight volume at all other locations during 2007 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective January 1, 2007, we increased prices for our CBM operations an average of approximately 7%.

Hospital-Based  Model

Fifteen hospital contracts are due for renewal in 2007, two of which have been renewed for terms ranging from one to three years. A third customer has agreed to convert to CBM operations during the second quarter of 2007. Also during the second quarter, we signed two three-year contracts to begin rotor wing operations in Portland, Oregon, and Tyler, Texas, in late second quarter or early third quarter. We expect 2007 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products  Division

As of March 31, 2007, 27 MEV units for the U.S. Army and four commercial medical interiors or interior kits were in process. Deliveries under all contracts in process are expected to be completed by the third quarter of 2007, and remaining revenue is estimated at $1.6 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60M Multi-Mission Medevac units in total over an unspecified number of years and has funding for 54 units, in addition to the 39 units we have already completed, to be delivered by 2012. The M Model is the new model of the Black Hawk helicopter, replacing the HH-60L. There is no assurance that orders for additional units will be received in future periods. The new contract for 27 MEV units completes the current U.S. Army requirement for this program.

All  Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBM operations, successfully complete planned expansions of CBM and HBM operations, renew operating agreements for our HBM operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBM and CBM flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2007. We also have approximately $27,124,000 in borrowing capacity available under our revolving credit facility as of March 31, 2007.

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

Revenue  Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2007, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $1,094,000 in flight revenue.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $14,022,000 outstanding against the line of credit and $24,954,000 in notes payable. Based on the amounts outstanding at March 31, 2007, the annual impact of a change of 100 basis points in interest rates would be approximately $390,000. Interest rates on these instruments approximate current market rates as of March 31, 2007.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of March 31, 2007, we were party to one interest rate swap agreement which matures in February 2008. The swap agreement provides that we will pay a 3.62% fixed interest rate on $804,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM 4.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

Not Applicable.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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


                                        AIR METHODS CORPORATION


Date:  May 10, 2007                     By    \s\   Aaron D. Todd
                                          --------------------------------------
                                          Aaron D. Todd
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Date:  May 10, 2007                     By    \s\   Trent J. Carman
                                          --------------------------------------
                                          Trent J. Carman
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:  May 10, 2007                     By    \s\   Sharon J. Keck
                                          --------------------------------------
                                          Sharon J. Keck
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)