Form 10-Q
period 2007-06-30
AIR METHODS CORP
filed 2007-08-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 31, 2007, was 11,891,613.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$4,182	4,219
Current installments of notes receivable	143	161
Receivables:
Trade, net	102,127	100,559
Refundable income taxes	--	4,898
Other	3,998	2,298

Total receivables	106,125	107,755

Inventories	12,221	10,819
Work-in-process on medical interiors and products contracts	3,156	2,026
Assets held for sale	19,425	9,560
Costs and estimated earnings in excess of billings on uncompleted contracts	2,619	2,982
Deferred income taxes (note 5)	1,916	421
Prepaid expenses and other	2,042	1,918

Total current assets	151,829	139,861

Property and equipment:
Land	251	251
Flight and ground support equipment	160,463	155,478
Furniture and office equipment	13,454	13,868
	174,168	169,597
Less accumulated depreciation and amortization	(77,148)	(74,022)

Net property and equipment	97,020	95,575

Goodwill	6,485	6,485
Notes receivable, less current installments	136	198
Other assets, net of accumulated amortization of $1,496 and $3,710 at June 30, 2007 and December 31, 2006, respectively	10,521	8,038

Total assets	$265,991	250,157

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$19,100	9,560
Current installments of long-term debt	9,712	8,749
Current installments of obligations under capital leases	921	1,214
Accounts payable	9,147	8,532
Deferred revenue	2,983	2,329
Billings in excess of costs and estimated earnings on uncompleted contracts	557	329
Accrued wages and compensated absences	7,209	6,894
Due to third party payers	3,193	2,709
Other accrued liabilities	11,621	7,513

Total current liabilities	64,443	47,829

Long-term debt, less current installments	48,145	60,566
Obligations under capital leases, less current installments	1,234	1,780
Deferred income taxes (note 5)	20,143	21,062
Other liabilities	11,353	11,606

Total liabilities	145,318	142,843

Stockholders' equity (notes 2, 3, and 5):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 11,886,613 and 11,874,613 shares at June 30, 2007, and December 31, 2006, respectively	713	712
Additional paid-in capital	71,380	70,106
Retained earnings	48,580	36,496

Total stockholders' equity	120,673	107,314

Total liabilities and stockholders’ equity	$265,991	250,157

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Flight revenue, net (note 1)	$89,695	77,037	168,856	148,461
Sales of medical interiors and products	1,038	1,440	3,335	3,045
	90,733	78,477	172,191	151,506
Operating expenses:
Flight centers	37,244	32,972	72,794	64,321
Aircraft operations	17,419	19,621	32,663	36,831
Aircraft rental	6,019	5,365	11,826	10,369
Cost of medical interiors and products sold	386	551	2,126	1,456
Depreciation and amortization	3,479	3,194	6,890	6,365
Gain on disposition of assets, net	(497)	(647)	(345)	(562)
General and administrative	12,568	10,021	24,719	19,848
	76,618	71,077	150,673	138,628

Operating income	14,115	7,400	21,518	12,878

Other income (expense):
Interest expense	(1,318)	(1,470)	(2,740)	(2,826)
Other, net	491	394	946	740

Income before income taxes	13,288	6,324	19,724	10,792

Income tax expense	(5,463)	(2,511)	(8,201)	(4,399)

Net income	$7,825	3,813	11,523	6,393

Basic income per common share (note 4)	$.66	.32	.97	.55

Diluted income per common share (note 4)	$.63	.31	.93	.52

Weighted average number of common shares outstanding – basic	11,886,613	11,760,986	11,881,751	11,698,504

Weighted average number of common shares outstanding – diluted	12,431,098	12,318,161	12,382,830	12,300,428

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$11,523	6,393
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	6,890	6,365
Deferred income tax benefit	(1,853)	(1,748)
Stock-based compensation	1,104	186
Tax benefit from exercise of stock options	(68)	(833)
Gain on retirement and sale of equipment, net	(345)	(562)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(124)	272
Decrease (increase) in receivables	1,698	(12,938)
Increase in parts inventories	(1,402)	(622)
Increase in work-in-process on medical interiors and costs in excess of billings	(767)	(1,319)
Increase in accounts payable, other accrued liabilities, and other liabilities	4,992	1,910
Increase (decrease) in deferred revenue and billings in excess of costs	882	(1,465)
Net cash provided (used) by operating activities	22,530	(4,361)

Cash flows from investing activities:
Acquisition of property and equipment	(9,238)	(6,663)
Proceeds from disposition and sale of equipment and assets held for sale	1,529	1,803
Decrease (increase) in notes receivable and other assets	(2,686)	97
Net cash used by investing activities	(10,395)	(4,763)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$103	1,176
Tax benefit from exercise of stock options	68	833
Net borrowings (payments) under line of credit	(8,099)	11,939
Proceeds from issuance of long-term debt	1,573	2,749
Payments for debt issue costs	(46)	(80)
Payments of long-term debt	(4,932)	(7,586)
Payments of capital lease obligations	(839)	(347)
Net cash provided (used) by financing activities	(12,172)	8,684

Decrease in cash and cash equivalents	(37)	(440)

Cash and cash equivalents at beginning of period	4,219	3,218

Cash and cash equivalents at end of period	$4,182	2,778

Interest paid in cash during the year	$2,775	2,506

Income taxes paid in cash during the year	$4,593	2,927

Non-cash investing and financing activities:

In the six months ended June 30, 2007, the Company settled notes payable of $9,560 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $19,100 to finance the purchase of aircraft which are held for sale as of June 30, 2007.

As described in note 5, effective January 1, 2007, the Company implemented FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, resulting in an increase of $561 in deferred tax assets and in the January 1, 2007, balance of retained earnings.

In the six months ended June 30, 2006, the Company settled notes payable of $6,446 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $11,221 to finance the purchase of aircraft which were held for sale as of June 30, 2006.

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

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2007, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2007	11,874,613	$107,314

Adoption of FIN 48	--	561
Issuance of common shares for options exercised	12,000	103
Tax benefit from exercise of stock options	--	68
Stock-based compensation	--	1,104
Net income	--	11,523

Balances at June 30, 2007	11,886,613	$120,673

(3)	Stock-based Compensation

The Company recognized $351,000 and $1,104,000 in stock-based compensation expense during the quarter and six months ended June 30, 2007, respectively, and $107,000 and $185,000 during the quarter and six months ended June 30, 2006, respectively. During the six months ended June 30, 2007, options to purchase 194,500 shares were granted at a weighted fair value of $9.37. During the quarter and six months ended June 30, 2006, options to purchase 55,000 shares of stock were granted at a weighted average fair value of $9.46. During the six months ended June 30, 2007 and 2006, options to purchase 12,000 and 131,023 shares were exercised with aggregate intrinsic values totaling approximately $194,000 and $2,352,000, respectively.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued

(4)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2007	2006
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	11,886,613	11,760,986
Dilutive effect of:
Common stock options	460,817	477,800
Common stock warrants	83,668	79,375
Weighted average number of common shares outstanding – diluted	12,431,098	12,318,161

For six months ended June 30:
Weighted average number of common shares outstanding – basic	11,881,751	11,698,504
Dilutive effect of:
Common stock options	419,180	516,198
Common stock warrants	81,899	85,726
Weighted average number of common shares outstanding – diluted	12,382,830	12,300,428

Common stock options of 55,000 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2006, because their effect would have been anti-dilutive.

(5)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting FIN 48, the Company recognized an increase of $561,000 in deferred tax assets, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At the adoption date of January 1, 2007 and at June 30, 2007, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At June 30, 2007, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Internal Revenue Service recently concluded its examination of the Company’s consolidated income tax return for the year ended June 30, 2004, and proposed no changes to the reported tax. The Company is no longer subject to state tax examinations by tax authorities for tax years before 2002. The Company is currently not under examination by any federal or state taxing authority.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(6)	New Accounting Pronouncements

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between Hospital-Based Services (HBS), Products, and Corporate Activities for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in eighteen states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 26 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2007
External revenue	$61,846	27,860	1,027	--	--	90,733
Intersegment revenue	36	--	5,385	--	(5,421)	--
Total revenue	61,882	27,860	6,412	--	(5,421)	90,733
Operating expenses, excluding depreciation & amortization	(45,505)	(24,569)	(5,249)	(2,587)	4,771	(73,139)
Depreciation & amortization	(1,846)	(1,389)	(148)	(96)	--	(3,479)
Interest expense	(657)	(610)	--	(51)	--	(1,318)
Other income, net	473	--	--	18	--	491
Income tax expense	--	--	--	(5,463)	--	(5,463)
Segment net income (loss)	$14,347	1,292	1,015	(8,179)	(650)	7,825

Total assets	$142,270	N/A	N/A	125,885	(2,164)	265,991

2006
External revenue	$49,632	27,511	1,334	--	--	78,477
Intersegment revenue	--	--	2,908	--	(2,908)	--
Total revenue	49,632	27,511	4,242	--	(2,908)	78,477
Operating expenses, excluding depreciation & amortization	(40,212)	(25,431)	(2,990)	(1,564)	2,314	(67,883)
Depreciation & amortization	(1,596)	(1,406)	(108)	(84)	--	(3,194)
Interest expense	(771)	(677)	--	(22)	--	(1,470)
Other income, net	375	--	--	19	--	394
Income tax expense	--	--	--	(2,511)	--	(2,511)
Segment net income (loss)	$7,428	(3)	1,144	(4,162)	(594)	3,813

Total assets	$99,506	N/A	N/A	143,987	(2,164)	241,329

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)	Business Segment Information, continued

For six months ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2007
External revenue	$115,245	53,632	3,314	--	--	172,191
Intersegment revenue	36	473	8,979	--	(9,488)	--
Total revenue	115,281	54,105	12,293	--	(9,488)	172,191
Operating expenses, excluding depreciation & amortization	(88,900)	(46,970)	(9,758)	(5,997)	7,842	(143,783)
Depreciation & amortization	(3,660)	(2,747)	(296)	(187)	--	(6,890)
Interest expense	(1,366)	(1,259)	--	(115)	--	(2,740)
Other income, net	910	--	--	36	--	946
Income tax expense	--	--	--	(8,201)	--	(8,201)
Segment net income (loss)	$22,265	3,129	2,239	(14,464)	(1,646)	11,523

Total assets	$142,270	N/A	N/A	125,885	(2,164)	265,991

2006
External revenue	$95,138	53,465	2,903	--	--	151,506
Intersegment revenue	--	--	6,152	--	(6,152)	--
Total revenue	95,138	53,465	9,055	--	(6,152)	151,506
Operating expenses, excluding depreciation & amortization	(76,835)	(49,603)	(6,483)	(4,108)	4,766	(132,263)
Depreciation & amortization	(3,248)	(2,744)	(215)	(158)	--	(6,365)
Interest expense	(1,499)	(1,276)	--	(51)	--	(2,826)
Other income, net	668	--	--	72	--	740
Income tax expense	--	--	--	(4,399)	--	(4,399)
Segment net income (loss)	$14,224	(158)	2,357	(8,644)	(1,386)	6,393

Total assets	$99,506	N/A	N/A	143,987	(2,164)	241,329

(8)	Subsequent Event

On July 31, 2007, the Company entered into a Stock Purchase Agreement (the Agreement) to acquire 100% of the outstanding common stock of FSS Airholdings, Inc., the parent company of CJ Systems Aviation Group, Inc. The Agreement provides for a cash purchase price of $25.0 million due at closing, subject to customary closing adjustments. Closing is anticipated on October 1, 2007, but in no event later than October 31, 2007. The consummation of the transaction is subject to various consents and usual and customary closing conditions.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; flight volume and collection rates for CBS operations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2007 the CBS Division generated 67% of our total revenue, compared to 63% in the first six months of 2006.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2007, the HBS Division generated 31% of our total revenue, compared to 35% in the six months ended June 30, 2006.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The Products Division generated 2% of our total revenue in the six months ended June 30, 2007 and 2006.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 81% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2007 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 9,800 and 18,100 for the quarter and six months ended June 30, 2007, respectively, compared to approximately 8,900 and 16,500 for the quarter and six months ended June 30, 2006, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 8,300 and 15,600 in the quarter and six months ended June 30, 2007, respectively, compared to approximately 8,600 and 16,100 in the quarter and six months ended June 30, 2006, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 85, or 5.5%, and 130, or 3.8%, higher in the quarter and six months ended June 30, 2007, respectively, compared to 2006.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS and HBS at-risk operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. We have increased average prices for our CBS operations a total of 13% since the first quarter of 2006, contributing to an increase of 11.0% in net reimbursement per transport in the first six months of 2007 compared to the first six months of 2006. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2007	2006	2007	2006
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	29%	27%	31%	29%
Provision for uncompensated care	22%	25%	20%	22%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant changes in the percentage reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 33% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to spare parts price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2006, we have taken delivery of 25 new aircraft and have the option to purchase nine additional aircraft through the end of 2007. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 14.5% and 15.7% for the quarter and six months ended June 30, 2007, respectively, compared to 2006, while total flight volume for CBS and HBS operations increased 1.7% in the second quarter of 2007 and remained relatively unchanged during the six-month period, compared to 2006. During 2007 we incurred costs on fewer significant maintenance events related to older models of aircraft than during 2006. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Aircraft availability. The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another manufacturer for fifteen aircraft, with deliveries scheduled to begin in 2008, as well as options for an additional fifteen aircraft in future years.

•
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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Other employee groups may also elect to be represented by unions in the future.

RESULTS OF OPERATIONS

We reported net income of $7,825,000 and $11,523,000 for the quarter and six months ended June 30, 2007, respectively, compared to $3,813,000 and $6,393,000 for the quarter and six months ended June 30, 2006, respectively. Net flight revenue increased 16.4% and 13.7% for the quarter and six months ended June 30, 2007, compared to 2006, primarily because of the addition of new base locations and increases of 13.9% and 11.0%, respectively, in net reimbursement per transport for CBS operations. Aircraft operating expenses also decreased 11.2% and 11.3% for the quarter and six months ended June 30, 2007, respectively, mainly due to a decrease in maintenance cost on older models of aircraft.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $12,658,000, or 16.4%, and $20,395,000, or 13.7%, for the quarter and six months ended June 30, 2007, respectively, compared to 2006. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $12,218,000, or 24.6%, to $61,835,000 for the second quarter of 2007 and $20,111,000, or 21.1%, to $115,225,000 for the six months ended June 30, 2007, for the following reasons:

•
Average price increases totaling approximately 13% for all CBS operations since the first quarter of 2006, including 7% effective January 1, 2007. Net reimbursement per transport increased approximately 13.9% and 11.0% in the quarter and six months ended June 30, 2007, respectively, compared to 2006.

•
Incremental net revenue of $7,218,000 and $13,730,000 for the quarter and six months ended June 30, 2007, respectively, generated from the addition of nineteen new CBS bases either during or subsequent to the first six months of 2006.

•
Closure of one base during the fourth quarter of 2006 and the conversion of another base to HBS operations during the first quarter of 2007, resulting in decreases in net revenue of approximately $1,028,000 and $1,113,000 for the quarter and six months ended June 30, 2007.

•
Decreases of 2.9% and 3.2% in Same-Base Transports for the quarter and six months ended June 30, 2007, respectively, compared to the prior year. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 85, or 5.5%, and 130, or 3.8%, higher in the quarter and six months ended June 30, 2007, respectively, compared to 2006.

•
HBS – Net flight revenue increased $440,000, or 1.6%, to $27,860,000 for the second quarter of 2007 and $284,000, or 0.5%, to $53,631,000 for the six months ended June 30, 2007, for the following reasons:

•
Incremental net revenue of $1,136,000 and $2,070,000, for the quarter and six months ended June 30, 2007, respectively, from the addition of two new contracts, the expansion of two contracts, and the conversion of one CBS location to HBS operations during or subsequent to the second quarter of 2006.

•
Cessation of service under two contracts and the conversion of one contract to CBS operations in 2006, resulting in decreases in net revenue of approximately $1,279,000 and $2,532,000 for the quarter and six months ended June 30, 2007, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•
Decrease of 2.6% in flight volume for the six months ended June 30, 2007, compared to 2006, for all contracts excluding the new contracts, expansions, and closed contracts discussed above. Flight volume was relatively unchanged in the second quarter of 2007 compared to 2006.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $4,272,000, or 13.0%, and $8,473,000, or 13.2%, for the quarter and six months ended June 30, 2007, respectively, compared to 2006. Changes by business segment are as follows:

•
CBS – Flight center costs increased $3,139,000, or 14.6%, to $24,703,000 for the second quarter of 2007 and $6,545,000, or 15.7%, to $48,124,000 for the six months ended June 30, 2007, for the following reasons:

•	Increases of approximately $3,349,000 and $6,351,000 for the quarter and six months ended June 30, 2007, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $395,000 and $860,000 for the quarter and six months ended June 30, 2007, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs increased $1,133,000, or 9.9%, to $12,541,000 for the second quarter of 2007 and $1,928,000, or 8.5%, to $24,670,000 for the six months ended June 30, 2007, primarily due to the following:

•	Increases of approximately $500,000 and $790,000 for the quarter and six months ended June 30, 2007, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $349,000 and $774,000 for the quarter and six months ended June 30, 2007, respectively, due to the base closures described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses decreased $2,202,000, or 11.2%, and $4,168,000, or 11.3%, for the quarter and six months ended June 30, 2007, respectively, in comparison to the quarter and six months ended June 30, 2006. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
•
Decreases of $2,177,000 and $4,493,000 in the cost of aircraft maintenance for the quarter and six months ended June 30, 2007. Annual price increases in the cost of spare parts and overhauls were offset in part during the periods by our ability to use exchange components rather than new parts in certain instances and by increased life-cycle intervals approved on certain life-limited components. Since the first quarter of 2006, we have added forty new helicopters to our fleet and eliminated twelve aircraft which were older models. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During 2007 we incurred costs on fewer significant maintenance events related to older models of aircraft than during 2006.

•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases of approximately 10.2% and 15.4% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2007, respectively.
•	Decrease in hull insurance rates effective July 2006.

Aircraft rental expense increased $654,000, or 12.2%, and $1,457,000, or 14.1%, for the quarter and six months ended June 30, 2007, respectively, in comparison to the prior year. Incremental rental expense for 23 leased aircraft added to our fleet, either during or subsequent to the first six months of 2006, totaled $1,367,000 and $2,643,000 in the quarter and six months ended June 30, 2007, respectively. The increase for new aircraft was offset in part by refinancing eleven aircraft at lower lease rates.

Products Division

Sales of medical interiors and products decreased $402,000, or 27.9%, for the second quarter of 2007 but increased $290,000, or 9.5%, for the six months ended June 30, 2007, respectively, compared to 2006. Significant projects in 2007 included production of 27 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), which were nearly complete as of June 30, 2007, and five modular medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2007, was as follows:
•	$258,000 and $551,000 - multi-mission interiors
•	$503,000 and $1,081,000 - modular medical interiors
•	$277,000 and $1,703,000 - other aerospace and medical transport products

Significant projects in 2006 included continued production of eleven Multi-Mission Medevac Systems for the U. S. Army’s HH-60L Black Hawk helicopter and 21 MEV litter systems, which were nearly completed as of June 30, 2006. Production of five modular, medical interior kits for commercial customers was completed during the first two quarters of 2006, and six other kits were still in process as of June 30, 2006. Revenue by product line for the quarter and six months ended June 30, 2006, was as follows:
•	$555,000 and $1,561,000 - multi-mission interiors
•	$611,000 and $1,028,000 - modular medical interiors
•	$274,000 and $456,000 - other aerospace and medical transport products

Cost of medical interiors and products decreased $165,000, or 29.9%, for the second quarter of 2007 but increased $670,000, or 46.0%, for the six months ended June 30, 2007, due partly to the change in sales volume. The average net margin earned on projects during 2007 was 33.4% for the second quarter and 25.0% for the six-month period compared to 32.3% for the second quarter and 37.3% for the six-month period in 2006, primarily due to changes in product mix.

General Expenses

Depreciation and amortization expense increased $285,000, or 8.9%, and $525,000, or 8.2%, for the quarter and six months ended June 30, 2007, respectively, compared to 2006, primarily as a result of placing three aircraft totaling $5,862,000 into service and the purchase of new rotable equipment and aircraft interiors.

General and administrative (G&A) expenses increased $2,547,000, or 25.4%, and $4,871,000, or 24.5%, for the quarter and six months ended June 30, 2007, respectively, compared to 2006. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and program administration. G&A expenses for the quarter and six months ended June 30, 2007, included stock compensation expense of $332,000 and $1,065,000 related to the grant of stock options, compared to $69,000 and $159,000 of stock compensation expense in the quarter and six months ended June 30, 2006. We also increased staffing in our Information Services department to support scheduled systems upgrades and in CBS program administration staffing, particularly in the southeast region, to manage the growth of operations. G&A expenses were 13.9% and 14.4% of revenue for the quarter and six months ended June 30, 2007, respectively, compared to 12.8% and 13.1% of revenue for the quarter and six months ended June 30, 2006, respectively.

Interest expense decreased $152,000, or 10.3%, and $86,000, or 3.0%, in the quarter and six months ended June 30, 2007, respectively, compared to 2006, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against the Company’s line of credit during the second quarter. The average balance outstanding against the line was approximately $11.2 million and $13.1 million during the three and six months ended June 30, 2007, respectively, compared to $15.6 million and $12.5 million during the three and six months ended June 30, 2006, respectively.

Income tax expense was $5,463,000 and $8,201,000 in the quarter and six months ended June 30, 2007, respectively, and $2,511,000 and $4,399,000 in the quarter and six months ended June 30, 2006, respectively. The effective tax rate was approximately 42% for 2007, compared to approximately 41% for 2006. The higher effective tax rate in 2007 is the result of an increase in certain permanent book-tax differences.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position as of June 30, 2007, was $87,386,000, compared to $92,032,000 at December 31, 2006. Receivables for refundable income taxes of $4,898,000 at December 31, 2006, were either received during the six-month period or offset by estimated income taxes payable for 2007 operations, resulting in a liability of approximately $3,344,000 as of June 30, 2007.

Sources and Uses of Cash

We had cash and cash equivalents of $4,182,000 as of June 30, 2007, compared to $4,219,000 at December 31, 2006. Operating activities generated $22,530,000 in 2007, compared to using $4,361,000 in 2006, due in part to the improvement in operations. Net receivable balances decreased $1,698,000 in 2007 compared to increasing $12,938,000 in 2006, reflecting improved net reimbursement per transport for CBS operations, the change in receivables for refundable income taxes described above, and a decrease in days’ sales outstanding (DSO’s). DSO’s for CBS operations, measured by comparing net revenue for the annualized previous three-month period to outstanding open net accounts receivable, decreased from 133 days to 106 days over the six-month period ended June 30, 2007, compared to increasing from 119 days to 130 days during the six-month period ended June 30, 2006.

Cash used by investing activities totaled $10,395,000 in 2007 compared to $4,763,000 in 2006. Equipment acquisitions in 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $1.1 million in deposits for future aircraft purchases and $1.9 million related to the purchase of certain business assets from air medical service providers in Florida and South Carolina. In 2007 we also sold two aircraft for total proceeds of approximately $1.5 million. Equipment acquisitions in 2006 consisted primarily of a $1.4 million aircraft and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for Rocky Mountain Holdings, LLC, prior to acquisition by the Company in 2002.

Financing activities used $12,172,000 in 2007 compared to generating $8,684,000 in 2006. The primary use of cash in both 2007 and 2006 was regularly scheduled payments of long-term debt and capital lease obligations. In 2007 we also used cash generated by operations to pay down the balance outstanding against our line of credit. In 2006 draws against our line of credit and proceeds from the issuance of common stock upon the exercise of stock options offset regularly scheduled debt and capital lease payments. In March 2007, we originated a note payable of $1,573,000 with interest at 6.99% to finance the purchase of an aircraft which was previously leased under an operating lease agreement. The note is payable through March 2017.

Outlook for 2007

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

In the six months ended June 30, 2007, we acquired certain business assets from air medical service providers in Florida and South Carolina, resulting in the addition of four new base locations, and opened six other new CBS bases. At the end of June 2007, our contract with the State of Mississippi to provide air medical transportation services in Gulfport, Mississippi, expired. During the third quarter of 2007, one of our HBS customers converted to CBS operations. CBS flight volume at all other locations during 2007 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. We increased prices for our CBS operations an average of approximately 7% effective January 1, 2007, and approximately 5% effective July 8, 2007.

Hospital-Based Services

Fifteen hospital contracts are due for renewal in 2007; four have been renewed for terms ranging from one to three years, one converted to CBS operations during the third quarter, and one has opted to contract with another provider upon contract expiration in the fourth quarter. In the second quarter of 2007, we began rotor wing operations under a new three-year contract in Portland, Oregon, and expect to begin rotor wing operations under a contract in Tyler, Texas, in the third quarter. We expect 2007 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

As of June 30, 2007, two commercial medical interiors and a design contract with the U.S. Army for an upgraded HH-60M multi-mission interior were in process. Deliveries under all contracts in process are expected to be completed by mid-2008, and remaining revenue is estimated at $3.2 million.  In the third quarter, the division entered into a long-term agreement with American Eurocopter, LLC (AEC) to provide their single-engine emergency medical services customers with medical interiors, avionics and airframe modifications, and equipment. Under the terms of this agreement, AEC customers that select a single-engine aircraft will be offered Products Division’s services and products by AEC. There is no assurance that the agreement will result in any orders for the division’s services or products.

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

All Segments

On July 31, 2007, the Company entered into a Stock Purchase Agreement (the Agreement) to acquire 100% of the outstanding common stock of FSS Airholdings, Inc., the parent company of CJ Systems Aviation Group, Inc. (CJ). The Agreement provides for a cash purchase price of $25.0 million due at closing, subject to customary closing adjustments. Closing is anticipated on October 1, 2007, but in no event later than October 31, 2007. The consummation of the transaction is subject to various consents and usual and customary closing conditions. We expect to finance the purchase price through commercial bank term loans and new or existing lines of credit.  CJ provides air medical transport services throughout the United States under both the community-based and hospital-based service delivery models, utilizing a fleet of more than 113 helicopters and fixed-wing aircraft.

During the second quarter, our senior credit facility was amended to allow the Company to repurchase up to $10 million in shares of our common stock to be retired. As of June 30, 2007, we had not repurchased any shares of our common stock as allowed under this amendment.

There can be no assurance that we will successfully integrate CJ operations into our CBS and HBS divisions, continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2007. We also have approximately $36,358,000 in borrowing capacity available under our revolving credit facility as of June 30, 2007.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2007, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $2,036,000 in flight revenue.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $7,236,000 outstanding against the line of credit and $23,636,000 in notes payable. Based on the amounts outstanding at June 30, 2007, the annual impact of a change of 100 basis points in interest rates would be approximately $309,000. Interest rates on these instruments approximate current market rates as of June 30, 2007.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of June 30, 2007, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $791,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

Item 4.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: August 9, 2007	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 9, 2007	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 9, 2007	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer