Form 10-Q
period 2007-09-30
AIR METHODS CORP
filed 2007-11-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of October 26, 2007, was 12,069,446.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$10,477	4,219
Current installments of notes receivable	121	161
Receivables:
Trade, net	110,315	100,559
Refundable income taxes	--	4,898
Other	4,470	2,298

Total receivables	114,785	107,755

Inventories	11,735	10,819
Work-in-process on medical interiors and products contracts	3,019	2,026
Assets held for sale	15,540	9,560
Costs and estimated earnings in excess of billings on uncompleted contracts	3,365	2,982
Deferred income taxes (note 5)	1,031	421
Prepaid expenses and other	2,485	1,918

Total current assets	162,558	139,861

Property and equipment:
Land	251	251
Flight and ground support equipment	161,905	155,478
Furniture and office equipment	14,146	13,868
	176,302	169,597
Less accumulated depreciation and amortization	(79,061)	(74,022)

Net property and equipment	97,241	95,575

Goodwill	6,485	6,485
Notes receivable, less current installments	251	198
Other assets, net of accumulated amortization of $1,729 and $3,710 at September 30, 2007 and December 31, 2006, respectively	10,406	8,038

Total assets	$276,941	250,157

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2007	2006
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$15,540	9,560
Current installments of long-term debt	11,536	8,749
Current installments of obligations under capital leases	912	1,214
Accounts payable	9,576	8,532
Deferred revenue	3,070	2,329
Billings in excess of costs and estimated earnings on uncompleted contracts	939	329
Accrued wages and compensated absences	11,027	6,894
Due to third party payers	3,301	2,709
Other accrued liabilities	10,014	7,513

Total current liabilities	65,915	47,829

Long-term debt, less current installments	43,783	60,566
Obligations under capital leases, less current installments	1,587	1,780
Deferred income taxes (note 5)	20,121	21,062
Other liabilities	11,408	11,606

Total liabilities	142,814	142,843

Stockholders' equity (note 2):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,025,446 and 11,874,613 shares at September 30, 2007, and December 31, 2006, respectively	722	712
Additional paid-in capital	73,634	70,106
Retained earnings	59,771	36,496

Total stockholders' equity	134,127	107,314

Total liabilities and stockholders’ equity	$276,941	250,157

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Flight revenue, net (note 1)	$98,587	88,949	267,443	237,410
Sales of medical interiors and products	2,962	1,571	6,297	4,616
	101,549	90,520	273,740	242,026
Operating expenses:
Flight centers	38,398	34,380	111,193	98,701
Aircraft operations	19,482	20,450	52,145	57,281
Aircraft rental	6,327	5,490	18,153	15,859
Cost of medical interiors and products sold	1,944	899	4,070	2,355
Depreciation and amortization	3,395	3,239	10,285	9,604
Loss (gain) on disposition of assets, net	(1,201)	16	(1,546)	(546)
Litigation settlement	--	(1,417)	--	(1,417)
General and administrative	12,861	10,341	37,579	30,189
	81,206	73,398	231,879	212,026

Operating income	20,343	17,122	41,861	30,000

Other income (expense):
Interest expense	(1,169)	(1,522)	(3,909)	(4,348)
Loss on early extinguishment of debt	(757)	--	(757)	--
Other, net	612	452	1,558	1,192

Income before income taxes	19,029	16,052	38,753	26,844

Income tax expense	7,838	6,446	16,039	10,845

Net income	$11,191	9,606	22,714	15,999

Basic income per common share (note 4)	$.94	.82	1.91	1.36

Diluted income per common share (note 4)	$.89	.78	1.82	1.30

Weighted average number of common shares outstanding – basic	11,954,332	11,774,700	11,906,211	11,724,182

Weighted average number of common shares outstanding – diluted	12,542,816	12,275,968	12,448,801	12,291,559

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$22,714	15,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,285	9,604
Deferred income tax benefit	(990)	(1,201)
Stock-based compensation	1,467	311
Tax benefit from exercise of stock options	(588)	(833)
Gain on disposition of assets, net	(1,546)	(546)
Loss on early extinguishment of debt	757	--
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(580)	217
Increase in receivables	(7,030)	(23,904)
Increase in inventories	(916)	(923)
Increase in work-in-process on medical interiors and costs in excess of billings	(1,376)	(938)
Increase in accounts payable, other accrued liabilities, and other liabilities	8,290	7,000
Increase (decrease) in deferred revenue and billings in excess of costs	1,351	(1,964)
Net cash provided by operating activities	31,838	2,822

Cash flows from investing activities:
Acquisition of property and equipment	(13,866)	(13,228)
Proceeds from disposition and sale of equipment	4,852	1,803
Increase in notes receivable and other assets	(2,864)	(100)
Net cash used by investing activities	(11,878)	(11,525)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$1,483	1,526
Tax benefit from exercise of stock options	588	833
Net borrowings (repayments) under line of credit	(11,135)	14,057
Proceeds from issuance of long-term debt	26,573	2,749
Payments for debt issue costs	(618)	(87)
Payments of long-term debt	(29,434)	(9,246)
Debt retirement costs	(112)	--
Payments of capital lease obligations	(1,047)	(542)
Net cash provided (used) by financing activities	(13,702)	9,290

Increase in cash and cash equivalents	6,258	587

Cash and cash equivalents at beginning of period	4,219	3,218

Cash and cash equivalents at end of period	$10,477	3,805

Interest paid in cash during the year	$4,176	3,924

Income taxes paid in cash during the year	$12,444	8,577

Non-cash investing and financing activities:

In the nine months ended September 30, 2007, the Company wrote off $645 in debt origination costs related to the refinancing of certain term loans and its line of credit.

In the nine months ended September 30, 2007, the Company entered into capital lease obligations of $552 to finance the purchase of equipment.

In the nine months ended September 30, 2007, the Company settled notes payable of $9,560 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $15,540 to finance the purchase of aircraft which are held for sale as of September 30, 2007.

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

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2007, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2007	11,874,613	$107,314

Adoption of FIN 48	--	561
Issuance of common shares for options exercised	150,833	1,483
Tax benefit from exercise of stock options	--	588
Stock-based compensation	--	1,467
Net income	--	22,714

Balances at September 30, 2007	12,025,446	$134,127

(3)	Stock-based Compensation

The Company recognized $362,000 and $1,467,000 in stock-based compensation expense during the quarter and nine months ended September 30, 2007, respectively, and $125,000 and $311,000 during the quarter and nine months ended September 30, 2006, respectively. During the nine months ended September 30, 2007, options to purchase 208,000 shares were granted at a weighted average fair value of $9.74. During the nine months ended September 30, 2006, options to purchase 70,000 shares of stock were granted at a weighted average fair value of $9.14. During the nine months ended September 30, 2007 and 2006, options to purchase 84,833 and 175,023 shares were exercised with aggregate intrinsic values totaling approximately $2,310,000 and $2,999,000, respectively.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(4)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period.The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2007	2006
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	11,954,332	11,774,700
Dilutive effect of:
Common stock options	531,275	425,279
Common stock warrants	57,209	75,989
Weighted average number of common shares outstanding – diluted	12,542,816	12,275,968

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	11,906,211	11,724,182
Dilutive effect of:
Common stock options	468,231	484,937
Common stock warrants	74,359	82,440
Weighted average number of common shares outstanding – diluted	12,448,801	12,291,559

Common stock options of 13,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2007, because their effect would have been anti-dilutive. Common stock options of 70,000 and 55,000 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2006, respectively, because their effect would have been anti-dilutive.

(5)	Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting FIN 48, the Company recognized an increase of $561,000 in deferred tax assets, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At the adoption date of January 1, 2007 and at September 30, 2007, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At September 30, 2007, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2002. The Internal Revenue Service recently concluded its examination of the Company’s consolidated income tax return for the year ended June 30, 2004, and proposed no changes to the reported tax. The Company is no longer subject to state tax examinations by tax authorities for tax years before 2002. The Company is currently not under examination by any federal or state taxing authority.

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 26 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2007
External revenue	$69,237	29,410	2,902	--	--	101,549
Intersegment revenue	18	--	4,913	--	(4,931)	--
Total revenue	69,255	29,410	7,815	--	(4,931)	101,549

Operating expenses	(46,658)	(25,820)	(5,886)	(3,308)	3,861	(77,811)
Depreciation & amortization	(2,103)	(1,036)	(147)	(109)	--	(3,395)
Interest expense	(589)	(516)	--	(64)	--	(1,169)
Loss on early extinguishment of debt	--	--	--	(757)		(757)
Other income, net	565	--	--	47	--	612
Income tax expense	--	--	--	(7,838)	--	(7,838)
Segment net income (loss)	$20,470	2,038	1,782	(12,029)	(1,070)	11,191

Total assets	$165,431	N/A	N/A	113,674	(2,164)	276,941

2006
External revenue	$61,701	27,445	1,374	--	--	90,520
Intersegment revenue	--	382	5,586	--	(5,968)	--
Total revenue	61,701	27,827	6,960	--	(5,968)	90,520

Operating expenses	(40,960)	(25,963)	(5,336)	(2,800)	4,900	(70,159)
Depreciation & amortization	(1,748)	(1,303)	(109)	(79)	--	(3,239)
Interest expense	(815)	(700)	--	(7)	--	(1,522)
Other income, net	432	--	--	20	--	452
Income tax expense	--	--	--	(6,446)	--	(6,446)
Segment net income (loss)	$18,610	(139)	1,515	(9,312)	(1,068)	9,606

Total assets	$116,380	N/A	N/A	150,315	(2,164)	264,531

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued

(7)	Business Segment Information, continued

For nine months ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2007
External revenue	$184,482	83,042	6,216	--	--	273,740
Intersegment revenue	54	473	13,892	--	(14,419)	--
Total revenue	184,536	83,515	20,108	--	(14,419)	273,740

Operating expenses	(135,558)	(72,790)	(15,644)	(9,305)	11,703	(221,594)
Depreciation & amortization	(5,763)	(3,783)	(443)	(296)	--	(10,285)
Interest expense	(1,955)	(1,775)	--	(179)	--	(3,909)
Loss on early extinguishment of debt	--	--	--	(757)		(757)
Other income, net	1,475	--	--	83	--	1,558
Income tax expense	--	--	--	(16,039)	--	(16,039)
Segment net income (loss)	$42,735	5,167	4,021	(26,493)	(2,716)	22,714

Total assets	$165,431	N/A	N/A	113,674	(2,164)	276,941

2006
External revenue	$156,839	80,910	4,277	--	--	242,026
Intersegment revenue	--	382	11,738	--	(12,120)	--
Total revenue	156,839	81,292	16,015	--	(12,120)	242,026

Operating expenses	(117,795)	(75,566)	(11,819)	(6,908)	9,666	(202,422)
Depreciation & amortization	(4,996)	(4,047)	(324)	(237)	--	(9,604)
Interest expense	(2,314)	(1,976)	--	(58)	--	(4,348)
Other income, net	1,100	--	--	92	--	1,192
Income tax expense	--	--	--	(10,845)	--	(10,845)
Segment net income (loss)	$32,834	(297)	3,872	(17,956)	(2,454)	15,999

Total assets	$116,380	N/A	N/A	150,315	(2,164)	264,531

(8)	Subsequent Event

On October 1, 2007, the Company acquired 100% of the outstanding common stock of FSS Airholdings, Inc., the parent company of CJ Systems Aviation Group, Inc. (CJ), for a cash purchase price of $25.0 million. The purchase price was financed through $25 million of additional term loans under the Company’s Revolving Credit, Term Loan and Security Agreement dated September 17, 2007, with a commercial bank group. At closing, the Company also repaid $10.3 million of CJ’s long-term debt, including the outstanding balance against CJ’s line of credit.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; size, structure and growth of our air medical services and products markets; integration of CJ into our existing operations; flight volume and collection rates for CBS operations; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2007, the CBS Division generated 68% of our total revenue, increasing from 65% in the nine months ended September 30, 2006.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2007, the HBS Division generated 30% of our total revenue, decreasing from 33% in 2006.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The Products Division generated 2% of our total revenue in the nine months ended September 30, 2007 and 2006.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 79% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the nine months ended September 30, 2007 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were 10,466 and 28,519 for the quarter and nine months ended September 30, 2007, respectively, compared to 9,187 and 25,734 for the quarter and nine months ended September 30, 2006, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were 8,969 and 24,525 in the quarter and nine months ended September 30, 2007, respectively, compared to 8,953 and 25,018 in the quarter and nine months ended September 30, 2006, respectively.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 12.8% in the nine months ended September 30, 2007, compared to 2006, contributing to an increase of 6.8% in net reimbursement per transport in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2007	2006	2007	2006
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	31%	23%	31%	27%
Provision for uncompensated care	20%	22%	20%	22%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts from private patient payers and Medicare and Medicaid. Although we have not yet experienced significant changes in the percentage reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. As of September 30, 2007, five models of aircraft within our fleet, representing 32% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to spare parts price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. From January 1, 2006 through September 30, 2007, we have taken delivery of 29 new aircraft and have the option to purchase twelve additional aircraft through the end of 2007. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 8.1% and 13.0% for the quarter and nine months ended September 30, 2007, respectively, compared to 2006, while total flight volume for CBS and HBS operations increased 7.4% and 2.4% in the quarter and nine months ended September 30, 2007, compared to 2006. During the nine months ended September 30, 2007, we incurred costs on fewer significant maintenance events related to older models of aircraft than during the corresponding period in 2006. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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

RESULTS OF OPERATIONS

We reported net income of $11,191,000 and $22,714,000 for the three and nine months ended September 30, 2007, respectively, compared to net income of $9,606,000 and $15,999,000 for the three and nine months ended September 30, 2006, respectively. Net income for the nine months ended September 30, 2007, included a pre-tax loss on early extinguishment of debt of $757,000 (with a tax effect of approximately $310,000) and a pre-tax net gain on the disposition of assets of $1,546,000 (with a tax effect of approximately $634,000). Net income for the nine months ended September 30, 2006, included a litigation settlement of $1,417,000 (with a tax effect of approximately $581,000). Net flight revenue increased 10.8% and 12.7% for the quarter and nine months ended September 30, 2007, respectively, compared to 2006, primarily because of the addition of new base locations and an increase of 6.8% in net reimbursement per transport for CBS operations for the nine months ended September 30, 2007. Aircraft operating expenses also decreased 4.7% and 9.0% for the quarter and nine months ended September 30, 2007, respectively, mainly due to a decrease in maintenance cost on older models of aircraft.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $9,638,000, or 10.8%, and $30,033,000, or 12.7%, for the quarter and nine months ended September 30, 2007, respectively, compared to 2006. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $7,534,000, or 12.2%, to $69,225,000 for the third quarter of 2007 and $27,645,000, or 17.6%, to $184,450,000 for the nine months ended September 30, 2007, for the following reasons:

•
Increase of 12.8% in average gross charge per transport for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Net reimbursement per transport increased approximately 6.8% in the nine months ended September 30, 2007, compared to 2006, and remained relatively unchanged for the third quarter of 2007 compared to the third quarter of 2006.

•
Incremental net revenue of $10,053,000 and $23,783,000 for the quarter and nine months ended September 30, 2007, respectively, generated from the addition of 21 new CBS bases either during or subsequent to the nine months ended September 30, 2006, and pursuant to a contract to support the Federal Emergency Management Agency (FEMA) in disaster recovery efforts. During the third quarter of 2007, we mobilized thirteen aircraft to respond to the threat posed by Hurricane Dean in Texas.

•
Closure of one base during the fourth quarter of 2006 and the conversion of another base to HBS operations during the first quarter of 2007, resulting in decreases in net revenue of approximately $1,084,000 and $2,197,000 for the quarter and nine months ended September 30, 2007.

•
Decrease of 2.0% in Same-Base Transports for the nine months ended September 30, 2007, compared to the prior year. Same-Base Transports for the third quarter of 2007 were relatively unchanged compared to the third quarter of 2006. The decrease in Same-Base Transports has been partially attributed to shifting of transports to newly-opened bases in adjacent locations.

•
HBS – Net flight revenue increased $2,104,000, or 7.7%, to $29,362,000 for the third quarter of 2007 and $2,388,000, or 3.0%, to $82,993,000 for the nine months ended September 30, 2007, for the following reasons:

•
Incremental net revenue of $1,192,000 and $3,516,000, for the quarter and nine months ended September 30, 2007, respectively, from the addition of three new contracts, the expansion of two contracts, and the conversion of one CBS location to HBS operations during or subsequent to the nine months ended September 30, 2006.

•
Cessation of service under two contracts and the conversion of two contracts to CBS operations during or subsequent to the nine months ended September 30, 2006, resulting in decreases in net revenue of approximately $642,000 and $3,174,000 for the quarter and nine months ended September 30, 2007, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•
Increases of 6.2% and 0.4% in flight volume for the quarter and nine months ended September 30, 2007, respectively, compared to 2006, for all contracts excluding the new contracts, expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $4,018,000, or 11.7%, and $12,492,000, or 12.7%, for the quarter and nine months ended September 30, 2007, respectively, compared to 2006. Changes by business segment are as follows:

•
CBS – Flight center costs increased $3,097,000, or 13.6% to $25,851,000 and $9,642,000, or 15.0%, to $73,975,000 for the quarter and nine months ended September 30, 2007, respectively, for the following reasons:

•
Increases of approximately $3,879,000 and $10,165,000 for the quarter and nine months ended September 30, 2007, respectively, for the addition of personnel to staff new base locations and contracts described above.

•	Decreases of approximately $363,000 and $1,224,000 for the quarter and nine months ended September 30, 2007, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs increased $921,000, or 7.9%, to $12,547,000 and $2,850,000, or 8.3%, to $37,218,000 for the quarter and nine months ended September 30, 2007, respectively, primarily due to the following:

•	Increases of approximately $550,000 and $1,496,000 for the quarter and nine months ended September 30, 2007, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $233,000 and $1,007,000 for the quarter and nine months ended September 30, 2007, respectively, due to the base closures described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses decreased $968,000, or 4.7%, and $5,136,000, or 9.0%, for the quarter and nine months ended September 30, 2007, respectively, in comparison to 2006. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The decrease in costs is due to the following:
•
Decreases of $1,319,000 and $5,812,000 in the cost of aircraft maintenance for the quarter and nine months ended September 30, 2007, respectively. Annual price increases in the cost of spare parts and overhauls were offset in part during the periods by our ability to use exchange components rather than new parts in certain instances and by increased life-cycle intervals approved on certain life-limited components. Since the first quarter of 2006, we have placed 41 new helicopters into service and eliminated twelve aircraft which were older models. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During 2007 we incurred costs on fewer significant maintenance events related to older models of aircraft than during 2006.

•	Changes in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases of approximately 20.1% and 17.3% in the cost of aircraft fuel per hour flown for the quarter and nine months ended September 30, 2007, respectively.
•	Decrease in hull insurance rates effective July 2007 and 2006.

Aircraft rental expense increased $837,000, or 15.2%, and $2,294,000, or 14.5%, for the quarter and nine months ended September 30, 2007, respectively, in comparison to the quarter and nine months ended September 30, 2006. Incremental rental expense for 25 leased aircraft added to our fleet, either during or subsequent to the nine months ended September 30, 2006, totaled $1,302,000 and $3,945,000 in the quarter and nine months ended September 30, 2007, respectively. The increase for new aircraft was offset in part by selling two aircraft and refinancing ten at lower lease rates.

Products Division

Sales of medical interiors and products increased $1,391,000, or 88.5%, and $1,681,000, or 36.4%, for the quarter and nine months ended September 30, 2007, respectively, compared to 2006. Significant projects in 2007 included production of 27 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV) and nine modular medical interior kits for commercial customers. During the third quarter, we also began production of ten Multi-Mission Medevac Systems for the U. S. Army’s HH-60L Black Hawk helicopter. Revenue by product line for the quarter and nine months ended September 30, 2007, respectively, was as follows:
•	$1,094,000 and $1,645,000 - multi-mission interiors
•	$1,675,000 and $2,756,000 - modular medical interiors
•	$193,000 and $1,896,000 - other aerospace products

Significant projects in 2006 included continuation of production of eleven HH-60L units and 21 MEV litter systems. The 21 MEV units were completed during the third quarter of 2006. Five modular medical interior kits for commercial customers were completed during the nine months ended September 30, 2006, and six other kits were still in process as of September 30, 2006. Revenue by product line for the quarter and nine months ended September 30, 2006, respectively, was as follows:
•	$237,000 and $1,798,000 - multi-mission interiors
•	$1,058,000 and $2,086,000 - modular medical interiors
•	$276,000 and $732,000 - other aerospace products

Cost of medical interiors and products increased $1,045,000, or 116.2%, and $1,715,000, or 72.8%, for the quarter and nine months ended September 30, 2007, respectively, compared to the prior year, due partly to the change in sales volume. The average net margin earned on projects during 2007 was 28.3% for the third quarter and 26.5% for the nine-month period compared to 49.9% for the third quarter and 41.4% for the nine-month period in 2006, primarily due to the change in product mix.

General Expenses

Depreciation and amortization expense increased $156,000, or 4.8%, and $681,000, or 7.1%, for the quarter and nine months ended September 30, 2007, respectively, compared to 2006, primarily as a result of placing three aircraft totaling $5,862,000 into service and the purchase of new rotable equipment and aircraft interiors.

Net gain on disposition of assets for the quarter and nine months ended September 30, 2007, included a gain of approximately $1.2 million from the insurance settlement for one of our helicopters totaled in an accident during the third quarter.

Litigation settlement of $1,417,000 recorded during the quarter ended September 30, 2006, was the net amount received in settlement of a lawsuit we filed against a company related to the fatal crash of one of our helicopters in September 2002. The amount recorded was net of attorney fees and was related primarily to revenue lost in the Nevada CBS program during the period following the accident.

General and administrative (G&A) expenses increased $2,520,000, or 24.4%, and $7,390,000, or 24.5%, for the quarter and nine months ended September 30, 2007, respectively, compared to 2006. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and program administration. G&A expenses for the quarter and nine months ended September 30, 2007, included stock compensation expense of $339,000 and $1,404,000 related to the grant of stock options, compared to $104,000 and $262,000 of stock compensation expense in the quarter and nine months ended September 30, 2006. We also increased staffing in our Information Services department to support scheduled systems upgrades and in CBS program administration, particularly in the southeast region, to manage the growth of operations. G&A expenses were 12.7% and 13.7% of revenue for the quarter and nine months ended September 30, 2007, respectively, compared to 11.4% and 12.5% of revenue for the quarter and nine months ended September 30, 2006, respectively.

Interest expense decreased $353,000, or 23.2%, and $439,000, or 10.1%, in the quarter and nine months ended September 30, 2007, respectively, compared to 2006, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against our line of credit. The average balance outstanding against the line was approximately $4.0 million and $10.0 million during the three and nine months ended September 30, 2007, respectively, compared to $20.0 million and $14.9 million during the three and nine months ended September 30, 2006, respectively.

Loss on early extinguishment of debt for the quarter and nine months ended September 30, 2007, totaled $757,000 and related to the refinancing of $21.8 million in term loans and our line of credit in September 2007. We wrote off approximately $645,000 in debt origination costs related to the term loans and line of credit and paid a prepayment penalty and other related costs of $112,000 to the lenders.

Income tax expense was $7,838,000 and $16,039,000 in the quarter and nine months ended September 30, 2007, respectively, compared to $6,446,000 and $10,845,000 in the quarter and nine months ended September 30, 2006, respectively. The effective tax rate was approximately 41% for 2007, compared to approximately 40% for 2006. The higher effective tax rate in 2007 is the result of an increase in certain permanent book-tax differences.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position as of September 30, 2007, was $96,643,000, compared to $92,032,000 at December 31, 2006. Net trade receivables increased $9,756,000 consistent with increased revenue for the CBS and HBS divisions and increased net reimbursement for CBS operations. These effects were offset in part by a decrease in days’ sales outstanding (DSO’s) for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, from 126 days at December 31, 2006, to 107 days at September 30, 2007. The increased collections indicated by the improvement in DSO’s allowed us to significantly reduce the balance against our line of credit as of September 30, 2007, and to increase our cash position. Receivables for refundable income taxes of $4,898,000 at December 31, 2006, were either received during the nine-month period or offset by estimated income taxes payable for 2007 operations, resulting in a liability of approximately $1,954,000 as of September 30, 2007.

Sources and Uses of Cash

We had cash and cash equivalents of $10,477,000 as of September 30, 2007, compared to $4,219,000 at December 31, 2006. Cash generated by operations in the nine months ended September 30, 2007, totaled $31,838,000 compared to $2,822,000 in 2006. Net receivable balances increased $7,030,000 in 2007 compared to $23,904,000 in 2006, reflecting the change in receivables for refundable income taxes, and a decrease in DSO’s, as described above.

Cash used by investing activities totaled $11,878,000 in 2007 compared to $11,525,000 in 2006. Equipment acquisitions in 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $1.2 million in deposits for future aircraft purchases and $1.9 million related to the purchase of certain business assets from air medical service providers in Florida and South Carolina. In 2007 we also sold two aircraft for total proceeds of approximately $1.5 million and received an insurance settlement of approximately $3.0 million for one of our helicopters totaled in an accident. Equipment acquisitions in 2006 consisted primarily of two used aircraft for a total of approximately $2.1 million and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for Rocky Mountain Holdings, LLC, prior to the acquisition by the Company in 2002.

Financing activities used $13,702,000 in 2007 compared to generating $9,290,000 in 2006. The primary use of cash in both 2007 and 2006 was regularly scheduled payments of long-term debt and capital lease obligations. In 2006 these payments were offset by draws against our line of credit and proceeds from the issuance of common stock upon the exercise of stock options. In 2007 we paid down our line of credit balance by $11,135,000 and used $25 million of term loan proceeds to repay $21.8 million in term loans with another lender, as described below. Debt issuance costs of $618,000 were primarily associated with the new term loans.

In March 2007, we originated a note payable of $1,573,000 with interest at 6.99% to finance the purchase of an aircraft which was previously leased under an operating lease agreement. The note is payable through March 2017.

In September 2007, we entered into a Revolving Credit, Term Loan, and Security Agreement (Loan Agreement) which provides commitments for up to $50 million of revolving loans and up to $50 million of term loans. Proceeds from $25 million of term loans were used to refinance $28.8 million of outstanding obligations with another lender. In October 2007, an additional borrowing of $25 million in term loans under the Loan Agreement was used to fund the acquisition of FSS Airholdings, Inc. Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. The Loan Agreement requires us to comply with various covenants and financial ratios. As of September 30, 2007, we were in compliance with the covenants of the Loan Agreement. Quarterly principal payments of $1,785,000 on term loans commence June 30, 2008. The maturity date for the Loan Agreement is September 2012.

OUTLOOK FOR 2007

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

In 2007 we entered into a contract with FEMA to support its disaster recovery efforts as needed. During the third quarter of 2007, we mobilized thirteen aircraft to respond to the threat posed by Hurricane Dean in Texas. In the nine months ended September 30, 2007, we acquired certain business assets from air medical service providers in Florida and South Carolina, resulting in the addition of four new base locations, and opened seven other new CBS bases. At the end of June 2007, our contract with the State of Mississippi to provide air medical transportation services in Gulfport, Mississippi, expired. During the third quarter of 2007, one of our HBS customers converted to CBS operations. CBS flight volume at all other locations during 2007 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. We increased prices for our CBS operations an average of approximately 7% effective January 1, 2007, and approximately 5% effective July 8, 2007.

Hospital-Based Services

Fifteen hospital contracts are due for renewal in 2007; five have been renewed for terms ranging from one to three years, one converted to CBS operations during the third quarter, and one has opted to contract with another provider upon contract expiration in the fourth quarter. We made the decision not to renew one contract, which provided for risk-sharing with a hospital customer, when it expired in the third quarter. Contract negotiations with all other customers whose contracts expire in 2007 are in process. We began rotor wing operations under a new three-year contract in Oregon during the second quarter of 2007 and under a new three-year contract in Texas in the third quarter. During the fourth quarter we began operations under a new three-year contract which includes four aircraft in Pennsylvania. We expect 2007 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

As of September 30, 2007, four commercial medical interiors and a design contract with the U.S. Army for an upgraded HH-60M multi-mission interior were in process. In the third quarter the division also began production of ten HH-60L units. In the fourth quarter, the division received orders for two additional commercial medical interiors and fifty MEV units, as well as a contract to perform design work for an interim medical system for the U.S. Army. Deliveries under all contracts in process are expected to be completed by early 2009, and remaining revenue is estimated at $10.8 million. In the third quarter, the division entered into a long-term agreement with American Eurocopter, LLC (AEC) to provide their single-engine emergency medical services customers with medical interiors, avionics and airframe modifications, and equipment. Under the terms of this agreement, AEC customers that select a single-engine aircraft will be offered Products Division’s services and products by AEC. There is no assurance that the agreement will result in any orders for the division’s services or products. As of September 30, 2006, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $2.5 million.

The current U.S. Army Aviation Modernization Plan defines a requirement for 180 HH-60M Multi-Mission Medevac units in total over an unspecified number of years and has funding for 44 units, in addition to the 49 units we have already completed or have in process, to be delivered by 2012. The M Model is the new model of the Black Hawk helicopter, replacing the HH-60L. There is no assurance that orders for additional units will be received in future periods.

All Segments

On October 1, 2007, we acquired 100% of the outstanding common stock of FSS Airholdings, Inc., the parent company of CJ Systems Aviation Group, Inc. (CJ), for a cash purchase price of $25.0 million. The purchase price was financed through $25 million of additional borrowing under the Loan Agreement. At closing, we also repaid $10.3 million of CJ’s long-term debt, including the outstanding balance against CJ’s line of credit. CJ provides air medical transport services throughout the United States under both the community-based and hospital-based service delivery models, utilizing a fleet of more than 113 helicopters and fixed-wing aircraft.

There can be no assurance that we will successfully integrate CJ operations into our CBS and HBS divisions, continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2007. We also have approximately $45,010,000 in borrowing capacity available under our revolving credit facility as of September 30, 2007.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the nine months ended September 30, 2007, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $3,755,000 in flight revenue.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $4,200,000 outstanding against the line of credit and $25,778,000 in notes payable. Based on the amounts outstanding at September 30, 2007, the annual impact of a change of 100 basis points in interest rates would be approximately $300,000. Interest rates on these instruments approximate current market rates as of September 30, 2007.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of September 30, 2007, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $777,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

Item 4.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

There have been no material changes in our risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2006, except as noted below:

CJ Integration - On October 1, 2007, we acquired 100% of the outstanding common stock of FSS Airholdings, Inc., the parent company of CJ. While CJ is engaged in the same lines of business as Air Methods, it has operated in different geographic areas and under different procedures and protocols. As with any large acquisition, a significant effort is required to assimilate the operations, financial and accounting practices, and MIS systems, and to integrate key personnel from the acquired business. This acquisition may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not realize the anticipated benefits of this acquisition, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider the acquisition to be inappropriately priced.

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on August 8, 2007. At the meeting, Messrs. George W. Belsey, C. David Kikumoto, and Major General Carl H. McNair, Jr. (Ret.) were elected to Class I directorships. Voting results were as follows:

	Total Vote For Each Director	Total Vote Withheld From Each Director

George W. Belsey	10,271,473	518,522
C. David Kikumoto	10,272,019	517,976
MG Carl H. McNair, Jr. (Ret.)	9,276,390	1,513,605

Following the meeting, Ralph J. Bernstein; Samuel H. Gray; Lowell D. Miller, Ph. D.; Morad Tahbaz; Paul H. Tate; and Aaron D. Todd continued to serve as directors.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 9, 2007	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)