Form 10-K
period 2007-12-31
AIR METHODS CORP
filed 2008-03-14
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K

 (Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number   0-16079

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7301 South Peoria, Englewood, Colorado 80112
(Address of principal executive offices and zip code)

303-792-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

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
Large accelerated Filer ☐                                                      Accelerated Filer ☒                                                      Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $369,880,000

The number of outstanding shares of Common Stock as of February 29, 2008, was 12,151,879.

To Form 10-K

PART I

ITEM 1.	BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two service delivery models: Community-Based Services (CBS) and the Hospital-Based Services (HBS). FSS Airholdings, Inc. (FSS), Rocky Mountain Holdings, LLC (RMH), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) all operate as wholly-owned subsidiaries of Air Methods.

In October 2007, we acquired 100% of the outstanding common stock of FSS, the parent company of CJ Systems Aviation Group, Inc. (CJ) for $25 million in cash. The purchase price was financed through borrowings under our Revolving Credit, Term Loan and Security Agreement with a commercial bank group. CJ was headquartered in Pittsburgh, Pennsylvania, and provided air medical transportation services under both the community-based and hospital-based service delivery models throughout the United States utilizing a fleet of more than 113 helicopters and fixed-wing aircraft.

As of December 31, 2007, our CBS Division provided air medical transportation services in 21 states, while our HBS Division provided air medical transportation services to hospitals located in 32 states and the District of Columbia under operating agreements with original terms ranging from one to ten years. Under both CBS and HBS operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Under the CBS delivery model, our employees provide medical care to patients en route, while under the HBS delivery model, medical care en route is provided by employees or contractors of our customer hospitals. Our Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this report.

Community-Based Services

Services provided by our CBS Division include medical care, aircraft operation and maintenance, 24-hour communications and dispatch, and medical billing and collections. CBS aircraft are typically based at fire stations, airports, or hospital locations. CBS revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing revenue generated from operations to fluctuate accordingly.

The division operates 135 helicopters and four fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 21 states. Although the division does not generally contract directly with specific hospitals, it has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

The acquisition of CJ in October 2007 resulted in the addition of nineteen CBS bases, primarily in the Midwest and Southeast regions. Also in 2007, we acquired certain business assets from air medical service providers in Florida and South Carolina, resulting in the addition of four new base locations, and opened nine other new CBS bases, including the conversion of one of our HBS customers to CBS operations.  In 2007 we entered into a contract with the Federal Emergency Management Agency (FEMA) to support its disaster recovery efforts as needed. During the third quarter of 2007, we mobilized thirteen aircraft to respond to the threat posed by Hurricane Dean in Texas. At the end of June 2007, our contract with the State of Mississippi to provide air medical transportation services in Gulfport, Mississippi, expired.

Communications and dispatch operations for substantially all CBS locations are conducted from our national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed primarily from our offices in San Bernardino, California.

Competition for the CBS Division comes primarily from four national operators (OmniFlight, Inc.; PHI, Inc.; Med-Trans, Inc.; and Air Evac Lifeteam) and from smaller regional carriers and alternative air ambulance providers such as local governmental entities. We believe that our competitive strengths center on the quality of our patient care and customer service and the medical capability of the aircraft we deploy, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Availability of new aircraft to respond to growth opportunities also provides a competitive advantage. Unlike many other operators, we maintain in-house core competencies in hiring, training, and management of medical staff; billing and collection services; and dispatch and communication functions, in addition to aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhance control over the associated costs.

Hospital-Based Services

Our HBS Division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 187 helicopters and sixteen fixed wing aircraft in 32 states and the District of Columbia. Under the typical operating agreement with a hospital, we earn approximately 65% of our revenue from a fixed monthly fee and 35% from an hourly flight fee from the hospital, regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total.

The acquisition of CJ resulted in the addition of 28 hospital contracts, representing 74 base locations, in October 2007. Two of the CJ contracts, representing nine base locations, expired at the beginning of 2008 and were not renewed. We began operations under new contracts, representing a total of seven aircraft, in Oregon, Texas, and Pennsylvania during 2007. Of the fifteen Air Methods’ hospital contracts due for renewal in 2007, ten were renewed for terms ranging from one to three years, one converted to CBS operations, and two opted to contract with other providers upon contract expiration. We made the decision not to renew one contract, which provided for risk-sharing with a hospital customer, when it expired in the third quarter of 2007. Renewal of one contract is still under negotiation with the customer and is expected to be completed during the first quarter of 2008.

We operate some of our HBS contracts under the service mark AIR LIFE(R), which is generally associated within the industry with our standard of service.

Competition for the HBS Division comes primarily from four national operators: OmniFlight, Inc.; PHI, Inc.; Metro Aviation, Inc.; and Med-Trans, Inc. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs to their consumers. We believe that our competitive strengths center on the quality of our training, maintenance, and customer service and on the medical capability of the aircraft we deploy. Availability of new aircraft to respond to customer needs also provides a competitive advantage.

Aviation Support Services

Our aviation support services group is a full-service maintenance provider, performing airframe inspection, modification, repair and refurbishment; engine repair; component and hydraulic systems repair and overhaul; and non-destructive component testing at our headquarters in metropolitan Denver, Colorado, and at the former CJ headquarters in Pittsburgh, Pennsylvania, for both CBS and HBS divisions. We are a Customer Service Facility for American Eurocopter Corporation (AEC), Bell Helicopter, Inc. (Bell), and several avionics manufacturers and a Federal Aviation Administration (FAA) Certified Repair Station authorized to perform airframe, avionics, and engine repairs. In-house repair, maintenance, and testing capabilities provide cost savings and decrease aircraft down time by avoiding the expense and delay of having this work performed by nonaffiliated vendors. The aviation support services group also provides aircraft procurement, spare parts and medical supplies procurement, inventory, and aircraft recordkeeping services for our flight operations and maintains the Approved Aircraft Inspection Program (AAIP) for the Part 135 operations certificate.

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

We maintain patents covering several products, including the Litter Lift System, used in the U.S. Army’s HH-60L helicopter and in the Medical Evacuation Vehicle (MEV), and the Articulating Patient Loading System and Modular Equipment Frame, which were developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are generally widely available from several different vendors.

In 2007, we completed production of 27 MEV litter systems and seven modular medical interior kits for commercial customers. As of December 31, 2007, contracts for ten HH-60L units, fifty MEV units, and three commercial medical interiors were in process. We also have two design contracts with the U.S. Army: one for an upgraded HH-60M multi-mission interior and one for an interim medical system. The M Model is the new model of the Black Hawk helicopter, replacing the HH-60L. Deliveries under all contracts in process are expected to be completed by early 2009, and remaining revenue is estimated at $7.4 million. As of December 31, 2006, the revenue remaining to be recognized on medical interiors and other products in process was estimated at $2.6 million.

In the third quarter of 2007, the division entered into a long-term agreement with AEC to provide their single-engine emergency medical services customers with medical interiors, avionics and airframe modifications, and equipment. Under the terms of this agreement, AEC customers that select a single-engine aircraft will be offered Products Division’s services and products by AEC. There is no assurance that the agreement will result in any orders for the division’s services or products.

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

Employees

As of December 31, 2007, we had 2,739 full time and 394 part time employees, comprised of 1,076 pilots; 534 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 833 flight nurses and paramedics; and 690 business and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Other employee groups may also elect to be represented by unions in the future.

Government Regulation

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification. Air Methods and CJ each hold a Part 135 Air Carrier Certificate, and Air Methods, Mercy Air, LifeNet, and CJ each hold Part 145 Repair Station Certificates from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2007, we are not aware of any foreign person who holds more than 5% of outstanding Common Stock.

In 2006 the FAA updated its interpretation of existing standards regarding operational control. Operational control refers to the ability of a Part 135 certificate holder to track, communicate with, and affect a flight by its aircraft while en route. In 2007, in response to these new interpretations, we completed the implementation of an FAA-approved training course for all communication specialists, both employees and contractors, that perform flight tracking on our aircraft and the establishment of an operational control center which allows us, from a single location, to track flight plans and flight conditions for all aircraft and to contact our pilots en route.

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission (SEC) regulations, and NASDAQ Market rules.

Internet Address

Our internet site is www.airmethods.com. We make available free of charge, on or through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the Securities and Exchange Commission. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

ITEM 1A.	RISK FACTORS

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those discussed in “Outlook for 2008” and those described below.

•
Flight volume – Almost all CBS revenue and approximately 35% of HBS revenue is dependent upon flight volume. Approximately 24% of our total operating expenses also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBS operating revenue during these months. Flight volume for CBS operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. The past several years have seen significant increases in the number of community-based units operated within the industry. Although to date we have not experienced an overall decrease in patient transports for CBS bases open longer than one year (Same-Base Transports) on an annual basis primarily attributed to competition, further increases in the total number of community-based units may create overcapacity which may, in turn, lead to reductions in flight volume for any one provider.

•
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBS Division invoices patients and their insurers directly for services rendered and recognizes revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBS transports.

•
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from AEC and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2007, AEC aircraft comprise 73% of our helicopter fleet while Bell aircraft constitute 22%. Almost all of the new helicopters scheduled for delivery in 2008 are AEC aircraft. Since both manufacturers are essentially sold out of new aircraft for the foreseeable future, both have been passing through increases in the price of new aircraft and spare parts which are higher than overall inflationary trends. In addition, increases in spare parts prices tend to be higher for aircraft which are no longer in production. Increases in our monthly and hourly flight fees billed to our HBS customers in certain cases are limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to our HBS customers. The ability to pass on price increases for CBS operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

•
Aircraft availability – The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Most major helicopter manufacturers are sold out of the majority of new aircraft models suitable for medical missions for at least the next two years. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft and limit our exposure to the effect of price increases on new aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another aircraft manufacturer for fifteen aircraft, with deliveries scheduled to begin in late 2008 or early 2009, as well as options for an additional fifteen aircraft in future years. In addition, prior to the acquisition, CJ had signed purchase commitments for seventeen aircraft which were still in effect as of December 31, 2007. Despite these purchase commitments and options, if our future needs for aircraft exceed our current projections, the shortage of aircraft could prevent us from pursuing certain expansion opportunities. If our future needs for aircraft are less than our current projections, the ownership costs for new deliveries could exceed our ability to recover them through increased revenue. Presently, a vibrant secondary market for these models of aircraft exists which may allow us to sell aircraft not needed in our operations.

•
Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. There can be no assurance that the CBA will be renewed prior to expiration, and if the CBA is renewed, there can be no assurance that the renewal terms will resemble the terms of the current CBA. Union personnel have also actively attempted to organize other employee groups in the past and these groups may elect to be represented by unions in the future.

•
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

•
Competition – HBS operations face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. In addition to the national and regional providers, CBS operations also face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing contracts in the future.

•
Fuel costs – Fuel accounted for 3.3% of total operating expenses for the year ended December 31, 2007. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. The price per barrel of oil has maintained near record levels over the past several years. We cannot predict the future cost and availability of fuel. The unavailability of adequate fuel supplies could have an adverse effect on our cost of operations and profitability. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs.

•
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during medical flights. Under HBS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBS operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. A significant downturn in insurance market conditions could have a material adverse effect on our cost of operations. Approximately 43% of any increases in hull and liability insurance may be passed through to our HBS customers according to contract terms. In addition, loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationship with such hospitals.

•
Restrictive debt covenants – Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of cash dividends. These covenants may restrict future growth through the limitation on acquisitions and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

•
Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which impose significant compliance costs on us. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBS revenue and indirectly affect HBS revenue from customers. Changes in laws or regulations or in reimbursement rates could have a material adverse impact on our cost of operations or revenue from flight operations. Periodically the FAA issues airworthiness directives covering one or more models of aircraft. Although we believe that our aircraft are currently in compliance with all FAA-issued airworthiness directives, additional airworthiness directives likely will be issued in the future and may result in additional operating costs or make a particular model of aircraft uneconomical to operate. In recent years, the accident rate for the entire air medical transportation industry has exceeded historical levels, leading to increased scrutiny from government regulatory agencies. Such increased scrutiny could result in new regulations and increases in the cost of compliance with regulations.

•
Compliance with corporate governance and public disclosure regulations – Laws, regulations, and standards relating to corporate governance and public disclosure—including the Sarbanes-Oxley Act of 2002, related SEC regulations, and NASDAQ Market rules—are subject to varying interpretations in many cases due to lack of specificity. Their application may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to maintain high standards of corporate governance and public disclosure in compliance with evolving laws and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. In particular, compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to include management and auditor reports on internal controls as part of our annual report, has required commitment of significant financial and managerial resources. In addition, board members, the chief executive officer, and the chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers. If efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

•
Internal controls – We are required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of our annual report. Management concluded that internal control over financial reporting was effective at December 31, 2007, and our independent auditors attested to that conclusion. As permitted by SEC guidance, management’s assessment of the effectiveness of our internal control over financial reporting excludes the evaluation of internal controls over financial reporting of FSS Airholdings, Inc. and its subsidiaries, which were acquired on October 1, 2007. There can be no assurance that material weaknesses in internal controls over financial reporting will not be discovered in the future or that we and our independent auditors will be able to conclude that internal control over financial reporting is effective in the future. Although it is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on us, it may subject us to regulatory scrutiny and result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of our financial reports.

•
Debt and lease obligations – We are obligated under debt facilities providing for up to approximately $152.7 million of indebtedness, of which approximately $114.2 million was outstanding (net of $5.1 million of cash) at December 31, 2007, and operating lease obligations which total $352.9 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

•
Department of Defense funding – Several of the projects which have historically been significant sources of revenue for the Products Division, including HH-60L and MEV systems, are dependent upon Department of Defense funding. Failure of the U.S. Congress to approve funding for the production of additional HH-60L or MEV units could have a material adverse impact on Products Division revenue.

•
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2007, we are not aware of any foreign person who holds more than 5% of outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

The lease for our headquarters, consisting of approximately 108,000 square feet of office and hangar space, in metropolitan Denver, Colorado, at Centennial Airport extends through October 2008. We have entered into an agreement to purchase the buildings, subject to an existing ground lease with the airport authority which expires in October 2044, in October 2008 for approximately $6,725,000 plus the cost of certain building improvements. We are currently exploring financing options to fund the purchase of the building. We also own and lease various properties for depot level maintenance and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2007, we managed and operated a fleet of 342 aircraft, composed of the following:

Type	Number of Company-Owned Aircraft	Number of Company-Leased Aircraft	Number of Customer- Owned Aircraft	Total

Helicopters:
Bell 206	4	2	1	7
Bell 222	13	13	--	26
Bell 230	--	--	1	1
Bell 407	8	6	7	21
Bell 412	3	2	--	5
Bell 430	--	2	10	12
Eurocopter AS 350	13	46	4	63
Eurocopter AS 355	2	2	--	4
Eurocopter AS 365	1	2	6	9
Eurocopter BK 117	18	41	6	65
Eurocopter BO 105	2	3	--	5
Eurocopter EC 130	--	10	--	10
Eurocopter EC 135	--	55	10	65
Eurocopter EC 145	--	7	6	13
Boeing MD 902	--	--	1	1
Agusta 109	2	7	5	14
Agusta 119	--	--	1	1
	66	198	58	322

Airplanes:
King Air E 90	1	1	2	4
King Air B 100	--	3	--	3
King Air B 200	1	1	3	5
Lear 55	--	1	--	1
Pilatus PC 12	--	2	5	7
	2	8	10	20

TOTALS	68	206	68	342

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

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

Year Ended December 31, 2007

Common Stock	High	Low

First Quarter	$29.11	$22.62
Second Quarter	37.58	24.64
Third Quarter	48.68	36.89
Fourth Quarter	57.47	44.82

Year Ended December 31, 2006

Common Stock	High	Low

First Quarter	$30.00	$17.45
Second Quarter	31.00	20.44
Third Quarter	26.30	18.28
Fourth Quarter	29.55	22.77

As of February 29, 2008, there were approximately 222 holders of record of our common stock. We estimate that we have approximately 4,500 beneficial owners of common stock.

We have not paid any cash dividends since inception and intend to retain any future earnings to finance the growth of our business rather than to pay dividends. In addition, our senior credit facility contains a covenant which restricts the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2002 through December 31, 2007, against the Standard & Poor’s 500 Index (S&P 500) and “peer group” companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of five hundred publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Airnet Systems Income; Bristow Group, Inc.; Home Energy Savings Corp.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2002, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
AIR METHODS CORPORATION	100.00	157.52	150.85	303.46	489.74	871.25
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
PEER GROUP	100.00	109.67	135.21	139.67	178.84	278.39

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the year ended December 31, 2007, increased in part as a result of the acquisition of CJ in October 2007. See “Business – General” in Item 1 of this report. Revenue for all years has been adjusted to reflect the presentation of revenue exclusive of uncompensated care, as discussed in Note 2 to the consolidated financial statements.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$396,349	319,504	276,178	230,211	209,936

Operating expenses	(293,424)	(244,227)	(211,072)	(184,458)	(169,164)
General and administrative expenses	(53,298)	(40,710)	(36,971)	(33,691)	(25,209)
Other expense, net	(4,179)	(4,223)	(8,110)	(6,698)	(7,197)

Income before income taxes	45,448	30,344	20,025	5,364	8,366
Income tax expense	(17,911)	(13,144)	(8,193)	(2,121)	(3,263)

Income before cumulative effect of change in accounting principle	27,537	17,200	11,832	3,243	5,103
Cumulative effect of change in method of accounting for maintenance costs, net of income taxes	-	-	-	8,595	-

Net income	$27,537	17,200	11,832	11,838	5,103

Basic income per common share:
Income before cumulative effect of change in accounting principle	$2.30	1.46	1.07	.30	.53
Cumulative effect of change in method of accounting for maintenance costs, net of income taxes	-	-	-	.79	-
Net income	$2.30	1.46	1.07	1.09	.53

Diluted income per common share:
Income before cumulative effect of change in accounting principle	$2.20	1.40	1.02	.29	.51
Cumulative effect of change in method of accounting for maintenance costs, net of income taxes	-	-	-	.76	-
Net income	$2.20	1.40	1.02	1.05	.51

Weighted average number of shares of Common Stock outstanding - basic	11,953,871	11,748,107	11,058,971	10,894,863	9,665,278

Weighted average number of shares of Common Stock outstanding - diluted	12,512,077	12,306,047	11,654,885	11,314,827	10,052,989

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$369,552	250,157	221,532	204,723	215,649
Long-term liabilities	125,433	95,014	89,649	89,490	114,657
Stockholders' equity	142,020	107,314	86,211	73,079	60,688

SELECTED OPERATING DATA

	2007		2006	2005	2004	2003
For year ended December 31:
CBS patient transports	39,256	(1)	34,116	31,841	30,159	25,676
HBS medical missions	59,658	(1)	50,670	49,644	46,630	46,570
As of December 31:
CBS bases	106		76	69	64	59
HBS bases	157		90	87	86	78

(1) Includes transports and missions for CJ locations from October 1, 2007 through December 31, 2007, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; successful integration of CJ; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2007 the CBS Division generated 64% of our total revenue, compared to 65% in 2006 and 61% in 2005.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists primarily of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In 2007 the HBS Division generated 33% of our total revenue, compared to 34% in 2006 and 36% in 2005.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2007 the Products Division generated 3% of our total revenue, compared to 1% in 2006 and 3% in 2005.

See Note 13 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 76% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the year ended December 31, 2007, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 39,300 for 2007 compared to approximately 34,100 for 2006. Same-Base Transports for CBS operations were approximately 32,200 in 2007 compared to 33,300 in 2006. The decrease in Same-Base Transports has been partially attributed to shifting of transports to newly-opened bases in adjacent locations.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 12.5% in the year ended December 31, 2007, compared to 2006, contributing to an increase of 7.1% in net reimbursement per transport in the year ended December 31, 2007, compared to the year ended December 31, 2006. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for CBS operations are as follows:

	For years ended December 31,
	2007	2006	2005
Gross billings	100%	100%	100%
Provision for contractual discounts	32%	29%	26%
Provision for uncompensated care	19%	20%	19%

The increase in the total percentage of uncollectible accounts is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers (OEM’s) tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 31% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2006, we have taken delivery of 48 new aircraft and have the option to purchase 34 additional aircraft through the end of 2008. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 3.3% from 2006 to 2007, while total flight volume for CBS and HBS operations increased 14.8% over the same period. During the year ended December 31, 2007, we incurred costs on fewer significant maintenance events related to older models of aircraft than during 2006. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Aircraft availability. The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another manufacturer for fifteen aircraft, with deliveries scheduled to begin in late 2008 or 2009, as well as options for an additional fifteen aircraft in future years.

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

Results of Operations

Year ended December 31, 2007 compared to 2006

We reported net income of $27,537,000 for the year ended December 31, 2007, compared to $17,200,000 for the year ended December 31, 2006. Net income for the year ended December 31, 2007, included a pre-tax loss on early extinguishment of debt of $757,000 (with a tax effect of approximately $310,000). Net income for the year ended December 31, 2006, included a litigation settlement of $1,417,000 (with a tax effect of approximately $581,000).

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $72,498,000, or 23.1%, from $313,879,000 for the year ended December 31, 2006, to $386,377,000 for the year ended December 31, 2007. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $48,085,000, or 23.3%, to $254,871,000 for the following reasons:
•	Net revenue of $11,052,000 from CJ’s CBS operations from the acquisition date through December 31, 2007.
•	Increase of 12.5% in average gross charge per transport for the year ended December 31, 2007, compared to 2006. Net reimbursement per transport increased approximately 7.1% over the same period.
•
Incremental net revenue of $30,066,000 generated from the addition of 23 new CBS bases during either 2007 or 2006, and $992,000 pursuant to a contract to support FEMA in disaster recovery efforts. During the third quarter of 2007, we mobilized thirteen aircraft to respond to the threat posed by Hurricane Dean in Texas.

•
Closure of one base during the fourth quarter of 2006, the conversion of another base to HBS operations during the first quarter of 2007, and the expiration in June 2007 of our contract with the State of Mississippi to provide air medical transportation services in Gulfport, Mississippi, resulting in a decrease in net revenue of approximately $5,068,000.

•
Decrease of approximately 3.1% in Same Base Transports in 2007 compared to 2006. The decrease in Same-Base Transports has been partially attributed to shifting of transports to newly-opened bases in adjacent locations.

•	HBS – Net flight revenue increased $24,413,000, or 22.8%, to $131,506,000 for the following reasons:
•	Net revenue of $19,286,000 from CJ’s HBS operations from the acquisition date through December 31, 2007.
•
Incremental net revenue of $6,292,000 generated from the addition of four new contracts, the expansion of three contracts, and the conversion of one CBS location to HBS operations during either 2007 or 2006.

•	Cessation of service under three contracts and the conversion of two contracts to CBS operations during either 2007 or 2006, resulting in a decrease in net revenue of approximately $4,844,000.
•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Flight volume for all contracts—excluding CJ and other new contracts, contract expansions, and the discontinued contracts discussed above—remained relatively unchanged.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $29,938,000, or 22.4%, to $163,734,000 for the year ended December 31, 2007, compared to 2006. Changes by business segment were as follows:

•	CBS – Flight center costs increased $17,745,000, or 20.4%, to $104,887,000 for the following reasons:
•	Flight center costs of approximately $5,287,000 related to CJ’s CBS operations from the acquisition date through December 31, 2007.
•	Increase of $13,628,000 for the addition of personnel and facilities to staff new base locations and contracts described above.
•	Decrease of $1,980,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•	HBS - Flight center costs increased $12,193,000, or 26.1%, to $58,847,000 primarily due to the following:
•	Flight center costs of approximately $8,065,000 related to CJ’s HBS operations from the acquisition date through December 31, 2007.
•	Increase of approximately $2,737,000 for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $1,711,000 due to the base closures described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $5,342,000, or 7.1%, for the year ended December 31, 2007, in comparison to 2006. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
•	Aircraft operating expenses of $7,310,000 related to CJ’s operations from the acquisition date through December 31, 2007.
•
Decrease of 8.4% in the cost of aircraft maintenance, excluding the effect of CJ aircraft and other new aircraft added to the fleet during the year. Annual price increases in the cost of spare parts and overhauls were offset in part by our ability to use exchange components rather than new parts in certain instances and by increased life-cycle intervals approved on certain life-limited components. Since the first quarter of 2006, we have placed 45 new helicopters into service and eliminated seventeen aircraft which were older models. Maintenance cost per hour on newer aircraft tend to remain relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During 2007 we incurred costs on fewer significant maintenance events related to older models of aircraft than during 2006.

•	Changes in flight volume for bases open longer than one year for both CBS and HBS as described above.
•
Increase of approximately 17.6% in the cost of aircraft fuel per hour flown. Total fuel costs were $12,218,000 for the year ended December 31, 2007, compared to $9,461,000 for the year ended December 31, 2006.

•	Decrease in hull insurance rates effective July 2007 and 2006.

Aircraft rental expense increased $6,924,000, or 32.1%, for the year ended December 31, 2007, in comparison to the year ended December 31, 2006. Expense for 76 CJ aircraft under operating leases totaled approximately $3,370,000 from the acquisition date through December 31, 2007. Incremental rental expense incurred in 2007 for 32 other leased aircraft added to our fleet during either 2007 or 2006 totaled $5,641,000. The increase for new aircraft was offset in part by selling two aircraft and refinancing thirteen at lower lease rates or through debt financing.

Medical Interiors and Products

Sales of medical interiors and products increased $4,347,000, or 77.3%, from $5,625,000 for the year ended December 31, 2006, to $9,972,000 for the year ended December 31, 2007. In 2007, we completed production of 27 MEV litter systems and seven modular medical interior kits for commercial customers. As of December 31, 2007, two design contracts with the U.S. Army and contracts for ten HH-60L units, fifty MEV units, and three commercial medical interiors were in process. Revenue by product line for the year ended December 31, 2007, was as follows:
•	$3,044,000 - multi-mission interiors
•	$4,196,000 - modular medical interiors
•	$2,732,000 - other aerospace and medical transport products

In 2006, we completed production of 21 MEV litter systems and eleven modular, medical interior kits for commercial customers. We also continued work on eleven HH-60L units. In the fourth quarter, we began production of 27 additional MEV units. Revenue by product line for the year ended December 31, 2006, was as follows:
•	$2,291,000 - multi-mission interiors
•	$2,538,000 - modular medical interiors
•	$434,000 - other aerospace and medical transport products

Cost of medical interiors and products increased $4,484,000, or 165.7%, for the year ended December 31, 2007, as compared to the previous year, due in part to the change in sales volume. The average net margin earned on projects during 2007 was 17.3% compared to 40.0% in 2006, reflecting increases in the cost of raw materials used to manufacture our aircraft interior systems and the change in product mix. Margins earned on multi-mission interiors are generally higher than margins earned on medical interiors for commercial customers. In addition, aircraft interiors completed for commercial customers during 2007 included some new types of aircraft in which we had not previously installed our modular interior, leading to higher engineering and documentation costs and lower profit margins. In order to meet schedule requirements for both the external contracts described above and the significant number of aircraft interiors manufactured and installed in our own fleet during 2007, the Products Division relied more heavily on outside contractors to supplement in-house labor than was necessary in the prior year.

General Expenses

Depreciation and amortization expense increased $1,508,000, or 11.7%, for the year ended December 31, 2007. Depreciation on assets acquired in the CJ transaction totaled approximately $792,000 from the acquisition date through December 31, 2007. The remainder of the increase is primarily the result of placing three aircraft totaling $6,013,000 into service and the purchase of new rotable equipment and aircraft interiors.

General and administrative (G&A) expenses increased $12,588,000, or 30.9%, for the year ended December 31, 2007, compared to the year ended December 31, 2006, reflecting the impact of the CJ acquisition and increases in compensation for merit pay raises. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. We increased staffing for G&A departments over 9% in the fourth quarter to manage the expanded operations with the acquisition of CJ, and increased staffing in our Information Services department over the course of the year to support scheduled systems upgrades. Because of the additional program administration required for CBS operations, growth in CBS operations will generally necessitate more G&A support than growth in HBS operations. In addition, G&A expenses for the year ended December 31, 2007, included stock compensation expense of $1,746,000 related to the grant of stock options, compared to $373,000 of stock compensation expense in the year ended December 31, 2006. G&A expenses were 13.4% of revenue in 2007 compared to 12.7% of revenue in 2006.

Interest expense decreased $212,000, or 3.6%, for the year ended December 31, 2007, compared to 2006, primarily as a result of regularly scheduled payments of long-term debt and decreased borrowings against our line of credit. The average balance outstanding against the line was approximately $10.8 million during 2007, compared to $14.6 million during 2006. In addition, the weighted average interest rate paid on variable rate debt decreased approximately 40 basis points from 2006 to 2007. These decreases were offset in part by new notes and capital lease obligations of $29,925,000, primarily related to the CJ acquisition, originated during 2007 with a weighted average interest rate of 7.4%.

Income tax expense was $17,911,000, or 39.4% of income before taxes, in 2007 and $13,144,000, or 43.3% of income before taxes, in 2006. In 2007 we changed certain elections related to fixed asset tax depreciation methods applied in prior years and filed amended returns for those periods. The changes resulted in the recovery of approximately $5.8 million of net operating loss carryforwards which had previously expired unused and in a decrease of $1,052,000 in deferred income tax expense for the year ended December 31, 2007. Excluding the effect of these changes, the effective tax rate for 2007 was 41.7%. For years prior to 2006, our income tax expense was determined using a federal statutory rate of 34% because we believed that our deferred tax assets and liabilities would be recovered or settled at that rate. Due to an increase in projected taxable income for the year ended December 31, 2006, and for future years, we revised our estimated tax rate to 35% in 2006. Deferred income tax expense of $525,000 was recognized for the year ended December 31, 2006, as a result of applying the new estimated rate to deferred tax assets and liabilities. The effective tax rate for 2006, excluding the effect of applying the new estimated rate against deferred tax balances, was 41.6%.

Year ended December 31, 2006 compared to 2005

We reported net income of $17,200,000 for the year ended December 31, 2006, compared to $11,832,000 for the year ended December 31, 2005. Net income for the year ended December 31, 2005, included a loss on early extinguishment of debt of $3,104,000 (with a tax effect of approximately $1,211,000).

Operating income was $34,567,000 for the year ended December 31, 2006, compared to $28,135,000 for the year ended December 31, 2005. Net reimbursement for CBS operations improved 13.9% for 2006 compared to the prior year, while Same-Base Transports for CBS operations increased approximately 2%. Improvement in net reimbursement during 2006 was offset in part by increases in the cost of aircraft maintenance and in salaries and benefits, primarily as a result of the implementation of the CBA.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $45,630,000, or 17.0%, from $268,249,000 for the year ended December 31, 2005, to $313,879,000 for the year ended December 31, 2006.

•	CBS – Net flight revenue increased $37,396,000, or 22.1%, to $206,786,000 for the following reasons:
•
Average price increases totaling approximately 27.5% for all CBS operations since March 2005, including 6.5% in mid-June 2006. Net reimbursement per transport increased approximately 13.9% in 2006 compared to 2005.

•
Incremental net revenue of $21,319,000 from the addition of fifteen new CBS bases during either 2006 or 2005, and from the provision of air medical transportation services in Gulfport, Mississippi, in the aftermath of Hurricane Katrina, pursuant to a contract with the State of Mississippi.

•	Closure of five bases during either 2006 or 2005, resulting in a decrease in net revenue of $3,581,000.
•	Increase of approximately 2.0% in Same Base Transports in 2006 compared to 2005. Cancellations due to unfavorable weather conditions did not change materially over the prior year.

•	HBS – Net flight revenue increased $8,234,000, or 8.3%, to $107,093,000 for the following reasons:
•	Incremental revenue of $4,012,000 generated from the addition of two new contracts and the expansion of seven contracts during either 2006 or 2005.
•	Cessation of service under two contracts and the conversion of one contract to CBS in 2006, resulting in a decrease in revenue of approximately $887,000.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Decrease of 2.3% in flight volume for all contracts excluding the new contracts, contract expansions, and the discontinued contracts discussed above.

Flight center costs increased $23,599,000, or 21.4%, to $133,796,000 for the year ended December 31, 2006, compared to 2005. Changes by business segment were as follows:

•	CBS – Flight center costs increased $15,595,000, or 21.8%, to $87,142,000 for the following reasons:
•	Increase of $10,246,000 for the addition of personnel and facilities for the new base locations described above.
•	Decrease of $2,014,000 due to the closure of base locations described above.
•	Increase of approximately $4,118,000 in pilot salaries and benefits related to the implementation of the CBA effective January 1, 2006.
•	Increases in salaries for merit pay raises.
•	Increases in our cost of medical insurance premiums.

Aircraft operating expenses increased $9,831,000, or 15.1%, for the year ended December 31, 2006, in comparison to 2005. The increase in costs is due to the following:
•	Addition of 25 helicopters for CBS operations and fifteen for HBS operations during either 2006 or 2005, resulting in an increase of approximately $2,367,000.
•
Increase of approximately $534,000 in fuel costs as a result of the addition of new CBS bases, net of the impact of closed CBS bases. The addition of new HBS bases and expansion of HBS programs did not have a material impact on fuel costs because HBS customers typically pay for all fuel consumed in medical flights.

•	Increase of approximately 11.9% in the cost of aircraft fuel per hour flown.
•	Decreases in hull insurance rates effective July 2005 and July 2006.
•	Changes in flight volume for both CBS and HBS as described above.
•	Increases in the number of engine and transmission events, including overhauls.
•	Annual price increases in the cost of spare parts and overhauls, most of which exceeded the rate of inflation.

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

Medical Interiors and Products

Sales of medical interiors and products decreased $2,573,000, or 32.8%, from $7,836,000 for the year ended December 31, 2005, to $5,263,000 for the year ended December 31, 2006. In 2006, we completed production of 21 MEV litter systems and eleven modular, medical interior kits for commercial customers. We also continued work on eleven HH-60L units. In the fourth quarter, we began production of 27 additional MEV units. Revenue by product line for the year ended December 31, 2006, was as follows:
•	$2,291,000 - multi-mission interiors
•	$2,538,000 - modular medical interiors
•	$434,000 - other aerospace and medical transport products

In 2005, we completed production of thirteen HH-60L units and nineteen MEV litter systems. We also began production of eleven additional HH-60L units and 21 additional MEV units. Other significant projects in 2005 included production of a multi-mission interior for a Sikorsky FIREHAWK helicopter for the Los Angeles County Fire Department and four modular medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2005, was as follows:
•	$3,857,000 - multi-mission interiors
•	$2,191,000 - modular medical interiors
•	$1,788,000 - other aerospace and medical transport products

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

Litigation settlement of $1,417,000 recorded during 2006 represents the net amount received in settlement of a lawsuit we filed against a company related to the fatal crash of one of our helicopters in September 2002. The amount recorded is net of attorney fees and is related primarily to revenue lost in the Nevada CBS program during the period following the accident.

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

Liquidity and Capital Resources

We had working capital of $112,758,000 as of December 31, 2007, compared to $92,032,000 as of December 31, 2006. The change in working capital position is primarily attributable to an increase of $35,074,000 in net trade receivables consistent with the acquisition of CJ, increased net revenue for the CBS and HBS divisions, and increased net reimbursement for CBS operations. In addition, at December 31, 2007, we had a receivable for refundable income taxes of $20,669,000, primarily as a result of the prepayment of federal income taxes. Offsetting these increases in working capital was an increase the current installments of long-term debt due to balloon payments scheduled for 2008 and the refinancing of our term loan which resulted in increased annual principal amortization.

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2007 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$92,861	17,250	23,964	50,652	995
Interest payments (1)	18,085	5,885	8,586	3,402	212
Total long-term debt obligations	110,946	23,135	32,550	54,054	1,207

Capital leases	2,240	1,100	1,140	--	--
Interest payments	281	177	104	--	--
Total capital lease obligations	2,521	1,277	1,244	--	--

Operating leases	352,922	53,682	101,912	87,039	110,289
Aircraft purchase commitments	262,993	100,478	113,767	48,748	--

Total	$729,382	178,572	249,473	189,841	111,496

(1)
Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances totaling $50,764,000 as of December 31, 2007. Variable interest was estimated using the weighted average rate in effect during 2007 for each note and the average balance outstanding against the revolving credit facility during 2007.

Balloon payments on long-term debt are due as follows:
•	$6,283,000 in 2008
•	$1,416,000 in 2009
•	$1,384,000 in 2010
•	$579,000 in 2011
•	$38,367,000 in 2012
•	$392,000 in 2017

Off-Balance Sheet Arrangements

Residual Value Guarantees

We have entered into various aircraft operating leases under which we provide residual value guarantees to the lessor. As of December 31, 2007, the undiscounted maximum amount of potential future payments under the guarantees is $29,670,000. Of this amount, $26,359,000 relates to aircraft operating leases which were assumed in the CJ acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

Aircraft Purchase Commitments

In July 2004, we entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The purchase price increases 3% per year until delivery. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values. Due to delays in the manufacturer’s processes, delivery of the first Bell 429 helicopter is currently expected in late 2008, with the remaining units to be delivered over approximately the following two and a half years.

During 2007 and 2006, we entered into additional purchase commitments for various models of Bell and Eurocopter helicopters. As of December 31, 2007, commitments for 55 aircraft for approximately $150.6 million are still open. Deliveries under these commitments are expected from 2008 through 2011. We also have options to enter into additional purchase commitments for future years dependent upon our aircraft requirements.

Prior to our acquisition date, CJ had entered into two commitments to purchase Eurocopter aircraft. As of December 31, 2007, commitments for seventeen aircraft for approximately $46.9 million are still open, and deliveries are expected from 2008 through 2010.

We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in our fleet. We plan to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically we have financed aircraft acquired under these or similar commitments through operating lease or debt agreements. As of the first quarter of 2008, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, in excess of the cost of aircraft to be delivered in 2008. If financing arrangements cannot be arranged and we are, therefore, prevented from taking delivery of aircraft under the commitments described above, we would forfeit nonrefundable deposits up to 20% of the aircraft value. There can be no assurance that we will be able to continue to obtain aircraft financing on favorable terms. At the present, a vibrant secondary market for these models of aircraft exists which may allow us to sell aircraft which are not needed in our operations or which we are unable to finance.

Letters of Credit

In January 2005, we entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on our workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under our revolving credit facility.

Prior to the acquisition, CJ entered into three separate letters of credit totaling $1,363,000 with insurance underwriters in lieu of increasing cash deposits on its workers compensation and aircraft hull and liability insurance policies. The letters of credit may be renewed annually and are presently collateralized by a deposit with a bank.

Sources and Uses of Cash

We had cash and cash equivalents of $5,134,000 at December 31, 2007, compared to $4,219,000 at December 31, 2006. Cash generated by operations totaled $27,104,000 in 2007 compared to $8,847,000 in 2006, primarily because of the improvement in operating results as described above. Days’ sales outstanding (DSO’s) for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, also decreased from 133 days at December 31, 2006, to 108 days at December 31, 2007.

Cash used for investing activities totaled $41,215,000 in 2007, compared to $11,797,000 in 2006, reflecting the purchase price of $25 million paid to acquire FSS. Other equipment acquisitions in 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $1.1 million in deposits for future aircraft purchases and $1.9 million related to the purchase of certain business assets from air medical service providers in Florida and South Carolina. In 2007 we also sold two aircraft for total proceeds of approximately $1.5 million and received an insurance settlement of approximately $3.0 million for one of our helicopters totaled in an accident. In 2007 we made the decision to buy out two leased aircraft for $6.5 million in order to eliminate them from our fleet; the aircraft were subsequently sold for a total of $5.6 million. Equipment acquisitions in 2006 consisted primarily of two used aircraft for a total of approximately $2.6 million and information systems hardware and software, as well as medical interior and avionics installations. In 2006, we received $1.5 million from the sale of land and buildings which had previously served as the headquarters for RMH prior to the acquisition by the Company in 2002 and $459,000 from the sale of an aircraft no longer needed in our operations.

Financing activities generated $15,026,000 in 2007 compared to $3,951,000 in 2006. In 2007 we used $25 million of term loan proceeds to repay $21.8 million in term loans with another lender, as described below, and $25 million of additional term loan proceeds to finance the acquisition of FSS. Debt issuance costs of $706,000 were primarily associated with the new term loans. In 2006 we used proceeds from new note agreements to refinance existing debt with higher interest rates and to fund the acquisition of an aircraft. The other primary use of cash in both 2007 and 2006 was regularly scheduled payments of long-term debt and capital lease obligations.

Senior Credit Facility

In September 2007, we entered into a Revolving Credit, Term Loan, and Security Agreement (Loan Agreement) which provides commitments for up to $50 million of revolving loans and up to $50 million of term loans. Proceeds from $25 million of term loans were used to refinance outstanding obligations with another lender. In October 2007, an additional borrowing of $25 million in term loans under the Loan Agreement was used to fund the acquisition of FSS. Quarterly principal payments of $1,785,000 on term loans commence June 30, 2008. As of December 31, 2007, we had $50 million in term loans and $16,612,000 outstanding against the revolving credit facility. Available capacity on the revolving facility, which is reduced by one of our outstanding letters of credit, was $31,988,000.

Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2007, the interest rate on the term loans and the balance against the revolving credit facility was 7.25%.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness with outstanding obligations exceeding $1 million; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to maintain the first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2007, we were in compliance with the covenants of the credit facility.

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

Outlook for 2008

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Model

In the first quarter of 2008, we opened a new base in Arizona. We also continue to explore opportunities for base expansion in each of our geographic regions. CBS flight volume at all continuing locations during 2008 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. Effective January 1, 2008, we increased prices for our CBS operations an average of approximately 6%.

Hospital-Based Model

During the fourth quarter of 2007, one of our customers expanded to an additional satellite location and we expect three other contracts to open satellite bases in early 2008. In the first quarter of 2008, one of our hospital contracts converted to CBS operations. Contracts with eighteen hospital customers are due for renewal in 2008, two of which opted to contract with another provider upon expiration in the first quarter of 2008. We expect 2008 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

As of December 31, 2007, contracts for ten HH-60L units, fifty MEV units, and three commercial medical interiors were in process. We also have two design contracts with the U.S. Army: one for an upgraded HH-60M multi-mission interior and one for an interim medical system. Deliveries under all contracts in process are expected to be completed by early 2009, and remaining revenue is estimated at $7.4 million. In the first quarter of 2008, the division received contracts totaling approximately $960,000 for the completion of three commercial medical interiors and various modular interior components.

The current U.S. Army Aviation Modernization Plan defines a requirement for over 140 HH-60M Multi-Mission Medevac units in total over an unspecified number of years. The new Multi-Year VII plan has funding for 76 units, including the ten units we currently have in process, plus options for 24 additional units to be delivered by 2012. The units funded under this plan are in addition to the 39 units we have already completed. There is no assurance that orders for additional units will be received in future periods.

All Segments

There can be no assurance that we will successfully integrate CJ operations into the CBS and HBS divisions, continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the year ended December 31, 2007, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $5,181,000 in flight revenue.

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

New Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159), which provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. Statement 159 permits an election to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We do not expect implementation of Statement 159 to have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $16,612,000 outstanding against the line of credit and $50,764,000 in notes payable. Based on the amounts outstanding at December 31, 2007, the annual impact of a change of 100 basis points in interest rates would be approximately $674,000. Interest rates on these instruments approximate current market rates as of December 31, 2007.

Periodically we enter into interest rate risk hedges to minimize exposure to the effect of an increase in interest rates. As of December 31, 2007, we were party to one interest rate swap agreement. The swap agreement provides that we will pay a 3.62% fixed interest rate on $764,000 of notional principal and receive a floating interest rate (LIBOR plus 2.50%) on the same amount of notional principal from the counterparty.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2007, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal controls over financial reporting of FSS Airholdings, Inc. and its subsidiaries (FSS), which were acquired on October 1, 2007. FSS represents approximately $60.8 million of net assets as of December 31, 2007, and approximately $30.4 million of net revenue for the year ended December 31, 2007.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2008, for the Annual Meeting of Stockholders to be held May 29, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2008, for the Annual Meeting of Stockholders to be held May 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2008, for the Annual Meeting of Stockholders to be held May 29, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2008, for the Annual Meeting of Stockholders to be held May 29, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2008, for the Annual Meeting of Stockholders to be held May 29, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

2.1	Stock Purchase Agreement dated July 31, 2007, among Air Methods Corporation, FSS Airholdings, Inc., and Fred S. Shaulis.[15]

3.1	Certificate of Incorporation[1]

3.2	Amendments to Certificate of Incorporation[2]

3.3	By-Laws as Amended[10]

4.1	Specimen Stock Certificate[2]

4.2	Form of Common Stock Purchase Agreement, dated November 26, 2003[8]

10.1	1995 Air Methods Corporation Employee Stock Option Plan[4]

10.2	Amendment to 1995 Air Methods Corporation Employee Stock Option Plan[6]

10.3	2006 Equity Compensation Plan[9]

10.4	Nonemployee Director Stock Option Plan, as amended[5]

10.5	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 1993[3]

10.6	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 2003[7]

10.7	Employment Agreement between the Company and David L. Dolstein, dated January 1, 2003[7]

10.8	Employment Agreement between the Company and Company and Michael D. Allen, dated January 4, 2006[11]

10.9	Consulting Agreement between the Company and George W. Belsey, dated April 15, 2003[7]

10.10	Employment Agreement between the Company and Trent J. Carman, dated April 28, 2003[7]

10.11	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 2003[7]

10.12	Collective Bargaining Agreement by and between Air Methods Corporation and Office and Professional Employees International Union, Local 109, from January 1, 2006, through April 30, 2009[12]

10.13
Revolving Credit, Term Loan and Security Agreement, dated as of September 17, 2007, among Air Methods Corporation, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc. and LifeNet, Inc., KeyBank National Association, as Administrative Agent for the Lenders, Lead Arranger and Sole Book Runner, and the lending parties thereto[13]

10.14
Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated as of October 1, 2007 among Air Methods Corporation, Rocky Mountain Holdings, L.L.C.,  Mercy Air Service, Inc., LifeNet, Inc., FSS Airholdings, Inc., and CJ Systems Aviation Group, Inc., as Borrowers, KeyBank National Association, as a Lender, lead arranger, sole book runner and administrative agent, LaSalle Bank National Association, as a Lender and syndication agent, National City Bank, as a Lender and documentation agent, and the other Lenders identified therein.[14]

10.15
Form of Guaranty Agreement between KeyBank, as Agent for the Lenders and each of (i) Special Jet Services, Inc., (ii) CJ Critical Care Transportation Systems of Kentucky, Inc., (iii) CJ Critical Care Transportation Systems of Florida, Inc., and (iv) CJ Critical Care Transportation Systems, Inc. [14]

10.16	Separation Agreement and Release between the Company and Neil M. Hughes, dated April 2, 2006[16]

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

5	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

8	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 3, 2003, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated April 5, 2006, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference.

16	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 14, 2008	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 14, 2008
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	March 14, 2008
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	March 14, 2008
Sharon J. Keck

/s/ George W. Belsey	Chairman of the Board	March 14, 2008
George W. Belsey

/s/ Ralph J. Bernstein	Director	March 14, 2008
Ralph J. Bernstein

/s/ Samuel H. Gray	Director	March 14, 2008
Samuel H. Gray

/s/ David Kikumoto	Director	March 14, 2008
David Kikumoto

/s/ Carl H. McNair, Jr.	Director	March 14, 2008
Carl H. McNair, Jr.

/s/ Lowell D. Miller	Director	March 14, 2008
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz	Director	March 14, 2008
Morad Tahbaz

/s/ Paul H. Tate	Director	March 14, 2008
Paul H. Tate

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2007 and 2006	F-3

Consolidated Statements of Operations,
Years Ended December 31, 2007, 2006, and 2005	F-5

Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 2007, 2006, and 2005	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2007, 2006, and 2005	F-7

Notes to Consolidated Financial Statements,
December 31, 2007 and 2006	F-10

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006, and 2005	F-31

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. As discussed in note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for revenue and uncompensated care in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Method Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Air Methods Corporation:

We have audited Air Methods Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Air Methods Corporation acquired FSS Airholdings, Inc. (FSS), the parent company of CJ Systems Aviation Group (CJ) during 2007, and management excluded from its assessment of the effectiveness of Air Methods Corporation’s internal control over financial reporting as of December 31, 2007, FSS Airholdings, Inc.’s internal control over financial reporting associated with total assets of $60,777,000 and total revenues of $30,370,000 included in the consolidated financial statements of Air Methods Corporation and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Air Methods Corporation also excluded an evaluation of the internal control over financial reporting of FSS Airholdings, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 14, 2008

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006
(Amounts in thousands, except share and per share amounts)

	2007	2006
Assets

Current assets:
Cash and cash equivalents	$5,134	4,219
Current installments of notes receivable	881	161
Receivables:
Trade, net (note 5)	135,633	100,559
Refundable income taxes	20,669	4,898
Other	2,760	2,298
	159,062	107,755

Inventories (note 5)	15,241	10,819
Work-in-process on medical interior and products contracts	1,395	2,026
Assets held for sale (note 5)	25,865	9,560
Costs and estimated earnings in excess of billings on uncompleted contracts (note 4)	3,457	2,982
Deferred income taxes (note 10)	--	421
Prepaid expenses and other current assets	3,822	1,918

Total current assets	214,857	139,861

Property and equipment (notes 5 and 6):
Land	251	251
Flight and ground support equipment	179,123	155,478
Buildings and office equipment	16,475	13,868
	195,849	169,597
Less accumulated depreciation and amortization	(81,103)	(74,022)

Net property and equipment	114,746	95,575

Goodwill (note 3)	20,307	6,485
Notes and other receivables, less current installments	1,251	198
Other assets, net of accumulated amortization of $1,959 and $3,710 at December 31, 2007 and 2006, respectively	18,391	8,038

Total assets	$369,552	250,157

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

	2007	2006
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable (note 5)	$24,203	9,560
Current installments of long-term debt (note 5)	17,250	8,749
Current installments of obligations under capital leases (note 6)	1,100	1,214
Accounts payable	14,970	8,532
Deferred revenue	6,321	2,329
Billings in excess of costs and estimated earnings on uncompleted contracts(note 4)	1,621	329
Accrued wages and compensated absences	11,782	6,894
Accrued lease costs for assets held for sale (note 3)	6,331	--
Due to third party payers	3,901	2,709
Deferred income taxes (note 10)	3,030	--
Other accrued liabilities	11,590	7,513

Total current liabilities	102,099	47,829

Long-term debt, less current installments (note 5)	75,611	60,566
Obligations under capital leases, less current installments (note 6)	1,140	1,780
Deferred income taxes (note 10)	28,159	21,062
Other liabilities	20,523	11,606

Total liabilities	227,532	142,843

Stockholders’ equity (notes 7 and 8):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,136,879 and 11,874,613 shares at December 31, 2007 and 2006, respectively	728	712
Additional paid-in capital	76,698	70,106
Retained earnings	64,594	36,496

Total stockholders' equity	142,020	107,314

Commitments and contingencies (notes 5, 6, 11, and 12)

Total liabilities and stockholders' equity	$369,552	250,157

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2007	2006	2005
Revenue:
Flight revenue, net (notes 2 and 9)	$386,377	313,879	268,249
Sales of medical interiors and products	9,972	5,625	7,929
	396,349	319,504	276,178
Operating expenses:
Flight centers	163,734	133,796	110,197
Aircraft operations	80,214	74,872	65,041
Aircraft rental (note 6)	28,515	21,591	18,048
Cost of medical interiors and products sold	7,190	2,706	5,399
Depreciation and amortization	14,418	12,910	12,021
Loss (gain) on disposition of assets, net	(647)	(231)	366
Litigation settlement	--	(1,417)	--
General and administrative	53,298	40,710	36,971
	346,722	284,937	248,043

Operating income	49,627	34,567	28,135

Other income (expense):
Interest expense	(5,609)	(5,821)	(5,956)
Loss on extinguishment of debt	(757)	--	(3,104)
Other, net	2,187	1,598	950

Income before income taxes	45,448	30,344	20,025

Income tax expense (note 10)	(17,911)	(13,144)	(8,193)

Net income	$27,537	17,200	11,832

Income per common share (note 7):
Basic	$2.30	1.46	1.07
Diluted	$2.20	1.40	1.02

Weighted average number of common shares outstanding:
Basic	11,953,871	11,748,107	11,058,971
Diluted	12,512,077	12,306,047	11,654,885

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2007, 2006, and 2005
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stock-holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2005	10,997,380	$660	4,040	$--	64,955	7,464	73,079

Issuance of common shares for options and warrants exercised	624,052	37	--	--	1,077	--	1,114
Tax benefit from exercise of stock options	--	--	--	--	356	--	356
Purchase of treasury shares	--	--	11,802	(1)	(169)	--	(170)
Retirement of treasury shares	(15,842)	(1)	(15,842)	1	--	--	--
Net income	--	--	--	--	--	11,832	11,832

Balances at December 31, 2005	11,605,590	696	--	--	66,219	19,296	86,211

Issuance of common shares for options and warrants exercised	269,023	16	--	--	2,020	--	2,036
Tax benefit from exercise of stock options	--	--	--	--	1,425	--	1,425
Stock-based compensation (note 8)	--	--	--	--	442	--	442
Net income	--	--	--	--	--	17,200	17,200

Balances at December 31, 2006	11,874,613	712	--	--	70,106	36,496	107,314

Issuance of common shares for options and warrants exercised	262,266	16	--	--	2,619	--	2,635
Tax benefit from exercise of stock options	--	--	--	--	2,139	--	2,139
Stock-based compensation (note 8)	--	--	--	--	1,834	--	1,834
Adoption of FIN 48 (note 10)	--	--	--	--	--	561	561
Net income	--	--	--	--	--	27,537	27,537

Balances at December 31, 2007	12,136,879	$728	--	$--	76,698	64,594	142,020

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$27,537	17,200	11,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,418	12,910	12,021
Deferred income tax expense	12,754	1,777	6,193
Stock-based compensation	1,834	442	--
Tax benefit from exercise of stock options	(2,139)	(1,425)	(356)
Loss on extinguishment of debt	757	--	3,104
Loss (gain) on disposition of assets	(647)	(231)	366
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(22,205)	(20,239)	(18,393)
Increase in inventories	(875)	(1,622)	(530)
Decrease (increase) in prepaid expenses and other current assets	(212)	806	686
Decrease (increase) in work-in-process on medical interior and products contracts and costs in excess of billings	156	(698)	(727)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(7,204)	1,514	6,258
Increase (decrease) in deferred revenue and billings in excess of costs	2,930	(1,587)	53

Net cash provided by operating activities	27,104	8,847	20,507

Cash flows from investing activities:
Acquisition of net assets of FSS Airholdings, Inc. (note 3)	(25,000)	--	--
Acquisition of property and equipment	(25,283)	(13,744)	(7,164)
Proceeds from disposition and sale of equipment and assets held for sale	12,530	2,262	1,070
Decrease (increase) in notes and other receivables and other assets, net	(3,462)	(315)	110

Net cash used by investing activities	(41,215)	(11,797)	(5,984)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2007	2006	2005
Cash flows from financing activities:
Proceeds from issuance of common stock	$2,635	2,036	1,114
Payments for purchases of common stock	--	--	(170)
Tax benefit from exercise of stock options	2,139	1,425	356
Net borrowings (payments) under lines of credit	1,277	8,480	(7,864)
Proceeds from long-term debt	54,373	4,680	25,000
Payments for debt issuance costs	(706)	(138)	(611)
Payments of long-term debt	(43,274)	(11,621)	(29,775)
Debt retirement costs	(112)	--	(1,380)
Payments of capital lease obligations	(1,306)	(911)	(578)

Net cash provided (used) by financing activities	15,026	3,951	(13,908)

Increase in cash and cash equivalents	915	1,001	615

Cash and cash equivalents at beginning of year	4,219	3,218	2,603

Cash and cash equivalents at end of year	$5,134	4,219	3,218

Interest paid in cash during the year	$5,832	5,375	6,124
Income taxes paid in cash during the year	$20,109	15,142	715

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands, except share amounts)

Non-cash investing and financing activities:

In the year ended December 31, 2007, the Company wrote off $645 in debt origination costs related to the refinancing of certain term loans and its line of credit.

In the year ended December 31, 2007, the Company entered into capital lease obligations of $552 to finance the purchase of equipment.

In the year ended December 31, 2007, the Company settled notes payable of $9,560 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $24,203 to finance the purchase of aircraft which are held for sale as of December 31, 2007.

As described in note 10, effective January 1, 2007, the Company implemented FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, resulting in an increase of $561 in deferred tax assets and in the January 1, 2007, balance of retained earnings.

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
AND SUBSIDIARIES

Notes to Consolidated Financial Statements,

(1)	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. As discussed more fully in Note 3, in October 2007, the Company acquired all of the outstanding stock of FSS Airholdings, Inc. (FSS), the parent company of CJ Systems Aviation Group (CJ). FSS, Rocky Mountain Holdings, LLC (RMH), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. LifeNet was formerly known as ARCH Air Medical Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $3,007,000 and $1,601,000 at December 31, 2007 and 2006, respectively, consist of short-term money market funds.

Trade Receivables, net

Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on payer mix, payer reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. Billings in excess of actual payment are charged off against the contractual allowance when payment is received. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients. The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2007	2006

Allowance for contractual discounts	$40,187	33,070
Allowance for uncompensated care	51,031	51,544
Total	$91,218	84,614

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

		Estimated
Description	Lives	Residual value
Buildings, including hangars	40 years	10%
Helicopters, including medical equipment	8 – 25 years	10 - 25%
Ground support equipment and rotables	5 – 10 years	0 - 10%
Furniture and office equipment	3 – 10 years	0%

Goodwill

The Company accounts for goodwill under Financial Accounting Standards Board (FASB) Statement No. 142, Accounting for Goodwill and Intangible Assets (Statement 142). Under Statement 142, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. In 2007, the Company recorded goodwill totaling $13,722,000 related to the acquisition of FSS (as described more fully in Note 3) and did not recognize any losses related to impairment of existing goodwill.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2007, assets held for sale consisted of thirteen aircraft, which the Company intends to sell within one year. Related debt is classified as short-term notes payable in the consolidated financial statements. Ten of the aircraft are expected to be sold and leased back under operating leases.

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

Revenue relating to emergency flights is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings are as follows:

	2007	2006	2005

Gross billings	100%	100%	100%
Provision for contractual discounts	32%	29%	26%
Provision for uncompensated care	19%	20%	19%

The Company has from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. The Company also provides services to patients who have no insurance or other third-party payer coverage. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payers and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

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

(1)	Summary of Significant Accounting Policies, continued

New Accounting Standards

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

(2)	Accounting Change – Revenue and Uncompensated Care

Effective December 31, 2006, the Company changed its method of accounting for revenue and estimated uncompensated care. The Company now presents revenue exclusive of estimated uncompensated care within the consolidated statement of operations. Previously the Company recorded revenue at full established rates and recorded a provision for estimated amounts not expected to be realized as an operating expense, as was common practice under the AICPA Guide, Accounting for Health Care Organizations (Guide). The Company believes that the new method of accounting is a preferable interpretation of the Guide in their circumstances, because flight revenue recognized will be more consistent with the criteria for revenue recognition pursuant to Staff Accounting Bulletin No. 104. All prior period financial statements included in this report have been adjusted to reflect the new method of accounting. Previously reported revenue and operating expenses have been reduced by $60,792,000 for the year ended December 31, 2005. Previously reported operating income, net income and earnings per share did not change.

(3)	Acquisition of Subsidiary

On October 1, 2007, the Company acquired all of the outstanding stock of FSS for total consideration of $25 million. The Company also incurred $179,000 in costs related to the transaction, primarily consisting of payments to third party consultants and legal fees. The purchase price was financed through borrowings under the Company’s Revolving Credit, Term Loan and Security Agreement with a commercial bank group. The Company assumed $11,169,000 of CJ’s long-term debt, $10,337,000 of which was paid off immediately following the acquisition. The purchase agreement further provides that any tax benefit realized by the Company from the use of certain net operating loss carryforwards generated by FSS prior to the acquisition will be paid to the former owners of FSS as additional consideration. The Company established a liability of $1,398,000 for the amount expected to be owed under this provision.

CJ provides air medical transport services under both the hospital-based and community-based models. The acquisition is expected to further strengthen the Company’s position as the largest provider of air medical transport services in the U.S. and to result in certain operating efficiencies. The results of FSS’s operations have been included with those of the Company since October 1, 2007.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Acquisition of Subsidiary, continued

At the acquisition date, the Company identified administrative positions within CJ which would be eliminated or transferred from CJ’s headquarters in Pittsburgh, PA, to the Company’s headquarters in Denver, Colorado, within one year and recorded a liability of approximately $150,000 for severance and relocation as part of the purchase price allocation. The Company also identified fourteen CJ aircraft subject to operating leases which it intends to sell within one year. A liability of approximately $6,716,000 for lease expense through the expected sales dates and the expected difference between the estimated sales prices and the lease buyouts was recorded as part of the purchase price allocation.

The Company is still evaluating the collectibility of certain receivables and the completeness of certain liabilities related to aircraft repair costs; the allocation of the purchase price is, therefore, still subject to refinement. The initial allocation of the purchase price was as follows (amounts in thousands):

Assets purchased:
Receivables	$28,763
Equipment and other property	14,490
Aircraft	5,589
Inventory	3,547
Goodwill	13,722
Other	11,243
77,354
Long-term debt	(11,169)
Other liabilities assumed	(41,006)
Total liabilities assumed	(52,175)
Purchase price	$25,179

None of the goodwill is expected to be deductible for tax purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2007, the estimated period to complete contracts in process ranges from three to eighteen months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2007	2006

Costs incurred on uncompleted contracts	$8,265	6,248
Estimated contribution to earnings	3,390	3,099
	11,655	9,347
Less billings to date	(9,819)	(6,694)
Costs and estimated earnings in excess of billings, net	$1,836	2,653

(5)	Notes Payable and Long-term Debt

Short-term notes payable as of December 31, 2007, consist of ten notes with an aircraft manufacturer for the purchase of ten aircraft. The notes are non-interest-bearing and mature in the first quarter of 2008. The ten aircraft collateralizing the notes are expected to be sold and leased back under operating leases and are classified in the consolidated financial statements as assets held for sale.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Notes Payable and Long-term Debt, continued

Long-term debt consists of the following at December 31 (amounts in thousands):

	2007	2006
Term loan with monthly interest payments and quarterly installments of principal with all remaining principal due in 2012. Weighted average interest rate at December 31, 2007, is 7.25%.	$50,000	$--
Borrowings under revolving credit facility with monthly interest payments and all principal due in 2012. Weighted average interest rate at December 31, 2007, is 7.25%.	16,612	--
Notes payable with a variable interest rate. Paid in full in 2007.	--	24,575
Borrowings under revolving credit facility. Paid in full in 2007.	--	15,335
Note payable with interest at 6.60%, due in monthly installments of principal and interest with all remaining principal due in 2009, collateralized by aircraft.	2,587	4,426
Notes payable with interest rates from 5.80% to 8.49%, due in monthly payments of principal and interest with all remaining principal due in 2008, collateralized by aircraft	6,387	7,546
Notes payable with interest at 8.96%. Paid in full in 2007.	--	1,275
Notes payable with interest at LIBOR plus 2.50%, due in monthly payments of principal and interest with all remaining principal due in 2008, collateralized by buildings. Weighted average rate at December 31, 2006, is 6.01%.	765	817
Note payable with interest rate at 6.46%, due in monthly installments of principal and interest with all remaining principal due in 2011, collateralized by aircraft	1,648	1,912
Note payable with interest rate at 5.60%, due in monthly installments of principal and interest with all remaining principal due in 2010, collateralized by aircraft	3,224	4,332
Notes payable with interest rates from 5.08% to 9.73%, due in monthly installments of principal and interest at various dates through 2011, collateralized by aircraft and other flight equipment	7,348	8,722
Note payable with interest rate at 6.11%, due in monthly installments of principal and interest with all remaining principal due in 2012, collateralized by aircraft	2,780	--
Note payable with interest rate at 6.99%, due in monthly installments of principal and interest with all remaining principal due in 2017, collateralized by aircraft	1,510	--
Other	--	375
	92,861	69,315
Less current installments	(17,250)	(8,749)
	$75,611	60,566

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Notes Payable and Long-term Debt, continued

The Company’s senior credit facility consists of $50 million in term loans as of December 31, 2007, and a revolving credit facility. As of December 31, 2007, the Company had $16,612,000 outstanding against the $50 million revolving credit facility and available capacity on the facility of $31,988,000. The capacity available on the revolving credit facility is reduced by one outstanding letter of credit of $1,400,000.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time.

Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2007, the interest rate on the term loans and the balance against the revolving credit facility was 7.25%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness with outstanding obligations exceeding $1 million; events of insolvency or bankruptcy; failure to timely discharge judgments of $500,000 or more; failure to maintain the first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2007, the Company was in compliance with the covenants of the credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Notes Payable and Long-term Debt, continued

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2008	$17,250
2009	13,151
2010	10,813
2011	8,465
2012	42,187
Thereafter	995
$92,861

(6)	Leases

The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. As of December 31, 2007, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2008	$1,277	53,682
2009	967	51,810
2010	277	50,102
2011	--	46,611
2012	--	40,428
Thereafter	--	110,289

Total minimum lease payments	2,521	$352,922
Less amounts representing interest	(281)
Present value of minimum capital lease payments	2,240
Less current installments	(1,100)
	$1,140

Rent expense relating to operating leases totaled $34,773,000, $26,100,000, and $22,996,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007 and 2006, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled $3,889,000 and $3,745,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Stockholders' Equity

(a)	Warrants

During the year ended December 31, 2007, warrants with an exercise price of $5.28 were exercised for 100,000 shares of common stock. During the year ended December 31, 2006, warrants with an exercise price of $6.60 were exercised for 25,000 shares of common stock. During the year ended December 31, 2005, warrants with an exercise price of $0.06 were exercised for 449,716 shares of common stock. As of December 31, 2007, the Company had no unexercised warrants outstanding.

(b)	Income Per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2007	2006	2005
Weighted average number of common shares outstanding – basic	11,953,871	11,748,107	11,058,971
Dilutive effect of:
Common stock options	500,077	476,090	138,217
Common stock warrants	58,129	81,850	457,697
Weighted average number of common shares outstanding – diluted	12,512,077	12,306,047	11,654,885

Common stock options totaling 13,500, 55,000, and 16,000 were not included in the diluted income per share calculation for the years ended December 31, 2007, 2006, and 2005, respectively, because their effect would have been anti-dilutive.

(8)	Stock-based Compensation

In August 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan (2006 Plan) which provides for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. The maximum aggregate number of shares of common stock that may be made subject to awards under the 2006 Plan is 600,000. The 2006 Plan is administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. In the years ended December 31, 2007 and 2006, grants for 208,000 and 15,000 shares, respectively, were awarded under the 2006 Plan.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Stock-based Compensation, continued

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2007, no shares have been issued under this plan.

Effective January 1, 2006, the Company implemented FASB Statement No. 123R (Statement 123R), Share-Based Payment, an amendment of FASB Statement No. 123, adopting the modified prospective method of implementation. Statement 123R requires recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. Under the modified prospective method, compensation cost has been recognized in the financial statements beginning with the effective date based on the requirements of Statement 123R for all share-based payments granted after that date and based on the requirements of Statement 123 for all unvested awards granted prior to the effective date of Statement 123R. During the years ended December 31, 2007 and 2006, the Company recognized $1,834,000 and $442,000 in compensation expense related to outstanding stock options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2007, was $1,185,000 and is expected to be recognized over the remaining weighted average vesting term of 1 year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2007, options to purchase 208,000 shares of stock, with exercise prices ranging from $27.06 to $43.11, were granted at a weighted average fair value of $9.74. The weighted average fair value of options granted during the years ended December 31, 2006 and 2005, was $9.14 and $2.15, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2007	2006	2005
Expected term (in years)	3.5	3.5	3.0
Expected volatility	39%	37%	36%
Risk-free interest rate	4.5%	4.8%	4.0%
Expected dividend yield	0%	0%	0%

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Stock-based Compensation, continued

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

	As Reported	Pro Forma
Year ended December 31, 2005:
Net income	$11,832	11,370
Basic income per share	1.07	1.03
Diluted income per share	1.02	.98

The following is a summary of option activity under all stock option plans during the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2007	712,499	$10.58

Granted	208,000	28.32
Exercised	(162,266)	12.98

Outstanding at December 31, 2007	758,233	14.93	2.6	$26,341

Exercisable at December 31, 2007	224,859	16.27	2.8	7,511

The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $5,515,000, $4,400,000, and $1,220,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Revenue

The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for initial terms ranging from one to ten years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements provide for the following revenue for years ending December 31 (amounts in thousands):

2008	$69,612
2009	50,820
2010	32,757
2011	16,097
2012	5,295
Thereafter	31
$174,612

(10)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2007	2006	2005
Current income tax expense:
Federal	$(4,424)	(9,622)	(816)
State	(733)	(1,745)	(1,184)
	(5,157)	(11,367)	(2,000)

Deferred income tax expense:
Federal	(11,160)	(1,555)	(5,399)
State	(1,594)	(222)	(794)
	(12,754)	(1,777)	(6,193)
Total income tax expense	$(17,911)	(13,144)	(8,193)

In 2007 the Company changed certain elections related to fixed asset tax depreciation methods applied in prior years and filed amended returns for those periods. The changes resulted in the recovery of approximately $5.8 million of federal and state net operating loss carryforwards which had previously expired unused and in a decrease of $1,052,000 in deferred income tax expense for the year ended December 31, 2007.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, continued

For years prior to 2006, the Company’s deferred income taxes were determined using a federal statutory rate of 34% because the Company believed that the deferred tax assets and liabilities would be recovered or settled at that rate. Due to an increase in projected taxable income for the year ended December 31, 2006, and for future years, the Company revised its estimated tax rate to 35% in 2006. Deferred income tax expense of $525,000 was recognized for the year ended December 31, 2006, as a result of applying the new rate to deferred tax assets and liabilities. In 2005 the Company changed its year-end for income tax filing from June 30 to December 31 to coincide with its fiscal year-end and filed a short-period return for the six months ended December 31, 2004. The true-up of deferred tax assets and liabilities resulted in an increase of $368,000 to deferred tax liabilities and income tax expense in 2005.

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31, 2007 and 2006, and 34% for the year ended December 31, 2005, to income taxes as recorded is as follows (amounts in thousands):

	2007	2006	2005
Tax at the federal statutory rate	$(15,907)	(10,620)	(6,809)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(2,362)	(1,559)	(1,007)
Nondeductible expenses	(628)	(292)	--
True up’s to filed returns	(26)	(104)	(368)
Impact of amended returns	1,052	--	--
Change in estimated tax rate	--	(525)	--
Other	(40)	(44)	(9)
Net income tax expense	$(17,911)	(13,144)	(8,193)

For state income tax purposes, at December 31, 2007, the Company has net operating loss carryforwards of approximately $4 million, expiring at various dates through 2025. As of the acquisition date and as of December 31, 2007, FSS has net operating loss carryforwards for federal income tax purposes of approximately $3.5 million, expiring in 2027. Utilization of the FSS net operating loss carryforwards is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code. The FSS purchase agreement provides that any tax benefit realized by the Company from the use of certain net operating loss carryforwards generated by FSS prior to the acquisition will be paid to the former owners of FSS as additional consideration.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized certain tax benefits related to stock option plans in the amount of $2,139,000, $1,425,000, and $356,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,629	373
Aircraft lease accruals	4,585	--
Employee compensation and benefit accruals and other	9,588	5,069
Total deferred tax assets	15,802	5,442

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(33,529)	(22,754)
Allowance for uncollectible accounts	(13,066)	(2,568)
Goodwill	(251)	(674)
Other	(145)	(87)
Total deferred tax liabilities	(46,991)	(26,083)
Net deferred tax liability	$(31,189)	(20,641)

Based on management’s assessment of future taxable earnings and tax-planning strategies, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting FIN 48, the Company recognized an increase of $561,000 in deferred tax assets, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At the adoption date of January 1, 2007 and at December 31, 2007, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2007, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby employees may contribute any percentage of their gross pay up to the IRS maximum ($15,500 for 2007). Under the plan, the Company matches 70% of the employees' contributions up to 8% of their gross pay.  In addition, upon acquiring FSS, the Company acquired a defined contribution retirement plan, which also allowed employees the same levels of contributions and matching Company benefits. Company contributions to all plans totaled approximately $4,800,000, $3,572,000, and $2,354,000, for the years ended December 31, 2007, 2006, and 2005, respectively.

(12)	Commitments, Contingencies, and Concentrations

The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2007, the undiscounted maximum amount of potential future payments under the guarantees is $29,670,000. Of this amount, $26,359,000 relates to aircraft operating leases which were assumed in the FSS acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company’s actual and expected loss experience.

In July 2004, the Company entered into a commitment agreement to purchase fifteen Bell 429 helicopters for approximately $55.5 million, beginning in 2007, with a minimum of three deliveries per year. The purchase price increases 3% per year until delivery. The agreement provides for special incentives, including a trade-in option for up to fifteen Bell 222 helicopters, with minimum guaranteed trade-in values. Due to delays in the manufacturer’s processes, delivery of the first Bell 429 helicopter is currently expected in late 2008, with the remaining units to be delivered over approximately the following two and a half years.

During 2007 and 2006, the Company entered into additional purchase commitments for various models of Bell and Eurocopter helicopters. As of December 31, 2007, commitments for 55 aircraft for approximately $150.6 million are still open. Deliveries under these commitments are expected from 2008 through 2011.

Prior to the acquisition date, CJ had entered into two commitments to purchase Eurocopter aircraft. As of December 31, 2007, commitments for seventeen aircraft for approximately $46.9 million are still open, and deliveries are expected from 2008 through 2010.

As of December 31, 2007, the Company’s aircraft purchase commitments were as follows (amounts in thousands):

Year ending December 31:
2008	$100,478
2009	61,618
2010	52,149
2011	48,748
2012	--
Thereafter	--
$262,993

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Commitments, Contingencies, and Concentrations, continued

The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under these or similar commitments through operating lease or debt agreements.

In January 2005, the Company entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on its workers compensation insurance policy. The letter of credit may be renewed annually and reduces the available borrowing capacity under the Company’s revolving credit facility.

Prior to the acquisition, CJ entered into three separate letters of credit totaling $1,363,000 with insurance underwriters in lieu of increasing cash deposits on its workers compensation and aircraft hull and liability insurance policies. The letters of credit may be renewed annually and are presently collateralized by a deposit with a bank.

The Company’s pilots, comprising 34% of the total workforce, are represented by a collective bargaining unit. The current collective bargaining agreement expires April 30, 2009.

(13)	Business Segment Information

The Company identifies operating segments based on management responsibility and the type of services or products offered. Operating segments and their principal services or products are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 21 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 32 states and the District of Columbia under exclusive operating agreements. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on pretax income. Intersegment sales are reflected at cost-related prices.

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Business Segment Information, continued

	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2007
External revenue	$254,946	131,586	9,817	--	--	396,349
Intersegment revenue	54	473	18,985	--	(19,512)	--
Total revenue	255,000	132,059	28,802	--	(19,512)	396,349

Operating expenses	(196,647)	(115,149)	(23,270)	(13,330)	16,092	(332,304)
Depreciation & amortization	(7,868)	(5,522)	(588)	(440)	--	(14,418)
Interest expense	(2,733)	(2,604)	--	(272)	--	(5,609)
Loss on early extinguishment of debt	--	--	--	(757)	--	(757)
Other, net	2,024	--	--	163	--	2,187
Income tax expense	--	--	--	(17,911)	--	(17,911)
Net income (loss)	$49,776	8,784	4,944	(32,547)	(3,420)	27,537

2006
External revenue	$206,827	107,414	5,263	--	--	319,504
Intersegment revenue	--	832	16,813	--	(17,645)	--
Total revenue	206,827	108,246	22,076	--	(17,645)	319,504

Operating expenses	(162,125)	(99,608)	(16,344)	(9,470)	14,103	(273,444)
Depreciation & amortization	(6,795)	(5,354)	(439)	(322)	--	(12,910)
Litigation settlement	1,417	--	--	--	--	1,417
Interest expense	(3,059)	(2,630)	--	(132)	--	(5,821)
Other, net	1,482	--	--	116	--	1,598
Income tax expense	--	--	--	(13,144)	--	(13,144)
Net income (loss)	$37,747	654	5,293	(22,952)	(3,542)	17,200

2005
External revenue	$169,472	98,869	7,837	--	--	276,178
Intersegment revenue	--	--	9,452	--	(9,452)	--
Total revenue	169,472	98,869	17,289	--	(9,452)	276,178

Operating expenses	(138,120)	(82,552)	(13,289)	(9,285)	7,224	(236,022)
Depreciation & amortization	(6,133)	(5,201)	(412)	(275)	--	(12,021)
Interest expense	(3,123)	(2,719)	--	(114)	--	(5,956)
Loss on early extinguishment of debt	--	--	--	(3,104)	--	(3,104)
Other, net	1,011	--	--	(61)	--	950
Income tax expense	--	--	--	(8,193)	--	(8,193)
Net income (loss)	$23,107	8,397	3,588	(21,032)	(2,228)	11,832

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2007 and 2006 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2007
Revenue	$81,458	90,733	101,549	122,609
Operating income	7,403	14,115	20,343	7,766
Income before income taxes	6,436	13,288	19,029	6,695
Net income	3,698	7,825	11,191	4,823
Basic income per common share	.31	.66	.94	.40
Diluted income per common share	.30	.63	.89	.38

2006
Revenue	$73,029	78,477	90,520	77,478
Operating income	5,478	7,400	17,122	4,567
Income before income taxes	4,468	6,324	16,052	3,500
Net income	2,580	3,813	9,606	1,201
Basic income per common share	.22	.32	.82	.10
Diluted income per common share	.21	.31	.78	.10

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year. As described more fully in Note 3, operating results for the fourth quarter of 2007 were impacted by the acquisition of FSS on October 1, 2007. Revenue for all previously reported quarters in 2006 has been adjusted to reflect the presentation of revenue exclusive of uncompensated care, as discussed more thoroughly in Note 2.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Air Methods Corporation:

Under date of March 14, 2008, we reported on the consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Company’s December 31, 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue and estimated uncompensated care in 2006.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Denver, Colorado
March 14, 2008

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

	Balance at		Transfers		Balance at
	Beginning		and		End of
Description	of Period	Additions (a)	Other (c)	Deductions (b)	Period

Allowance for contractual discounts
Year ended December 31, 2007	$33,070	166,744	5,172	(164,799)	40,187
Year ended December 31, 2006	24,700	120,585	--	(112,215)	33,070
Year ended December 31, 2005	21,740	83,948	--	(80,988)	24,700

Allowance for uncompensated care
Year ended December 31, 2007	$51,544	99,408	13,207	(113,128)	51,031
Year ended December 31, 2006	45,540	83,917	--	(77,913)	51,544
Year ended December 31, 2005	26,040	60,792	--	(41,292)	45,540

__________________
Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.
(c)	Beginning allowance balances established against CJ receivables

See accompanying Report of Independent Registered Public Accounting Firm.