Form 10-K/A
period 2007-12-31
AIR METHODS CORP
filed 2008-04-29
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K / A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

To Form 10-K / A

  i

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Summary information concerning our directors and executive officers is set forth below:

Name	Age	Position	Class/Year Term as Director Expires(1)

George W. Belsey	68	Chairman of the Board	I/2010
Ralph J. Bernstein	50	Director	III/2009
Samuel H. Gray	70	Director	II/2008
C. David Kikumoto	58	Director	I/2010
MG Carl H. McNair, Jr. (Ret.)	73	Director	I/2010
Lowell D. Miller, Ph.D.	74	Director	III/2009
Morad Tahbaz	52	Director	II/2008
Paul H. Tate(2)	56	Director	III/2009
Aaron D. Todd	46	Director and Chief Executive Officer	II/2008
David L. Dolstein	59	Senior Vice President, Community-Based Services	N/A
Michael D. Allen	45	Senior Vice President, Hospital-Based Services	N/A
Trent J. Carman	47	Chief Financial Officer, Secretary and Treasurer	N/A
Sharon J. Keck	41	Chief Accounting Officer and Controller	N/A
__________________

(1)	Refers to the calendar year in which the annual meeting of stockholders is expected to be held and at which the term of the pertinent director class shall expire.

(2)
Effective March 31, 2008, Paul H. Tate resigned his position from the Board of Directors and accepted an appointment to the position of Chief Operating Officer of Air Methods Corporation.  On that date, the number of directors was reduced by one to a total of eight.

Mr. George W. Belsey has served as Chairman of the Board of Directors since April 1994, having been appointed a director in December 1992. Mr. Belsey was appointed Chief Executive Officer of the Company effective June 1, 1994, and served in that capacity until July 2003. Mr. Belsey previously served in executive and administrative positions at the American Hospital Association and at a number of hospitals. He received his Bachelor’s Degree in Economics from DePauw University in Greencastle, Indiana, and holds a Master’s Degree in Business Administration from George Washington University, Washington, D.C.

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

Mr. C. David Kikumoto became a director in June 2004. Mr. Kikumoto is the cofounder and Chief Executive Officer of Denver Management Advisors. From 1999 to 2000, Mr. Kikumoto was President and Vice Chairman at Anthem Blue Cross and Blue Shield, Colorado and Nevada, and from 1987 to 1999, he served in several roles, including CEO of Blue Cross and Blue Shield of Colorado, Nevada and New Mexico. He received his Bachelor of Science degree in accounting from the University of Utah, pursued graduate studies at the University of Utah, and graduated from the Executive Development Program at the University of Chicago.

Major General Carl H. McNair, Jr., USA (Ret.) was appointed to the board of directors in March 1996. In April 1999, General McNair retired from his position as Corporate Vice President and President, Enterprise Management, for DynCorp, a technical and professional services company headquartered in Reston, Virginia, where he was responsible for the company’s core businesses in facility management, marine operations, test and evaluation, administration and security, and biotechnology and health services. He currently serves as Special Assistant, Government Relations and Legislative Affairs, in the corporate offices of Computer Sciences Corporation. General McNair has a Bachelor of Science Degree in Engineering from the U.S. Military Academy at West Point, a Bachelor’s Degree and Master’s Degree in Aerospace Engineering from Georgia Institute of Technology, and a Master of Science Degree in Public Administration from Shippensburg University.

Dr. Lowell D. Miller was named a director in June 1990. Since 1989, Dr. Miller has been involved with various scientific endeavors including a pharmaceutical research and development consulting business and as a guest lecturer at the university level. In addition, he has led or been involved with many fund-raising activities for educational purposes. He is a long-term member of the American Chemical Society and the American Society of Toxicology and is a registered Clinical Chemist. The University of Missouri awarded Dr. Miller a Bachelor of Science Degree in 1957 as well as a Master’s Degree in Biochemistry in 1958 and a Biochemistry Doctorate Degree in 1960.

Mr. Morad Tahbaz was elected to the board of directors in February 1994. He is a co-founder and General Partner of Americas Partners, an investment firm. Additionally, Mr. Tahbaz is the founder and a partner of M.T. Capital, L.L.C., an investment company for real estate and private equity transactions. Mr. Tahbaz received his Bachelor’s Degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master’s Degree in Business Administration from Columbia University Graduate School of Business.

Mr. Paul H. Tate was elected to the board of directors in September 2003. On March 31, 2008, he resigned his position on the board of directors and was appointed as the Chief Operating Officer of Air Methods Corporation. Previously, Mr. Tate was the Executive Vice President and Chief Financial Officer of Frontier Airlines. Prior to joining Frontier in October 2001, he was Executive Vice President and Chief Financial Officer for Colgan Air, Inc., a U.S. Airways Express carrier. Mr. Tate served as Senior Vice President-Finance and Chief Financial Officer of Atlantic Coast Airlines Holdings, Inc. from 1997 to 2000, and has served in financial officer positions with Midway Airlines and Reno Air, Inc. Mr. Tate, a certified public accountant, received his undergraduate degree in economics and his Master’s Degree in Business Administration from Northwestern University in 1973 and 1975, respectively.

Mr. Aaron D. Todd became a director in June 2002 and Chief Executive Officer in July 2003. He joined the Company as Chief Financial Officer in July of 1995 and was appointed Secretary and Treasurer during that same year. Mr. Todd holds a Bachelor of Science Degree in Accounting from Brigham Young University.

Mr. David L. Dolstein joined the Company with the July 1997 acquisition of Mercy Air Service, Inc. He serves as Senior Vice President, Community-Based Services and as President of Mercy Air Service, a continuation of his responsibilities preceding the acquisition. Mr. Dolstein received a Bachelor of Science degree in 1974 from Central Missouri State University with postgraduate studies in industrial safety.

Mr. Michael D. Allen was named Senior Vice President of Hospital-Based Services in January 2006. Since 1992, Mr. Allen has served the Company in several other positions including line pilot, safety representative, aviation site manager, training captain/check airman and operations manager. Prior to joining the Company, Mr. Allen was a commercial pilot for two years and served as a pilot in the US Army for five years. Mr. Allen graduated from Portland State University with a Bachelor of Science in Mathematics.

Mr. Trent J. Carman joined the Company in April 2003 and is the Chief Financial Officer, Secretary and Treasurer. Prior to joining the Company, Mr. Carman served as Chief Financial Officer of StorNet, Inc. from January 2000 until April 2003, and served in various capacities including Senior Vice President and Chief Financial Officer for United Artists Theatre Circuit, Inc., from June 1992 until January 2000. Mr. Carman received his Bachelor of Science Degree in Accounting from Utah State University and holds a Master’s Degree in Business Administration-Finance from Indiana University.

Ms. Sharon J. Keck joined the Company as Accounting Manager in October 1993 and was named Controller in July of 1995. She assumed the additional position of Chief Accounting Officer in January 2002. Ms. Keck holds a Bachelor of Science Degree in Accounting from Bob Jones University.

Audit Committee

The Audit Committee currently consists of Messrs. McNair (Chairman), Kikumoto and Gray. Paul Tate served on the Audit Committee during fiscal year 2007 and until March 31, 2008, when he resigned his position on the Board of Directors. Samuel H. Gray was then appointed to Mr. Tate’s vacated position on the Audit Committee. The Board of Directors has determined that all members of the Audit Committee are “independent” within the meaning of the listing standards of the NASDAQ Stock Market, Inc. and the Securities and Exchange Commission rules governing audit committees. In addition, the Board of Directors determined that both Mr. Tate and Mr. Kikumoto meet the criteria of an “audit committee financial expert” as defined under the applicable SEC rules.

Code of Ethics

We have adopted a Code of Ethics for directors, officers, and employees. This Code of Ethics is intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters. We will provide a copy of our Code of Ethics to any person without charge, upon written request to: Secretary, Air Methods Corporation, 7301 S. Peoria, Englewood, Colorado 80112. The Code of Ethics is also available on our corporate website, which is www.airmethods.com. The contents of our website are not incorporated by reference into this document for any purpose.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on our review of the copies of reports filed and upon written representations, we believe that during 2007, executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following:

1.
Forms 4, related to option grants to non-employee directors, were filed late due to a delay in notification of the administrative staff responsible for preparing the forms. The filings by Messrs. Bernstein, Tahbaz, Gray, McNair, Miller, Tate and Kikumoto reported a January 1, 2007, grant to each director of 7,500 shares of the Company’s common stock.

2.	A Form 4 related to a sale of stock by Mr. Morad Tahbaz was filed one day late due to a delay of notification by the broker effecting the transaction.

Board Nominees

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives

Our compensation programs are intended to provide a link between increasing the long-term value of stockholder investment in the Company and the compensation earned by our executive officers. The objectives of our compensation programs are to:

•	Attract and retain executives capable of leading us to meet our business objectives;
•	Adequately compensate our executive officers for achieving important near-term objectives;
•	Align the interests of executive officers and stockholders through the use of equity and other long-term incentives; and
•	Reward executives for achieving sustainable increases in the value of stockholders’ investments.

Business Strategy

Our business strategy is to build the long-term value of stockholder investment in the Company by achieving the following shorter term objectives:

•	Growth of our community-based services
•	Addition and retention of hospital-based service contracts
•	Growth of our Products Division
•	Securing necessary capital and financing to fund business expansion
•	Pursuit of geographic and business line expansion, where appropriate
•	Achievement of earnings per share goals
•	Achievement of divisional earnings goals

Elements of Executive Compensation

Our compensation structure consists of two tiers of remuneration, as follows:

•
The first tier consists of competitive base pay for executive officers, plus a competitive suite of retirement, health, and welfare benefits. Our executives enjoy the same retirement, health and welfare package as all our exempt employees, except that we also provide additional disability income protection insurance coverage to our executives. Our base pay and benefits are designed to attract and retain world-class executives and to be sufficiently robust to sustain them during times when incentive compensation is low.

•
The second tier consists of a short-term (annual) incentive plan, which is linked to individual and Company performance on a year by year basis. It also consists of the 2006 Equity Compensation Plan, which allows for grants of incentive stock options, non-statutory stock options, shares of restricted stock, and stock appreciation rights. This plan is designed to reward executive officers for increasing the value of stockholders’ investment.

Reasons for Paying Each Element of Compensation

The reasons for paying each element of compensation are as follows:

•	Salary and benefits are paid for ongoing performance throughout the year.
•
The annual bonus component of executive compensation is in place to encourage and reward the achievement of the various components of the Business Strategy referenced above. The annual bonus rewards the achievement of short-term objectives which should eventually translate into a sustainable increase in stock price.

•
The long-term incentive compensation currently consists of options and time-vested restricted stock. Our long term incentive compensation is designed to reward executives if they are successful in increasing the value of stockholder investment. It also helps encourage executives to avoid behavior which results in short-term benefit at the expense of long-term share value.

Determination of the Amount and Formula for Each Element of Pay

Generally, we choose to pay various elements of compensation based on (1) the base pay necessary to attract and retain talent, (2) internal equity, and (3) corporate and individual performance. Specific factors considered for each element of compensation are as follows:

•
Base pay is set by the Compensation Committee in an amount which is adequate to attract and retain the talent that the Company needs. The Committee is careful to take into account internal equity and the relative value of individual executive officer jobs, as well as the value of the jobs immediately below the executive officer level. The Company operates in a relatively unique industry, and it is not possible to look at similar peer companies to ensure that the Company is keeping pace with market practices around base pay. However, the Committee periodically references base pay practices at public companies of a similar size to help ensure base pay remains broadly within a competitive range. Base pay is not utilized by the Company to reward outstanding individual and/or corporate performance, which is instead tied to the short-term and long-term incentive plans. Base pay is periodically increased to take into account increased responsibilities or increases in the cost of living. The CEO and each of the Named Executive Officers received increases of 5% of base pay in 2008.

•
Target bonus opportunity for the executive officer group ranges from 25% to 40% of base pay. This target bonus opportunity is approximately in the midpoint of the market range for executive officers in similar size public companies. Amounts above the target can be granted in the case of outstanding individual and corporate performance according to a predetermined formula, discussed below. It is the intent of the Committee that outstanding corporate and individual performance be rewarded through the bonus program, rather than by permanent additions to base salary.

•
The bonus amount for each executive officer, other than the Chief Accounting Officer, is tied to a formula which takes into account corporate performance, divisional performance, and quantifiable individual goals. The bonus amount for the Chief Accounting Officer is determined according to whether annual individual goals, which are set by the Chief Financial Officer and the Chief Executive Officer, are attained. The Chief Financial Officer and the Chief Executive Officer make a recommendation to the Compensation Committee and the Committee determines the bonus for the Chief Accounting Officer, taking into account their recommendation. The rationale for excluding the Chief Accounting Officer from the formula bonus is to help avoid actual and apparent financial self-interest on the part of the Chief Accounting Officer in the achievement of key financial measures.

•
The amount of actual bonus paid to executive officers, other than the Chief Accounting Officer, depends on the extent to which the corporate performance goals and each of the individual goals have been met.

•
A total amount of $726,000 for executive officers, other than the Chief Accounting Officer, was available for payment with respect to the 2007 fiscal year, provided the corporate and individual targets were met. All corporate and individual targets were in fact met, and this is the amount that was paid with respect to the 2007 fiscal year.

•
The long-term incentives granted in 2007 consisted of stock options. The Committee considered both individual performance and the financial impact of the grant on the Company, when determining the size of the grants. Since substantial numbers of stock options granted to executive officers in prior years vest in 2009, the Committee determined it was important to make grants in 2007 which would vest in later years.

•	In January of 2008, the CEO and the Named Executive Officers also received grants of restricted stock, which vest over three years.

Policies for Allocating Between Long-Term and Currently Paid Out Compensation

Our philosophy is to place the executive team in the shoes of the stockholders to the greatest extent possible. Therefore, the largest potential component of compensation comes from the long-term incentive. That is, when the value of stockholders' investment is increased, executives have the greatest opportunity for gain.

The currently paid out compensation consists of base pay in an amount necessary to keep executives engaged. The intention of the Committee is that rewards for exceptional Company and individual performance be attached to incentive compensation, rather than be built into base pay.

The currently paid out compensation also consists of the annual incentive bonus. The Committee acknowledges that annual bonuses are an important part of achieving yearly goals which should over time turn into a sustained increase in share value. While the Committee believes that the annual bonuses paid should be sufficient to drive superior annual performance, it also believes that the bulk of executives’ rewards should be attached to the long-term incentive, rather than the annual incentive.

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

Long-Term Compensation - Basis for Reward and Downside Risk

To date, we have primarily awarded only stock options, although in January 2008 we also granted executives some time vested restricted stock. We will continue to consider other equity-based incentives in the future. Options bear a relationship to our long-term goals in that they increase in value as the stock increases in value. Restricted stock bears a relationship to our long term goals in that it increases in value as the stock increases in value, and vice versa. Management bears significant exposure to downside risk through options. Management is also exposed to downside risk both through shares of restricted stock, and shares of common stock the executive officers own outright. We have carefully evaluated the cost of options we grant to our executive officers. We will continue to evaluate the cost of options and other forms of equity compensation vehicles against the benefit those vehicles are likely to yield in building long-term share value.

Equity Grants and Market Timing

Our 2007 fiscal-year plan to grant options was independent of the timing of our release of material, non-public information. We currently intend to maintain this practice in the future. We have no program, plan, or practice of awarding options and setting the exercise price based on any price other than the fair market value of our stock on the grant date.

Specific Forms of Compensation and the Role of Discretion

In the past, the Compensation Committee has retained the authority to review executive officer base compensation and to make increases based on change of responsibility, cost of living, and market norms. Also, the Compensation Committee has retained the authority to make long-term incentive grants (historically stock options) based on executive performance and market norms. The Committee intends to retain the discretion to make decisions about executive officer base compensation and certain levels of stock option grants and restricted stock with or without predetermined performance goals.

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

A predetermined target bonus is paid to executives to the extent the predetermined goals are met. A total amount of $726,000 for executive officers, other than the Chief Accounting Officer, was available and paid out in full for 2007.

How Individual Forms of Compensation are Structured and Implemented to Reflect the Executive Officers’ Individual Performance and Contribution

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

Specific objectives against which executive performance is gauged determine the amount each executive receives under the annual bonus plan. These objectives include the addition and retention of hospital-based service contracts, growth of our community-based services, growth of the Products Division, securing of capital to finance expansion, and meeting the growth goals of particular divisions. Success in these areas is determined both on an individual and team basis.

Certain goals are corporate goals against which the executive officers' performance is judged as a team. These include earnings per share goals and growth in the value of stockholder investment. Rewards under the long-term incentive plans are primarily tied to the extent these corporate goals are achieved.

Policy Regarding Adjustment of Awards if Relevant Performance Measures are Restated or Adjusted

The annual bonus and other incentive compensation must be forfeited by the Chief Executive Officer and the Chief Financial Officer if, during the 12-month period following the issuance of financial statements, those financial statements must be restated due to material noncompliance as a result of misconduct in the preparation of those financial statements, as required under Section 304 of the Sarbanes-Oxley Act of 2002.

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

Ownership Requirements and Policies Regarding Hedging Risk on Company’s Equity Securities

We currently have no security ownership requirements for executives, and no policies regarding hedging economic risk and ownership.

Role of Executive Officers in Determining Compensation

The Compensation Committee makes all base, bonus, and equity compensation decisions regarding executive officers, with the exception of Mr. Todd. The entire Board, including a majority of the independent directors with Mr. Todd not present, makes all compensation decisions regarding Mr. Todd. However, executive officers give the Committee input in the following areas:

•	Financial projections for Company and divisional performance goals
•	Input on the individual goals for Mr. Todd’s direct reports
•	Input on equity compensation grants, base pay increases, and annual bonus incentive opportunity

Benchmarking of Compensation

In the course of determining compensation of executive officers in 2007, we looked at publicly traded companies of a similar size. The Company is an air ambulance company, and it is not possible to build a peer group of companies against which to benchmark compensation. Accordingly, we looked at the compensation paid to the executive officers of public companies of a similar size to ascertain whether the Company is generally in keeping with current compensation levels. We believe it is useful to engage in this exercise periodically because these other companies may be competitors for talent.

Even if we were able to build a peer group of companies, our compensation philosophy does not include an effort to pay at a particular percentile of market. Accordingly, we would not attempt to use other companies as a benchmark against which to set our compensation.

Summary Compensation

The following table sets forth the total compensation earned by the Chief Executive Officer, Chief Financial Officer, and each of the three other most highly compensated executive officers (the “named executive officers”) for the year ended December 31, 2007.

Name and Principal			Option Awards(2)	All Other Compensation		Total
Position	Salary ($)	Bonus(1) ($)	($)	($)		($)
Aaron D. Todd	373,500	339,855	463,500	19,148	(3)	1,196,003
Chief Executive Officer
Trent J. Carman	235,100	134,007	185,400	13,906	(4)	568,413
Chief Financial Officer and
Secretary and Treasurer
David L. Dolstein	245,100	147,060	278,100	16,595	(5)	686,855
Senior Vice President,
Community-Based Services
Michael D. Allen	198,000	105,140	278,100	11,947	(6)	593,187
Senior Vice President,
Hospital-Based Services
Sharon J. Keck	180,400	60,000	111,240	9,747	(7)	361,387
Chief Accounting Officer
and Controller

(1)   Bonus amounts earned in 2007 will be paid in 2008. Does not include bonus amounts earned by executive officers in 2006 which were paid in 2007. Those amounts were: Aaron Todd, $220,675; Trent Carman, $89,216; David Dolstein, $196,064; Michael Allen, $60,000; Sharon Keck, $35,000.

(2)   Valuation assumptions are discussed in Note 8 to the consolidated financial statements included in Item 8 of this report.

(3)   Consists of a $10,941 match to the 401(k) plan and a disability income protection premium of $8,207.

(4)   Consists of $10,718 match to the 401(k) plan and a disability income protection premium of $3,188.

(5)   Consists of a $14,781 match to the 401(k) plan and a disability income protection premium of $1,814.

(6)   Consists of a $11,036 match to the 401(k) plan and a disability income protection premium of $911.

(7)  Consists of a $8,954 match to the 401(k) plan and a disability income protection premium of $793.

Stock Option Grants

Stock option grants to the named executive officers were as follows for the year ended December 31, 2007:

2007 GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Approval Date	Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Share)	Grant Date Fair Value of Stock and Option Awards ($)

Aaron D. Todd	02/07/2007	01/26/07	50,000	27.06	463,500
Chief Executive Officer
Trent J. Carman	02/07/2007	01/26/07	20,000	27.06	185,400
Chief Financial Officer and
Secretary and Treasurer
David L. Dolstein	02/07/2007	01/26/07	30,000	27.06	278,100
Senior Vice President,
Community-Based Services
Michael D. Allen	02/07/2007	01/26/07	30,000	27.06	278,100
Senior Vice President,
Hospital-Based Services
Sharon J. Keck	02/07/2007	01/26/07	12,000	27.06	111,240
Chief Accounting Officer
and Controller

Respective to the “Option Awards” column and footnote number 2 in the above Summary Compensation Table, named executive officers were awarded option grants during fiscal year 2007 which are reported as a dollar figure. That amount was calculated in accordance with the requirements of FAS 123R, as explained below. Total compensation includes the valuation of these option grants, as required. The options granted in 2007 vest in equal 1/3 installments. The first 1/3 of the optioned shares were immediately vested upon issue of the grant. The remaining shares will vest 1/3 upon each of the first and  second anniversaries of the grant date of  February 7, 2007.

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

Outstanding Equity awards and Option Exercises

The following table provides certain summary information concerning stock option values as of December 31, 2007, for the named executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (exercisable) (#)	Number of Securities Underlying Unexercised Options (unexercisable) (#)	Option Exercise Price ($)	Option Expiration Date

Aaron D. Todd		125,000	8.98	01/01/10(1)
Chief Executive Officer	16,667	33,333	27.06	02/07/12(2)

Trent J. Carman	15,000		8.98	01/01/09(5)
Chief Financial Officer and	15,500		7.92	06/11/08(4)
Secretary and Treasurer		60,000	8.98	01/01/10(1)
	6,667	13,333	27.06	02/07/12(2)

David L. Dolstein		100,000	8.98	01/01/10(1)
Senior Vice President		20,000	27.06	02/07/12(2)
Community-Based Services

Michael D. Allen		16,667	28.70	05/03/11(3)
Senior Vice President		20,000	27.06	02/07/12(2)
Hospital-Based Services

Sharon J. Keck	2,500		8.98	01/01/09(5)
Chief Accounting Officer		50,000	8.98	01/01/10(1)
and Controller	3,334	6,666	28.70	05/03/11(3)
	4,000	8,000	27.06	02/07/12(2)

(1)  Options granted under this award will fully vest on January 1, 2009.

(2)  1/3 of the total number of options granted under this award vested upon issue. An additional 1/3 of the total number of optioned shares vest upon each of the second and third anniversaries of the grant date, February 7, 2007.

(3)  1/3 of the total number of optioned shares vest upon each of the first, second and third anniversaries of the grant date, May 3, 2006.

(4)  Options became fully vested on June 11, 2005, the second anniversary date of grant.

(5)  Options became fully vested on January 1, 2006, the second anniversary date of grant.

The following table summarizes information regarding option exercises by the Executive Officers during the year ended December 31, 2007.

2007 OPTION EXERCISES
	Option Awards
Name	Number of Shares Acquired on Exercise(1) (#)	Value Realized on Exercise(2) ($)

Aaron D. Todd	45,000	1,541,700
Chief Executive Officer

Trent J. Carman	5,000	176,500
Chief Financial Officer, Secretary and Treasurer

David L. Dolstein	10,000	304,100
Senior Vice President, Community-Based Services

Michael D. Allen	18,333	375,217
Senior Vice President, Hospital-Based Services

Sharon J. Keck	7,500	354,750
Chief Accounting Officer and Controller

(1)  Represents aggregate number of shares acquired upon exercise in fiscal year 2007.

(2)  Represents aggregate net gain on shares acquired by options exercised in fiscal year 2007. Value is based upon the closing price of our common stock on the date of share acquisition less the exercise price of the options.

Potential Payments upon Termination or Change in Control

We entered into an Employment Agreement with Mr. Todd effective July 1, 2003, for an initial term of two years, subject to successive one-year extensions. The agreement may be terminated by either party upon 90 days’ written notice, or immediately by us for cause. In the event we terminate the agreement without cause, Mr. Todd is entitled to severance payments for eighteen months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment.

In the event of termination resulting from a change in control of the Company, Mr. Todd is entitled to severance payments for 36 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of his employment. Effective May 7, 2007, Mr. Todd’s employment contract was amended to provide that if any payments are to be made to Mr. Todd on account of a change of control, and if those payments result in an Excise Tax on Mr. Todd imposed by Section 4999 of the Internal Revenue Code, then Mr. Todd will be entitled to an additional payment. Such payment (referred to in the Employment Agreement as a “Gross-Up Payment”) will be in an amount such that after payment by Mr. Todd of all taxes,  Mr. Todd retains an amount of the Gross-Up Payment equal to the Excise Tax imposed on the change of control payments.

During the term of employment and for eighteen months following the termination of employment, Mr. Todd may not engage in any business which competes with us anywhere in the United States.

We entered into Employment Agreements with Mr. Dolstein and Ms. Keck effective January 1, 2003; with Mr. Carman effective April 28, 2003; and with Mr. Allen effective January 4, 2006. Each agreement was for an initial term of one year starting on the effective date and is subject to successive one-year extensions. Each agreement may be terminated either by us or by the executive upon 90 days’ written notice, or immediately by us for cause. In the event we terminate an agreement without cause, the executive is entitled to severance payments for twelve months following termination at an annual rate equal to his highest cash compensation during any 12-month period of the executive’s employment.

In the event of termination resulting from a change in control of the Company, the executive is entitled to severance payments for 24 months following termination at an annual rate equal to his highest cash compensation during any 12-month period of the executive’s employment. Effective May 7, 2007, the employment contracts for Messrs. Dolstein, Carman, and Allen and Ms. Keck were amended to provide that if any payments are to be made to them on account of a change of control, and if those payments result in an Excise Tax imposed by Section 4999 of the Internal Revenue Code, then each of these individuals subject to the Excise Tax shall be entitled to an additional payment. Such payment (referred to in the Employment Agreements as a “Gross-Up Payment”) will be in an amount such that after the payment by the executive of all taxes, the executive will retain an amount of the Gross-Up Payment equal to the Excise Tax imposed on the change of control payments.

During the term of employment and for twelve months following the termination of employment, the executive may not engage in any business which competes with us anywhere in the United States.

In addition to the severance payments described above, the executive is entitled to continue to receive at our expense, coverage under our health insurance policies, or comparable coverage, during the term of such severance payments, but only until the executive begins other employment in connection with which he is entitled to health insurance coverage. As a condition of the executive’s right to receive severance compensation, the executive must sign and deliver to the Company a release of all claims that the executive might otherwise assert against the Company. During the term of employment and for five years following the termination of employment, the executive may not directly or indirectly use, disseminate, or disclose any of our confidential information or trade secrets.

The following table summarizes potential payments that would be made to the Executive Officers upon termination or a change in control of the Company, assuming the triggering event took place on December 31, 2007, and the stock price was the closing market price as of that date.

2007 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Death ($)	Disability ($)	Change in Control(2) ($)

Aaron D. Todd	Severance(1)	1,137,416	3,133,284	--	--	--
Chief Executive Officer	Death(1)	--	--	32,437	--	--
	Disability(1)	--	--	--	194,621	--
	Accelerated Vesting of Stock Options	--	--	--	--	1,201,578

Trent J. Carman	Severance(1)	394,453	985,809	--	--	--
Chief Financial Officer	Death(1)	--	--	20,855	--	--
Secretary and Treasurer	Disability(1)	--	--	--	125,309	--
	Accelerated Vesting of Stock Options	--	--	--	--	612,141

David L. Dolstein	Severance(1)	460,745	1,337,678	--	--	--
Senior Vice President	Death(1)	--	--	22,057	--	--
Community-Based	Disability(1)	--	--	--	132,341	--
Services	Accelerated Vesting of Stock Options	--	--	--	--	910,957

Michael D. Allen	Severance(1)	273,836	695,583	--	--	--
Senior Vice President	Death(1)	--	--	17,820	--	--
Hospital-Based	Disability(1)	--	--	--	106,918	--
Services	Accelerated Vesting of Stock Options	--	--	--	--	235,033

Sharon J. Keck	Severance(1)	231,013	640,646	--	--	--
Chief Accounting	Death(1)	--	--	16,180	--	--
Officer and Controller	Disability(1)	--	--	--	97,077	--
	Accelerated Vesting of Stock Options	--	--	--	--	485,564

(1) Includes amounts for health care benefits and 401(k) matching.
(2) The value of accelerated vesting of stock options is calculated by using the safe harbor valuation method under Rev. Proc. 2003-68. The safe harbor valuation method is based on the Black-Scholes model and takes into account, as of the valuation date, the following factors; (1) the volatility of the underlying stock, (2) the exercise price of the option, (3) the value stock as of December 31, 2007 (valuation date), and the term of the option on the valuation date. The difference in the value of the option at time of vesting and the discounted current value is used to calculate the portion of the payment that is contingent on the change of control.

Change-in-Control Arrangements

In addition to change-in-control provisions included in the employment agreements described above, our 2006 Equity Compensation Plan also contains a change-in-control provision. Outstanding options or other equity compensation grants under the plan become fully vested in connection with the disposition of all, or substantially all, of the Company’s assets or outstanding capital stock by means of a sale, or a merger or reorganization in which the Company is not the surviving corporation.

Director Compensation

The following table summarizes all compensation earned by members of the Board of Directors during the year ended December 31, 2007.

2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)

George W. Belsey	--	150,000	(1)	150,000
Ralph J. Bernstein(4)	30,100	--		30,100
Samuel H. Gray(10)	38,500	--		38,500
David Kikumoto(5)	30,100	7,531	(3)	37,631
MG Carl H. McNair, Jr. (Ret.)(6)	43,500	--		43,500
Lowell D. Miller(7)	40,900	--		40,900
Morad Tahbaz(8)	37,900	--		37,900
Paul H. Tate(9)	28,500	7,878	(3)	36,378
Aaron D. Todd(2)	N/A	N/A		N/A

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

(3)  Tax gross up paid to directors in fiscal year 2007.  See narrative below.

(4)  As of December 31, 2007, Mr. Bernstein holds four stock option awards exercisable for an aggregate 29,500 shares of the Company's common stock.

(5)  As of December 31, 2007, Mr. Kikumoto holds two stock option awards exercisable for an aggregate 9,500 shares of the Company's common stock.

(6)  As of December 31, 2007, Mr. McNair holds four stock option awards exercisable for an aggregate 29,500 shares of the Company's common stock.

(7)  As of December 31, 2007, Dr. Miller holds two stock option awards exercisable for an aggregate 12,500 shares of the Company's common stock.

(8)  As of December 31, 2007, Mr. Tahbaz holds four stock option awards exercisable for an aggregate 29,500 shares of the Company's common stock.

(9)  As of December 31, 2007, Mr. Tate holds three stock option awards exercisable for an aggregate 15,000 shares of the Company's common stock.

(10)  As of December 31, 2007, Mr. Gray holds one stock option award exercisable for an aggregate 1,500 shares of the Company’s common stock.

We entered into an Executive Consulting Agreement with Mr. Belsey effective July 1, 2003, for an initial term of five years. Under the Agreement, Mr. Belsey agreed to serve as Chairman of the Board of Directors, at the pleasure of the Board of Directors, through the completion of the Annual Meeting of Stockholders in 2004. Upon expiration of that term of service and his re-election to the Board of Directors, Mr. Belsey was reappointed as Chairman through the Annual Meeting of Stockholders in 2007. Upon his re-election to the Board in 2007, he was reappointed as Chairman through the Annual Meeting of Stockholders in 2010. Mr. Belsey also agreed to serve as a consultant with those responsibilities designated to him by the Board of Directors, for a consulting fee of $750,000, payable in equal monthly installments from July 1, 2003 through June 30, 2008. This fee is payable regardless of the amount of time Mr. Belsey spends performing his services as Chairman and consultant, and whether or not he becomes disabled or dies during such period. During the term of this Agreement and for a period of eighteen months following the termination of the agreement with us, Mr. Belsey may not engage in any business which competes with us anywhere in the United States. Effective July 1, 2008, Mr. Belsey will begin earning director compensation consistent with other non-employee directors.

During fiscal year 2007, each non-employee director, except Mr. Belsey, received a 7,500 share stock option grant exercisable at $27.92, the closing price of the stock upon the first business day (January 2, 2007) following the grant date, January 1, 2007. The grants each vested in increments of 1/12 of the total number of optioned shares per month over calendar year 2007. All option grants held by non-employee directors at fiscal year-end are reflected in the footnotes to the above table. All shares so indicated were fully vested and exercisable at December 31, 2007. Exercise prices are determined by the closing price of the common stock on the date the grant is issued. If the grant date is not a market business day, grant exercise prices are determined by the closing price of the common stock on the next business day following the grant date. Through 2004, each non-employee director annually received a five-year option to purchase 10,000 shares, exercisable at the then-current grant date closing price of our common stock. As of December 31, 2007, directors held stock options granted for director-related services to purchase a total of 127,000 shares of common stock.

Each non-employee director may elect to receive shares of common stock in lieu of cash payments pursuant to our Equity Compensation Plan for Non-Employee Directors. We also reimburse our non-employee directors for their reasonable expenses incurred in attending Board of Directors’ and committee meetings. Board members who are also officers do not receive any separate compensation or fees for attending Board of Directors’ or committee meetings.

We have adopted compensation and incentive benefit plans to enhance our ability to continue to attract, retain and motivate qualified persons to serve as our directors. Effective January 1, 2007, the payments to our non-employee directors, except for Mr. Belsey, were as follows:
•	Annual retainer of $15,000
•	$2,000 per Board of Directors meeting
•	$600 per committee meeting for all committees except the Audit Committee
•	$1,000 per Audit Committee meeting
•
Fee per committee meeting for committee chairman as follows: $4,000 for Audit Committee, $3,000 for Compensation/Stock Option Committee, $3,000 for Nominating and Corporate Governance Committee and $2,000 for Finance/Strategic Planning Committee.

In 2003 we purchased $50,000 life insurance policies for each non-employee director who had served longer than one year, excluding Messrs. Belsey and McNair. A life insurance policy was purchased for Mr. Tate in 2004 and for Mr. Kikumoto in 2005. Effective December 22, 2003, an annuity policy was purchased on behalf of Mr. McNair in the amount of $50,000 in lieu of an insurance policy similar to those purchased for other members of the Board of Directors. All policies vested over two years.

The terms of the life insurance policies provide for each director to vest 50% in the cash surrender value of the policy after the first subsequent year of service as director and 50% after the second subsequent year of service as director. We agreed to reimburse each Board member for the estimated federal income taxes associated with the vesting in the life insurance policies. These reimbursements are made in the year subsequent to the year of vesting.  For all directors except Mr. Belsey, the amounts reflected in the table above under “All Other Compensation” represent payments we made to the directors in 2007 for their estimated federal income taxes attributable to their vesting in the life insurance policies for the prior year, 2006.

Compensation Committee Interlocks and Insider Participation

Compensation/Stock Option Committee

The Compensation/Stock Option Committee currently consists of Dr. Miller (Chairman) and Messrs. Bernstein and Gray. The Compensation/Stock Option Committee is responsible for making recommendations to the Board of Directors regarding executive compensation matters. The Board of Directors has determined that all members of the Compensation/Stock Option Committee are “independent” in accordance with applicable SEC rules and NASDAQ listing standards. There are no relationships or transactions relating to the members of the Compensation/Stock Option Committee that require disclosure under Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically request that the information contained in this report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The Compensation Committee, comprised of independent directors, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

By the Compensation/Stock Option Committee:

Lowell D. Miller, Ph.D., Chairman
Ralph J. Bernstein
Samuel H. Gray

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plans

The following equity compensation plans have been previously approved by our shareholders:
•
2006 Equity Compensation Plan – provides for the granting of incentive stock options, non-statutory stock options, shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants.

•
1995 Employee Stock Option Plan – provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses to employees as well as third party consultants and directors.

•
Equity Compensation Plan for Nonemployee Directors – provides for the issuance of shares of common stock to nonemployee directors, at their election, in lieu of cash as payment for their director services.

Further description of these plans is contained in Note 8 to the consolidated financial statements included in Item 8 of this report. Information regarding the securities under all of these plans was as follows as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	758,233	$14.93	497,541

Equity compensation plans not approved by security holders	--	N/A	--

Total	758,233	$14.93	497,541

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 21, 2008, the beneficial ownership of our outstanding Common Stock: (i) by each person who owns (or is known by us to own beneficially) more than 5% of the Common Stock, (ii) by each of our directors and executive officers, and (iii) by all directors and executive officers as a group.

	Number		Percentage of
Name and Address	of Shares		Common Stock

Michael D. Allen	21,504	(1)	*
7301 S. Peoria St.
Englewood, CO. 80112

George W. Belsey	35,486	(2)	*
7301 South Peoria
Englewood, CO 80112

	Number		Percentage of
Name and Address	of Shares		Common Stock

Ralph J. Bernstein	1,294,277	(3)	10.6%
57 Wilton Rd.
Weston, CT 06880

Trent J. Carman	33,833	(4)	*
7301 South Peoria
Englewood, CO 80112

David L. Dolstein	5,175	(5)	*
7301 South Peoria
Englewood, CO 80112

Samuel H. Gray	2,400	(6)	*
136 Paint Island Spring Road
Millstone, NJ 08510

Sharon J. Keck	19,060	(7)	*
7301 South Peoria
Englewood, CO 80112

David Kikumoto	15,900	(8)	*
6412 S. Fiddler’s Green Circle, Suite 200 East
Greenwood Village, CO 80111

MG Carl H. McNair, Jr. (Ret.)	69,687	(9)	*
3170 Fairview Park Drive, MC 256
Falls Church, VA 22042

Lowell D. Miller, Ph.D.	41,900	(10)	*
16940 Stonehaven
Belton, MO 64012

Morad Tahbaz	108,083	(11)	*
57 Wilton Rd.
Weston, CT 06880

Paul H. Tate	19,100	(12)	*
7301 South Peoria
Englewood, CO 80112

Aaron D. Todd	61,395	(13)	*
7301 South Peoria
Englewood, CO 80112

All Directors and Executive Officers as a group (13 persons)	1,727,800	(14)	13.9%

William Blair & Company, LLC
222 W. Adams
Chicago, IL 60606	661,788	(15)	5.4%

	Number		Percentage of
Name and Address	of Shares		Common Stock

FMR LLC
82 Devonshire Street
Boston, MA 02109	1,810,416	(16)	14.8%
___________________

*	Less than one percent (1%) of Common Stock outstanding on April 21, 2008.

(1)	Consists of (i) 18,333 shares subject to stock options exercisable within 60 days, (ii) 171 shares directly owned, and (iii) 3,000 shares restricted stock subject to future vesting requirements.
(2)	Consists of 35,486 shares directly owned by George and Phyllis Belsey.
(3)
Consists of (i) 29,500 shares subject to stock options exercisable within 60 days, (ii) 1,201,877 shares directly owned, (iii) 60,500 shares owned by Yasmeen Bernstein, Mr. Bernstein’s spouse, and (iv) 2,400 shares of restricted stock, 1,800 shares of which are subject to future vesting requirements.

(4)	Consists of (i) 28,333 shares subject to stock options exercisable within 60 days, (ii) 2,500 shares directly owned, and (iii) 3,000 shares of restricted stock subject to future vesting requirements.
(5)	Consists of (i) 2,175 shares directly owned by David and Kathi Dolstein, and (ii) 3,000 shares of restricted stock subject to future vesting requirements.
(6)	Consists of 2,400 shares of restricted stock, 1800 shares of which are subject to future vesting requirements.
(7)	Consists of (i) 17,166 shares subject to stock options exercisable within 60 days, (ii) 394 shares directly owned, and (iii) 1,500 shares of restricted stock subject to future vesting requirements.
(8)
Consists of (i) 9,500 shares subject to stock options exercisable within 60 days, (ii) 4,000 shares directly owned, and (iii) 2,400 shares of restricted stock, 1,800 shares of which are subject to future vesting requirements.

(9)
Consists of (i) 29,500 shares subject to stock options exercisable within 60 days, (ii) 37,787 shares jointly owned with spouse, Jo Ann McNair; and (iii) 2,400 shares of restricted stock, 1,800 shares of which are subject to future vesting requirements.

(10)
Consists of (i) 5,000 shares subject to stock options exercisable within 60 days, (ii) 34,500 shares owned directly, and (iii) 2,400 shares of restricted stock, 1,800 shares of which are subject to future vesting requirements.

(11)
Consists of (i) 29,500 shares subject to stock options exercisable within 60 days, (ii) 76,183 shares directly owned, and (iii) 2,400 shares of restricted stock, 1,800 shares of which are subject to future vesting requirements.

(12)	Consists of (i) 15,000 shares subject to stock options exercisable within 60 days, and (ii) 4,100 shares of restricted stock, 3,500 shares of which are subject to future vesting requirements.
(13)
Consists of (i) 33,333 shares subject to stock options exercisable within 60 days, (ii) 20,343 shares directly owned, (iii) 1,719 shares beneficially owned by Mr. Todd in our 401(k) plan; and (iv) 6,000 shares of restricted stock subject to future vesting requirements.

(14)	Includes (i) 215,165 shares subject to stock options exercisable within 60 days, and (ii) 35,000 shares of restricted stock, 30,800 shares of which are subject to future vesting requirements.
(15)	Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on January 9, 2008.
(16)	Based solely on Schedule 13G filed by the beneficial owner with the Securities and Exchange Commission on February 14, 2008.

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

Director Independence

We have adopted standards for director independence pursuant to NASDAQ listing standards and SEC rules. The Board considered relationships, transactions and/or arrangements with each of the directors and concluded that all of the directors, except Mr. Todd and Mr. Belsey, meet the applicable criteria for independence. Mr. Todd is our Chief Executive Officer and Mr. Belsey serves as a consultant to the Company in addition to serving as Chairman of the Board of Directors. In addition, the Board has determined that each member of our Audit Committee, Compensation and Stock Option Committee, and Nominating and Governance Committee is independent under applicable SEC rules and NASDAQ listing standards.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP, independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2007 and 2006. In addition to retaining KPMG LLP to audit the consolidated financial statements for the year ended December 31, 2007, we retained KPMG LLP to provide other services. The aggregate fees incurred by us for audit, audit-related, tax and other services provided by KPMG LLP during the years ended December 31, 2007 and 2006, were as follows:

	2007	2006
Audit fees	$594,000	601,718
Audit-related fees	38,350	3,510
Tax fees	--	--
All other fees	--	--
Total	$632,350	605,228

Audit fees include fees for the audit of the annual consolidated financial statements, review of unaudited consolidated financial statements included in quarterly reports on Form 10-Q, the audit of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006, review of Securities and Exchange Commission filings, consents, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of financial statements. These services include the review of registration statements and other services not directly impacting the audit of the annual financial statements and related services.

Tax fees include tax services related to the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns. KPMG LLP performed no such services during 2007 or 2006.

All other fees include fees for services not considered audit or tax services. KPMG LLP performed no such services during 2007 or 2006.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by our independent registered public accounting firm during the fiscal year ended December 31, 2007, were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG, LLP was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

The Audit Committee’s pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. In addition, audit services not covered by the annual engagement letter, audit-related services and tax services require the specific pre-approval by the Audit Committee prior to engagement. In addition, services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be pre-approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IV-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	April 29, 2008	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	April 29, 2008
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	April 29, 2008
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	April 29, 2008
Sharon J. Keck

IV-2