Form 10-Q
period 2008-03-31
AIR METHODS CORP
filed 2008-05-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 25, 2008, was 12,202,879.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$12,510	5,134
Current installments of notes receivable	761	881
Receivables:
Trade	127,530	135,633
Refundable income taxes	14,964	20,669
Other	3,690	2,760
	146,184	159,062

Inventories	15,425	15,241
Work-in-process on medical interiors and products contracts	3,496	1,395
Assets held for sale	13,680	25,865
Costs and estimated earnings in excess of billings on uncompleted contracts	4,881	3,457
Deferred income taxes	2,006	--
Prepaid expenses and other	4,489	3,822

Total current assets	203,432	214,857

Property and equipment:
Land	251	251
Flight and ground support equipment	178,223	179,123
Buildings and other equipment	16,799	16,475
	195,273	195,849
Less accumulated depreciation and amortization	(84,800)	(81,103)

Net property and equipment	110,473	114,746

Goodwill (note 2)	21,766	20,307
Notes and other receivables, less current installments	716	1,251
Other assets, net of accumulated amortization of $2,195 and $1,959 at March 31, 2008 and December 31, 2007, respectively	20,222	18,391

Total assets	$356,609	369,552

(Continued)

Air Methods Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2008	2007
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$12,549	24,203
Current installments of long-term debt	17,502	17,250
Current installments of obligations under capital leases	1,110	1,100
Accounts payable	16,063	14,970
Deferred revenue	7,184	6,321
Billings in excess of costs and estimated earnings on uncompleted contracts	721	1,621
Accrued wages and compensated absences	13,881	11,782
Accrued lease costs for assets held for sale (note 2)	4,085	6,331
Due to third party payers	3,582	3,901
Deferred income taxes	--	3,030
Other accrued liabilities	11,588	11,590

Total current liabilities	88,265	102,099

Long-term debt, less current installments	73,967	75,611
Obligations under capital leases, less current installments	862	1,140
Deferred income taxes	28,809	28,159
Other liabilities	19,299	20,523

Total liabilities	211,202	227,532

Stockholders' equity (notes 3, 4 and 5):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,202,879 and 12,136,879 shares at March 31, 2008 and December 31, 2007, respectively	732	728
Additional paid-in capital	77,751	76,698
Retained earnings	66,924	64,594

Total stockholders' equity	145,407	142,020

Total liabilities and stockholders’ equity	$356,609	369,552

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Flight revenue, net	$114,473	79,161
Sales of medical interiors and products	3,626	2,297
	118,099	81,458

Operating expenses:
Flight centers	52,140	35,550
Aircraft operations	27,066	15,244
Aircraft rental	11,079	5,807
Cost of medical interiors and products sold	3,002	1,740
Depreciation and amortization	4,098	3,411
Loss (gain) on disposition of assets, net	(1,308)	152
General and administrative	17,146	12,151
	113,223	74,055

Operating income	4,876	7,403

Other income (expense):
Interest expense	(1,567)	(1,422)
Other, net	643	455

Income before income taxes	3,952	6,436

Income tax expense	(1,622)	(2,738)

Net income	$2,330	3,698

Basic income per common share (note 5)	$.19	.31

Diluted income per common share (note 5)	$.18	.30

Weighted average number of common shares outstanding – basic	12,151,342	11,876,835

Weighted average number of common shares outstanding – diluted	12,623,358	12,362,198

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,330	3,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,098	3,411
Deferred income tax expense	1,622	110
Stock-based compensation	508	753
Tax benefit from exercise of stock options	--	(68)
Loss (gain) on disposition of assets, net	(1,308)	152
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(667)	(683)
Decrease in receivables	5,388	3,694
Increase in inventories	(184)	(535)
Increase in work-in-process on medical interiors and costs in excess of billings	(3,525)	(2,055)
Increase in accounts payable, other accrued liabilities, and other liabilities	1,484	1,857
Increase (decrease) in deferred revenue and billings in excess of costs	(37)	199
Net cash provided by operating activities	9,709	10,533

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(4,194)	(5,389)
Proceeds from disposition and sale of equipment and assets held for sale	4,383	--
Increase in notes receivable and other assets, net	(1,365)	(1,590)
Net cash used by investing activities	(1,176)	(6,979)

(Continued)

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from financing activities:
Net borrowings (payments) under line of credit	$1,406	(1,313)
Payments for debt and lease origination costs	(46)	(40)
Proceeds from long-term debt	--	1,573
Payments of long-term debt	(2,798)	(2,191)
Payments of capital lease obligations	(268)	(445)
Tax benefit from exercise of stock options	--	68
Proceeds from issuance of common stock, net	549	103
Net cash used by financing activities	(1,157)	(2,245)

Increase in cash and cash equivalents	7,376	1,309

Cash and cash equivalents at beginning of period	5,134	4,219

Cash and cash equivalents at end of period	$12,510	5,528

Interest paid in cash during the period	$1,165	1,441

Income taxes paid in cash during the period	$205	25

Non-cash investing and financing activities:

In the quarter ended March 31, 2008, the Company settled notes payable of $22,611 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $10,957 to finance the purchase of aircraft which are held for sale as of March 31, 2008.

In the quarter ended March 31, 2008, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which increased goodwill by $1,459. See Note 2 for further detail on the adjustments.

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
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, deferred income taxes, depreciation and residual values, and fair values of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

(2)	Acquisition of Subsidiary

On October 1, 2007, the Company acquired all of the outstanding stock of FSS Airholdings, Inc. (FSS), the parent company of CJ Systems Aviation Group (CJ) for total consideration of $25 million. The Company also incurred $179,000 in costs related to the transaction, primarily consisting of payments to third party consultants and legal fees. The purchase price was financed through borrowings under the Company’s Revolving Credit, Term Loan and Security Agreement with a commercial bank group. The Company assumed $11,169,000 of CJ’s long-term debt, $10,337,000 of which was paid off immediately following the acquisition. The results of FSS’s operations have been included with those of the Company since October 1, 2007.

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,763	(2,454)	26,309
Equipment and other property	14,490	(374)	14,116
Aircraft	5,589	--	5,589
Inventory	3,547	--	3,547
Goodwill	13,722	1,459	15,181
Other	11,243	972	12,215
	77,354	(397)	76,957
Long-term debt	(11,169)	--	(11,169)
Other liabilities assumed	(41,006)	397	(40,609)
Total liabilities assumed	(52,175)	397	(51,778)
Purchase price	$25,179	--	25,179

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of Subsidiary, continued

Adjustments to the purchase price allocation during the first quarter of 2008 consisted primarily of revised estimates of the fair value of certain receivables and of liabilities related to aircraft repair costs. Revisions were based upon clarification of the payer mix comprising CBS receivables and obtaining historical collection data as of the acquisition date. In addition, the Company verified open account balances with HBS customers and open repair orders and warranty claims with aircraft parts vendors. Although the process of verifying open account balances is not yet complete, the Company does not expect future adjustments to the purchase price allocation to be significant.

At acquisition, the Company identified fourteen CJ aircraft subject to operating leases which it intends to sell within one year. As of December 31, 2007, the liability for lease expense through the expected sales dates and the expected difference between the estimated sales prices and the lease buyouts was $6,331,000. During the first quarter of 2008, the liability was reduced by lease payments of $558,000. Two of the aircraft were sold during the quarter, and the accrual was reduced by the related liability balance of $1,688,000, consisting primarily of the expected shortfall between the sales prices and the lease buyouts. As of March 31, 2008, the liability balance related to the twelve remaining aircraft was $4,085,000.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2008, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2008	12,136,879	$142,020

Issuance of common shares for options exercised	34,500	549
Stock-based compensation	31,500	508
Net income	--	2,330

Balances at March 31, 2008	12,202,879	$145,407

(4)	Stock-based Compensation

The Company recognized $508,000 and $753,000 in stock-based compensation expense during the quarters ended March 31, 2008 and March 31, 2007, respectively. During the first quarter of 2008, the Company issued 31,500 shares of restricted stock at a weighted average fair value of $47.25. The restricted shares vest over a weighted average life of 2 years and are subject to a restriction on the transfer of the shares for one year following the vesting date. Restricted shares of 2,800 became vested during the first quarter of 2008. During the first quarter of 2007, options to purchase 194,500 shares were granted at a weighted fair value of $9.37. The aggregate intrinsic value of 34,500 and 12,000 options exercised during the quarters ended March 31, 2008 and 2007, was approximately $1,053,000 and $194,000, respectively.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2008	2007
Weighted average number of common shares outstanding – basic	12,151,342	11,876,835
Dilutive effect of:
Common stock options	470,569	405,671
Common stock warrants	--	79,692
Unvested restricted stock	1,447	--
Weighted average number of common shares outstanding – diluted	12,623,358	12,362,198

Common stock options totaling 249,500 were not included in the diluted shares outstanding for the quarter ended March 31, 2007, because their effect would have been anti-dilutive.

(6)	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159), which provides an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements. Statement 159 permits an election to measure eligible items at fair value on an instrument-by-instrument basis and then report unrealized gains and losses for those items in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. The implementation of Statement 159 effective January 1, 2008, did not have a material effect on the Company’s financial position or results of operations because the Company did not elect to measure any eligible items at fair value.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

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

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2008
External revenue	$69,317	45,251	3,531	--	--	118,099
Intersegment revenue	--	--	3,966	--	(3,966)	--
Total revenue	69,317	45,251	7,497	--	(3,966)	118,099
Operating expenses	(61,212)	(41,012)	(6,042)	(3,770)	2,911	(109,125)
Depreciation & amortization	(2,131)	(1,672)	(145)	(150)	--	(4,098)
Interest expense	(746)	(738)	--	(83)	--	(1,567)
Other income, net	587	--	--	56	--	643
Income tax expense	--	--	--	(1,622)	--	(1,622)
Segment net income (loss)	$5,815	1,829	1,310	(5,569)	(1,055)	2,330

2007
External revenue	$53,399	25,772	2,287	--	--	81,458
Intersegment revenue	--	473	3,594	--	(4,067)	--
Total revenue	53,399	26,245	5,881	--	(4,067)	81,458
Operating expenses	(43,395)	(22,401)	(4,509)	(3,410)	3,071	(70,644)
Depreciation & amortization	(1,814)	(1,358)	(148)	(91)	--	(3,411)
Interest expense	(709)	(649)	--	(64)	--	(1,422)
Other income, net	437	--	--	18	--	455
Income tax expense	--	--	--	(2,738)	--	(2,738)
Segment net income (loss)	$7,918	1,837	1,224	(6,285)	(996)	3,698

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2008 the CBS Division generated 59% of our total revenue, decreasing from 66% in the first quarter of 2007.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the first quarter of 2008 the HBS Division generated 38% of our total revenue, increasing from 32% in 2007.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2008 the Products Division generated 3% of our total revenue, compared to 2% in 2007.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 78% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2008, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,600 for the first quarter of 2008 compared to approximately 8,300 for the first quarter of 2007. Patient transports for CBS bases open longer than one year, excluding bases added as a result of the acquisition of the parent company of CJ Systems Aviation Group (CJ), (Same-Base Transports) were approximately 7,500 in the first quarter of 2008, compared to 8,100 in the first quarter of 2007. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 636, or 30.2%, higher in the first quarter of 2008, compared to the first quarter of 2007.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 11.8% in the quarter ended March 31, 2008, compared to 2007, contributing to an increase of 2.8% in net reimbursement per transport in the quarter ended March 31, 2008, compared to 2007. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended March 31,
	2008	2007
Gross billings	100%	100%
Provision for contractual discounts	36%	33%
Provision for uncompensated care	19%	18%

The increase in the total percentage of uncollectible accounts for the first quarter of 2008 is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 31% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2007, we have taken delivery of 36 new aircraft and have the option to purchase 29 additional aircraft through the end of 2008. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 82.6% from the first quarter of 2007 to the first quarter of 2008, while total flight volume for CBS and HBS operations increased 38.3% over the same period. During the first quarter of 2008, we incurred costs for 31 engine overhauls, compared to 12 overhauls in the first quarter of 2007. The increase is primarily attributed to the timing of overhaul cycles, as well as to the acquisition of CJ. The acquisition of CJ resulted in an increase in the percentage of our fleet comprised of twin-engine aircraft, which tend to have higher maintenance costs than single-engine aircraft. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Fuel costs. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. The price per barrel of oil has maintained near record levels over the past several years. We cannot predict the future cost and availability of fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs. The cost of aircraft fuel per hour flown for CBS operations increased approximately 44.0% in the first quarter of 2008 compared to the first quarter of 2007 and approximately 22.1% in comparison to the cost per hour for the year ended December 31, 2007.

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

Results of Operations

We reported net income of $2,330,000 for the three months ended March 31, 2008, compared to $3,698,000 for the three months ended March 31, 2007. The first quarter of 2008 included results of operations for CJ locations. Same-Base Transports for CBS operations were 7.1% lower in the first quarter of 2008 compared to 2007, primarily because of a 30.2% increase in cancellations of flights due to unfavorable weather conditions for these bases. Aircraft operating expenses increased 77.6%, mainly due to the acquisition of CJ but also reflecting higher maintenance costs on older models of aircraft and higher fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $35,312,000, or 44.6%, from $79,161,000 to $114,473,000 for the three months ended March 31, 2008, compared to 2007. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $15,835,000, or 29.7%, to $69,225,000 in the three months ended March 31, 2008, compared to 2007, for the following reasons:
•	Net revenue of $11,926,000 from CJ’s CBS operations during the first quarter of 2008.
•	Increase of 11.8% in average gross charge per transport for the first quarter of 2008, compared to 2007. Net reimbursement per transport increased approximately 2.8% over the same period.
•	Incremental net revenue of $6,184,000 generated from the addition of fourteen new CBS bases either during or subsequent to the first quarter of 2007.
•
Closure of three bases subsequent to the first quarter of 2007 and the conversion of another base to HBS operations during the first quarter of 2007, resulting in a decrease in net revenue of approximately $1,824,000.

•
Decrease in Same-Base Transports of 7.1% in the first quarter of 2008 compared to 2007. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 30.2% higher in the first quarter of 2008, compared to the first quarter of 2007.

•	HBS – Net flight revenue increased $19,477,000, or 75.6%, to $45,248,000 for the quarter ended March 31, 2008, for the following reasons:
•	Net revenue of $15,366,000 from CJ’s HBS operations during the first quarter of 2008.
•
Incremental net revenue of $3,483,000 generated from the addition of three new contracts, the expansion of two contracts, and the conversion of one base from CBS operations during or subsequent to the first quarter of 2007.

•
Cessation of service under three contracts and the conversion of one contract to CBS operations subsequent to the first quarter of 2007, resulting in a decrease in net revenue of approximately $1,039,000.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Increase of 8.9% in flight volume for all contracts excluding the CJ contracts, new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $16,590,000, or 46.7%, to $52,140,000 for the quarter ended March 31, 2008, compared to 2007. Changes by business segment are as follows:

•	CBS – Flight center costs increased $8,878,000, or 37.9%, to $32,298,000 for the following reasons:
•	Flight center costs of approximately $6,006,000 related to CJ’s CBS operations for the first quarter of 2008.
•	Increase of approximately $2,991,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $762,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•	HBS - Flight center costs increased $7,712,000, or 63.6%, to $19,842,000 primarily due to the following:
•	Flight center costs of approximately $7,063,000 related to CJ’s HBS operations for the first quarter of 2008.
•	Increase of approximately $1,193,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $618,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $11,822,000, or 77.6%, for the quarter ended March 31, 2008, in comparison to the quarter ended March 31, 2007. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
•	Aircraft operating expenses of $7,149,000 related to CJ’s operations for the first quarter of 2008.
•
Increase of $4,013,000, or 35.7%, in the cost of aircraft maintenance, excluding the effect of aircraft added as a result of the CJ acquisition and other aircraft added to the fleet subsequent to the first quarter of 2007. Since the first quarter of 2007, we have placed 39 new helicopters into service and eliminated twelve aircraft which were older models. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During the first quarter of 2008, we incurred costs for 31 engine overhauls, compared to 12 overhauls in the first quarter of 2007. The increase is primarily attributed to the timing of overhaul cycles, as well as to the acquisition of CJ.

•	Changes in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increase of approximately 44.0% in the cost of aircraft fuel per hour flown.
•	Decrease in hull insurance rates effective July 2007.

Aircraft rental expense increased $5,272,000, or 90.8%, for the first quarter of 2008 compared to the first quarter of 2007. Expense for 76 CJ aircraft under operating leases totaled approximately $4,361,000 for the first quarter of 2008. Incremental rental expense incurred in 2008 for 25 other leased aircraft added to our fleet during either 2007 or 2008 totaled $1,840,000. The increase for new aircraft was offset in part by selling two aircraft and refinancing six at lower lease rates or through debt financing.

Medical Interiors and Products

Sales of medical interiors and products increased $1,329,000, or 57.9%, from $2,297,000 for the first quarter of 2007 to $3,626,000 for the first quarter of 2008. Significant projects in the first quarter of 2008 included four modular medical interior kits for commercial customers, three of which were still in process as of March 31, 2008. Also in process as of March 31, 2008, were two design contracts for the U.S. Army, ten multi-mission interiors for the U.S. Army’s HH-60L helicopter, and fifty litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV). Revenue by product line was as follows:
•	$818,000 - multi-mission interiors
•	$1,755,000 - modular medical interiors
•	$1,053,000 - other aerospace and medical transport products

Significant projects in the first quarter of 2007 included production of 27 MEV units and three modular medical interior kits for commercial customers. Revenue by product line was as follows:
•	$293,000 - multi-mission interiors
•	$577,000 - modular medical interiors
•	$1,427,000 - other aerospace and medical transport products

Cost of medical interiors and products increased $1,262,000, or 72.5%, for the three months ended March 31, 2008, as compared to the previous year, due partly to the change in sales volume. The average net margin earned on projects during 2008 was 11.8% compared to 21.1% in 2007, reflecting increases in the cost of raw materials used to manufacture our aircraft interior systems and the change in product mix. Margins earned on multi-mission interiors and other governmental contracts are generally higher than margins earned on medical interiors for commercial customers.

General Expenses

Depreciation and amortization expense increased $687,000, or 20.1% for the three months ended March 31, 2008, compared to 2007. Depreciation on assets acquired in the CJ transaction totaled approximately $770,000 for the first quarter of 2008.

General and administrative (G&A) expenses increased $4,995,000, or 41.1%, for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, reflecting the impact of the CJ acquisition and increases in compensation for merit pay raises. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. G&A expenses were 14.5% of revenue in 2008, compared to 14.9% in 2007. We increased staffing for G&A departments over 9% in the fourth quarter of 2007 to manage the expanded operations with the acquisition of CJ. G&A expenses in 2008 also include approximately $690,000 related to the consolidation of CJ’s Part 135 Air Carrier Certificate into the Air Methods certificate; the consolidation is expected to be complete in the summer of 2008. In addition, the first quarter of 2008 reflects the costs of staffing and maintaining our operational control center at corporate headquarters, which was established during 2007 to enable us to track flight plans and flight conditions for all aircraft and to communicate with our pilots en route.

Interest expense increased $145,000, or 10.2%, in the first quarter of 2008, compared to the first quarter of 2007. During the third and fourth quarters 2007, we entered into new notes and capital lease obligations of $28,352,000, primarily related to the CJ acquisition, with a weighted average interest rate of 7.5%. In addition, the average balance outstanding against our line of credit was $17.5 million in the first quarter of 2008 compared to $15.2 million in the first quarter of 2007. These increases were offset in part by regularly scheduled payments of long-term debt and a decrease of over 200 basis points in the weighted average interest rate paid on variable rate debt in the first quarter of 2008 compared to the first quarter of 2007.

Income tax expense was $1,622,000 in the first quarter of 2008, compared to $2,738,000 in the first quarter of 2007, at effective tax rates of approximately 41% and 42%, respectively. The decrease in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences.

Liquidity and Capital Resources

Our working capital position as of March 31, 2008, was $115,167,000, compared to $112,758,000 at December 31, 2007. We had cash and cash equivalents of $12,510,000 at March 31, 2008, compared to $5,134,000 at December 31, 2007. Cash generated by operations was $9,709,000 in the first quarter of 2008, compared to $10,533,000 in the first quarter of 2007, reflecting the change in operating results described above.

Cash used by investing activities totaled $1,176,000 in 2008 compared to $6,979,000 in 2007. Equipment acquisitions in the first quarter of 2008 included the buyout of two CJ leased aircraft which were subsequently sold during the quarter for net proceeds of approximately $2.8 million. Both aircraft had been identified for disposition upon acquisition of CJ in October 2007. We also sold two other aircraft during the quarter for total proceeds of $1.5 million. Equipment acquisitions in the first quarter of 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $756,000 in deposits for future aircraft purchases and $510,000 related to the purchase of certain business assets from another air medical service provider in Florida.

Financing activities used $1,157,000 in 2008 compared to $2,245,000 in 2007. The primary use of cash in both 2008 and 2007 was regularly scheduled payments of long-term debt and capital lease obligations. In 2008 these payments were partially offset by draws against our line of credit.

Outlook for 2008

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

In the first quarter of 2008, we opened a new base in the southwest region. We also continue to explore opportunities for base expansion in each of our geographic regions. CBS flight volume at all other locations during 2008 is expected to be consistent with historical levels, subject to seasonal, weather-related fluctuations. We increased prices for our CBS operations an average of approximately 6% effective January 1, 2008, and an average of 7% effective May 1, 2008.

Hospital-Based Services

One customer expanded to a satellite location during the first quarter 2008. We expect to add five other satellite locations with existing hospital customers during the second quarter of 2008 and three more in the third quarter. Eighteen hospital contracts are due for renewal in 2008, three of which will be allowed to expire. Renewals on all other contracts are still pending. We expect 2008 flight activity for continuing hospital contracts to remain consistent with historical levels.

Products Division

As of March 31, 2008, ten HH60L units, fifty MEV units, and four commercial medical interiors were in process. We also have two design contracts with the U.S. Army: one for an upgraded HH-60M multi-mission interior and one for an interim medical system. During the second quarter of 2008, we received an order to increase the number of HH60L units under contract from ten to 35 units. Deliveries under all contracts in process are expected to be completed by the end of 2009, and remaining revenue, including revenue for the additional 25 HH60L units now under contract, is estimated at $14.5 million.

The U.S. Army Multi-Year VII production contract plans for 76 HH-60M Multi-Mission Medevac units plus options for 23 additional units to be delivered by 2012, including the 35 units which we currently have under contract. The units planned under this contract are in addition to the 39 units we have already completed. There is no assurance that orders for additional units will be received in future periods.

All Segments

There can be no assurance that we will successfully integrate CJ operations into the CBS and HBS divisions, continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2008. In the second quarter of 2008, we received approximately $15 million in income tax refunds. We also have approximately $30.6 million in borrowing capacity available under our revolving credit facility and cash balances of $12.5 million as of March 31, 2008.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2008, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $1,524,000 in flight revenue.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $18,018,000 outstanding against the line of credit and $50,000,000 in notes payable. Based on the amounts outstanding at March 31, 2008, the annual impact of a change of 100 basis points in interest rates would be approximately $680,000. Interest rates on these instruments approximate current market rates as of March 31, 2008.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual fuel usage for the quarter ended March 31, 2008, the impact of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $372,000 for the quarter. Flight volume for CBS operations tends to be lower during the first and fourth quarters, compared to the second and third quarters, due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on first quarter volume is not necessarily indicative of the impact on subsequent quarters. We do not currently have any agreements in place to hedge our fuel costs.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

AIR METHODS CORPORATION

Date: May 9, 2008	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2008	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)