Form 10-Q
period 2008-06-30
AIR METHODS CORP
filed 2008-08-08
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐    No ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 30, 2008, was 12,219,179.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	June 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$9,574	5,134
Current installments of notes receivable	750	881
Receivables:
Trade, net	136,042	135,633
Refundable income taxes	--	20,669
Other	2,887	2,760
Total receivables	138,929	159,062

Inventories	17,491	15,241
Work-in-process on medical interiors and products contracts	2,443	1,395
Assets held for sale	22,024	25,865
Costs and estimated earnings in excess of billings on uncompleted contracts	5,741	3,457
Prepaid expenses and other	4,016	3,822

Total current assets	200,968	214,857

Property and equipment:
Land	251	251
Flight and ground support equipment	192,349	179,123
Furniture and office equipment	17,016	16,475
	209,616	195,849
Less accumulated depreciation and amortization	(87,706)	(81,103)

Net property and equipment	121,910	114,746

Goodwill (note 2)	22,433	20,307
Notes receivable, less current installments	697	1,251
Other assets, net of accumulated amortization of $2,079 and $1,959 at June 30, 2008 and December 31, 2007, respectively	20,241	18,391

Total assets	$366,249	369,552

		(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$19,627	24,203
Current installments of long-term debt	15,925	17,250
Current installments of obligations under capital leases	1,087	1,100
Accounts payable	14,701	14,970
Deferred revenue	6,799	6,321
Billings in excess of costs and estimated earnings on uncompleted contracts	961	1,621
Accrued wages and compensated absences	10,369	11,782
Accrued lease costs for assets held for sale (note 2)	3,479	6,331
Due to third party payers	3,538	3,901
Deferred income taxes	3,004	3,030
Other accrued liabilities	14,046	11,590

Total current liabilities	93,536	102,099

Long-term debt, less current installments	75,682	75,611
Obligations under capital leases, less current installments	612	1,140
Deferred income taxes	26,443	28,159
Other liabilities	19,113	20,523

Total liabilities	215,386	227,532

Stockholders' equity (notes 3, 4, and 5):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,217,979 and 12,136,879 shares at June 30, 2008, and December 31, 2007, respectively	733	728
Additional paid-in capital	78,372	76,698
Retained earnings	71,758	64,594

Total stockholders' equity	150,863	142,020

Total liabilities and stockholders’ equity	$366,249	369,552

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Flight revenue, net	$124,746	89,695	239,219	168,856
Sales of medical interiors and products	3,213	1,038	6,839	3,335
	127,959	90,733	246,058	172,191
Operating expenses:
Flight centers	52,980	37,244	105,120	72,794
Aircraft operations	30,454	17,419	57,520	32,663
Aircraft rental	11,721	6,019	22,800	11,826
Cost of medical interiors and products sold	2,341	386	5,344	2,126
Depreciation and amortization	4,202	3,479	8,300	6,890
Gain on disposition of assets, net	(130)	(497)	(1,438)	(345)
General and administrative	17,578	12,568	34,724	24,719
	119,146	76,618	232,369	150,673

Operating income	8,813	14,115	13,689	21,518

Other income (expense):
Interest expense	(1,106)	(1,318)	(2,673)	(2,740)
Other, net	609	491	1,252	946

Income before income taxes	8,316	13,288	12,268	19,724

Income tax expense	(3,482)	(5,463)	(5,104)	(8,201)

Net income	$4,834	7,825	7,164	11,523

Basic income per common share (note 5)	$.40	.66	.59	.97

Diluted income per common share (note 5)	$.38	.63	.57	.93

Weighted average number of common shares outstanding – basic	12,181,790	11,886,613	12,166,566	11,881,751

Weighted average number of common shares outstanding – diluted	12,608,043	12,431,098	12,617,804	12,382,830

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$7,164	11,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,300	6,890
Deferred income tax expense (benefit)	4,461	(1,853)
Stock-based compensation	1,040	1,104
Tax benefit from exercise of stock options	--	(68)
Gain on disposition of assets, net	(1,438)	(345)
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(194)	(124)
Decrease in receivables	12,152	1,698
Increase in inventories	(2,250)	(1,402)
Increase in work-in-process on medical interiors and costs in excess of billings	(3,332)	(767)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(2,215)	4,992
Increase (decrease) in deferred revenue and billings in excess of costs	(182)	882
Net cash provided by operating activities	23,506	22,530

Cash flows from investing activities:
Acquisition of property and equipment	(22,856)	(9,238)
Proceeds from disposition and sale of equipment and assets held for sale	6,303	1,529
Increase in notes receivable and other assets	(1,286)	(2,686)
Net cash used in investing activities	(17,839)	(10,395)

		(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$639	103
Tax benefit from exercise of stock options	--	68
Net borrowings (payments) under line of credit	5,531	(8,099)
Proceeds from issuance of long-term debt	--	1,573
Payments for debt issue costs	(71)	(46)
Payments of long-term debt	(6,785)	(4,932)
Payments of capital lease obligations	(541)	(839)
Net cash used in financing activities	(1,227)	(12,172)

Increase (decrease) in cash and cash equivalents	4,440	(37)

Cash and cash equivalents at beginning of period	5,134	4,219

Cash and cash equivalents at end of period	$9,574	4,182

Interest paid in cash during the period	$2,327	2,775

Income taxes paid in cash during the period	$276	4,593

Non-cash investing and financing activities:

In the six months ended June 30, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $19,627 to finance the purchase of aircraft which are held for sale as of June 30, 2008.

In the six months ended June 30, 2008, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which increased goodwill by $2,126. See Note 2 for further detail on the adjustments.

In the six months ended June 30, 2007, the Company settled notes payable of $9,560 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $19,100 to finance the purchase of aircraft which were held for sale as of June 30, 2007.

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

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,763	(2,945)	25,818
Equipment and other property	14,490	(369)	14,121
Aircraft	5,589	--	5,589
Inventory	3,547	--	3,547
Goodwill	13,722	2,126	15,848
Other	11,243	1,443	12,686
	77,354	255	77,609
Long-term debt	(11,169)	--	(11,169)
Other liabilities assumed	(41,006)	(255)	(41,261)
Total liabilities assumed	(52,175)	(255)	(52,430)
Purchase price	$25,179	--	25,179

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of Subsidiary, continued

Adjustments to the purchase price allocation during the six months ended June 30, 2008, consisted primarily of revised estimates of the fair value of certain receivables and of liabilities related to aircraft repair costs. Revisions were based upon clarification of the payer mix comprising CBS receivables and obtaining historical collection data as of the acquisition date. In addition, the Company verified open account balances with HBS customers and open repair orders and warranty claims with aircraft parts vendors. Although the process of verifying open account balances is not yet complete, the Company does not expect future adjustments to the purchase price allocation to be significant.

At acquisition, the Company identified fourteen CJ aircraft subject to operating leases which it intends to sell within one year. One was sold during 2007. As of December 31, 2007, the liability for lease expense through the expected sales dates and the expected difference between the estimated sales prices and the lease buyouts was $6,331,000. During the six months ended June 30, 2008, the liability was reduced by lease payments of $960,000. Three of the aircraft were sold during the period, and two were acquired from the leasing companies and are held for sale as of June 30, 2008. The accrual was reduced by the related liability balance of $1,892,000, consisting primarily of the expected shortfall between the sales prices and the lease buyouts. As of June 30, 2008, the liability balance related to the eight remaining aircraft was $3,479,000.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2008, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2008	12,136,879	$142,020

Issuance of common shares for options exercised	44,500	639
Stock-based compensation	36,600	1,040
Net income	--	7,164

Balances at June 30, 2008	12,217,979	$150,863

(4)	Stock-based Compensation

The Company recognized $532,000 and $1,040,000 in stock-based compensation expense during the quarter and six months ended June 30, 2008, respectively, and $351,000 and $1,104,000 during the quarter and six months ended June 30, 2007, respectively. During the six months ended June 30, 2008, the Company issued 36,600 shares of restricted stock at a weighted average fair value of $46.98 and options to purchase 25,000 shares at a weighted average fair value of $15.52. The restricted shares vest over a weighted average life of 2.1 years and are subject to a restriction on the transfer of the shares for one year following the vesting date. Restricted shares of 6,800 became vested during the six months ended June 30, 2008. During the six months ended June 30, 2007, options to purchase 194,500 shares were granted at a weighted average fair value of $9.37. During the six months ended June 30, 2008 and 2007, options to purchase 44,500 and 12,000 shares were exercised with aggregate intrinsic values totaling approximately $1,317,000 and $194,000, respectively.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(5)           Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2008	2007
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	12,181,790	11,886,613
Dilutive effect of:
Common stock options	422,668	460,817
Common stock warrants	--	83,668
Unvested restricted stock	3,585	--
Weighted average number of common shares outstanding – diluted	12,608,043	12,431,098

For six months ended June 30:
Weighted average number of common shares outstanding – basic	12,166,566	11,881,751
Dilutive effect of:
Common stock options	449,189	419,180
Common stock warrants	--	81,899
Unvested restricted stock	2,049	--
Weighted average number of common shares outstanding – diluted	12,617,804	12,382,830

Common stock options of 38,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2008, because their effect would have been anti-dilutive.

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

In December 2007 the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, (Statement 141R). Statement 141R establishes principles and requirements for recognizing and measuring assets acquired (including goodwill), liabilities assumed, and any noncontrolling interest acquired in a business combination. Statement 141R also provides guidance regarding information to be disclosed to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(6)	New Accounting Pronouncements, continued

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 removes the requirement under FASB Statement No. 142, Goodwill and Other Intangible Assets, to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2008
External revenue	$77,746	47,015	3,198	--	--	127,959
Intersegment revenue	108	--	5,996	--	(6,104)	--
Total revenue	77,854	47,015	9,194	--	(6,104)	127,959
Operating expenses, excluding depreciation & amortization	(64,518)	(43,620)	(7,748)	(4,409)	5,351	(114,944)
Depreciation & amortization	(2,181)	(1,713)	(151)	(157)	--	(4,202)
Interest expense	(494)	(563)	--	(49)	--	(1,106)
Other income, net	569	--	--	40	--	609
Income tax expense	--	--	--	(3,482)	--	(3,482)
Segment net income (loss)	$11,230	1,119	1,295	(8,057)	(753)	4,834

2007
External revenue	$61,846	27,860	1,027	--	--	90,733
Intersegment revenue	36	--	5,385	--	(5,421)	--
Total revenue	61,882	27,860	6,412	--	(5,421)	90,733
Operating expenses, excluding depreciation & amortization	(45,505)	(24,569)	(5,249)	(2,587)	4,771	(73,139)
Depreciation & amortization	(1,846)	(1,389)	(148)	(96)	--	(3,479)
Interest expense	(657)	(610)	--	(51)	--	(1,318)
Other income, net	473	--	--	18	--	491
Income tax expense	--	--	--	(5,463)	--	(5,463)
Segment net income (loss)	$14,347	1,292	1,015	(8,179)	(650)	7,825

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(7)           Business Segment Information, continued
For six months ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2008
External revenue	$147,063	92,266	6,729	--	--	246,058
Intersegment revenue	108	--	9,962	--	(10,070)	--
Total revenue	147,171	92,266	16,691	--	(10,070)	246,058
Operating expenses, excluding depreciation & amortization	(125,730)	(84,632)	(13,790)	(8,179)	8,262	(224,069)
Depreciation & amortization	(4,312)	(3,385)	(296)	(307)	--	(8,300)
Interest expense	(1,240)	(1,301)	--	(132)	--	(2,673)
Other income, net	1,156	--	--	96	--	1,252
Income tax expense	--	--	--	(5,104)	--	(5,104)
Segment net income (loss)	$17,045	2,948	2,605	(13,626)	(1,808)	7,164

2007
External revenue	$115,245	53,632	3,314	--	--	172,191
Intersegment revenue	36	473	8,979	--	(9,488)	--
Total revenue	115,281	54,105	12,293	--	(9,488)	172,191
Operating expenses, excluding depreciation & amortization	(88,900)	(46,970)	(9,758)	(5,997)	7,842	(143,783)
Depreciation & amortization	(3,660)	(2,747)	(296)	(187)	--	(6,890)
Interest expense	(1,366)	(1,259)	--	(115)	--	(2,740)
Other income, net	910	--	--	36	--	946
Income tax expense	--	--	--	(8,201)	--	(8,201)
Segment net income (loss)	$22,265	3,129	2,239	(14,464)	(1,646)	11,523

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2008, the CBS Division generated 60% of our total revenue, compared to 67% in the first six months of 2007.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2008, the HBS Division generated 37% of our total revenue, compared to 31% in the six months ended June 30, 2007.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The Products Division generated 3% of our total revenue in the six months ended June 30, 2008, compared to 2% in 2007.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 77% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2008 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 11,600 and 22,200 for the quarter and six months ended June 30, 2008, respectively, compared to approximately 9,800 and 18,100 for the quarter and six months ended June 30, 2007, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 8,700 and 16,200 in the quarter and six months ended June 30, 2008, respectively, compared to approximately 9,400 and 17,400 in the quarter and six months ended June 30, 2007, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 459, or 24.5%, and 1,095 or 27.5%, higher in the quarter and six months ended June 30, 2008, respectively, compared to 2007.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 14.3% in the six months ended June 30, 2008, compared to 2007, contributing to an increase of 4.0% in net reimbursement per transport over the same period. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2008	2007	2008	2007
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	33%	29%	34%	31%
Provision for uncompensated care	22%	22%	21%	20%

The increase in the total percentage of uncollectible accounts for 2008 is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 30% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2007, we have taken delivery of 43 new aircraft and have the option to purchase 22 additional aircraft through the end of 2008. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 72.9% and 77.4% for the quarter and six months ended June 30, 2008, respectively, compared to 2007, while total flight volume for CBS and HBS operations increased 24.4% and 30.5% for the quarter and six months ended June 30,  2008, compared to 2007. During the quarter and six months ended June 30, 2008, we incurred costs for 40 and 71 engine overhauls, respectively, compared to 25 and 37 overhauls in the quarter and six months ended June 30, 2007, respectively. The increase is primarily attributed to the timing of overhaul cycles, as well as to the acquisition of CJ. The acquisition of CJ resulted in an increase in the percentage of our fleet comprised of twin-engine aircraft, which tend to have higher maintenance costs than single-engine aircraft. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Fuel costs. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. The price per barrel of oil has maintained near record levels over the past several years. We cannot predict the future cost and availability of fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs. The cost of aircraft fuel per hour flown for CBS operations increased approximately 69.5% and 57.3% in the quarter and six months ended June 30,  2008, compared to 2007.

•
Aircraft availability. The recent high rate of growth in the air medical transportation and other helicopter services industries has generated strong demand for new models of helicopters. Quality used aircraft are also in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another manufacturer for fifteen aircraft, with deliveries scheduled to begin in 2009, as well as options for an additional fifteen aircraft in future years.

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

Results of Operations

We reported net income of $4,834,000 and $7,164,000 for the quarter and six months ended June 30, 2008, respectively, compared to $7,825,000 and $11,523,000 for the quarter and six months ended June 30, 2007, respectively. The quarter and six months ended June 30, 2008, included results of operations for CJ locations. Same-Base Transports for CBS operations were 7.0% lower in the quarter and six months ended June 30, 2008, compared to 2007, primarily because of  increases of 24.5% and $27.5%, respectively, in cancellations of flights due to unfavorable weather conditions for these bases. Aircraft operating expenses increased 74.8% and 76.1% for the quarter and six months ended June 30, 2008, respectively, mainly due to the acquisition of CJ but also reflecting higher maintenance costs on older models of aircraft and higher fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $35,051,000, or 39.1%, and $70,363,000, or 41.7%, for the quarter and six months ended June 30, 2008, respectively, compared to 2007. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $15,896,000, or 25.7%, to $77,731,000 for the second quarter of 2008 and $31,731,000, or 27.5%, to $146,956,000 for the six months ended June 30, 2008, for the following reasons:

•	Net revenue of $11,323,000 and $23,249,000 from CJ’s CBS operations during the quarter and six months ended June 30, 2008, respectively.
•
Increases of 16.7% and 14.3% in average gross charge per transport for the quarter and six months ended June 30, 2008, respectively, compared to 2007. Net reimbursement per transport increased approximately 4.9% and 4.0%, over the same periods.

•
Incremental net revenue of $6,917,000 and $12,059,000 for the quarter and six months ended June 30, 2008, respectively, generated from the addition of fourteen new CBS bases either during or subsequent to the first six months of 2007.

•
Closure of three bases subsequent to the second quarter of 2007 and the conversion of another base to HBS operations during the first quarter of 2007, resulting in decreases in net revenue of approximately $1,981,000 and $3,805,000 during the quarter and six months ended June 30, 2008, respectively.

•
Decrease of 7.0% in Same-Base Transports for the quarter and six months ended June 30, 2008, compared to 2007. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 24.5% and 27.5% higher in the quarter and six months ended June 30, 2008, respectively, compared to 2007.

•
HBS – Net flight revenue increased $19,155,000, or 68.8%, to $47,015,000 for the second quarter of 2008 and $38,632,000, or 72.0%, to $92,263,000 for the six months ended June 30, 2008, for the following reasons:

•	Net revenue of $16,107,000 and $31,474,000 from CJ’s HBS operations during the quarter and six months ended June 30, 2008, respectively.
•
Incremental net revenue of $3,347,000 and $6,830,000 for the quarter and six months ended June 30, 2008, generated from the addition of three new contracts, the expansion of three contracts, and the conversion of one base from CBS operations during or subsequent to the first six months of 2007.

•
Cessation of service under three contracts and the conversion of one contract to CBS operations subsequent to the first six months of 2007, resulting in decreases in net revenue of approximately $2,062,000 and $3,100,000 for the quarter and six months ended June 30, 2008, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•
Decreases of 8.0% and 2.3% in flight volume for the quarter and six months ended June 30, 2008, respectively, for all contracts excluding the CJ contracts, new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $15,736,000, or 42.3%, and $32,326,000, or 44.4%, for the quarter and six months ended June 30, 2008, respectively, compared to 2007. Flight center costs included an increase of approximately $593,000 in workers compensation expense for the quarter and six months ended June 30, 2008, respectively, as a result of two fatal accidents experienced during the second quarter. Changes by business segment are as follows:

•
CBS – Flight center costs increased $7,927,000, or 32.1%, to $32,630,000 for the second quarter of 2008 and $16,804,000, or 34.9%, to $64,928,000 for the six months ended June 30, 2008, for the following reasons:

•	Flight center costs of approximately $5,889,000 and $11,894,000 related to CJ’s CBS operations for the quarter and six months ended June 30, 2008, respectively.
•	Increases of approximately $2,212,000 and $5,016,000 for the quarter and six months ended June 30, 2008, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $773,000 and $1,535,000 for the quarter and six months ended June 30, 2008, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs increased $7,809,000, or 62.3%, to $20,350,000 for the second quarter of 2008 and $15,522,000, or 62.9%, to $40,192,000 for the six months ended June 30, 2008, primarily due to the following:

•	Flight center costs of approximately $7,011,000 and $14,074,000 related to CJ’s HBS operations for the quarter and six months ended June 30, 2008, respectively.
•	Increases of approximately $1,585,000 and $2,774,000 for the quarter and six months ended June 30, 2008, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $955,000 and $1,573,000 for the quarter and six months ended June 30, 2008, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $13,035,000, or 74.8%, and $24,857,000, or 76.1%, for the quarter and six months ended June 30, 2008, respectively, in comparison to the quarter and six months ended June 30, 2007. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
•	Aircraft operating expenses of $8,547,000 and $15,696,000 related to CJ’s operations for the quarter and six months ended June 30, 2008.
•
Increases of $2,730,000, or 21.3%, and $6,743,000, or 28.0%, for the quarter and six months ended June 30, 2008, respectively, in the cost of aircraft maintenance, excluding the effect of aircraft added as a result of the CJ acquisition and other aircraft added to the fleet during or subsequent to the first six months of 2007. Since the first six months of 2007, we have placed 49 new aircraft into service and eliminated twelve aircraft which were older models. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During the quarter and six months ended June 30, 2008, we incurred costs for 40 and 71 engine overhauls, respectively, compared to 25 and 37 overhauls in the quarter and six months ended June 30, 2007, respectively. The increase is primarily attributed to the timing of overhaul cycles and to the acquisition of CJ.

•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases of approximately 69.5% and 57.3% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2008, respectively.
•	Decrease in hull insurance rates effective July 2007.

Aircraft rental expense increased $5,702,000, or 94.7%, and $10,974,000, or 92.8%, for the quarter and six months ended June 30, 2008, respectively, in comparison to the prior year. Expense for CJ aircraft under operating leases totaled approximately $4,281,000 and $8,643,000 for the quarter and six months ended June 30, 2008, respectively. Incremental rental expense incurred for 33 other leased aircraft added to our fleet during either 2007 or 2008 totaled $2,471,000 and $4,311,000 for the quarter and six months ended June 30, 2008, respectively. The increase for new aircraft was offset in part by selling two aircraft and refinancing six at lower lease rates or through debt financing during 2007.

Products Division

Sales of medical interiors and products increased $2,171,000, or 211.4%, and $3,415,000, or 103.0%, for the quarter and six months ended June 30, 2008, respectively, compared to 2007. Significant projects in 2008 included seven modular medical interior kits for commercial customers, three of which were still in process as of June 30, 2008. Also in process as of June 30, 2008, were two design contracts for the U.S. Army, 35 multi-mission interiors for the U.S. Army’s HH-60L helicopter, and fifty litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV). Revenue by product line for the quarter and six months ended June 30, 2008, was as follows:
•	$1,220,000 and $2,038,000 - multi-mission interiors
•	$1,414,000 and $3,169,000 - modular medical interiors
•	$579,000 and $1,632,000 - other aerospace and medical transport products

Significant projects in 2007 included production of 27 MEV litter systems, which were nearly complete as of June 30, 2007, and five modular medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2007, was as follows:
•	$258,000 and $551,000 - multi-mission interiors
•	$503,000 and $1,081,000 - modular medical interiors
•	$277,000 and $1,703,000 - other aerospace and medical transport products

Cost of medical interiors and products increased $1,955,000, or 506.5%, and $3,217,000, or 151.3%, for the quarter and six months ended June 30, 2008, respectively, as compared to the prior year, due partly to the change in sales volume. The average net margin earned on projects during 2008 was 11.3% for the second quarter and 11.5% for the six-month period compared to 33.4% for the second quarter and 25.0% for the six-month period in 2007, reflecting increases in the cost of raw materials used to manufacture our aircraft interior systems and the change in product mix. Margins earned on multi-mission interiors and other governmental contracts are generally higher than margins earned on medical interiors for commercial customers. In addition, costs in 2008 included development and design work on avionics and other aircraft interior configurations for commercial customers, leading to higher engineering and documentation costs and lower profit margins.

General Expenses

Depreciation and amortization expense increased $723,000, or 20.8%, and $1,410,000, or 20.5%, for the quarter and six months ended June 30, 2008, respectively, compared to 2007. Depreciation on assets acquired in the CJ transaction totaled approximately $840,000 and $1,610,000 for the quarter and six months ended June 30, 2008, respectively.

General and administrative (G&A) expenses increased $5,010,000, or 39.9%, and $10,005,000, or 40.5%, for the quarter and six months ended June 30, 2008, respectively, compared to 2007, reflecting the impact of the CJ acquisition and increases in compensation for merit pay raises. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. G&A expenses were 13.7% and 14.1% of revenue for the quarter and six months ended June 30, 2008, respectively, compared to 13.9% and 14.4% for the quarter and six months ended June 30, 2007, respectively. We increased staffing for G&A departments over 9% in the fourth quarter of 2007 to manage the expanded operations with the acquisition of CJ. G&A expenses also included approximately $505,000 and $1,195,000 for the quarter and six months ended June 30, 2008, related to the consolidation of CJ’s Part 135 Air Carrier Certificate into the Air Methods certificate; the consolidation was completed during the second quarter of 2008. In addition, the first and second quarters of 2008 reflect the costs of staffing and maintaining our operational control center at corporate headquarters, which was established during the second quarter of 2007 to enable us to track flight plans and flight conditions for all aircraft and to communicate with our pilots en route.

Interest expense decreased $212,000, or 16.1%, and $67,000, or 2.4%, in the quarter and six months ended June 30, 2008, respectively, compared to 2007. During the third and fourth quarters 2007, we entered into new notes and capital lease obligations of $28,352,000, primarily related to the CJ acquisition, with a weighted average interest rate of 7.5%. In addition, the average balance outstanding against our line of credit was $17.1 million in the first six months of 2008 compared to $13.1 million in the first six months of 2007. These increases were offset by regularly scheduled payments of long-term debt and a decrease of over 300 basis points in the weighted average interest rate paid on variable rate debt in the first six months of 2008 compared to the first six months of 2007. During the six months ended June 30, 2008, we also paid approximately $1,949,000 in balloon payments on promissory notes secured by aircraft.

Income tax expense was $3,482,000 and $5,104,000 in the quarter and six months ended June 30, 2008, respectively, and $5,463,000 and $8,201,000 in the quarter and six months ended June 30, 2007, respectively. The effective tax rate was approximately 41% for all periods.

Liquidity and Capital Resources

Our working capital position as of June 30, 2008, was $107,432,000, compared to $112,758,000 at December 31, 2007. We had cash and cash equivalents of $9,574,000 at June 30, 2008, compared to $5,134,000 at December 31, 2007. Cash generated by operations was $23,506,000 in 2008, compared to $22,530,000 in 2007, reflecting the change in operating results described above. In addition, receivables for refundable income taxes of $20,669,000 at December 31, 2007, were either received during the six-month period or offset by estimated income taxes payable for 2008 operations.

Cash used by investing activities totaled $17,839,000 in 2008 compared to $10,395,000 in 2007. Equipment acquisitions in 2008 included the buyout of seven leased aircraft for approximately $6.1 million and the buyout of five CJ leased aircraft for approximately $6.3 million, three of which were subsequently sold during the period for net proceeds of approximately $3.5 million. These CJ aircraft had been identified for disposition upon acquisition of CJ in October 2007. We also sold four other aircraft during the period for total proceeds of $2.4 million. Equipment acquisitions in 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $1.1 million in deposits for future aircraft purchases and $1.9 million related to the purchase of certain business assets from air medical service providers in Florida and South Carolina. In 2007 we also sold two aircraft for total proceeds of approximately $1.5 million.

Financing activities used $1,227,000 in 2008 compared to $12,172,000 in 2007. In 2008 we used additional draws against our line of credit to fund the buyout of leased aircraft, as discussed above, as well as regular operations. The primary use of cash in both 2008 and 2007 was regularly scheduled payments of long-term debt and capital lease obligations. In 2007 we also used cash generated by operations to pay down the balance outstanding against our line of credit.

Effective July 31, 2008, we amended our senior credit facility to allow for up to $25 million in repurchases of the Company’s common stock through December 31, 2008.

Outlook for 2008

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

We opened a new base in the southwest region during the first quarter of 2008 and expect to open one in the Midwest during the third quarter. We also expect to close three bases in the southeast region during the third quarter of 2008 due to insufficient flight volume. We continue to explore opportunities for base expansion in each of our geographic regions. We increased prices for our CBS operations an average of approximately 6% effective January 1, 2008; 7% effective May 1, 2008; and 6% effective July 1, 2008.

Hospital-Based Services

Five customers expanded to satellite locations during the first six months of 2008. We expect to add three other satellite locations with existing hospital customers during the third quarter of 2008. Eighteen hospital contracts are due for renewal in 2008, three of which have been renewed for terms ranging from one to three years. Three other contracts were allowed to expire during the first or second quarters of 2008. Renewals on all other contracts are still pending.

Products Division

As of June 30, 2008, thirty-five HH60L units, fifty MEV units, and three commercial medical interiors were in process. We also have two design contracts with the U.S. Army: one for an upgraded HH-60M multi-mission interior and one for an interim medical system. Deliveries under all contracts in process are expected to be completed by the end of 2009, and remaining revenue is estimated at $13.2 million.

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

All Segments

There can be no assurance that we will successfully integrate CJ operations into the CBS and HBS divisions, continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2008. We also have approximately $26.4 million in borrowing capacity available under our revolving credit facility and cash balances of $9.6 million as of June 30, 2008.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2008, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $3,260,000 in flight revenue.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $22,143,000 outstanding against the line of credit and $50,000,000 in notes payable. Based on the amounts outstanding at June 30, 2008, the annual impact of a change of 100 basis points in interest rates would be approximately $721,000. Interest rates on these instruments approximate current market rates as of June 30, 2008.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the six months ended June 30, 2008, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $854,000 for the six-month period. Flight volume for CBS operations tends to be lower during the first and fourth quarters, compared to the second and third quarters, due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on six-month volume is not necessarily indicative of the impact on subsequent quarters. We do not currently have any agreements in place to hedge our fuel costs.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: August 8, 2008	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 8, 2008	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 8, 2008	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer