Form 10-Q
period 2008-09-30
AIR METHODS CORP
filed 2008-11-07
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of October 24, 2008, was 12,136,779.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	September 30, 2008	December 31, 2007
Assets

Current assets:
Cash and cash equivalents	$9,171	5,134
Current installments of notes receivable	752	881
Receivables:
Trade, net	140,584	135,633
Refundable income taxes	--	20,669
Other	2,544	2,760

Total receivables	143,128	159,062

Inventories	18,977	15,241
Work-in-process on medical interiors and products contracts	3,412	1,395
Assets held for sale	25,516	25,865
Costs and estimated earnings in excess of billings on uncompleted contracts	5,730	3,457
Prepaid expenses and other	4,491	3,822

Total current assets	211,177	214,857

Property and equipment:
Land	251	251
Flight and ground support equipment	197,812	179,123
Furniture and office equipment	20,557	16,475
	218,620	195,849
Less accumulated depreciation and amortization	(88,696)	(81,103)

Net property and equipment	129,924	114,746

Goodwill (note 2)	20,291	20,307
Notes receivable, less current installments	679	1,251
Other assets, net of accumulated amortization of $2,202 and $1,959 at September 30, 2008 and December 31, 2007, respectively	20,127	18,391

Total assets	$382,198	369,552

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2008	December 31, 2007
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$22,831	24,203
Current installments of long-term debt	17,030	17,250
Current installments of obligations under capital leases	1,326	1,100
Accounts payable	15,428	14,970
Deferred revenue	7,360	6,321
Billings in excess of costs and estimated earnings on uncompleted contracts	976	1,621
Accrued wages and compensated absences	13,909	11,782
Accrued lease costs for assets held for sale (note 2)	--	6,331
Due to third party payers	3,090	3,901
Deferred income taxes	9,735	3,030
Other accrued liabilities	13,559	11,590

Total current liabilities	105,244	102,099

Long-term debt, less current installments	64,726	75,611
Obligations under capital leases, less current installments	1,567	1,140
Deferred income taxes	27,075	28,159
Other liabilities	25,633	20,523

Total liabilities	224,245	227,532

Stockholders' equity (notes 3, 4, and 5):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,262,179 and 12,136,879 shares at September 30, 2008, and December 31, 2007, respectively; outstanding 12,134,979 and 12,136,879 shares at September 30, 2008, and December 31, 2007, respectively	736	728
Additional paid-in capital	79,995	76,698
Retained earnings	80,127	64,594
Treasury stock at cost, 100,000 shares at September 30, 2008	(2,905)	--

Total stockholders' equity	157,953	142,020

Total liabilities and stockholders’ equity	$382,198	369,552

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Flight revenue, net	$131,079	98,587	370,298	267,443
Sales of medical interiors and products	2,753	2,962	9,592	6,297
	133,832	101,549	379,890	273,740
Operating expenses:
Flight centers	52,504	38,398	157,624	111,193
Aircraft operations	33,628	19,482	91,148	52,145
Aircraft rental	12,293	6,327	35,093	18,153
Cost of medical interiors and products sold	1,716	1,944	7,059	4,070
Depreciation and amortization	4,328	3,395	12,628	10,285
Gain on disposition of assets, net	(1,130)	(1,201)	(2,568)	(1,546)
General and administrative	15,947	12,861	50,671	37,579
	119,286	81,206	351,655	231,879

Operating income	14,546	20,343	28,235	41,861

Other income (expense):
Interest expense	(1,270)	(1,169)	(3,943)	(3,909)
Loss on early extinguishment of debt	--	(757)	--	(757)
Other, net	928	612	2,180	1,558

Income before income taxes	14,204	19,029	26,472	38,753

Income tax expense	5,835	7,838	10,939	16,039

Net income	$8,369	11,191	15,533	22,714

Basic income per common share (note 5)	$.69	.94	1.28	1.91

Diluted income per common share (note 5)	$.67	.89	1.23	1.82

Weighted average number of common shares outstanding – basic	12,179,714	11,954,332	12,170,980	11,906,211

Weighted average number of common shares outstanding – diluted	12,522,932	12,542,816	12,590,252	12,448,801

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$15,533	22,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,628	10,285
Deferred income tax expense	5,363	(990)
Stock-based compensation	1,624	1,467
Tax benefit from exercise of stock options	(567)	(588)
Gain on disposition of assets, net	(2,568)	(1,546)
Loss on early extinguishment of debt	--	757
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(669)	(580)
Decrease (increase) in receivables	12,986	(7,030)
Increase in inventories	(3,736)	(916)
Increase in work-in-process on medical interiors and costs in excess of billings	(4,290)	(1,376)
Increase in accounts payable, other accrued liabilities, and other liabilities	7,620	8,290
Increase in deferred revenue and billings in excess of costs	394	1,351
Net cash provided by operating activities	44,318	31,838

Cash flows from investing activities:
Acquisition of property and equipment	(40,715)	(13,866)
Proceeds from disposition and sale of equipment	14,486	4,852
Increase in notes receivable and other assets	(631)	(2,864)
Net cash used by investing activities	(26,860)	(11,878)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,114	1,483
Purchases of common stock	(2,905)	--
Tax benefit from exercise of stock options	567	588
Net borrowings (repayments) under line of credit	919	(11,135)
Proceeds from issuance of long-term debt	--	26,573
Payments for debt issue costs	(145)	(618)
Payments of long-term debt	(12,024)	(29,434)
Debt retirement costs	--	(112)
Payments of capital lease obligations	(947)	(1,047)
Net cash used by financing activities	(13,421)	(13,702)

Increase in cash and cash equivalents	4,037	6,258

Cash and cash equivalents at beginning of period	5,134	4,219

Cash and cash equivalents at end of period	$9,171	10,477

Interest paid in cash during the year	$3,592	4,176
Income taxes paid in cash during the year	$312	12,444

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

Non-cash investing and financing activities:

In the nine months ended September 30, 2008, the Company entered into capital lease obligations of $1,600 to finance the purchase of equipment.

In the nine months ended September 30, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $22,831 to finance the purchase of aircraft which are held for sale as of September 30, 2008.

In the nine months ended September 30, 2008, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which decreased goodwill by $16. See Note 2 for further detail on the adjustments.

In the nine months ended September 30, 2007, the Company wrote off $645 in debt origination costs related to the refinancing of certain term loans and its line of credit.

In the nine months ended September 30, 2007, the Company entered into capital lease obligations of $552 to finance the purchase of equipment.

In the nine months ended September 30, 2007, the Company settled notes payable of $9,560 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $15,540 to finance the purchase of aircraft which were held for sale as of September 30, 2007.

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

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,763	(2,945)	25,818
Equipment and other property	14,490	(369)	14,121
Aircraft	5,589	--	5,589
Inventory	3,547	--	3,547
Goodwill	13,722	(16)	13,706
Other	11,243	15	11,258
	77,354	(3,315)	74,039
Long-term debt	(11,169)	--	(11,169)
Other liabilities assumed	(41,006)	3,315	(37,691)
Total liabilities assumed	(52,175)	3,315	(48,860)
Purchase price	$25,179	--	25,179

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of Subsidiary, continued

Adjustments to the purchase price allocation during the nine months ended September 30, 2008, included revised estimates of the fair value of certain receivables and of liabilities related to aircraft repair costs. Revisions were based upon clarification of the payer mix comprising CBS receivables and obtaining historical collection data as of the acquisition date. In addition, the Company verified open account balances with HBS customers and open repair orders and warranty claims with aircraft parts vendors.

The Company also made revisions to the purchase price allocation based on changes to its plan for CJ aircraft targeted for disposition. At acquisition, the Company identified fourteen CJ aircraft subject to operating leases which it intended to sell within one year. One was sold during 2007. As of December 31, 2007, the liability for lease expense through the expected sales dates and the expected difference between the estimated sales prices and the lease buyouts was $6,331,000. During the nine months ended September 30, 2008, the liability was reduced by lease payments of $869,000. Three of the aircraft were sold during the period, and two were acquired from the leasing companies and are held for sale as of September 30, 2008. During the quarter ended September 30, 2008, the Company determined that the remaining eight aircraft were necessary to support current operations and would not be sold within the original one-year period. The aircraft were used to support base expansions while new aircraft were still in the process of being retrofitted for service and to respond to the request from the Federal Emergency Management Agency to deploy up to 25 aircraft in response to hurricanes along the Gulf Coast during the third quarter of 2008. Based on the decision to use these aircraft in current operations, the remaining amount of lease payments reserved and the estimated loss accrued in purchase accounting totaling $3,570,000 related to these eight aircraft was reversed with a corresponding reduction in goodwill during the nine months ended September 30, 2008.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2008, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2008	12,136,879	$142,020

Issuance of common shares for options exercised	86,500	1,114
Purchase of treasury shares	(100,000)	(2,905)
Tax benefit from exercise of stock options	--	567
Stock-based compensation	11,600	1,624
Net income	--	15,533

Balances at September 30, 2008	12,134,979	$157,953

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(4)	Stock-based Compensation

The Company recognized $584,000 and $1,624,000 in stock-based compensation expense during the quarter and nine months ended September 30, 2008, respectively, and $362,000 and $1,467,000 in stock-based compensation expense during the quarter and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008, the Company issued 38,800 shares of restricted stock at a weighted average fair value of $45.82 and options to purchase 27,500 shares at a weighted average fair value of $15.02. The restricted shares vest over a weighted average life of 2.0 years and are subject to a restriction on the transfer of the shares for one year following the vesting date. Restricted shares of 11,600 became vested during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, options to purchase 208,000 shares were granted at a weighted average fair value of $9.74. During the nine months ended September 30, 2008 and 2007, options to purchase 86,500 and 84,833 shares were exercised with aggregate intrinsic values totaling approximately $2,116,000 and $2,310,000, respectively.

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2008	2007
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	12,179,714	11,954,332
Dilutive effect of:
Common stock options	337,059	531,275
Common stock warrants	--	57,209
Unvested restricted stock	6,159	--
Weighted average number of common shares outstanding – diluted	12,522,932	12,542,816

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	12,170,980	11,906,211
Dilutive effect of:
Common stock options	416,676	468,231
Common stock warrants	--	74,359
Unvested restricted stock	2,596	--
Weighted average number of common shares outstanding – diluted	12,590,252	12,448,801

Common stock options of 38,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2008, because their effect would have been anti-dilutive. Common stock options of 13,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2007, because their effect would have been anti-dilutive.

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

In May 2008 the FASB issued FASB Statement No. 162 (Statement 162), Hierarchy of Generally Accepted Accounting Principles. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements and is effective November 15, 2008. The Company does not expect the adoption of this statement to have an impact on its financial position or results of operations, as this new standard codifies, rather than changes, existing generally accepted accounting principles.

(7)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 20 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 32 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(7)	Business Segment Information, continued

For quarter ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2008
External revenue	$82,511	48,580	2,741	--	--	133,832
Intersegment revenue	54	--	6,527	--	(6,581)	--
Total revenue	82,565	48,580	9,268	--	(6,581)	133,832

Operating expenses	(63,947)	(45,048)	(7,013)	(4,180)	5,230	(114,958)
Depreciation & amortization	(1,429)	(2,530)	(153)	(216)	--	(4,328)
Interest expense	(569)	(609)	--	(92)	--	(1,270)
Other income, net	877	--	--	51	--	928
Income tax expense	--	--	--	(5,835)	--	(5,835)
Segment net income (loss)	$17,497	393	2,102	(10,272)	(1,351)	8,369

2007
External revenue	$69,237	29,410	2,902	--	--	101,549
Intersegment revenue	18	--	4,913	--	(4,931)	--
Total revenue	69,255	29,410	7,815	--	(4,931)	101,549

Operating expenses	(46,658)	(25,820)	(5,886)	(3,308)	3,861	(77,811)
Depreciation & amortization	(2,103)	(1,036)	(147)	(109)	--	(3,395)
Interest expense	(589)	(516)	--	(64)	--	(1,169)
Loss on early extinguishment of debt	--	--	--	(757)		(757)
Other income, net	565	--	--	47	--	612
Income tax expense	--	--	--	(7,838)	--	(7,838)
Segment net income (loss)	$20,470	2,038	1,782	(12,029)	(1,070)	11,191

For nine months ended September 30:
2008
External revenue	$229,574	140,846	9,470	--	--	379,890
Intersegment revenue	162	--	16,489	--	(16,651)	--
Total revenue	229,736	140,846	25,959	--	(16,651)	379,890

Operating expenses	(189,677)	(129,680)	(20,803)	(12,359)	13,492	(339,027)
Depreciation & amortization	(5,741)	(5,915)	(449)	(523)	--	(12,628)
Interest expense	(1,809)	(1,910)	--	(224)	--	(3,943)
Other income, net	2,033	--	--	147	--	2,180
Income tax expense	--	--	--	(10,939)	--	(10,939)
Segment net income (loss)	$34,542	3,341	4,707	(23,898)	(3,159)	15,533

2007
External revenue	$184,482	83,042	6,216	--	--	273,740
Intersegment revenue	54	473	13,892	--	(14,419)	--
Total revenue	184,536	83,515	20,108	--	(14,419)	273,740

Operating expenses	(135,558)	(72,790)	(15,644)	(9,305)	11,703	(221,594)
Depreciation & amortization	(5,763)	(3,783)	(443)	(296)	--	(10,285)
Interest expense	(1,955)	(1,775)	--	(179)	--	(3,909)
Loss on early extinguishment of debt	--	--	--	(757)		(757)
Other income, net	1,475	--	--	83	--	1,558
Income tax expense	--	--	--	(16,039)	--	(16,039)
Segment net income (loss)	$42,735	5,167	4,021	(26,493)	(2,716)	22,714

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2008, the CBS Division generated 60% of our total revenue, decreasing from 68% in the nine months ended September 30, 2007.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 65% of total contract revenue) and hourly flight fees (approximately 35% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2008, the HBS Division generated 37% of our total revenue, increasing from 30% in the nine months ended September 30, 2007.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. Products Division generated 3% of our total revenue in the nine months ended September 30, 2008, compared to 2% in the nine months ended September 30, 2007.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 35% of HBS revenue. By contrast, 76% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the nine months ended September 30, 2008, were mainly fixed in nature. While flight volume is affected by many factors, including competition, overall economic conditions, and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were 10,690 and 32,898 for the quarter and nine months ended September 30, 2008, respectively, compared to 10,466 and 28,519 for the quarter and nine months ended September 30, 2007, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were 8,397 and 24,592 in the quarter and nine months ended September 30, 2008, respectively, compared to 9,949 and 27,372 in the quarter and nine months ended September 30, 2007, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 422, or 19.1%, and 1,517 or 24.5%, higher in the quarter and nine months ended September 30, 2008, respectively, compared to 2007. We believe that Same-Base Transports in 2008 were also negatively affected by a third-quarter spike in fuel prices which decreased road traffic volume, overall weakening economic conditions in the United States, and lost flights due to redeployment of numerous aircraft and crews to respond to Hurricanes Gustav and Ike.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 20.8% and 16.2% in the quarter and nine months ended September 30, 2008, compared to 2007, contributing to increases of 7.4% and 5.0% in net reimbursement per transport in the quarter and nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2008	2007	2008	2007
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	33%	31%	34%	31%
Provision for uncompensated care	21%	20%	21%	20%

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

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Five models of aircraft within our fleet, representing 29% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2007, we have taken delivery of 54 new aircraft and have the option to purchase 12 additional aircraft through the end of 2008. We plan to replace discontinued models and other older aircraft with the new aircraft expected to be delivered under these options, as well as to provide capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 67.8% and 73.7% for the quarter and nine months ended September 30, 2008, respectively, compared to 2007, while total flight volume for CBS and HBS operations increased 23.6% and 36.9% for the quarter and nine months ended September 30, 2008, compared to 2007. During the quarter and nine months ended September 30, 2008, we incurred costs for 25 and 96 engine overhauls, respectively, compared to 10 and 45 overhauls in the quarter and nine months ended September 30, 2007, respectively. The increase is primarily attributed to the timing of overhaul cycles, as well as to the acquisition of CJ. The acquisition of CJ resulted in an increase in the percentage of our fleet comprised of twin-engine aircraft, which tend to have higher maintenance costs than single-engine aircraft. Maintenance cost per hour on newer aircraft typically remains relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Fuel costs. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world, and fuel costs fluctuate widely. The price per barrel of oil has maintained near record levels over the past several years. We cannot predict the future cost and availability of fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. We do not currently have any agreements in place to hedge our fuel costs. The cost of aircraft fuel per hour flown for CBS operations increased approximately 55.8% and 55.9% in the quarter and nine months ended September 30,  2008, compared to 2007.

•
Aircraft availability. The high growth rate during the past several years in the air medical transportation and other helicopter services industries generated strong demand for new models of helicopters. Quality used aircraft have also been in short supply worldwide. We have endeavored to mitigate the shortage of suitable aircraft primarily through long-term arrangements with a single aircraft manufacturer which provides us options to purchase up to ten aircraft each year for the next several years. We also have a purchase commitment with another manufacturer for fifteen aircraft, with deliveries scheduled to begin in 2009, as well as options for an additional fifteen aircraft in future years. The recent slowdown in global economies may result in increased aircraft availability as demand weakens.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement (CBA) on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Negotiations on a new CBA are scheduled to commence in the fourth quarter of 2008. Other employee groups may also elect to be represented by unions in the future.

RESULTS OF OPERATIONS

We reported net income of $8,369,000 and $15,533,000 for the three and nine months ended September 30, 2008, respectively, compared to net income of $11,191,000 and $22,714,000 for the three and nine months ended September 30, 2007, respectively. The quarter and nine months ended September 30, 2008, included results of operations for CJ locations. Net income for the quarter and nine months ended September 30, 2007, included a pre-tax loss on early extinguishment of debt of $757,000 (with a tax effect of approximately $310,000). Same-Base Transports for CBS operations were 1,552, or 15.6%, and 2,780, or 10.2%, lower in the quarter and nine months ended September 30, 2008, compared to 2007, partly because of increases of 422, or 19.1%, and 1,517, or 24.5%, respectively, in cancellations of flights due to unfavorable weather conditions for these bases; a third-quarter spike in fuel prices which decreased road traffic volume; and overall weakening economic conditions in the United States. Aircraft operating expenses increased 72.6% and 74.8% for the quarter and nine months ended September 30, 2008, respectively, mainly due to the acquisition of CJ but also reflecting higher maintenance costs on older models of aircraft and higher fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $32,492,000, or 33.0%, and $102,855,000, or 38.5%, for the quarter and nine months ended September 30, 2008, respectively, compared to 2007. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $13,274,000, or 19.2%, to $82,499,000 for the third quarter of 2008 and $45,005,000, or 24.4%, to $229,455,000 for the nine months ended September 30, 2008, for the following reasons:

•	Net revenue of $10,810,000 and $34,059,000 from CJ’s CBS operations during the quarter and nine months ended September 30, 2008, respectively.
•
Increases of 20.8% and 16.2% in average gross charge per transport for the quarter and nine months ended September 30, 2008, respectively, compared to 2007. Net reimbursement per transport increased approximately 7.4% and 5.0%, over the same periods.

•
Incremental net revenue of $2,460,000 and $14,519,000 for the quarter and nine months ended September 30, 2008, respectively, generated from the addition of fourteen new CBS bases either during or subsequent to the nine months ended September 30, 2007.

•
Net revenue of $7,305,000 for the quarter and nine months ended September 30, 2008, pursuant to a contract to support the Federal Emergency Management Agency (FEMA) in disaster recovery efforts. During the third quarter of 2008, we mobilized 25 and 15 aircraft and crews to respond to the threat posed by Hurricanes Gustav and Ike, respectively, along the Gulf Coast. During the quarter and nine months ended September 30, 2007, we recognized net revenue of $992,000 pursuant to the same contract.

•
Closure of four bases during either 2007 or 2008 and the conversion of another base to HBS operations during the first quarter of 2007, resulting in decreases in net revenue of approximately $1,021,000 and $5,290,000 during the quarter and nine months ended September 30, 2008, respectively.

•
Decreases of 1,552, or 15.6%, and 2,780, or 10.2%, in Same-Base Transports for the quarter and nine months ended September 30, 2008, compared to 2007. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 422, or 19.1%, and 1,517, or 24.5%, higher in the quarter and nine months ended September 30, 2008, respectively, compared to 2007. The remaining decline in Same-Base Transports is believed to be attributable to other factors, including a third-quarter spike in fuel prices which decreased road traffic volume, overall economic conditions in the United States, and lost flights due to redeployment of numerous aircraft and crews to respond to Hurricanes Gustav and Ike.

•
HBS – Net flight revenue increased $19,218,000, or 65.5%, to $48,580,000 for the third quarter of 2008 and $57,850,000, or 69.7%, to $140,843,000 for the nine months ended September 30, 2008, for the following reasons:

•	Net revenue of $15,938,000 and $47,412,000 from CJ’s HBS operations during the quarter and nine months ended September 30, 2008, respectively.
•
Incremental net revenue of $4,034,000 and $10,943,000 for the quarter and nine months ended September 30, 2008, generated from the addition of three new contracts, the expansion of five contracts, and the conversion of one base from CBS operations during 2007 or 2008.

•
Cessation of service under three contracts and the conversion of one contract to CBS operations during 2007 or 2008, resulting in decreases in net revenue of approximately $1,748,000 and $4,849,000 for the quarter and nine months ended September 30, 2008, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•
Decreases of 11.4% and 5.6% in flight volume for the quarter and nine months ended September 30, 2008, respectively, for all contracts excluding the CJ contracts, new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $14,106,000, or 36.7%, and $46,431,000, or 41.8%, for the quarter and nine months ended September 30, 2008, respectively, compared to 2007. Flight center costs included an increase of approximately $593,000 in workers compensation expense for the nine months ended September 30, 2008, as a result of two fatal accidents experienced during the second quarter. Changes by business segment are as follows:

•
CBS – Flight center costs increased $6,826,000, or 26.4%, to $32,677,000 and $23,630,000, or 31.9%, to $97,605,000 for the quarter and nine months ended September 30, 2008, respectively, for the following reasons:

•	Flight center costs of approximately $5,222,000 and $17,116,000 related to CJ’s CBS operations for the quarter and nine months ended September 30, 2008, respectively.
•	Increases of approximately $2,115,000 and $7,132,000 for the quarter and nine months ended September 30, 2008, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $717,000 and $2,298,000 for the quarter and nine months ended September 30, 2008, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs increased $7,280,000, or 58.0%, to $19,827,000 and $22,801,000, or 61.3%, to $60,019,000 for the quarter and nine months ended September 30, 2008, respectively, primarily due to the following:

•	Flight center costs of approximately $6,396,000 and $20,470,000 related to CJ’s HBS operations for the quarter and nine months ended September 30, 2008, respectively.
•	Increases of approximately $1,297,000 and $4,132,000 for the quarter and nine months ended September 30, 2008, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $772,000 and $2,345,000 for the quarter and nine months ended September 30, 2008, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $14,146,000, or 72.6%, and $39,003,000, or 74.8%, for the quarter and nine months ended September 30, 2008, respectively, in comparison to 2007. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
•	Aircraft operating expenses of $9,119,000 and $24,815,000 related to CJ’s operations for the quarter and nine months ended September 30, 2008.
•
Increases of $2,835,000, or 19.0%, and $9,578,000, or 24.6%, for the quarter and nine months ended September 30, 2008, respectively, in the cost of aircraft maintenance, excluding the effect of aircraft added as a result of the CJ acquisition and other aircraft added to the fleet during 2007 or 2008. During 2007 and 2008, we have placed 54 new aircraft into service and eliminated fourteen aircraft which were older models. Maintenance costs per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance costs per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. During the quarter and nine months ended September 30, 2008, we incurred costs for 25 and 96 engine overhauls, respectively, compared to 10 and 45 overhauls in the quarter and nine months ended September 30, 2007, respectively. The increase is primarily attributed to the timing of overhaul cycles and the acquisition of CJ.

•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases of approximately 55.8% and 55.9% in the cost of aircraft fuel per hour flown for CBS operations for the quarter and nine months ended September 30, 2008, respectively.
•	Increase in hull insurance rates effective July 2008.

Aircraft rental expense increased $5,966,000, or 94.3%, and $16,940,000, or 93.3%, for the quarter and nine months ended September 30, 2008, respectively, in comparison to the quarter and nine months ended September 30, 2007. Expense for CJ aircraft under operating leases totaled approximately $4,692,000 and $13,335,000 for the quarter and nine months ended September 30, 2008, respectively. Incremental rental expense incurred for 44 other leased aircraft added to our fleet during either 2007 or 2008 totaled $2,760,000 and $7,071,000 for the quarter and nine months ended September 30, 2008, respectively. The increase for new aircraft was offset in part by selling two aircraft and refinancing eleven at lower lease rates or through debt financing during 2007 and 2008.

Products Division

Sales of medical interiors and products decreased $209,000, or 7.1%, for the third quarter of 2008 but increased $3,295,000, or 52.3%, for the nine months ended September 30, 2008, compared to 2007. Significant projects in 2008 included nine modular medical interior kits for commercial customers, three of which were still in process as of September 30, 2008. Also in process as of September 30, 2008, were two design contracts for the U.S. Army, 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, and sixty litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV). Revenue by product line for the quarter and nine months ended September 30, 2008, was as follows:
•	$1,295,000 and $3,333,000 - multi-mission interiors
•	$874,000 and $4,043,000 - modular medical interiors
•	$584,000 and $2,216,000 - other aerospace and medical transport products

Significant projects in 2007 included production of 27 MEV units and nine modular medical interior kits for commercial customers. During the third quarter, we also began production of ten HH-60L units. Revenue by product line for the quarter and nine months ended September 30, 2007, respectively, was as follows:
•	$1,094,000 and $1,645,000 - multi-mission interiors
•	$1,675,000 and $2,756,000 - modular medical interiors
•	$193,000 and $1,896,000 - other aerospace products

Cost of medical interiors and products decreased $228,000, or 11.7%, for the third quarter of 2008 and increased $2,989,000, or 73.4%, for the nine months ended September 30, 2008, compared to 2007, due partly to the change in sales volume. The average net margin earned on projects during 2008 was 25.9% for the third quarter and 15.7% for the nine-month period compared to 28.3% for the third quarter and 26.5% for the nine-month period in 2007, reflecting increases in the cost of raw materials used to manufacture our aircraft interior systems and the change in product mix. Margins earned on multi-mission interiors and other governmental contracts are generally higher than margins earned on medical interiors for commercial customers. In addition, costs in 2008 included development and design work on avionics and other aircraft interior configurations for commercial customers, leading to higher engineering and documentation costs and lower profit margins.

General Expenses

Depreciation and amortization expense increased $933,000, or 27.5%, and $2,343,000, or 22.8%, for the quarter and nine months ended September 30, 2008, respectively, compared to 2007. Depreciation on assets acquired in the CJ transaction totaled approximately $851,000 and $2,461,000 for the quarter and nine months ended September 30, 2008, respectively.

General and administrative (G&A) expenses increased $3,086,000, or 24.0%, and $13,092,000, or 34.8%, for the quarter and nine months ended September 30, 2008, respectively, compared to 2007. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. G&A expenses were 11.9% and 13.3% of revenue for the quarter and nine months ended September 30, 2008, respectively, compared to 12.7% and 13.7% of revenue for the quarter and nine months ended September 30, 2007, respectively. We increased staffing for G&A departments over 9% in the fourth quarter of 2007 to manage the expanded operations with the acquisition of CJ. G&A expenses also included approximately $1,195,000 for the nine months ended September 30, 2008, related to the consolidation of CJ’s Part 135 Air Carrier Certificate into the Air Methods certificate; the consolidation was completed during the second quarter of 2008. In addition, the first and second quarters of 2008 reflect the costs of staffing and maintaining our operational control center at corporate headquarters, which was established during the second quarter of 2007 to enable us to track flight plans and flight conditions for all aircraft and to communicate with our pilots en route

Interest expense increased $101,000, or 8.6%, and $34,000, or 0.9%, in the quarter and nine months ended September 30, 2008, respectively, compared to 2007. During the third and fourth quarters 2007, we entered into new notes and capital lease obligations of $28,352,000, primarily related to the CJ acquisition, with a weighted average interest rate of 7.5%. In addition, the average balance outstanding against our line of credit was $16.4 million in the nine months ended September 30, 2008, compared to $10.0 million in the nine months ended September 30, 2007. These increases were offset by regularly scheduled payments of long-term debt and a decrease of over 300 basis points in the weighted average interest rate paid on variable rate debt in 2008 compared to 2007. During the nine months ended September 30, 2008, we also paid approximately $1,949,000 in balloon payments on promissory notes secured by aircraft.

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

Income tax expense was $5,835,000 and $10,939,000 in the quarter and nine months ended September 30, 2008, respectively, compared to $7,838,000 and $16,039,000 in the quarter and nine months ended September 30, 2007, respectively. The effective tax rate was approximately 41% for all periods.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital position as of September 30, 2008, was $105,933,000, compared to $112,758,000 at December 31, 2007. We had cash and cash equivalents of $9,171,000 as of September 30, 2008, compared to $5,134,000 at December 31, 2007. Cash generated by operations was $44,318,000 in 2008, compared to $31,838,000 in 2007, reflecting the change in operating results described above. In addition, receivables for refundable income taxes of $20,669,000 at December 31, 2007, were either received during the nine-month period or offset by estimated income taxes payable for 2008 operations.

Cash used by investing activities totaled $26,860,000 in 2008 compared to $11,878,000 in 2007. Equipment acquisitions in 2008 included the buyout of fifteen leased aircraft for approximately $19.1 million and the buyout of five CJ leased aircraft for approximately $6.3 million, three of which were subsequently sold during the period for net proceeds of approximately $3.5 million. These CJ aircraft had been identified for disposition upon acquisition of CJ in October 2007. We also sold nine other aircraft during the period for total proceeds of $10.5 million. Equipment acquisitions in 2007 included a $1.5 million aircraft, as well as medical interior and avionics installations and information systems hardware and software. We also paid approximately $1.2 million in deposits for future aircraft purchases and $1.9 million related to the purchase of certain business assets from air medical service providers in Florida and South Carolina. In 2007 we also sold two aircraft for total proceeds of approximately $1.5 million and received an insurance settlement of approximately $3.0 million for one of our helicopters totaled in an accident.

Financing activities used $13,421,000 in 2008 compared to $13,702,000 in 2007. In 2008 we used additional draws against our line of credit to fund the buyout of leased aircraft, as discussed above, as well as regular operations. The primary use of cash in both 2008 and 2007 was regularly scheduled payments of long-term debt and capital lease obligations. In 2008 we also repurchased 100,000 shares of our common stock for $2.9 million. In 2007 we used cash generated by operations to pay down the balance outstanding against our line of credit and used $25 million of term loan proceeds to repay $21.8 million in term loans with another lender. Debt issuance costs of $618,000 were primarily associated with the new term loans.

We currently finance the majority of our aircraft fleet and are party to a $100 million senior credit facility. Recently several financial institutions have experienced liquidity problems and/or have been acquired by other financial institutions. While we have not yet been impacted by these events, in the future financial institutions may become unable or unwilling to fund our aircraft financing needs or to fund our borrowing requests under the senior credit facility.

OUTLOOK FOR 2008

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

We opened a new base in the southwest region during the first quarter of 2008 and one in the Midwest during the fourth quarter and closed three bases in the southeast region during the third quarter due to insufficient flight volume. We continue to explore opportunities for base expansion in each of our geographic regions. We increased prices for our CBS operations an average of approximately 6% effective January 1, 2008; 7% effective May 1, 2008; and 6% effective July 1, 2008.

Hospital-Based Services

Eight customers have expanded to satellite locations during 2008. Eighteen hospital contracts are due for renewal in 2008, five of which have been renewed for terms ranging from one to five years. Three other contracts were allowed to expire during the first or second quarters of 2008. Renewals on all other contracts are still pending. We negotiated early termination of two of our hospital contracts, one effective in the third quarter of 2008 and one expected to be effective in the first quarter of 2009. In the fourth quarter of 2008, we reached an agreement in principle to begin operations in Alaska, utilizing two helicopters, in the first quarter of 2009; negotiations on the final version of a three-year contract with the hospital customer are still in process.

Products Division

As of September 30, 2008, forty-eight HH60L units, sixty MEV units, and three commercial medical interiors were in process. We also have two design contracts with the U.S. Army: one for an upgraded HH-60M multi-mission interior and one for an interim medical system. Deliveries under all contracts in process as of September 30, 2008, are expected to be completed by the third quarter of 2010, and remaining revenue is estimated at $16.4 million. In the fourth quarter of 2008, we were also awarded a contract for approximately $15 million to produce at least 300 MEV units through the third quarter of 2010.

The U.S. Army Multi-Year VII production contract plans for 76 HH-60M Multi-Mission Medevac units plus options for 23 additional units to be delivered by 2012, including the 48 units which we currently have under contract. The units planned under this contract are in addition to the 39 units we have already completed. There is no assurance that orders for additional units will be received in future periods.

All Segments

There can be no assurance that we will successfully integrate CJ operations into the CBS and HBS divisions, continue to maintain flight volume or current rate of reimbursement on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2008. We also have approximately $31.0 million in borrowing capacity available under our revolving credit facility and cash balances of $9.2 million as of September 30, 2008.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the nine months ended September 30, 2008, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $5,045,000 in flight revenue.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $17,531,000 outstanding against the line of credit and $46,430,000 in notes payable. Based on the amounts outstanding at September 30, 2008, the annual impact of a change of 100 basis points in interest rates would be approximately $640,000. Interest rates on these instruments approximate current market rates as of September 30, 2008.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the nine months ended September 30, 2008, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $1,358,000 for the nine-month period. Flight volume for CBS operations tends to be lower during the first and fourth quarters, compared to the second and third quarters, due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on nine-month volume is not necessarily indicative of the impact on subsequent quarters. We do not currently have any agreements in place to hedge our fuel costs.

Item 4.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007, except as noted below:

Current banking environment – We currently finance the majority of our aircraft fleet and are party to a $100 million senior credit facility. Recently several financial institutions have experienced liquidity problems and/or have been acquired by other financial institutions. While we have not yet been impacted by these events, in the future financial institutions may become unable or unwilling to fund our aircraft financing needs or to fund our borrowing requests under the senior credit facility.

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders was held on July 1, 2008. At the meeting, Messrs. Samuel H. Gray, Morad Tahbaz, and Aaron D. Todd were elected to Class II directorships. Voting results were as follows:

	Total Vote For Each Director	Total Vote Withheld From Each Director

Samuel H. Gray	9,416,387	1,784,606
Morad Tahbaz	10,515,254	685,827
Aaron D. Todd	10,512,123	688,728

Following the meeting, George W. Belsey; Ralph J. Bernstein; C. David Kikumoto; MG Carl H. McNair, Jr. USA (Ret.); Lowell D. Miller, Ph. D.; and David A. Roehr continued to serve as directors.

Stockholders did not approve an amendment to the Company’s Certificate of Incorporation, as amended, to increase the aggregate number of authorized shares from 21,000,000 to 55,000,000, consisting of an increase in the number of authorized shares of common stock from 16,000,000 to 50,000,000 shares. Voting results were as follows:

For	Against	Abstain/Broker Non-Vote
3,274,921	7,909,486	19,219

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 7, 2008	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2008	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)