Form 10-Q
period 2009-03-31
AIR METHODS CORP
filed 2009-05-08
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐     No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 20, 2009, was 12,175,529.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$9,053	13,147
Current installments of notes receivable	508	753
Receivables:
Trade	129,643	133,467
Refundable income taxes	--	2,239
Other	2,687	2,487
	132,330	138,193

Inventories	20,083	20,283
Work-in-process on medical interiors and products contracts	4,671	4,561
Assets held for sale	19,711	20,712
Costs and estimated earnings in excess of billings on uncompleted contracts	9,442	5,840
Prepaid expenses and other	5,495	4,259

Total current assets	201,293	207,748

Property and equipment:
Land	251	251
Flight and ground support equipment	216,372	206,189
Buildings and other equipment	27,795	27,196
	244,418	233,636
Less accumulated depreciation and amortization	(88,060)	(87,469)

Net property and equipment	156,358	146,167

Goodwill	20,291	20,291
Notes and other receivables, less current installments	140	660
Other assets, net of accumulated amortization of $2,284 and $2,411 at March 31, 2009 and December 31, 2008, respectively	19,320	20,058

Total assets	$397,402	394,924

(Continued)

Air Methods Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2009	2008
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$19,525	19,520
Current installments of long-term debt	13,876	14,156
Current installments of obligations under capital leases	1,240	1,482
Accounts payable	13,716	13,892
Deferred revenue	7,791	6,710
Billings in excess of costs and estimated earnings on uncompleted contracts	729	990
Accrued wages and compensated absences	15,800	10,422
Due to third party payers	4,202	3,559
Deferred income taxes	8,464	9,340
Other accrued liabilities	12,217	11,715

Total current liabilities	97,560	91,786

Long-term debt, less current installments	76,087	83,784
Obligations under capital leases, less current installments	1,897	2,074
Deferred income taxes	29,213	29,158
Other liabilities	25,781	27,658

Total liabilities	230,538	234,460

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,384,379 and 12,284,679 shares at March 31, 2009 and December 31, 2008, respectively	743	737
Additional paid-in capital	82,123	80,717
Treasury stock at cost, 227,917 shares at March 31, 2009 and December 31, 2008	(4,853)	(4,853)
Retained earnings	88,851	83,863

Total stockholders' equity	166,864	160,464

Total liabilities and stockholders’ equity	$397,402	394,924

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Flight revenue, net	$117,014	114,473
Sales of medical interiors and products	7,649	3,626
	124,663	118,099

Operating expenses:
Flight centers	52,239	52,140
Aircraft operations	23,585	27,066
Aircraft rental	12,227	11,079
Cost of medical interiors and products sold	6,156	3,002
Depreciation and amortization	4,589	4,098
Loss (gain) on disposition of assets, net	71	(1,308)
General and administrative	17,243	17,146
	116,110	113,223

Operating income	8,553	4,876

Other income (expense):
Interest expense	(1,235)	(1,567)
Other, net	822	643

Income before income taxes	8,140	3,952

Income tax expense	(3,152)	(1,622)

Net income	$4,988	2,330

Basic income per common share (note 3)	$.41	.19

Diluted income per common share (note 3)	$.41	.18

Weighted average number of common shares outstanding – basic	12,088,306	12,151,342

Weighted average number of common shares outstanding – diluted	12,274,671	12,623,358

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income	$4,988	2,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,589	4,098
Deferred income tax expense (benefit)	(821)	1,622
Stock-based compensation	348	508
Tax benefit from exercise of stock options	(168)	--
Loss (gain) on disposition of assets, net	71	(1,308)
Unrealized loss on derivative instrument	153	--
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(1,287)	(667)
Decrease in receivables	5,863	5,388
Decrease (increase) in inventories	200	(184)
Increase in work-in-process on medical interiors and costs in excess of billings	(3,712)	(3,525)
Increase in accounts payable, other accrued liabilities, and other liabilities	4,638	1,484
Increase (decrease) in deferred revenue and billings in excess of costs	820	(37)
Net cash provided by operating activities	15,682	9,709

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(10,308)	(4,194)
Proceeds from disposition and sale of equipment and assets held for sale	1,417	4,383
Decrease (increase) in notes receivable and other assets, net	1,014	(1,365)
Net cash used by investing activities	(7,877)	(1,176)

(Continued)

Air Methods Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from financing activities:
Net borrowings (payments) under line of credit	$(5,455)	1,406
Payments for debt and lease origination costs	(127)	(46)
Payments of long-term debt and notes payable	(6,962)	(2,798)
Payments of capital lease obligations	(419)	(268)
Tax benefit from exercise of stock options	168	--
Proceeds from issuance of common stock, net	896	549
Net cash used by financing activities	(11,899)	(1,157)

Increase (decrease) in cash and cash equivalents	(4,094)	7,376

Cash and cash equivalents at beginning of period	13,147	5,134

Cash and cash equivalents at end of period	$9,053	12,510

Interest paid in cash during the period	$1,172	1,165
Income taxes paid in cash during the period	$2,141	205

Non-cash investing and financing activities:

In the quarter ended March 31, 2009, the Company entered into notes payable of $3,893 to finance the purchase of aircraft which are held for sale as of March 31, 2009, and into a note payable of $552 to finance insurance policies.

In the quarter ended March 31, 2008, the Company settled notes payable of $22,611 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $10,957 to finance the purchase of aircraft which were held for sale as of March 31, 2008.

In the quarter ended March 31, 2008, the Company made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which increased goodwill by $1,459.

See accompanying notes to consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, deferred income taxes, valuation of long-lived assets, and fair values of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2009, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2009	12,040,462	$160,464

Issuance of common shares for options exercised	99,700	896
Stock-based compensation	2,967	348
Tax benefit from exercise of stock options	--	168
Net income	--	4,988

Balances at March 31, 2009	12,143,129	$166,864

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(3)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2009	2008
Weighted average number of common shares outstanding – basic	12,088,306	12,151,342
Dilutive effect of:
Common stock options	183,841	470,569
Unvested restricted stock	2,524	1,447
Weighted average number of common shares outstanding – diluted	12,274,671	12,623,358

Common stock options totaling 267,234 were not included in the diluted shares outstanding for the quarter ended March 31, 2009, because their effect would have been anti-dilutive.

(4)	New Accounting Pronouncements

On April 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FAS 141R-1), which amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FAS 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FAS 141R-1 did not have an impact on the Company’s financial position or results of operation because no acquisitions were closed during the first quarter of 2009.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FAS 157-4). FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The statement is effective for interim reporting periods ending after June 15, 2009. The Company does not expect the implementation of FAS 157-4 to have a material effect on its financial position or results of operation.

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1). FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements, in either the body or the accompanying notes of summarized financial information. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The statement provides only for additional interim disclosures. Therefore, the Company does not expect the implementation of FAS 107-1 to have a material effect on its financial position or results of operation.

Air Methods Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(unaudited)

(5)	Business Segment Information

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 33 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2009
External revenue	$68,382	48,642	7,639	--	--	124,663
Intersegment revenue	54	--	7,736	--	(7,790)	--
Total revenue	68,436	48,642	15,375	--	(7,790)	124,663

Operating expenses	(58,352)	(42,135)	(12,916)	(4,782)	6,664	(111,521)
Depreciation & amortization	(2,486)	(1,707)	(151)	(245)	--	(4,589)
Interest expense	(428)	(651)	--	(156)	--	(1,235)
Other income, net	740	--	--	82	--	822
Income tax expense	--	--	--	(3,152)	--	(3,152)
Segment net income (loss)	$7,910	4,149	2,308	(8,253)	(1,126)	4,988

2008
External revenue	$69,317	45,251	3,531	--	--	118,099
Intersegment revenue	--	--	3,966	--	(3,966)	--
Total revenue	69,317	45,251	7,497	--	(3,966)	118,099

Operating expenses	(61,212)	(41,012)	(6,042)	(3,770)	2,911	(109,125)
Depreciation & amortization	(2,131)	(1,672)	(145)	(150)	--	(4,098)
Interest expense	(746)	(738)	--	(83)	--	(1,567)
Other income, net	587	--	--	56	--	643
Income tax expense	--	--	--	(1,622)	--	(1,622)
Segment net income (loss)	$5,815	1,829	1,310	(5,569)	(1,055)	2,330

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2009 the CBS Division generated 55% of our total revenue, decreasing from 59% in the first quarter of 2008.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 73% of total contract revenue) and hourly flight fees (approximately 27% of total contract revenue) billed to hospital customers. In the first quarter of 2009 the HBS Division generated 39% of our total revenue, increasing from 38% in 2008.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2009 the Products Division generated 6% of our total revenue, compared to 3% in 2008.

See Note 5 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 27% of HBS revenue. By contrast, 78% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2009, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 9,400 for the first quarter of 2009 compared to approximately 10,600 for the first quarter of 2008. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 9,000 in the first quarter of 2009, compared to 9,400 in the first quarter of 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 758 lower in the first quarter of 2009, compared to the first quarter of 2008. We believe that Same-Base Transports in 2009 were negatively affected by the overall weaker economic conditions in the United States.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The average gross charge per transport increased 16.8% in the quarter ended March 31, 2009, compared to 2008, contributing to an increase of 10.3% in net reimbursement per transport in the quarter ended March 31, 2009, compared to 2008. Provisions for contractual discounts and estimated uncompensated care for CBS operations were as follows:

	For quarters ended March 31,
	2009	2008
Gross billings	100%	100%
Provision for contractual discounts	37%	36%
Provision for uncompensated care	20%	19%

The increase in the total percentage of uncollectible accounts for the first quarter of 2009 is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Four models of aircraft within our fleet, representing 27% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2008, we have taken delivery of 33 new aircraft and expect to take delivery of four additional aircraft through the end of 2009. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 13.5% from the first quarter of 2008 to the first quarter of 2009, while total flight volume for CBS and HBS operations decreased 7.0% over the same period. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement on March 31, 2006. The agreement is effective January 1, 2006, through April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $4,988,000 for the three months ended March 31, 2009, compared to $2,330,000 for the three months ended March 31, 2008. Net reimbursement per transport for CBS operations increased 10.3% in the first quarter of 2009 compared to the first quarter of 2008, while Same-Base Transports for CBS operations were 4.4% lower over the same period. Aircraft operating expenses decreased 12.9%, reflecting lower maintenance and fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $2,541,000, or 2.2%, from $114,473,000 to $117,014,000 for the three months ended March 31, 2009, compared to 2008. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue decreased $849,000, or 1.2%, to $68,376,000 in the three months ended March 31, 2009, compared to 2008, for the following reasons:
•	Increase of 16.8% in average gross charge per transport for the first quarter of 2009, compared to 2008. Net reimbursement per transport increased approximately 10.3% over the same period.
•
Incremental net revenue of $3,088,000 generated from the addition of seven new CBS bases either during or subsequent to the first quarter of 2008, and new service agreements with another air medical service provider in the Atlanta area.

•	Closure of fifteen bases either during or subsequent to the first quarter of 2008 resulting in a decrease in net revenue of approximately $4,997,000.
•
Decrease in Same-Base Transports of 4.4% in the first quarter of 2009 compared to 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 758 lower in the first quarter of 2009, compared to the first quarter of 2008. The decline in Same-Base Transports is believed to be primarily attributable to overall economic conditions in the United States.

•	HBS – Net flight revenue increased $3,390,000, or 7.5%, to $48,638,000 for the quarter ended March 31, 2009, for the following reasons:
•	Incremental net revenue of $2,908,000 generated from the addition of one new contract and the expansion of eight contracts during or subsequent to the first quarter of 2008.
•	Cessation of service under six contracts during or subsequent to the first quarter of 2008, resulting in a decrease in net revenue of approximately $2,834,000.
•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Decrease of 12.5% in flight volume for all contracts excluding new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $99,000, or 0.2%, to $52,239,000 for the quarter ended March 31, 2009, compared to 2008. Changes by business segment are as follows:

•	CBS – Flight center costs decreased $789,000, or 2.4%, to $31,509,000 for the following reasons:
•	Increase of approximately $1,440,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $3,058,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance premiums.

•	HBS - Flight center costs increased $888,000, or 4.5%, to $20,730,000 primarily due to the following:
•	Increase of approximately $950,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $1,376,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance premiums.

Aircraft operating expenses decreased $3,481,000, or 12.9%, for the quarter ended March 31, 2009, in comparison to the quarter ended March 31, 2008. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The decrease in costs is due to the following:
•
Decrease of $2,777,000, or 13.5%, in the cost of aircraft maintenance, primarily attributable to our fleet rejuvenation efforts and to our increasing use of single-engine, rather than twin-engine, aircraft. Since the first quarter of 2008, we have placed 36 new helicopters into service (consisting of 21 single-engine aircraft and 15 twins) and eliminated 28 aircraft which were older models (consisting of 6 single-engine aircraft, 19 twins, and 3 fixed wing aircraft). Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•	Decrease of approximately 35.4% in the cost of aircraft fuel per hour flown.
•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increase in hull insurance rates effective July 2008.

Aircraft rental expense increased $1,148,000, or 10.4%, for the first quarter of 2009 compared to the first quarter of 2008. Incremental rental expense incurred in 2009 for 31 leased aircraft added to our fleet during either 2008 or 2009 totaled $2,422,000. The increase for new aircraft was offset in part by selling or refinancing seventeen aircraft at lower lease rates or through debt financing.

Medical Interiors and Products

Sales of medical interiors and products increased $4,023,000, or 110.9%, from $3,626,000 for the first quarter of 2008 to $7,649,000 for the first quarter of 2009. Significant projects in process during the first quarter of 2009 included 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, 81 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and four modular medical interior kits for commercial customers. A contract for sixty MEV units was also completed during the first quarter. Revenue by product line was as follows:
•	$2,686,000 - multi-mission interiors
•	$1,317,000 - modular medical interiors
•	$3,646,000 - other aerospace and medical transport products

Significant projects in the first quarter of 2008 included four modular medical interior kits for commercial customers, three of which were still in process as of March 31, 2008. Also in process as of March 31, 2008, were two design contracts for the U.S. Army, ten HH-60L units, and fifty MEV units. Revenue by product line was as follows:
•	$818,000 - multi-mission interiors
•	$1,755,000 - modular medical interiors
•	$1,053,000 - other aerospace and medical transport products

Cost of medical interiors and products increased $3,154,000, or 105.1%, for the three months ended March 31, 2009, as compared to the previous year, due primarily to the change in sales volume. The average net margin earned on projects during 2009 was 16.0% compared to 11.8% in 2008. Margins earned on multi-mission interiors and other governmental contracts are generally higher than margins earned on medical interiors for commercial customers.

General Expenses

Depreciation and amortization expense increased $491,000, or 12.0% for the three months ended March 31, 2009, compared to 2008. The increase is primarily related to the purchase of our corporate headquarters building in October 2008 for $7.4 million and the purchase of fourteen aircraft for approximately $15.6 million subsequent to March 31, 2008.

General and administrative (G&A) expenses increased $97,000, or 0.6%, for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. G&A expenses were 13.8% of revenue in 2009, compared to 14.5% in 2008. G&A expenses in 2008 included approximately $690,000 related to the consolidation of the Part 135 Air Carrier Certificate for CJ Systems Aviation Group, Inc., (CJ) into the Air Methods certificate; the consolidation was completed in the summer of 2008.

Interest expense decreased $332,000, or 21.2%, in the first quarter of 2009, compared to the first quarter of 2008, primarily because of a lower long-term debt balance and a decrease of over 300 basis points in the weighted average interest rate paid on variable rate debt in the first quarter of 2009 compared to the first quarter of 2008.

Income tax expense was $3,152,000 in the first quarter of 2009, compared to $1,622,000 in the first quarter of 2008, at effective tax rates of approximately 39% and 41%, respectively. The decrease in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences. In addition, the rate used to determine current state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation effective January 1, 2009.

Liquidity and Capital Resources

Our working capital position as of March 31, 2009, was $103,733,000, compared to $115,962,000 at December 31, 2008. We had cash and cash equivalents of $9,053,000 at March 31, 2009, compared to $13,147,000 at December 31, 2008. Cash generated by operations was $15,682,000 in the first quarter of 2009, compared to $9,709,000 in the first quarter of 2008, reflecting the change in operating results described above.

Cash used by investing activities totaled $7,877,000 in 2009 compared to $1,176,000 in 2008. Significant equipment acquisitions in the first quarter of 2009 included the purchase of two aircraft for approximately $4.7 million. During the quarter, we sold two aircraft for total proceeds of $1.2 million. Equipment acquisitions in the first quarter of 2008 included the buyout of two CJ leased aircraft which were subsequently sold during the quarter for net proceeds of approximately $2.8 million. Both aircraft had been identified for disposition upon acquisition of CJ in October 2007. We also sold two other aircraft during the quarter for total proceeds of $1.5 million.

Financing activities used $11,899,000 in 2009 compared $1,157,000 in 2008. The primary use of cash in both 2009 and 2008 was regularly scheduled payments of long-term debt and capital lease obligations. In 2008 these payments were partially offset by draws against our line of credit. In 2009 we paid off a $3.9 million short-term note payable to an aircraft manufacturer for the delivery of an EC135 helicopter. We are exploring long-term refinancing options for this balance in the second quarter of 2009.

Outlook for 2009

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

Effective January 1, 2009, we increased prices for our CBS operations an average of approximately 5%. In the first quarter of 2009, we opened three new bases and closed four due to insufficient flight volume. We also entered into service agreements in Georgia with another air medical service provider, allowing for base consolidations in the service area. During the second quarter of 2009, we expect to complete the conversion of an HBS customer to CBS operations, resulting in two additional CBS bases.

Hospital-Based Services

In the first quarter of 2009, we began operations under a new three-year contract, representing two aircraft, with a customer in Alaska. Contracts with eighteen hospital customers are due for renewal in 2009, two of which have been renewed for terms ranging from one to three years.

Products Division

As of March 31, 2009, we had 48 HH60L units, 81 MEV units, four commercial medical interiors, and one design contract with the U.S. Army in process. During the second quarter of 2009, we received notice of the customer’s intent to reduce the number of MEV units to be delivered under the current contract from 306 units to 81 units, plus a number of spares. Although the impact of the reduction is not yet measurable, under government contract law, we believe we will be entitled to the recovery of costs incurred related to this contract. Deliveries under all contracts in process are expected to be completed early in 2010, and remaining revenue, taking into consideration the reduction in MEV production, is estimated at $12.4 million.

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

All Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS and HBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2009. Effective March 31, 2009, we amended one of the covenants under our senior credit facility such that the calculation of Total Adjusted Debt (as defined in the senior credit facility) is equal to EBITDAR (Earnings Before Interest, Taxes, Debt, Amortization, and Recurring Rents). Such amendment will provide us with more borrowing capacity as it relates to leased aircraft that have been purchased. There were no other amendments to the senior credit facility other than as described above. At March 31, 2009, we have approximately $32 million of borrowing capacity available under the senior credit facility.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2009, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $1,592,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2008, either the Company’s current public trading value or the reporting unit’s operating profit would have to decrease by more than 20% before the carrying value of the reporting unit exceeded its fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, some of which have fixed interest rates, except $13,803,000 outstanding against the line of credit and $42,860,000 in notes payable. Based on the amounts outstanding at March 31, 2009, the annual impact of a change of 100 basis points in interest rates would be approximately $567,000. Interest rates on these instruments approximate current market rates as of March 31, 2009.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the quarter ended March 31, 2009, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $238,000 for the quarter. Flight volume for CBS operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based first quarter 2009 volume is not necessarily indicative of the impact on subsequent quarters or years. In the fourth quarter of 2008, we entered into a fuel derivative agreement for the majority of our projected fuel consumption for the year ending December 31, 2009, to protect us against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our purchases of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
March 31, 2009	417 (1)	$ 16.91	--	--

(1) Consists of restricted shares delivered back to us by an employee to satisfy tax withholding obligations that arise upon the vesting of restricted stock. Pursuant to our 2006 Equity Compensation Plan, employees are required to tender back to the Company the number of shares from the award sufficient to satisfy the person’s minimum tax withholding obligations that arise upon the vesting of the restricted stock. We then satisfy the tax withholding obligation on behalf of the employee. The taxes for the transaction set forth above were remitted in April 2009 in accordance with our regular payroll tax filing schedule.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

10.1
Amendment No. 3 to Revolving Credit, Term Loan and Security Agreement dated as of March 31, 2009, among Air Methods Corporation, Rocky Mountain Holdings, L.L.C.,  Mercy Air Service, Inc., LifeNet, Inc., FSS Airholdings, Inc., and CJ Systems Aviation Group, Inc., as Borrowers, KeyBank National Association, as a Lender, lead arranger, sole book runner and administrative agent, LaSalle Bank National Association, as a Lender and syndication agent, National City Bank, as a Lender and documentation agent, and the other Lenders identified therein

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

AIR METHODS CORPORATION

Date: May 8, 2009	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)