Form 10-Q
period 2009-06-30
AIR METHODS CORP
filed 2009-08-07
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 24, 2009, was 12,311,229.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$10,770	13,147
Current installments of notes receivable	503	753
Receivables:
Trade, net	123,852	133,467
Refundable income taxes	--	2,239
Other	3,663	2,487
Total receivables	127,515	138,193

Inventories	20,731	20,283
Work-in-process on medical interiors and products contracts	5,517	4,561
Assets held for sale	6,819	20,712
Costs and estimated earnings in excess of billings on uncompleted contracts	11,519	5,840
Prepaid expenses and other	6,271	4,259

Total current assets	189,645	207,748

Property and equipment:
Land	251	251
Flight and ground support equipment	218,633	206,189
Furniture and office equipment	28,292	27,196
	247,176	233,636
Less accumulated depreciation and amortization	(89,465)	(87,469)

Net property and equipment	157,711	146,167

Goodwill	20,291	20,291
Notes receivable, less current installments	127	660
Other assets, net of accumulated amortization of $2,219 and $2,411 at June 30, 2009 and December 31, 2008, respectively	19,552	20,058

Total assets	$387,326	394,924

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2009	2008
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$4,291	19,520
Current installments of long-term debt	15,471	14,156
Current installments of obligations under capital leases	1,231	1,482
Accounts payable	11,432	13,892
Deferred revenue	6,280	6,710
Billings in excess of costs and estimated earnings on uncompleted contracts	785	990
Accrued wages and compensated absences	11,546	10,422
Due to third party payers	3,912	3,559
Deferred income taxes	9,602	9,340
Other accrued liabilities	12,400	11,715

Total current liabilities	76,950	91,786

Long-term debt, less current installments	73,638	83,784
Obligations under capital leases, less current installments	1,888	2,074
Deferred income taxes	27,995	29,158
Other liabilities	28,773	27,658

Total liabilities	209,244	234,460

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,542,079 and 12,284,679 shares at June 30, 2009 and December 31, 2008, respectively	753	737
Additional paid-in capital	84,679	80,717
Treasury stock at cost, 227,917 shares at June 30, 2009 and December 31, 2008	(4,853)	(4,853)
Retained earnings	97,503	83,863

Total stockholders' equity	178,082	160,464

Total liabilities and stockholders’ equity	$387,326	394,924

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Flight revenue, net	$122,180	124,746	239,194	239,219
Medical interiors and products revenue	5,920	3,213	13,569	6,839
	128,100	127,959	252,763	246,058
Operating expenses:
Flight centers	52,750	52,980	104,989	105,120
Aircraft operations	25,088	30,454	48,673	57,520
Aircraft rental	12,689	11,721	24,916	22,800
Cost of medical interiors and products sold	4,173	2,341	10,329	5,343
Depreciation and amortization	4,629	4,202	9,218	8,300
Gain on disposition of assets, net	(604)	(130)	(533)	(1,438)
General and administrative	15,167	17,578	32,410	34,724
	113,892	119,146	230,002	232,369

Operating income	14,208	8,813	22,761	13,689

Other income (expense):
Interest expense	(1,123)	(1,106)	(2,358)	(2,673)
Other, net	941	609	1,763	1,252

Income before income taxes	14,026	8,316	22,166	12,268

Income tax expense	(5,374)	(3,482)	(8,526)	(5,104)

Net income	$8,652	4,834	13,640	7,164

Basic income per common share (note 3)	$.71	.40	1.12	.59

Diluted income per common share (note 3)	$.70	.38	1.11	.57

Weighted average number of common shares outstanding – basic	12,226,948	12,181,790	12,158,010	12,166,566

Weighted average number of common shares outstanding – diluted	12,403,400	12,608,043	12,342,126	12,617,804

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$13,640	7,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,218	8,300
Deferred income tax expense (benefit)	(901)	4,461
Stock-based compensation	636	1,040
Tax benefit from exercise of stock options	(856)	--
Gain on disposition of assets, net	(533)	(1,438)
Unrealized loss on derivative instrument	157	--
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(2,067)	(194)
Decrease in receivables	10,678	12,152
Increase in inventories	(448)	(2,250)
Increase in work-in-process on medical interiors and costs in excess of billings	(6,635)	(3,332)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	1,853	(2,215)
Decrease in deferred revenue and billings in excess of costs	(635)	(182)
Net cash provided by operating activities	24,107	23,506

Cash flows from investing activities:
Acquisition of property and equipment	(14,389)	(22,856)
Proceeds from disposition and sale of equipment and assets held for sale	4,658	6,303
Decrease (increase) in notes receivable and other assets	763	(1,286)
Net cash used in investing activities	(8,968)	(17,839)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,486	639
Tax benefit from exercise of stock options	856	--
Net borrowings (payments) under line of credit	(19,258)	5,531
Proceeds from issuance of long-term debt	16,869	--
Payments for debt issue costs	(482)	(71)
Payments of long-term debt and notes payable	(17,162)	(6,785)
Payments of capital lease obligations	(825)	(541)
Net cash used in financing activities	(17,516)	(1,227)

Increase (decrease) in cash and cash equivalents	(2,377)	4,440

Cash and cash equivalents at beginning of period	13,147	5,134

Cash and cash equivalents at end of period	$10,770	9,574

Interest paid in cash during the period	$2,285	2,327
Income taxes paid in cash during the period	$6,629	276

Non-cash investing and financing activities:

In the six months ended June 30, 2009, the Company entered into a capital lease of $388 to finance the purchase of equipment and into a note payable of $552 to finance insurance policies. In the six months ended June 30, 2009, the Company settled notes payable of $8,954 in exchange for the aircraft securing the debt.

In the six months ended June 30, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $19,627 to finance the purchase of aircraft which were held for sale as of June 30, 2008.

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008, as filed with the Company’s annual report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, income taxes, valuation of long-lived assets, and fair values of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2009, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2009	12,040,462	$160,464

Issuance of common shares for options exercised	257,400	2,486
Stock-based compensation	2,967	636
Tax benefit from exercise of stock options	--	856
Net income	--	13,640

Balances at June 30, 2009	12,300,829	$178,082

(3)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2009	2008
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	12,226,948	12,181,790
Dilutive effect of:
Common stock options	172,469	422,668
Unvested restricted stock	3,983	3,585
Weighted average number of common shares outstanding – diluted	12,403,400	12,608,043

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(3)	Income per Share, continued

For six months ended June 30:	2009	2008
Weighted average number of common shares outstanding – basic	12,158,010	12,166,566
Dilutive effect of:
Common stock options	180,627	449,189
Unvested restricted stock	3,489	2,049
Weighted average number of common shares outstanding – diluted	12,342,126	12,617,804

Common stock options of 222,234 and 232,234 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2009, respectively, because their effect would have been anti-dilutive. Common stock options of 38,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2008, because their effect would have been anti-dilutive.

(4)	New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FAS 141R-1), which amends the provisions in Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FAS 141R-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The implementation of FAS 141R-1 did not have an impact on the Company’s financial position or results of operation because no acquisitions were closed during the first or second quarter of 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FAS 157-4). FAS 157-4 applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, with certain defined exceptions, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The statement is effective for interim reporting periods ending after June 15, 2009. The implementation of FAS 157-4 did not have a material effect on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1). FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements, in either the body or the accompanying notes of summarized financial information. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The statement provides only for additional interim disclosures. Therefore, the implementation of FAS 107-1 did not have a material effect on the Company’s financial position or results of operation when adopted in the second quarter of 2009.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(4)	New Accounting Pronouncements, continued

In May 2009, the FASB issued FASB Statement No. 165 (Statement 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Statement 165 is effective for interim or annual reporting periods ending after June 15, 2009. The implementation of this statement in the second quarter of 2009 did not have a material effect on the Company’s financial position or results of operation. The Company has evaluated subsequent events occurring through the filing date of these financial statements (August 7, 2009) and has determined that there were no subsequent events to record or disclose in this report.

In June 2009, the FASB issued FASB Statement No. 168 (Statement 168), The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities, with certain previously issued standards considered grandfathered items. Statement 168 is effective for annual and interim periods ending after September 15, 2009. Because Statement 168 relates only to the codification of existing accounting guidance, the Company does not expect the implementation of this statement to have a material effect on its financial position or results of operation.

(5)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2009, is estimated to be $87,824,000.

(6)	Business Segment Information

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 33 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for commercial and governmental entities.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(6)	Business Segment Information, continued

For quarter ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2009
External revenue	$71,718	50,470	5,912	--	--	128,100
Intersegment revenue	54	--	4,374	--	(4,428)	--
Total revenue	71,772	50,470	10,286	--	(4,428)	128,100
Operating expenses, excluding depreciation & amortization	(58,482)	(42,698)	(7,878)	(3,881)	3,676	(109,263)
Depreciation & amortization	(2,388)	(1,845)	(144)	(252)	--	(4,629)
Interest expense	(290)	(566)	(9)	(258)	--	(1,123)
Other income, net	925	--	--	16	--	941
Income tax expense	--	--	--	(5,374)	--	(5,374)
Segment net income (loss)	$11,537	5,361	2,255	(9,749)	(752)	8,652

2008
External revenue	$77,746	47,015	3,198	--	--	127,959
Intersegment revenue	108	--	5,996	--	(6,104)	--
Total revenue	77,854	47,015	9,194	--	(6,104)	127,959
Operating expenses, excluding depreciation & amortization	(64,518)	(43,620)	(7,748)	(4,409)	5,351	(114,944)
Depreciation & amortization	(2,181)	(1,713)	(151)	(157)	--	(4,202)
Interest expense	(494)	(563)	--	(49)	--	(1,106)
Other income, net	569	--	--	40	--	609
Income tax expense	--	--	--	(3,482)	--	(3,482)
Segment net income (loss)	$11,230	1,119	1,295	(8,057)	(753)	4,834

For six months ended June 30:
2009
External revenue	$140,100	99,112	13,551	--	--	252,763
Intersegment revenue	108	--	12,110	--	(12,218)	--
Total revenue	140,208	99,112	25,661	--	(12,218)	252,763
Operating expenses, excluding depreciation & amortization	(116,834)	(84,833)	(20,794)	(8,663)	10,340	(220,784)
Depreciation & amortization	(4,874)	(3,552)	(295)	(497)	--	(9,218)
Interest expense	(718)	(1,217)	(9)	(414)	--	(2,358)
Other income, net	1,665	--	--	98	--	1,763
Income tax expense	--	--	--	(8,526)	--	(8,526)
Segment net income (loss)	$19,447	9,510	4,563	(18,002)	(1,878)	13,640

2008
External revenue	$147,063	92,266	6,729	--	--	246,058
Intersegment revenue	108	--	9,962	--	(10,070)	--
Total revenue	147,171	92,266	16,691	--	(10,070)	246,058
Operating expenses, excluding depreciation & amortization	(125,730)	(84,632)	(13,790)	(8,179)	8,262	(224,069)
Depreciation & amortization	(4,312)	(3,385)	(296)	(307)	--	(8,300)
Interest expense	(1,240)	(1,301)	--	(132)	--	(2,673)
Other income, net	1,156	--	--	96	--	1,252
Income tax expense	--	--	--	(5,104)	--	(5,104)
Segment net income (loss)	$17,045	2,948	2,605	(13,626)	(1,808)	7,164

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2009, the CBS Division generated 56% of our total revenue, compared to 60% in the first six months of 2008.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 72% of total contract revenue) and hourly flight fees (approximately 28% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2009, the HBS Division generated 39% of our total revenue, compared to 37% in the six months ended June 30, 2008.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for commercial and governmental entities. The Products Division generated 5% of our total revenue in the six months ended June 30, 2009, compared to 3% in 2008.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 28% of HBS revenue. By contrast, 81% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2009 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,400 and 19,800 for the quarter and six months ended June 30, 2009, respectively, compared to approximately 11,600 and 22,200 for the quarter and six months ended June 30, 2008, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 9,800 and 18,800 in the quarter and six months ended June 30, 2009, respectively, compared to approximately 10,700 and 20,100 in the quarter and six months ended June 30, 2008, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 307 higher in the quarter and 451 lower in the six months ended June 30, 2009, compared to 2008. We believe that Same-Base Transports in 2009 were negatively affected by the overall weaker economic conditions in the United States.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Pending healthcare legislation, if enacted, may also affect collections. The average gross charge per transport increased 14.8% in the six months ended June 30, 2009, compared to 2008, contributing to an increase of 6.8% in net reimbursement per transport over the same period. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2009	2008	2009	2008
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	39%	33%	38%	34%
Provision for uncompensated care	20%	22%	20%	21%

The increase in the total percentage of uncollectible accounts for 2009 is primarily attributable to price increases. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Three models of aircraft within our fleet, representing 25% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2008, we have taken delivery of 34 new aircraft and expect to take delivery of twelve additional aircraft through the end of 2009. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 13.3% and 13.4% from the quarter and six months ended June 30, 2008, to the quarter and six months ended June 30, 2009, respectively, while total flight volume for CBS and HBS operations decreased 5.0% and 6.0% over the same periods. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement on March 31, 2006. The agreement was effective January 1, 2006, through April 30, 2009. Negotiations on a new collective bargaining agreement (CBA) commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $8,652,000 and $13,640,000 for the quarter and six months ended June 30, 2009, respectively, compared to $4,834,000 and $7,164,000 for the quarter and six months ended June 30, 2008, respectively. Net reimbursement per transport for CBS operations increased 3.6% and 6.8% in the quarter and six months ended June 30, 2009, compared to 2008, while Same-Base Transports for CBS operations were 8.6% and 6.7% lower over the same periods, respectively. Aircraft operating expenses decreased 17.6% and 15.4% for the quarter and six months ended June 30, 2009, compared to 2008, reflecting lower maintenance and fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue decreased $2,566,000, or 2.1%, and $25,000, or 0.0%, for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue decreased $6,021,000, or 7.7%, to $71,710,000 for the second quarter of 2009 and $6,870,000, or 4.7%, to $140,086,000 for the six months ended June 30, 2009, for the following reasons:

•
Decreases of 922, or 8.6%, and 1,340, or 6.7%, in Same-Base Transports for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 307 higher in the second quarter of 2009 but 451 lower in the six months ended June 30, 2009, compared to 2008. The decline in Same-Base Transports is believed to be primarily attributable to overall economic conditions in the United States.

•
Increases of 13.1% and 14.8% in average gross charge per transport for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Net reimbursement per transport increased approximately 3.6% and 6.8%, over the same periods.

•
Incremental net revenue of $5,972,000 and $9,060,000 for the quarter and six months ended June 30, 2009, respectively, generated from the addition of twelve new CBS bases, including two bases resulting from the conversion of an HBS contract, either during or subsequent to the first six months of 2008 and new service agreements with another air medical service provider in the Atlanta area.

•
Closure of fifteen bases during or subsequent to the first six months of 2008, resulting in decreases in net revenue of approximately $5,391,000 and $10,388,000 during the quarter and six months ended June 30, 2009, respectively.

•
HBS – Net flight revenue increased $3,455,000, or 7.3%, to $50,470,000 for the second quarter of 2009 and $6,845,000, or 7.4%, to $99,108,000 for the six months ended June 30, 2009, for the following reasons:

•
Incremental net revenue of $2,764,000 and $5,672,000 for the quarter and six months ended June 30, 2009, generated from the addition of one new contract and the expansion of nine contracts during or subsequent to the first six months of 2008.

•
Cessation of service under six contracts and the conversion of one contract to CBS operations subsequent to the first six months of 2008, resulting in decreases in net revenue of approximately $2,024,000 and $4,857,000 for the quarter and six months ended June 30, 2009, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•
Decreases of 8.3% and 10.3% in flight volume for the quarter and six months ended June 30, 2009, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) decreased $230,000, or 0.4%, and $131,000, or 0.1%, for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Changes by business segment are as follows:

•
CBS – Flight center costs decreased $585,000, or 1.8%, to $32,045,000 for the second quarter of 2009 and $1,374,000, or 2.1%, to $63,554,000 for the six months ended June 30, 2009, for the following reasons:

•	Increases of approximately $2,656,000 and $4,097,000 for the quarter and six months ended June 30, 2009, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $3,414,000 and $6,472,000 for the quarter and six months ended June 30, 2009, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

•
HBS - Flight center costs increased $355,000, or 1.7%, to $20,705,000 for the second quarter of 2009 and $1,243,000, or 3.1%, to $41,435,000 for the six months ended June 30, 2009, primarily due to the following:

•	Increases of approximately $852,000 and $1,802,000 for the quarter and six months ended June 30, 2009, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $923,000 and $2,301,000 for the quarter and six months ended June 30, 2009, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

Aircraft operating expenses decreased $5,366,000, or 17.6%, and $8,847,000, or 15.4%, for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
•
Decreases of $2,951,000, or 13.3%, and $5,728,000, or 13.4%, for the quarter and six months ended June 30, 2009, respectively, in the cost of aircraft maintenance, primarily attributable to our fleet rejuvenation efforts and to our increasing use of single-engine, rather than twin-engine, aircraft. Since the first quarter of 2008, we have placed 42 new helicopters into service (consisting of 24 single-engine aircraft and 18 twins) and eliminated 38 aircraft which were older models (consisting of 8 single-engine aircraft, 27 twins, and 3 fixed wing aircraft). Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
Decreases of approximately 48.9% and 43.0% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2009, respectively. Total fuel costs decreased $2,669,000 and $4,080,000 for the quarter and six months ended June 30, 2009, respectively, compared to 2008.

•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increase in hull insurance rates effective July 2008.

Aircraft rental expense increased $968,000, or 8.3%, and $2,116,000, or 9.3%, for the quarter and six months ended June 30, 2009, respectively, in comparison to the prior year. Incremental rental expense incurred for 31 leased aircraft added to our fleet during either 2008 or 2009 totaled $1,609,000 and $4,031,000 for the quarter and six months ended June 30, 2009, respectively. The increase for new aircraft was offset in part by selling or refinancing eighteen aircraft at lower lease rates or through debt financing.

Products Division

Medical interiors and products revenue increased $2,707,000, or 84.3%, and $6,730,000, or 98.4%, for the quarter and six months ended June 30, 2009, respectively, compared to 2008. Significant projects in process during 2009 included 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, 81 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and five medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2009, was as follows:
•	$4,243,000 and $10,484,000 – governmental entities
•	$1,677,000 and $3,085,000 – commercial customers

Significant projects in 2008 included seven medical interior kits for commercial customers, three of which were still in process as of June 30, 2008. Also in process as of June 30, 2008, were two design contracts for the U.S. Army, 35 multi-mission interiors for the U.S. Army’s HH-60L helicopter, and fifty MEV litter systems. Revenue by product line for the quarter and six months ended June 30, 2008, was as follows:
•	$1,742,000 and $3,309,000 – governmental entities
•	$1,471,000 and $3,530,000 – commercial customers

Cost of medical interiors and products increased $1,832,000, or 78.3%, and $4,986,000, or 93.3%, for the quarter and six months ended June 30, 2009, respectively, as compared to the prior year, due primarily to changes in sales volume and sales mix. The average net margin earned on projects during 2009 was 19.9% for the second quarter and 17.7% for the six-month period compared to 11.3% for the second quarter and 11.5% for the six-month period in 2008. Costs in 2008 also included development and design work on avionics and other aircraft interior configurations for commercial customers, leading to higher engineering and documentation costs and lower profit margins.

General Expenses

General and administrative (G&A) expenses decreased $2,411,000, or 13.7%, and $2,314,000, or 6.7%, for the quarter and six months ended June 30, 2009, respectively, compared to 2008. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS program administration. The following events contributed to the decrease in G&A expenses:
•
Completion of the consolidation of the Part 135 Air Carrier Certificate for CJ Systems Aviation Group, Inc., (CJ) into the Air Methods certificate during the second quarter of 2008. Costs of $505,000 and $1,195,000 were incurred in the quarter and six months ended June 30, 2008, respectively, related to the consolidation.

•
Reorganization of field-based program management during the second quarter of 2009, resulting in the elimination of fifteen positions and the transfer of other personnel into other open positions within the Company.

•
Closure of the CJ patient billing office and incorporation of these functions into our existing billing department, resulting in the elimination of sixteen full-time positions as well as additional contract positions. The transition was completed during the second quarter of 2008.

•	Consolidation of corporate overhead functions.

Income tax expense was $5,374,000 and $8,526,000 in the quarter and six months ended June 30, 2009, respectively, and $3,482,000 and $5,104,000 in the quarter and six months ended June 30, 2008, respectively. The effective tax rate was approximately 38% for 2009 and 41% for 2008. The decrease in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences. In addition, the rate used to determine current state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation effective January 1, 2009.

Liquidity and Capital Resources

Our working capital position as of June 30, 2009, was $112,695,000, compared to $115,962,000 at December 31, 2008. Cash generated by operations was $24,107,000 in 2009, compared to $23,506,000 in 2008, reflecting the change in operating results described above.

Cash used by investing activities totaled $8,968,000 in 2009 compared to $17,839,000 in 2008. Significant equipment acquisitions in 2009 included the purchase of five aircraft for approximately $13.9 million. During 2009 we sold five aircraft for total proceeds of $2.7 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident. Equipment acquisitions in 2008 included the buyout of seven leased aircraft for approximately $6.1 million and the buyout of five CJ leased aircraft for approximately $6.3 million, three of which were subsequently sold during the period for net proceeds of approximately $3.5 million. We also sold four other aircraft during the period for total proceeds of $2.4 million.

Financing activities used $17,516,000 in 2009 compared to $1,227,000 in 2008. The primary use of cash in both 2009 and 2008 was regularly scheduled payments of long-term debt and capital lease obligations. In 2008 these payments were partially offset by draws against our line of credit. In 2009 we used proceeds of $16.9 million from five new long-term debt agreements to purchase two helicopters and to pay off $10.2 million of short-term notes payable to an aircraft manufacturer for the delivery of three helicopters. The notes are payable over five- or seven-year terms and have a weighted average interest rate of 7.1%. We used proceeds from operations to fully pay off the balance against our revolving credit facility as of June 30, 2009.

As of December 31, 2008, we had open purchase commitments totaling approximately $165.3 million for 56 aircraft. During 2009, we canceled commitments totaling approximately $124.7 million for 40 aircraft due to changes in fleet requirements. We either have already taken delivery or currently intend to take delivery of the remaining 16 aircraft covered by these commitments. As of June 30, 2009, we do not expect to forfeit any material deposits related to aircraft commitment cancellations since the deposits have either already been applied to purchases or are expected be refunded to us in 2009.

As of June 30, 2009, we are scheduled to take delivery of twelve new aircraft before the end of the year. Commitments for long-term debt or lease financing have been received to cover the purchase price and cost to install medical interiors for all twelve aircraft.

Outlook for 2009

The statements contained in this Outlook are based on current expectations. These statements are forward-looking, and actual results may differ materially. We undertake no obligation to update any forward-looking statements.

Community-Based Services

Effective January 1, 2009, and again July 1, 2009, we increased prices for our CBS operations an average of approximately 5%. In the first six months 2009, we opened eight new bases, including two resulting from the conversion of an HBS customer to CBS operations, and closed four due to insufficient flight volume. We also entered into service agreements in Georgia with another air medical service provider, allowing for base consolidations in the service area.

Hospital-Based Services

In the first quarter of 2009, we began operations under a new three-year contract, representing two aircraft, with a customer in Alaska. Contracts with seventeen hospital customers are due for renewal in 2009, four of which have been renewed for terms ranging from one to three years. Three contracts will not be renewed upon expiration in the third or fourth quarters of 2009.

Products Division

As of June 30, 2009, we had 48 HH60L units, 81 MEV units, six commercial medical interiors, and one design contract with the U.S. Army in process. During the second quarter of 2009, the U.S. Army notified us that it intends to reduce the number of MEV units to be delivered under the current contract from 306 units to 81 units, plus a number of spares. Although the impact of the reduction is not yet measurable, under government contract law, we believe we will be entitled to the recovery of costs incurred related to this contract. Deliveries under all contracts in process are expected to be completed early in 2010, and remaining revenue, taking into consideration the reduction in MEV production, is estimated at $13.9 million.

The U.S. Army Multi-Year VII production contract plans for 76 HH-60M Multi-Mission Medevac units plus options for 23 additional units to be delivered by 2012, including the 48 units which we currently have under contract. There is no assurance that orders for additional units will be received in future periods.

All Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBS operations, renew operating agreements for our HBS operations, generate new profitable contracts for the Products Division, or enter into a new CBA on terms substantially similar to or more profitable than the existing arrangement. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2009. Effective March 31, 2009, we amended one of the covenants under our senior credit facility such that the calculation of Total Adjusted Debt (as defined in the senior credit facility) is equal to EBITDAR (Earnings Before Interest, Taxes, Debt, Amortization, and Recurring Rents). Such amendment will provide us with more borrowing capacity as it relates to leased aircraft that have been purchased. There were no other amendments to the senior credit facility other than as described above. In 2009 we have been in compliance with our debt covenants, both with and without the effect of the amendment. At June 30, 2009, we have approximately $45.5 million of borrowing capacity available under the senior credit facility.

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

On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, income taxes, and valuation of long-lived assets and goodwill. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2009, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $3,335,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2008, either the Company’s public trading value or the reporting unit’s operating profit would have to decrease by more than 20% before the carrying value of the reporting unit exceeded its fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2009, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

In the second quarter of 2009, we entered into a fuel derivative agreement for the majority of our projected fuel consumption for the six months ending June 30, 2010, to protect us against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

The 2009 Annual Meeting of Stockholders was held on June 16, 2009. At the meeting, Messrs. Ralph J. Bernstein, Mark D. Carleton, Lowell D. Miller, and David A. Roehr were elected to Class III directorships. Voting results were as follows:

	Total Vote For Each Director	Total Vote Withheld From Each Director

Ralph J. Bernstein	10,531,961	427,580
Mark D. Carleton	10,431,149	528,392
Lowell D. Miller	10,521,811	436,726
David A. Roehr	10,467,617	491,924

Following the meeting, George W. Belsey; Samuel H. Gray; C. David Kikumoto; MG Carl H. McNair, Jr. USA (Ret.); Morad Tahbaz; and Aaron D. Todd will continue to serve as directors.

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

AIR METHODS CORPORATION

Date: August 7, 2009	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 7, 2009	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 7, 2009	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer