Form 10-Q
period 2009-09-30
AIR METHODS CORP
filed 2009-11-06
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 23, 2009, was 12,388,554.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	September 30,2009	December 31,2008
Assets

Current assets:
Cash and cash equivalents	$23,181	13,147
Current installments of notes receivable	485	753
Receivables:
Trade, net	126,109	133,467
Refundable income taxes	--	2,239
Other	1,661	2,487

Total receivables	127,770	138,193

Inventories	21,010	20,283
Work-in-process on medical interiors and products contracts	5,445	4,561
Assets held for sale	14,660	20,712
Costs and estimated earnings in excess of billings on uncompleted contracts	9,220	5,840
Prepaid expenses and other	5,706	4,259

Total current assets	207,477	207,748

Property and equipment:
Land	251	251
Flight and ground support equipment	247,685	206,189
Furniture and office equipment	28,541	27,196
	276,477	233,636
Less accumulated depreciation and amortization	(92,874)	(87,469)

Net property and equipment	183,603	146,167

Goodwill	20,291	20,291
Notes receivable, less current installments	126	660
Other assets, net of accumulated amortization of $2,148 and $2,411 at September 30, 2009 and December 31, 2008, respectively	17,921	20,058

Total assets	$429,418	394,924

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2009	2008
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$12,531	19,520
Current installments of long-term debt	14,315	14,156
Current installments of obligations under capital leases	1,015	1,482
Accounts payable	10,590	13,892
Deferred revenue	6,936	6,710
Billings in excess of costs and estimated earnings on uncompleted contracts	105	990
Accrued wages and compensated absences	15,824	10,422
Due to third party payers	3,882	3,559
Deferred income taxes	9,157	9,340
Other accrued liabilities	17,658	11,715

Total current liabilities	92,013	91,786

Long-term debt, less current installments	86,869	83,784
Obligations under capital leases, less current installments	1,560	2,074
Deferred income taxes	28,058	29,158
Other liabilities	28,718	27,658

Total liabilities	237,218	234,460

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,391,487 and 12,284,679 shares at September 30, 2009, and December 31, 2008, respectively; outstanding 12,378,154 and 12,040,462 shares at September 30, 2009, and December 31, 2008, respectively	744	737
Additional paid-in capital	81,349	80,717
Treasury stock at cost, 227,917 shares at December 31, 2008	--	(4,853)
Retained earnings	110,107	83,863

Total stockholders' equity	192,200	160,464

Total liabilities and stockholders’ equity	$429,418	394,924

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Flight revenue, net	$131,723	131,079	370,917	370,298
Medical interiors and products revenue	5,879	2,753	19,448	9,592
	137,602	133,832	390,365	379,890
Operating expenses:
Flight centers	53,510	52,504	158,499	157,624
Aircraft operations	26,070	33,628	74,743	91,148
Aircraft rental	12,908	12,293	37,824	35,093
Cost of medical interiors and products sold	3,802	1,716	14,131	7,059
Depreciation and amortization	4,758	4,328	13,976	12,628
Gain on disposition of assets, net	(239)	(1,130)	(772)	(2,568)
General and administrative	15,978	15,947	48,388	50,671
	116,787	119,286	346,789	351,655

Operating income	20,815	14,546	43,576	28,235

Other income (expense):
Interest expense	(1,285)	(1,270)	(3,643)	(3,943)
Other, net	935	928	2,698	2,180

Income before income taxes	20,465	14,204	42,631	26,472

Income tax expense	7,861	5,835	16,387	10,939

Net income	$12,604	8,369	26,244	15,533

Basic income per common share (note 3)	$1.02	.69	2.15	1.28

Diluted income per common share (note 3)	$1.01	.67	2.12	1.23

Weighted average number of common shares outstanding – basic	12,337,120	12,179,714	12,218,369	12,170,980

Weighted average number of common shares outstanding – diluted	12,498,320	12,522,932	12,397,026	12,590,252

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$26,244	15,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,976	12,628
Deferred income tax expense (benefit)	(1,283)	5,363
Stock-based compensation	906	1,624
Tax benefit from exercise of stock options	(1,347)	(567)
Gain on disposition of assets, net	(772)	(2,568)
Unrealized loss on derivative instruments	264	--
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(1,609)	(669)
Decrease in receivables	10,423	12,986
Increase in inventories	(727)	(3,736)
Increase in work-in-process on medical interiors and costs in excess of billings	(4,264)	(4,290)
Increase in accounts payable, other accrued liabilities, and other liabilities	10,953	7,620
Increase (decrease) in deferred revenue and billings in excess of costs	(659)	394
Net cash provided by operating activities	52,105	44,318

Cash flows from investing activities:
Acquisition of property and equipment	(43,246)	(40,715)
Proceeds from disposition and sale of equipment	8,060	14,486
Decrease (increase) in notes receivable and other assets	2,300	(631)
Net cash used by investing activities	(32,886)	(26,860)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,239	1,114
Purchases of common stock	--	(2,905)
Tax benefit from exercise of stock options	1,347	567
Net borrowings (repayments) under line of credit	(19,258)	919
Proceeds from issuance of long-term debt	34,035	--
Payments for debt issue costs	(573)	(145)
Payments of long-term debt and notes payable	(26,544)	(12,024)
Payments of capital lease obligations	(1,431)	(947)
Net cash used by financing activities	(9,185)	(13,421)

Increase in cash and cash equivalents	10,034	4,037

Cash and cash equivalents at beginning of period	13,147	5,134

Cash and cash equivalents at end of period	$23,181	9,171

Interest paid in cash during the period	$3,516	3,592
Income taxes paid in cash during the period	$8,756	312

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

Non-cash investing and financing activities:

In the nine months ended September 30, 2009, the Company entered into capital leases of $450 to finance the purchase of equipment and into a note payable of $552 to finance insurance policies. In the nine months ended September 30, 2009, the Company settled notes payable of $8,954 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $16,424 to finance the purchase of aircraft which are held for sale as of September 30, 2009.

In the nine months ended September 30, 2008, the Company entered into capital lease obligations of $1,600 to finance the purchase of equipment. In the nine months ended September 30, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $22,831 to finance the purchase of aircraft which were held for sale as of September 30, 2008.

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2008. The Company has evaluated subsequent events occurring through the filing date of these financial statements (November 6, 2009) and has determined that there were no subsequent events to record or disclose in this report.

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

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2009, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2009	12,040,462	$160,464

Issuance of common shares for options exercised	334,725	3,239
Tax benefit from exercise of stock options	--	1,347
Stock-based compensation	2,967	906
Net income	--	26,244

Balances at September 30, 2009	12,378,154	$192,200

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(3)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2009	2008
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	12,337,120	12,179,714
Dilutive effect of:
Common stock options	155,524	337,059
Unvested restricted stock	5,676	6,159
Weighted average number of common shares outstanding – diluted	12,498,320	12,522,932

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	12,218,369	12,170,980
Dilutive effect of:
Common stock options	174,200	416,676
Unvested restricted stock	4,457	2,596
Weighted average number of common shares outstanding – diluted	12,397,026	12,590,252

Common stock options of 38,500 and 222,234 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive. Common stock options of 38,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2008, because their effect would have been anti-dilutive.

(4)	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105 (formerly FASB Statement No. 168), Generally Accepted Accounting Principles, establishing the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. FASB ASC 105 is effective for annual and interim periods ending after September 15, 2009, and the Company has updated its references to GAAP in this report in accordance with the provisions of this pronouncement. The implementation of FASB ASC 105 did not have a material effect on its financial position or results of operation.

In April 2009, the FASB issued FASB ASC 820-10-65 (formerly FASB Staff Position No. FAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, with certain defined exceptions, and provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 is effective for interim reporting periods ending after June 15, 2009. The implementation of ASC 820-10-65 did not have a material effect on the Company’s financial position or results of operation.

In April 2009, the FASB issued FASB ASC 825-10-65 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods, as well as in annual financial statements, in either the body or the accompanying notes of summarized financial information. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009, and did not have a material effect on the Company’s financial position or results of operation when adopted in the second quarter of 2009.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(4)	New Accounting Pronouncements, continued

In May 2009, the FASB issued FASB ASC 855-10-20 (formerly FASB Statement 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-20 is effective for interim or annual reporting periods ending after June 15, 2009. The implementation of this statement in the second quarter of 2009 did not have a material effect on the Company’s financial position or results of operation.

(5)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2009, is estimated to be $100,015,000.

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 32 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(6)	Business Segment Information, continued

For quarter ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2009
External revenue	$80,194	51,553	5,855	--	--	137,602
Intersegment revenue	54	--	4,563	--	(4,617)	--
Total revenue	80,248	51,553	10,418	--	(4,617)	137,602

Operating expenses	(60,102)	(43,642)	(7,533)	(4,475)	3,723	(112,029)
Depreciation & amortization	(2,505)	(1,854)	(141)	(258)	--	(4,758)
Interest expense	(356)	(730)	(9)	(190)	--	(1,285)
Other income (expense), net	984	--	--	(49)	--	935
Income tax expense	--	--	--	(7,861)	--	(7,861)
Segment net income (loss)	$18,269	5,327	2,735	(12,833)	(894)	12,604

2008
External revenue	$82,511	48,580	2,741	--	--	133,832
Intersegment revenue	54	--	6,527	--	(6,581)	--
Total revenue	82,565	48,580	9,268	--	(6,581)	133,832

Operating expenses	(63,947)	(45,048)	(7,013)	(4,180)	5,230	(114,958)
Depreciation & amortization	(1,429)	(2,530)	(153)	(216)	--	(4,328)
Interest expense	(569)	(609)	--	(92)	--	(1,270)
Other income, net	877	--	--	51	--	928
Income tax expense	--	--	--	(5,835)	--	(5,835)
Segment net income (loss)	$17,497	393	2,102	(10,272)	(1,351)	8,369

For nine months ended September 30:
2009
External revenue	$220,294	150,665	19,406	--	--	390,365
Intersegment revenue	162	--	16,673	--	(16,835)	--
Total revenue	220,456	150,665	36,079	--	(16,835)	390,365

Operating expenses	(176,936)	(128,475)	(28,327)	(13,138)	14,063	(332,813)
Depreciation & amortization	(7,379)	(5,406)	(436)	(755)	--	(13,976)
Interest expense	(1,074)	(1,947)	(18)	(604)	--	(3,643)
Other income, net	2,649	--	--	49	--	2,698
Income tax expense	--	--	--	(16,387)	--	(16,387)
Segment net income (loss)	$37,716	14,837	7,298	(30,835)	(2,772)	26,244

2008
External revenue	$229,574	140,846	9,470	--	--	379,890
Intersegment revenue	162	--	16,489	--	(16,651)	--
Total revenue	229,736	140,846	25,959	--	(16,651)	379,890

Operating expenses	(189,677)	(129,680)	(20,803)	(12,359)	13,492	(339,027)
Depreciation & amortization	(5,741)	(5,915)	(449)	(523)	--	(12,628)
Interest expense	(1,809)	(1,910)	--	(224)	--	(3,943)
Other income, net	2,033	--	--	147	--	2,180
Income tax expense	--	--	--	(10,939)	--	(10,939)
Segment net income (loss)	$34,542	3,341	4,707	(23,898)	(3,159)	15,533

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2009, the CBS Division generated 56% of our total revenue, decreasing from 60% in the nine months ended September 30, 2008.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 75% of total contract revenue) and hourly flight fees (approximately 25% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2009, the HBS Division generated 39% of our total revenue, increasing from 37% in the nine months ended September 30, 2008.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. Products Division generated 5% of our total revenue in the nine months ended September 30, 2009, compared to 3% in the nine months ended September 30, 2008.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 25% of HBS revenue. By contrast, 81% of our costs primarily associated with flight operations incurred during 2009 (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,800 and 30,600 for the quarter and nine months ended September 30, 2009, respectively, compared to approximately 10,700 and 32,900 for the quarter and nine months ended September 30, 2008, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 9,900 and 28,700 in the quarter and nine months ended September 30, 2009, respectively, compared to approximately 10,000 and 30,200 in the quarter and nine months ended September 30, 2008, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 220 higher in the quarter and 231 lower in the nine months ended September 30, 2009, compared to 2008. We believe that Same-Base Transports in 2009 were negatively affected by the overall weaker economic conditions in the United States.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk on services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Pending healthcare legislation, if enacted, may also affect collections. The average gross charge per transport increased 13.2% in the nine months ended September 30, 2009, compared to 2008, contributing to an increase of 6.8% in net reimbursement per transport over the same period. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2009	2008	2009	2008
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	37%	33%	38%	34%
Provision for uncompensated care	20%	21%	20%	21%

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

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Three models of aircraft within our fleet, representing 25% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2008, we have taken delivery of 41 new aircraft and expect to take delivery of five additional aircraft through the end of 2009. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 23.9% and 17.3% from the quarter and nine months ended September 30, 2008, to the quarter and nine months ended September 30, 2009, respectively, while total flight volume for CBS and HBS operations decreased 4.9% and 5.6% over the same periods. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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

Results of Operations

We reported net income of $12,604,000 and $26,244,000 for the three and nine months ended September 30, 2009, respectively, compared to net income of $8,369,000 and $15,533,000 for the three and nine months ended September 30, 2008, respectively. Net reimbursement per transport for CBS operations increased 6.6% and 6.8% in the quarter and nine months ended September 30, 2009, compared to 2008, while Same-Base Transports for CBS operations were 1.7% and 5.0% lower over the same periods, respectively. Aircraft operating expenses decreased 22.5% and 18.0% for the quarter and nine months ended September 30, 2009, compared to 2008, reflecting lower maintenance and fuel costs.

Flight Operations – Community-Based Services and Hospital-Based Services

Net flight revenue increased $644,000, or 0.5%, and $619,000, or 0.2%, for the quarter and nine months ended September 30, 2009, respectively, compared to 2008. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue decreased $2,310,000, or 2.8%, to $80,189,000 for the third quarter of 2009 and $9,180,000, or 4.0%, to $220,275,000 for the nine months ended September 30, 2009, for the following reasons:

•
Net revenue of $7,305,000 for the quarter and nine months ended September 30, 2008, pursuant to a contract to support the Federal Emergency Management Agency in disaster recovery efforts. No such revenue was generated in the quarter and nine months ended September 30, 2009.

•
Decreases of 171, or 1.7%, and 1,511, or 5.0%, in Same-Base Transports for the quarter and nine months ended September 30, 2009, respectively, compared to 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 220 higher in the third quarter of 2009 but 231 lower in the nine months ended September 30, 2009, compared to 2008. The decline in Same-Base Transports is believed to be primarily attributable to overall economic conditions in the United States.

•
Increases of 9.8% and 13.2% in average gross charge per transport for the quarter and nine months ended September 30, 2009, respectively, compared to 2008. Net reimbursement per transport increased approximately 6.6% and 6.8%, over the same periods.

•
Incremental net revenue of $7,192,000 and $16,252,000 for the quarter and nine months ended September 30, 2009, respectively, generated from new service agreements with another air medical service provider in the Atlanta area and the addition of twelve new CBS bases, including two bases resulting from the conversion of an HBS contract, during either 2009 or 2008.

•
Closure of seventeen bases during either 2009 or 2008, resulting in decreases in net revenue of approximately $4,241,000 and $14,628,000 during the quarter and nine months ended September 30, 2009, respectively.

•
HBS – Net flight revenue increased $2,954,000, or 6.1%, to $51,534,000 for the third quarter of 2009 and $9,799,000, or 7.0%, to $150,642,000 for the nine months ended September 30, 2009, for the following reasons:

•
Incremental net revenue of $1,540,000 and $7,212,000 for the quarter and nine months ended September 30, 2009, generated from the addition of one new contract and the expansion of nine contracts during either 2009 or 2008.

•
Cessation of service under eight contracts during either 2009 or 2008 and the conversion of one contract to CBS operations in the second quarter of 2009, resulting in decreases in net revenue of approximately $2,321,000 and $7,178,000 for the quarter and nine months ended September 30, 2009, respectively.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.

•
Decreases of 3.6% and 8.2% in flight volume for the quarter and nine months ended September 30, 2009, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $1,006,000, or 1.9%, and $875,000, or 0.6%, for the quarter and nine months ended September 30, 2009, respectively, compared to 2008. Changes by business segment are as follows:

•
CBS – Flight center costs increased $390,000, or 1.2%, to $33,068,000 and decreased $983,000, or 1.0%, to $96,622,000 for the quarter and nine months ended September 30, 2009, respectively, for the following reasons:

•	Increases of approximately $3,193,000 and $7,289,000 for the quarter and nine months ended September 30, 2009, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $2,255,000 and $8,727,000 for the quarter and nine months ended September 30, 2009, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

•
HBS - Flight center costs increased $616,000, or 3.1%, to $20,442,000 and $1,858,000, or 3.1%, to $61,877,000 for the quarter and nine months ended September 30, 2009, respectively, primarily due to the following:

•	Increases of approximately $453,000 and $2,255,000 for the quarter and nine months ended September 30, 2009, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $595,000 and $2,889,000 for the quarter and nine months ended September 30, 2009, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

Aircraft operating expenses decreased $7,558,000, or 22.5%, and $16,405,000, or 18.0%, for the quarter and nine months ended September 30, 2009, respectively, in comparison to 2008. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The decrease in costs is due to the following:
•
Aircraft maintenance expense decreased $5,962,000, or 23.9%, to $19,017,000 for the third quarter of 2009 and $11,690,000, or 17.3%, to $56,025,000 for the nine months ended September 30, 2009, primarily attributable to our fleet rejuvenation efforts and to our increasing use of single-engine, rather than twin-engine, aircraft. Since the first quarter of 2008, we have placed 47 new helicopters into service (consisting of 27 single-engine aircraft, 19 twins, and 1 fixed wing aircraft) and eliminated 44 aircraft which were older models (consisting of 11 single-engine aircraft, 29 twins, and 4 fixed wing aircraft). Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

•
The cost of aircraft fuel per hour flown decreased approximately 40.7% and 42.1% for the quarter and nine months ended September 30, 2009, respectively. Fuel costs decreased by $2,231,000 to a total expense of $3,284,000 for the third quarter of 2009 and by $6,311,000 to a total expense of $8,761,000 for the nine months ended September 30, 2009, compared to 2008.

•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases in hull insurance rates effective July 2009 and 2008.

Aircraft rental expense increased $615,000, or 5.0%, and $2,731,000, or 7.8%, for the quarter and nine months ended September 30, 2009, respectively, in comparison to the quarter and nine months ended September 30, 2008. Incremental rental expense incurred for 35 leased aircraft added to our fleet during either 2008 or 2009 totaled $1,461,000 and $5,492,000 for the quarter and nine months ended September 30, 2009, respectively. The increase for new aircraft was offset in part by selling or refinancing 26 aircraft at lower lease rates or through debt financing.

Products Division

Medical interiors and products revenue increased $3,126,000, or 113.5%, and $9,856,000, or 102.8%, for the quarter and nine months ended September 30, 2009, compared to 2008. Significant projects in process during 2009 included 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, 81 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and eight medical interior kits for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2009, was as follows:
•	$3,592,000 and $14,076,000 – governmental entities
•	$2,287,000 and $5,372,000 – commercial customers

Significant projects in 2008 included nine medical interior kits for commercial customers, three of which were still in process as of September 30, 2008. Also in process as of September 30, 2008, were two design contracts for the U.S. Army, 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, and sixty MEV litter systems. Revenue by product line for the quarter and nine months ended September 30, 2008, was as follows:
•	$1,781,000 and $5,090,000 – governmental entities
•	$972,000 and $4,502,000 – commercial customers

Cost of medical interiors and products increased $2,086,000, or 121.6%, and $7,072,000, or 100.2%, for the quarter and nine months ended September 30, 2009, compared to 2008, due primarily to changes in sales volume and sales mix. The average net margin earned on projects during 2009 was 34.9% for the third quarter and 22.9% for the nine-month period compared to 25.9% for the third quarter and 15.7% for the nine-month period in 2008. Costs in 2008 also included development and design work on avionics and other aircraft interior configurations for commercial customers, leading to higher engineering and documentation costs and lower profit margins.

General Expenses

General and administrative (G&A) expenses increased $31,000, or 0.2%, and decreased $2,283,000, or 4.5%, for the quarter and nine months ended September 30, 2009, respectively, compared to 2008. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. The following events contributed to the change in G&A expenses:
•
Completion of the consolidation of the Part 135 Air Carrier Certificate for CJ Systems Aviation Group, Inc., (CJ) into the Air Methods certificate during the second quarter of 2008. Costs of $1,195,000 were incurred in the nine months ended September 30, 2008, related to the consolidation.

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

Income tax expense was $7,861,000 and $16,387,000 in the quarter and nine months ended September 30, 2009, respectively, compared to $5,835,000 and $10,939,000 in the quarter and nine months ended September 30, 2008, respectively. The effective tax rate was approximately 38% for 2009 and 41% for 2008. The decrease in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences. In addition, the rate used to determine current state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation effective January 1, 2009.

Liquidity and Capital Resources

Our working capital position as of September 30, 2009, was $115,464,000, compared to $115,962,000 at December 31, 2008. Cash generated by operations was $52,105,000 in 2009, compared to $44,318,000 in 2008, reflecting the change in operating results described above.

Cash used by investing activities totaled $32,886,000 in 2009 compared to $26,860,000 in 2008. Significant equipment acquisitions in 2009 included the purchase of sixteen aircraft for approximately $36.1 million. During 2009 we sold eight aircraft for total proceeds of $5.9 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident. Equipment acquisitions in 2008 included the buyout of twenty leased aircraft for approximately $25.4 million, three of which were subsequently sold during the period for net proceeds of approximately $3.5 million. We also sold nine other aircraft during the period for total proceeds of $10.5 million.

Financing activities used $9,185,000 in 2009 compared to $13,421,000 in 2008. The primary use of cash in both 2009 and 2008 was regularly scheduled payments of long-term debt and capital lease obligations. In 2008 we also repurchased 100,000 shares of our common stock for $2.9 million. In 2009 we used proceeds of $34.0 million from thirteen new long-term debt agreements to purchase nine helicopters and to pay off $14.5 million of short-term notes payable to an aircraft manufacturer for the delivery of four helicopters. The long-term notes are payable over five-, seven-, or ten-year terms and have a weighted average interest rate of 6.7%. We used proceeds from operations to fully pay off the balance against our revolving credit facility during the second quarter of 2009.

As of December 31, 2008, we had open purchase commitments totaling approximately $165.3 million for 56 aircraft. During 2009, we canceled commitments totaling approximately $140.5 million for 46 aircraft due to changes in fleet requirements. We have already taken delivery of the remaining 10 aircraft covered by these commitments. As of September 30, 2009, we do not expect to forfeit any material deposits related to aircraft commitment cancellations since the deposits have either already been applied to purchases or been refunded to us, or are expected to be applied against purchases during the fourth quarter of 2009.

As of September 30, 2009, we are scheduled to take delivery of five new aircraft before the end of the year. Commitments for long-term debt or lease financing have been received to cover the purchase price and cost to install medical interiors for all five aircraft.

Divisional Summary of Events

Community-Based Services

Effective January 1, 2009, and again July 1, 2009, we increased prices for our CBS operations an average of approximately 5%. In 2009, we opened eight new bases, including two resulting from the conversion of an HBS customer to CBS operations, and closed six due to insufficient flight volume. We also entered into service agreements in Georgia with another air medical service provider, allowing for base consolidations in the service area. We opened one new base in the northeast region during the fourth quarter of 2009 and expect to open four additional bases across the United States during the first quarter of 2010.

Hospital-Based Services

In the first quarter of 2009, we began operations under a new three-year contract, representing two aircraft, with a customer in Alaska. Contracts with seventeen hospital customers are due for renewal in 2009, eight of which have been renewed for terms ranging from one to four years. In the third quarter of 2009, we were notified that two contracts which were due for renewal in 2009 will not be renewed upon expiration in the fourth quarter, bringing to five the total number of contracts which will not be renewed in 2009.

Products Division

As of September 30, 2009, we had 48 HH60L units, 81 MEV units, and seven commercial medical interiors in process. During the second quarter of 2009, the U.S. Army notified us that it intended to reduce the number of MEV units to be delivered under the current contract from 306 units to 81 units, plus a number of spares. During the third quarter of 2009 we received notification that the U.S. Army intends to reinstate the original production contract. Negotiations on terms and conditions are currently in progress. Revenue and costs related to the termination process were fully recognized during the third quarter. Deliveries under all contracts in process are expected to be completed early in 2010, and remaining revenue, excluding the impact of reinstating the original MEV production contract of approximately 225 remaining units, is estimated at $7.4 million.

All Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBS operations, renew operating agreements for our HBS operations, generate new profitable contracts for the Products Division, or enter into a new CBA on terms substantially similar to or more profitable than the existing arrangement. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2009. Effective March 31, 2009, we amended one of the covenants under our senior credit facility such that the calculation of Total Adjusted Debt (as defined in the senior credit facility) excludes rental expense associated with aircraft leases that have been bought out. Such amendment will provide us with more borrowing capacity as it relates to leased aircraft that have been purchased. In 2009 we have been in compliance with our debt covenants, both with and without the effect of the amendment. At September 30, 2009, we have approximately $45.5 million of borrowing capacity available under the senior credit facility.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the nine months ended September 30, 2009, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $5,225,000 in flight revenue.

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

There have been no material changes in market risk at September 30, 2009, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

In the second quarter of 2009, we entered into a fuel derivative agreement for the majority of our projected fuel consumption for the six months ending June 30, 2010, to protect us against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases.

In the fourth quarter of 2009, we entered into a fuel derivative agreement for the majority of our projected fuel consumption for the six months ending December 31, 2010, to protect us against increases in the cost of Gulf Coast jet fuel above $2.71 per gallon for wholesale purchases.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: November 6, 2009	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2009	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)