Form 10-K
period 2009-12-31
AIR METHODS CORP
filed 2010-03-12
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Commission file number   0-16079
Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $300,698,000

The number of outstanding shares of Common Stock as of March 5, 2010, was 12,451,721.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders.

To Form 10-K

i

ii

PART I

ITEM 1.	BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two service delivery models: Community-Based Services (CBS) and Hospital-Based Services (HBS). Rocky Mountain Holdings, LLC (RMH), FSS Airholdings, Inc. (FSS), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) all operate as wholly-owned subsidiaries of Air Methods. FSS is the parent company of CJ Systems Aviation Group, Inc. (CJ).

As of December 31, 2009, our CBS Division provided air medical transportation services in 21 states, while our HBS Division provided air medical transportation services to hospitals located in thirty states under operating agreements with original terms ranging from one to eight years. Under both CBS and HBS operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Under the CBS delivery model, our employees provide medical care to patients en route, while under the HBS delivery model, medical care en route is provided by employees or contractors of our customer hospitals. Our Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 7 of this report.

In 2008 we entered the voluntary Safety Management System (SMS) administered by the Federal Aviation Administration (FAA) and in the first quarter of 2010 successfully exited Level 1, the second phase of a five-phase program. SMS follows the International Civil Aviation Organization standard as a quality management approach to controlling risk by providing the organizational framework to support a sound safety culture. It also provides our management with a detailed roadmap for monitoring safety-related processes. As part of the SMS initiative, we established several FAA voluntary safety programs in 2009, including an Aviation Safety Action Program (ASAP) and Line Operations Safety Audit (LOSA) program. Each of these allows for greater communications from our field operations and earlier identification of areas of concern to enable us to devote resources and attention to issues on a proactive basis. Over the past several years, we have been in the process of equipping our fleet with Night Vision Goggles (NVG), Terrain Avoidance Warning Systems (TAWS), satellite tracking equipment, satellite weather information equipment, and wire strike kits. In 2009 we invested $7.9 million in equipment and training costs related to this initiative for aircraft already in our fleet. In addition, we took delivery of sixteen new aircraft which were already retrofitted with this equipment.

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

The division operates 136 helicopters and three fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 21 states. Although the division does not generally contract directly with specific hospitals, it typically has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

In 2009 the CBS Division opened ten new bases, including two resulting from the conversion of an HBS customer to CBS operations, and closed six due to insufficient flight volume. The division also entered into service agreements in Georgia with another air medical service provider, allowing for base consolidations in the service area.

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

Competition with the CBS Division comes primarily from three national operators (Air Medical Group Holdings, Inc.; OmniFlight, Inc.; and PHI, Inc.) and from smaller regional carriers and alternative air ambulance providers such as local governmental entities. We believe that our competitive strengths center on the quality of our patient care and customer service, the medical capability of the aircraft we deploy, and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Hospital-Based Services

Our HBS Division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 178 helicopters and nine fixed wing aircraft in thirty states. Under the typical operating agreement with a hospital, we earn approximately 76% of our revenue from a fixed monthly fee and 24% from an hourly flight fee from the hospital. These fees are earned regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our HBS contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

In 2009 we began operations under a new three-year contract, representing two aircraft, with a customer in Alaska. Contracts with seventeen hospital customers were due for renewal in 2009, ten of which have been renewed for terms ranging from one to four years. Three other contracts have been extended into 2010, pending negotiation of final contract renewal terms. Five contracts were not renewed upon their expiration in 2009.

Competition with the HBS Division comes primarily from four national operators: Air Medical Group Holdings, Inc.; Metro Aviation, Inc.; OmniFlight, Inc.; and PHI, Inc. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our training, maintenance, and customer service; the medical capability of the aircraft we deploy; and our investment in safety equipment and programs for our operations.

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

As of December 31, 2009, projects in process included forty-eight HH-60L units, four commercial medical interiors, and a design contract for the U.S. Army. During the second quarter of 2009, the U.S. Army notified us that it intended to reduce the number of MEV units to be delivered under the current contract from 306 units to 81 units, plus a number of spares. Revenue and costs related to the termination process were fully recognized during 2009. During the first quarter of 2010, we received a purchase order reinstating the original MEV production contract value, including the impact of termination costs. In the fourth quarter of 2009, we received a contract from the U.S. Army for partial kits for twelve HH-60L units. Deliveries under all contracts in process as of December 31, 2009, including the reinstated MEV purchase order, are expected to be completed by the end of 2011, and remaining revenue is estimated at $15.1 million.

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

Employees

As of December 31, 2009, we had 2,718 full time and 224 part time employees, comprised of 999 pilots; 619 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 671 flight nurses and paramedics; and 653 business and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

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

Government Regulation

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification. Air Methods holds a Part 135 Air Carrier Certificate and a Part 145 Repair Station Certificate, which covers one master and four satellite locations, from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2009, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

The significant number of accidents experienced by the air medical services industry in 2008 led to increased scrutiny by regulatory and legislative bodies. During the first quarter of 2009, the FAA issued revised Operations Specifications which increased weather minima for VFR in uncontrolled airspace operations and enhanced route evaluations prior to flight. The changes did not have a significant adverse impact on our operations because we were already operating in accordance with the higher weather minima. The National Transportation Safety Board conducted hearings regarding industry safety in February 2009 and issued recommendations to the FAA for further rule-making. Future legislation or regulatory changes resulting from the hearings may mandate further changes to flight and duty time, minimum equipment requirements, training requirements, or other standards which may increase the cost of our operations.

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

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those described below.

•
Flight volume – Almost all CBS revenue and approximately 24% of HBS revenue is dependent upon flight volume. Approximately 19% of our costs primarily associated with flight operations incurred during the year ended December 31, 2009, also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBS operating revenue during these months. Flight volume for CBS operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. The number of bases operated by commercial entities within the air medical industry has increased 35% over the last five years. We believe this increase has resulted in overcapacity in certain markets. Transport volume may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of recent, high-profile accidents within the air medical industry; or questions regarding the medical necessity for certain transports.

•
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBS Division invoices patients and their insurers directly for services rendered and recognizes revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Although we have not yet experienced a direct impact on Medicaid rates, the pressure on state governments to balance their budgets may lead them to decrease Medicaid benefits offered to their citizens. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance, as well as economic pressures on employers. As the cost of healthcare increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Under the American Recovery and Reinvestment Act of 2009, the federal government has subsidized the cost of COBRA healthcare coverage for qualified unemployed individuals for up to fifteen months. If this subsidy is reduced or eliminated, the uninsured population resulting from the current economic downturn may increase. Pending healthcare legislation, if enacted, may also affect collections. Healthcare legislation which may call for discounts in Medicare or Medicaid fee schedules or which may incentivize a migration of people from private insurance coverage to public plans with lower reimbursement rates could have an adverse impact on our collection rates. Healthcare legislation which may result in greater coverage of presently uninsured individuals could have a positive impact on our collection rates. There can be no assurance that any healthcare reform legislation will be enacted. The timing of the effect of any legislation on our operations is also currently unknown. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $4.2 million to $4.9 million in pre-tax operating results. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBS transports.

•
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from AEC and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2009, AEC aircraft comprise 79% of our helicopter fleet while Bell aircraft constitute 18%. All of the new helicopters scheduled for delivery in 2010 are AEC aircraft. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. Increases in our monthly and hourly flight fees billed to our HBS customers in a few cases are limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to our HBS customers. The ability to pass on price increases for CBS operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Since current inflation trends are at or near zero, annual price increases for both Medicare and Medicaid for the next few years are expected to be reduced in comparison to previous years. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

•
Disposition of aircraft – We are dependent upon the secondary used aircraft market to dispose of older models of aircraft as part of our ongoing fleet rejuvenation efforts. In the past two years, the demand for used aircraft has diminished. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition as part of our fleet rejuvenation usually have lower carrying costs than new aircraft. We have also been able to utilize some aircraft for spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

•
Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement was effective January 1, 2006, through April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. There can be no assurance that the CBA will be renewed under terms resembling those of the current agreement. Union personnel have also actively attempted to organize other employee groups in the past and these groups may elect to be represented by unions in the future.

•
Competition – Our HBS division faces significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. As used aircraft become more readily available within the industry, pricing for contract renewals may become more competitive. In addition to the national and regional providers, our CBS division also faces competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing contracts or CBS market share in the future.

•
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most HBS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage for full indemnity. In CBS operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. In addition, loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationship with such hospitals. Approximately 58% of any increases in hull and liability insurance may be passed through to our HBS customers according to contract terms.

•
Fuel costs – Fuel accounted for 2.5% of total operating expenses for the year ended December 31, 2009. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. In 2009 and 2008, we entered into financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2009, through June 30, 2010, and above $2.71 per gallon from July 1, 2010, through December 31, 2010.

•
Employee recruitment and retention - An important aspect of our operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Although attrition rates have been reduced recently as a result of the economic downturn, employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

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

•
Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which imposes significant compliance costs on us. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBS revenue and indirectly affect HBS revenue from customers. Changes in laws or regulations or in reimbursement rates could have a material adverse impact on our cost of operations or revenue from flight operations. Periodically the FAA issues airworthiness directives covering one or more models of aircraft. Although we believe that our aircraft are currently in compliance with all FAA-issued airworthiness directives, additional airworthiness directives likely will be issued in the future and may result in additional operating costs or make a particular model of aircraft uneconomical to operate. The significant number of accidents experienced by the air medical services industry in 2008 led to increased scrutiny by regulatory and legislative bodies. During the first quarter of 2009, the FAA issued revised Operations Specifications which increased weather minima for VFR in uncontrolled airspace operations and enhanced route evaluations prior to flight. The changes did not have a significant adverse impact on our operations because we were already operating in accordance with the higher weather minima. The National Transportation Safety Board conducted hearings regarding industry safety in February 2009 and issued recommendations to the FAA for further rule-making. Future legislation or regulatory changes resulting from the hearings may mandate further changes to flight and duty time, minimum equipment requirements, training requirements, or other standards which may increase the cost of our operations.

•
Internal controls – We are required by Section 404 of the Sarbanes-Oxley Act of 2002 to include management and auditor reports on internal controls as part of our annual report. Management concluded that internal control over financial reporting was effective at December 31, 2009, and our independent registered public accounting firm attested to that conclusion. There can be no assurance that material weaknesses in internal controls over financial reporting will not be discovered in the future or that we and our independent registered public accounting firm will be able to conclude that internal control over financial reporting is effective in the future. Although it is unclear what impact failure to comply fully with Section 404 or the discovery of a material weakness in internal controls over financial reporting would have on us, it may subject us to regulatory scrutiny and result in additional expenditures to meet the requirements, a reduced ability to obtain financing, or a loss of investor confidence in the accuracy of our financial reports.

•
Debt and lease obligations – We are obligated under debt facilities providing for up to approximately $161.3 million of indebtedness, of which approximately $73.3 million was outstanding (net of $38.1 million of cash) at December 31, 2009, and operating lease obligations which total $386.6 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

•
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2009, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters consists of approximately 113,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings, subject to an existing ground lease with the airport authority which expires in October 2044. We also own and lease various properties for depot level maintenance, warehouse, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2009, our aircraft fleet consisted of 81 Company-owned aircraft and 190 aircraft leased under operating leases. The table below also includes 55 aircraft owned by HBS customers and operated by us under contracts with them.

Type	CBS Division	HBS Division	HBS Customer-Owned	Total

Single-Engine Helicopters:
Bell 206	--	2	--	2
Bell 407	--	18	7	25
Eurocopter AS 350	54	20	4	78
Eurocopter EC 130	10	3	--	13
Total Single-Engine	64	43	11	118

Twin-Engine Helicopters:
Bell 222	13	3	--	16
Bell 230	--	--	1	1
Bell 412	3	1	--	4
Bell 429	--	1	--	1
Bell 430	--	1	8	9
Eurocopter AS 365	--	2	5	7
Eurocopter BK 117	31	21	7	59
Eurocopter EC 135	25	44	5	74
Eurocopter EC 145	--	7	10	17
Boeing MD 902	--	--	1	1
Agusta 109	--	5	2	7
Total Twin-Engine	72	85	39	196
Total Helicopters	136	128	50	314

Airplanes:
King Air E 90	--	1	2	3
King Air B 100	--	1	--	1
King Air B 200	2	--	--	2
Pilatus PC 12	1	2	3	6
Total Airplanes	3	4	5	12

TOTALS	139	132	55	326

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

We have experienced no significant difficulties in obtaining required parts for our helicopters. Repair and replacement components are purchased primarily through AEC and Bell, whose aircraft make up the majority of our fleet. Based upon the manufacturing capabilities and industry contacts of AEC and Bell, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by AEC or Bell would require us to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 4.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market® under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Year Ended December 31, 2009

Common Stock	High	Low

First Quarter	$20.68	$13.51
Second Quarter	29.62	17.01
Third Quarter	35.51	25.78
Fourth Quarter	35.55	28.51

Year Ended December 31, 2008

Common Stock	High	Low

First Quarter	$49.44	$38.51
Second Quarter	51.02	25.00
Third Quarter	33.90	22.68
Fourth Quarter	28.62	14.64

As of March 5, 2010, there were approximately 202 holders of record of our common stock. We estimate that we have approximately 4,000 beneficial owners of common stock.

We have not paid any cash dividends since inception and intend to retain any future earnings to finance the growth of our business rather than to pay dividends. In addition, our senior credit facility contains a covenant which restricts the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2004 through December 31, 2009, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of 500 publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Avantair, Inc.; Bristow Group, Inc.; E Prime Aerospace Corp.; Home Energy Savings Corp.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2004, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
AIR METHODS CORPORATION	100.00	201.16	324.65	577.56	185.93	390.93
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
PEER GROUP	100.00	103.19	133.86	211.26	90.87	141.31

ITEM 5.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 7 of this report. Revenue, expenses, and total assets as of and for the years ended December 31, 2009, 2008, and 2007, increased in part as a result of the acquisition of CJ in October 2007. See “Business – General” in Item 1 of this report.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue	$510,605	498,802	396,349	319,504	276,178

Operating expenses	(397,269)	(398,590)	(293,424)	(244,227)	(211,072)
General and administrative expenses	(64,963)	(67,480)	(53,298)	(40,710)	(36,971)
Other expense, net	(1,269)	(2,254)	(4,179)	(4,223)	(8,110)

Income before income taxes	47,104	30,478	45,448	30,344	20,025
Income tax expense	(18,151)	(11,209)	(17,911)	(13,144)	(8,193)

Net income	$28,953	19,269	27,537	17,200	11,832

Basic income per common share	$2.36	1.59	2.30	1.46	1.07

Diluted income per common share	$2.33	1.54	2.20	1.40	1.02

Weighted average number of shares of Common Stock outstanding - basic	12,267,727	12,155,144	11,953,871	11,748,107	11,058,971

Weighted average number of shares of Common Stock outstanding - diluted	12,434,586	12,530,381	12,512,077	12,306,047	11,654,885

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$424,132	394,924	369,552	250,157	221,532
Long-term liabilities	153,860	142,674	125,433	95,014	89,649
Stockholders' equity	196,542	160,464	142,020	107,314	86,211

SELECTED OPERATING DATA

	2009	2008	2007		2006	2005
For year ended December 31:
CBS patient transports	39,613	42,394	39,256	(1)	34,116	31,841
HBS medical missions	60,545	63,577	59,658	(1)	50,670	49,644
As of December 31:
CBS bases	105	100	106		76	69
HBS bases	129	145	157		90	87

(1) Includes transports and missions for CJ locations from October 1, 2007 through December 31, 2007, only.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 7 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2009 the CBS Division generated 56% of our total revenue, compared to 59% in 2008 and 64% in 2007.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists primarily of fixed monthly fees (approximately 76% of total contract revenue) and hourly flight fees (approximately 24% of total contract revenue) billed to hospital customers. In 2009 the HBS Division generated 39% of our total revenue, compared to 38% in 2008 and 33% in 2007.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2009 the Products Division generated 5% of our total revenue, compared to 3% in 2008 and 2007.

See Note 13 to the consolidated financial statements included in Item 7 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 24% of HBS revenue. By contrast, 81% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the year ended December 31, 2009, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 39,600 for 2009 compared to approximately 42,400 for 2008. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 36,900 in 2009 compared to 39,200 in 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 550, or 4.4%, higher in 2009 compared to 2008. We believe that Same-Base Transports, especially in the first six months of 2009, were negatively affected by overall weaker economic conditions in the United States.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Pending healthcare legislation, if enacted, may also affect collections. The average gross charge per transport increased 12.7% in the year ended December 31, 2009, compared to 2008, contributing to an increase of 6.3% in net reimbursement per transport in the year ended December 31, 2009, compared to 2008. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for CBS operations were as follows:

	For years ended December 31,
	2009	2008	2007
Gross billings	100%	100%	100%
Provision for contractual discounts	38%	35%	32%
Provision for uncompensated care	20%	20%	19%

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

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Three models of aircraft within our fleet, representing 24% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2008, we have taken delivery of 46 new aircraft and expect to take delivery of twelve new aircraft in 2010. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 15.3% from the year ended December 31, 2008, to the year ended December 31, 2009, while total flight volume for CBS and HBS operations decreased 9.1% over the same period. Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles.

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

Results of Operations

Year ended December 31, 2009 compared to 2008

We reported net income of $28,953,000 for the year ended December 31, 2009, compared to $19,269,000 for the year ended December 31, 2008. Net income for 2008 included an income tax benefit of $1,479,000 due to a change in the effective state income tax rate. Net reimbursement per transport for CBS operations increased 6.3% in 2009 compared to 2008, while Same-Base Transports for CBS operations were 5.9% lower over the same period. Aircraft operating expenses decreased 15.3% for 2009 compared to 2008, reflecting lower maintenance and fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $1,119,000, or 0.2%, from $485,184,000 for the year ended December 31, 2008, to $486,303,000 for the year ended December 31, 2009. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue decreased $9,835,000, or 3.3%, to $287,425,000 for the following reasons:
•	Net revenue of $7,688,000 earned in 2008 pursuant to a contract to support the Federal Emergency Management Agency (FEMA) in disaster recovery efforts. No such revenue was generated in 2009.
•
Decrease of approximately 5.9% in Same Base Transports in 2009 compared to 2008. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 550 higher in 2009 compared to 2008. In the first six months of 2009, Same Base Transports were negatively affected by overall weaker economic conditions in the United States. In the last six months of 2009, the decrease in Same Base Transports can be attributed almost entirely to increased weather cancellations.

•	Increase of 12.7% in average gross charge per transport for the year ended December 31, 2009, compared to 2008. Net reimbursement per transport increased approximately 6.3% over the same period.
•
Incremental net revenue of $23,055,000 generated from new service agreements with another air medical service provider in the Atlanta area and the addition of fourteen new CBS bases, including two bases resulting from the conversion of an HBS contract, during either 2009 or 2008.

•	Closure of seventeen bases during either 2009 or 2008, resulting in a decrease in net revenue of approximately $17,421,000.

•	HBS – Net flight revenue increased $10,954,000, or 5.8%, to $198,878,000 for the following reasons:
•	Incremental net revenue of $8,098,000 generated from the addition of one new contract and the expansion of nine contracts during either 2009 or 2008.
•
Cessation of service under ten contracts during either 2009 or 2008 and the conversion of one contract to CBS operations in the second quarter of 2009, resulting in a decrease in net revenue of approximately $10,239,000.

•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Decrease of 9.2% in flight volume for all contracts excluding new contracts, contract expansions, and closed contracts discussed above.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $805,000, or 0.4%, to $210,511,000 for the year ended December 31, 2009, compared to 2008. Changes by business segment were as follows:

•	CBS – Flight center costs decreased $328,000, or 0.3%, to $128,977,000 for the following reasons:
•	Increase of $10,272,000 for the addition of personnel and facilities to staff new base locations described above.
•	Decrease of $10,081,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

•	HBS - Flight center costs increased $1,132,000, or 1.4%, to $81,534,000 primarily due to the following:
•	Increase of approximately $2,606,000 for the addition of personnel to staff new base locations and contract described above.
•	Decrease of approximately $3,993,000 due to the base closures described above.
•	Increases in salaries for merit pay raises and in the cost of our medical insurance.

Aircraft operating expenses decreased $17,988,000, or 15.3%, for the year ended December 31, 2009, in comparison to 2008. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The decrease in costs is due to the following:
•
Decrease of $13,404,000, or 15.3%, in aircraft maintenance expense to $73,980,000, primarily attributable to our fleet rejuvenation efforts and to our increasing use of single-engine, rather than twin-engine, aircraft. Since the first quarter of 2008, we have placed 58 new helicopters into service (consisting of 34 single-engine aircraft, 23 twins, and 1 fixed wing aircraft) and eliminated 47 aircraft which were older models (consisting of 11 single-engine aircraft, 32 twins, and 4 fixed wing aircraft). Maintenance cost per hour on newer aircraft has remained relatively constant on an annual basis. Maintenance cost per hour on older models of aircraft, however, may vary more widely on a quarterly basis depending on component overhaul and replacement and aircraft refurbishment cycles. In 2009, as part of our fleet planning, we also utilized components from certain retired aircraft instead of purchasing replacement parts from outside vendors.

•	Decrease of approximately 33.7% in the cost of aircraft fuel per hour flown. Fuel costs decreased by $6,830,000 to a total expense of $11,782,000 for 2009, compared to 2008.
•	Decreases in flight volume for bases open longer than one year for both CBS and HBS as described above.
•	Increases in hull insurance rates effective July 2009 and 2008.

Aircraft rental expense increased $2,517,000, or 5.3%, for the year ended December 31, 2009, in comparison to 2008, due primarily to incremental rental expense of $6,354,000 for 35 leased aircraft added to our fleet during either 2008 or 2009. The increase for new aircraft was offset in part by selling or refinancing 27 aircraft at lower lease rates or through debt financing.

Medical Interiors and Products

Sales of medical interiors and products increased $10,684,000, or 78.5%, from $13,618,000 for the year ended December 31, 2008, to $24,302,000 for the year ended December 31, 2009. Significant projects in process during 2009 included 48 HH-60L units, 81 MEV litter systems, and eight medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2009, was as follows:
•	$16,919,000 – governmental entities
•	$7,383,000 – commercial customers

Significant projects in 2008 included nine modular medical interior kits for commercial customers, three of which were still in process as of December 31, 2008. As of December 31, 2008, two design contracts for the U.S. Army, 48 HH-60L units, and 366 MEV units were also in process. Revenue by product line for the year ended December 31, 2008, was as follows:
•	$7,905,000 – governmental entities
•	$5,713,000 – commercial customers

Cost of medical interiors and products increased $8,313,000, or 85.4%, for the year ended December 31, 2009, as compared to the previous year, due primarily to changes in sales volume and sales mix. The average net margin earned on projects during 2009 was 21.8% compared to 17.1% in 2008. Costs in 2008 included development and design work on avionics and other aircraft interior configurations for commercial customers, leading to higher engineering and documentation costs and lower profit margins.

General Expenses

Depreciation and amortization expense increased $2,779,000, or 16.3%, for the year ended December 31, 2009. In 2009 we added seventeen aircraft totaling approximately $37.6 million to our depreciable assets.

General and administrative (G&A) expenses decreased $2,517,000, or 3.7%, for the year ended December 31, 2009, compared to 2008. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. The following events contributed to the change in G&A expenses:
•
Completion of the consolidation of the Part 135 Air Carrier Certificate for CJ into the Air Methods certificate during the second quarter of 2008. Costs of $1,195,000 were incurred in 2008 related to the consolidation.

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

Income tax expense was $18,151,000, or 38.5% of income before taxes, in 2009 and $11,209,000, or 36.8% of income before taxes, in 2008. In 2008 the effective rate used to determine state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation. Income tax benefit of $1,479,000 was recognized for the year ended December 31, 2008, as a result of applying the new rate to deferred tax assets and liabilities. Excluding the effect of this change, the effective tax rate for 2008 was 41.6%. The decrease from 41.6% to 38.5% in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences and to a change in the effective state income tax rate as a result of our withdrawal from certain states and revisions in state tax regulations.

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

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $98,807,000, or 25.6%, from $386,377,000 for the year ended December 31, 2007, to $485,184,000 for the year ended December 31, 2008. Changes by business segment were as follows:

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
•
Revenue of $7,688,000 earned pursuant to a contract to support FEMA in disaster recovery efforts. During the third quarter of 2008, we mobilized 25 and 15 aircraft and crews to respond to the threat posed by Hurricanes Gustav and Ike, respectively, along the Gulf Coast. During 2007, we recognized net revenue of $992,000 pursuant to the same contract.

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

Flight center costs increased $45,972,000, or 28.1%, to $209,706,000 for the year ended December 31, 2008, compared to 2007. Changes by business segment were as follows:

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

Aircraft operating expenses increased $37,309,000, or 46.5%, for the year ended December 31, 2008, in comparison to 2007. The increase in costs was due to the following:
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

Medical Interiors and Products

Sales of medical interiors and products increased $3,646,000, or 36.6%, from $9,972,000 for the year ended December 31, 2007, to $13,618,000 for the year ended December 31, 2008. Significant projects in 2008 included nine modular medical interior kits for commercial customers, three of which were still in process as of December 31, 2008. As of December 31, 2008, two design contracts for the U.S. Army, 48 HH-60L units, and 366 MEV units were also in process. Revenue by product line for the year ended December 31, 2008, was as follows:
•	$7,905,000 – governmental entities
•	$5,713,000 – commercial customers

In 2007, we completed production of 27 MEV litter systems and seven modular medical interior kits for commercial customers. As of December 31, 2007, two design contracts with the U.S. Army and contracts for ten HH-60L units, fifty MEV units, and three commercial medical interiors were in process. Revenue by product line for the year ended December 31, 2007, was as follows:
•	$5,400,000 – governmental entities
•	$4,572,000 – commercial customers

Cost of medical interiors and products increased $2,547,000, or 35.4%, for the year ended December 31, 2008, as compared to the previous year, due primarily to the change in sales volume. The average net margin earned on projects during 2008 was 17.1% compared to 17.3% in 2007. The impact of costs incurred in 2008 for development and design work on avionics and other aircraft interior configurations for commercial customers was offset in part by higher margins earned on HH-60L and MEV units during the fourth quarter.

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

G&A expenses increased $14,182,000, or 26.6%, for the year ended December 31, 2008, compared to the year ended December 31, 2007, reflecting the impact of the CJ acquisition and increases in compensation for merit pay raises. G&A expenses were 13.5% of revenue in 2008 compared to 13.4% of revenue in 2007. We increased staffing for G&A departments over 9% in the fourth quarter of 2007 to manage the expanded operations with the acquisition of CJ and increased staffing in our Information Services department in 2008 to support scheduled systems upgrades. G&A expenses also included approximately $1,195,000 related to the consolidation of CJ’s Part 135 Air Carrier Certificate into the Air Methods certificate; the consolidation was completed during the second quarter of 2008. In addition, the first and second quarters of 2008 reflect incremental costs of staffing and maintaining our operational control center at corporate headquarters, which was established during the second quarter of 2007 to enable us to track flight plans and flight conditions for all aircraft and to communicate with our pilots en route.

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

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2009 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$104,503	14,882	45,225	26,361	18,035
Interest payments (1)	21,734	6,626	8,837	4,343	1,928
Total long-term debt obligations	126,237	21,508	54,062	30,704	19,963

Capital leases	2,327	968	1,191	168	--
Interest payments	270	152	114	4	--
Total capital lease obligations	2,597	1,120	1,305	172	--

Operating leases	386,596	60,496	113,793	94,898	117,409
Aircraft purchase commitments	26,165	26,165	--	--	--

Total	$541,595	109,289	169,160	125,774	137,372

(1)
Interest payments include an estimate of variable-rate interest on a note with a principal balance of $37,505,000 as of December 31, 2009, using the weighted average rate in effect during 2009. Because we have not carried a balance against our revolving credit facility since May 2009, no estimate of interest on the line of credit is included in the above table.

Balloon payments on long-term debt are due as follows:
•	$753,000 in 2010
•	$579,000 in 2011
•	$21,755,000 in 2012
•	$4,710,000 in 2013
•	$10,762,000 in 2014
•	$1,630,000 in 2015
•	$5,896,000 in 2016
•	$392,000 in 2017
•	$2,950,000 in 2018

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2008, we had open purchase commitments totaling approximately $165.3 million for 56 aircraft. During 2009, we canceled commitments totaling approximately $140.5 million for 46 aircraft due to changes in fleet requirements. The remaining ten aircraft covered by these commitments were delivered in 2009.

As of December 31, 2009, we had one open purchase commitment totaling approximately $26.2 million for twelve aircraft scheduled to be delivered in 2010. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically we have financed aircraft acquired under similar commitments through operating lease or debt agreements. As of the first quarter of 2010, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2010. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of aircraft under the commitment described above for any other reason, we may forfeit nonrefundable deposits of approximately $2.6 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions.

Residual Value Guarantees

We have entered into various aircraft operating leases under which we provide residual value guarantees to the lessor. As of December 31, 2009, the undiscounted maximum amount of potential future payments under the guarantees is $12,661,000. Of this amount, $10,078,000 relates to aircraft operating leases which were assumed in the CJ acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

Letters of Credit

In January 2005, we entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on our workers compensation insurance policy. In April 2008, we entered into a $100,000 letter of credit with a county government in California as performance security under an exclusive operating agreement. In February 2009, we entered into a $3,000,000 letter of credit with another air medical service provider as performance security under a service agreement. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

We had cash and cash equivalents of $38,073,000 and working capital of $133,366,000 at December 31, 2009, compared to cash and cash equivalents of $13,147,000 and working capital of $115,962,000 at December 31, 2008. Cash generated by operations totaled $69,705,000 in 2009 compared to $52,114,000 in 2008, reflecting the change in operating results described above.

Cash used for investing activities totaled $35,691,000 in 2009, compared to $44,585,000 in 2008. Significant equipment acquisitions in 2009 included the purchase of nineteen aircraft for approximately $41.0 million. During 2009 we sold nine aircraft for total proceeds of $6.4 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident. Equipment acquisitions in 2008 included the buyout of 24 leased aircraft for approximately $28.6 million, three of which were subsequently sold during the period for net proceeds of approximately $3.5 million. We also sold fifteen other aircraft during the period for total proceeds of $12.8 million.

Financing activities used $9,088,000 in 2009 compared to generating $484,000 in 2008. The primary use of cash in both 2009 and 2008 was regularly scheduled payments of long-term debt and capital lease obligations. In 2009 we used proceeds of $41.0 million from fifteen new long-term debt agreements to purchase ten helicopters and to pay off $18.8 million of short-term notes payable to an aircraft manufacturer for the delivery of five helicopters. The long-term notes are payable over five-, seven-, or ten-year terms and have a weighted average interest rate of 6.7%. We used proceeds from operations to fully pay off the balance against our revolving credit facility during the second quarter of 2009. Proceeds from new notes totaling $21.5 million in 2008 were used to finance the purchase of the corporate headquarters buildings and aircraft previously held under operating leases. We also repurchased 227,917 shares of our common stock in 2008 for $4.9 million.

Senior Credit Facility

Our senior credit facility consists of term loans with a balance of $37,505,000 as of December 31, 2009, and a revolving credit facility. As of December 31, 2009, we had no balance outstanding against the $50 million revolving credit facility and available capacity on the facility of $45,500,000. The capacity available on the revolving credit facility is reduced by three outstanding letters of credit totaling $4,500,000.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time without penalty. Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2009, the interest rate on the term loans was 2.56%.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2009, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the year ended December 31, 2009, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $6,838,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. In estimating sensitivity, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 40% before the carrying value of the reporting unit exceeded its fair value.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105 (formerly FASB Statement No. 168), Generally Accepted Accounting Principles, establishing the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. FASB ASC 105 is effective for annual and interim periods ending after September 15, 2009, and we have updated our references to GAAP in this report in accordance with the provisions of this pronouncement. The implementation of FASB ASC 105 did not have a material effect on our financial position or results of operation.

In 2009 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides additional disclosures for transfers of financial instruments in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including level of desegregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009, except for the additional disclosures regarding Level III activity, which are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit (which has no balance outstanding at December 31, 2009) and $37,505,000 in notes payable. Based on the amounts outstanding at December 31, 2009, the annual impact of a change of 100 basis points in interest rates would be approximately $375,000. Interest rates on these instruments approximate current market rates as of December 31, 2009.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the year ended December 31, 2009, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $1,060,000 for the year. Flight volume for CBS operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2009 volume is not necessarily indicative of the impact on subsequent years or quarters. We have financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010, and above $2.71 per gallon from July 1, 2010, through December 31, 2010.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009, and their report is included herein.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2010, for the Annual Meeting of Stockholders to be held in June 2010.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2010, for the Annual Meeting of Stockholders to be held in June 2010.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2010, for the Annual Meeting of Stockholders to be held in June 2010.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2010, for the Annual Meeting of Stockholders to be held in June 2010.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2010, for the Annual Meeting of Stockholders to be held in June 2010.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 7 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 7 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008, and 2007

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

2.1	Stock Purchase Agreement dated July 31, 2007, among Air Methods Corporation, FSS Airholdings, Inc., and Fred S. Shaulis.13

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	By-Laws as Amended8

4.1	Specimen Stock Certificate2

10.1	1995 Air Methods Corporation Employee Stock Option Plan4

10.2	Amendment to 1995 Air Methods Corporation Employee Stock Option Plan5

10.3	2006 Equity Compensation Plan7

10.4	Form of Restricted Stock Grant Agreement10

10.5	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 19933

10.6	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 20036

10.7	Employment Agreement between the Company and David L. Dolstein, dated January 1, 20036

10.8	Employment Agreement between the Company and Company and Michael D. Allen, dated January 4, 20069

10.9	Employment Agreement between the Company and Trent J. Carman, dated April 28, 20036

10.10	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 20036

10.11	Employment Agreement between the Company and Paul Tate, dated February 22, 200814

10.12
Revolving Credit, Term Loan and Security Agreement, dated as of September 17, 2007, among Air Methods Corporation, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc. and LifeNet, Inc., KeyBank National Association, as Administrative Agent for the Lenders, Lead Arranger and Sole Book Runner, and the lending parties thereto11

10.13
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

10.14
Form of Guaranty Agreement between KeyBank, as Agent for the Lenders and each of (i) Special Jet Services, Inc., (ii) CJ Critical Care Transportation Systems of Kentucky, Inc., (iii) CJ Critical Care Transportation Systems of Florida, Inc., and (iv) CJ Critical Care Transportation Systems, Inc. 12

10.15	Air Methods Corporation Economic Value Added Plan, adopted February 5, 200915

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 21, 2008, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 12, 2010	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 12, 2010
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	March 12, 2010
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	March 12, 2010
Sharon J. Keck

/s/ George W. Belsey	Chairman of the Board	March 12, 2010
George W. Belsey

/s/ Mark D. Carleton	Director	March 12, 2010
Mark D. Carleton

/s/ Samuel H. Gray	Director	March 12, 2010
Samuel H. Gray

/s/ Carl H. McNair, Jr.	Director	March 12, 2010
Carl H. McNair, Jr.

/s/ Lowell D. Miller	Director	March 12, 2010
Lowell D. Miller, Ph.D.

/s/ David A. Roehr	Director	March 12, 2010
David A. Roehr

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2009 and 2008	F-3

Consolidated Statements of Income,
Years Ended December 31, 2009, 2008, and 2007	F-5

Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 2009, 2008, and 2007	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2009, 2008, and 2007	F-7

Notes to Consolidated Financial Statements,
December 31, 2009 and 2008	F-10

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008, and 2007	F-29

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
March 11, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 11, 2010, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
March 11, 2010

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008
(Amounts in thousands, except share and per share amounts)

	2009	2008
Assets

Current assets:
Cash and cash equivalents	$38,073	13,147
Current installments of notes receivable	467	753
Receivables:
Trade, net (note 5)	113,563	133,467
Refundable income taxes	995	2,239
Other	2,264	2,487
	116,822	138,193

Inventories (note 5)	20,635	20,283
Work-in-process on medical interior and products contracts	7,035	4,561
Assets held for sale (note 5)	10,425	20,712
Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)	6,614	5,840
Prepaid expenses and other current assets (note 4)	7,025	4,259

Total current assets	207,096	207,748

Property and equipment (notes 5 and 6):
Land	251	251
Flight and ground support equipment	202,282	171,789
Aircraft rotable spare parts	28,295	34,400
Buildings and office equipment	34,274	27,196
	265,102	233,636
Less accumulated depreciation and amortization	(83,360)	(87,469)

Net property and equipment	181,742	146,167

Goodwill (note 2)	20,291	20,291
Notes and other receivables, less current installments	125	660
Other assets, net of accumulated amortization of $2,279 and $2,411 at December 31, 2009 and 2008, respectively	14,878	20,058

Total assets	$424,132	394,924

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

	2009	2008
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable (note 5)	$4,510	19,520
Current installments of long-term debt (note 5)	14,882	14,156
Current installments of obligations under capital leases (note 6)	968	1,482
Accounts payable	11,509	13,892
Deferred revenue	6,482	6,710
Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)	759	990
Accrued wages and compensated absences	12,438	10,422
Due to third party payers	3,945	3,559
Deferred income taxes (note 10)	8,883	9,340
Other accrued liabilities	9,354	11,715

Total current liabilities	73,730	91,786

Long-term debt, less current installments (note 5)	89,621	83,784
Obligations under capital leases, less current installments (note 6)	1,359	2,074
Deferred income taxes (note 10)	35,034	29,158
Other liabilities	27,846	27,658

Total liabilities	227,590	234,460

Stockholders’ equity (notes 7 and 8):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,467,387 and 12,284,679 shares at December 31, 2009 and 2008, respectively; outstanding 12,459,554 and 12,040,462 shares at December 31, 2009 and 2008, respectively	748	737
Additional paid-in capital	82,978	80,717
Treasury stock at cost, 227,917 shares at December 31, 2008	--	(4,853)
Retained earnings	112,816	83,863

Total stockholders' equity	196,542	160,464

Commitments and contingencies (notes 5, 6, 11, and 12)

Total liabilities and stockholders' equity	$424,132	394,924

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2009, 2008, and 2007
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2009	2008	2007
Revenue:
Flight revenue, net (note 9)	$486,303	485,184	386,377
Sales of medical interiors and products	24,302	13,618	9,972
	510,605	498,802	396,349
Operating expenses:
Flight centers	210,511	209,706	163,734
Aircraft operations (note 4)	99,535	117,523	80,214
Aircraft rental (note 6)	49,906	47,389	28,515
Cost of medical interiors and products sold	18,050	9,737	7,190
Depreciation and amortization	19,869	17,090	14,418
Gain on disposition of assets, net	(602)	(2,855)	(647)
General and administrative	64,963	67,480	53,298
	462,232	466,070	346,722
Operating income	48,373	32,732	49,627

Other income (expense):
Interest expense	(5,086)	(5,197)	(5,609)
Loss on extinguishment of debt	--	--	(757)
Other, net	3,817	2,943	2,187

Income before income taxes	47,104	30,478	45,448

Income tax expense (note 10)	(18,151)	(11,209)	(17,911)

Net income	$28,953	19,269	27,537

Income per common share (note 7):
Basic	$2.36	1.59	2.30
Diluted	$2.33	1.54	2.20

Weighted average number of common shares outstanding:
Basic	12,267,727	12,155,144	11,953,871
Diluted	12,434,586	12,530,381	12,512,077

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009, 2008, and 2007
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stock-holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2007	11,874,613	$712	--	$--	70,106	36,496	107,314

Issuance of common shares for options and warrants exercised	262,266	16	--	--	2,619	--	2,635
Tax benefit from exercise of stock options	--	--	--	--	2,139	--	2,139
Stock-based compensation (note 8)	--	--	--	--	1,834	--	1,834
Adoption of ASC 740-10-25 (note 10)	--	--	--	--	--	561	561
Net income	--	--	--	--	--	27,537	27,537

Balances at December 31, 2007	12,136,879	728	--	--	76,698	64,594	142,020

Issuance of common shares for options	109,000	7	--	--	1,309	--	1,316
Tax benefit from exercise of stock options	--	--	--	--	506	--	506
Stock-based compensation (note 8)	22,500	2	--	--	2,204	--	2,206
Unvested restricted stock	16,300	--	--	--	--	--	--
Purchase of treasury shares	--	--	227,917	(4,853)	--	--	(4,853)
Net income	--	--	--	--	--	19,269	19,269

Balances at December 31, 2008	12,284,679	737	227,917	(4,853)	80,717	83,863	160,464

Issuance of common shares for options	410,625	25	--	--	3,894	--	3,919
Tax benefit from exercise of stock options	--	--	--	--	2,029	--	2,029
Stock-based compensation (note 8)	--	--	--	--	1,177	--	1,177
Retirement of treasury shares	(227,917)	(14)	(227,917)	4,853	(4,839)	--	--
Net income	--	--	--	--	--	28,953	28,953

Balances at December 31, 2009	12,467,387	$748	--	$--	82,978	112,816	196,542

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008, and 2007
(Amounts in thousands)

	Year Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income	$28,953	19,269	27,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	19,869	17,090	14,418
Deferred income tax expense	5,419	7,048	12,754
Stock-based compensation	1,177	2,206	1,834
Tax benefit from exercise of stock options	(2,029)	(506)	(2,139)
Loss on extinguishment of debt	--	--	757
Gain on disposition of assets	(602)	(2,855)	(647)
Unrealized loss on derivative instrument	455	128	--
Changes in operating assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	21,371	17,924	(22,205)
Increase in inventories	(352)	(5,010)	(875)
Increase in prepaid expenses and other current assets	(1,496)	(575)	(212)
Decrease (increase) in work-in-process on medical interior and products contracts and costs in excess of billings	(3,248)	(5,549)	156
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	647	3,186	(7,204)
Increase (decrease) in deferred revenue and billings in excess of costs	(459)	(242)	2,930

Net cash provided by operating activities	69,705	52,114	27,104

Cash flows from investing activities:
Acquisition of net assets of FSS Airholdings, Inc. (note 2)	--	--	(25,000)
Acquisition of property and equipment	(47,457)	(60,783)	(25,283)
Proceeds from disposition and sale of equipment and assets held for sale	8,774	16,900	12,530
Decrease (increase) in notes and other receivables and other assets, net	2,992	(702)	(3,462)

Net cash used in investing activities	(35,691)	(44,585)	(41,215)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2009	2008	2007
Cash flows from financing activities:
Proceeds from issuance of common stock	$3,919	1,316	2,635
Payments for purchases of common stock	--	(4,853)	--
Tax benefit from exercise of stock options	2,029	506	2,139
Net borrowings (payments) under lines of credit	(19,258)	2,646	1,277
Proceeds from long-term debt	41,021	21,547	54,373
Payments for debt issuance costs	(618)	(212)	(706)
Payments of long-term debt	(34,502)	(19,114)	(43,274)
Debt retirement costs	--	--	(112)
Payments of capital lease obligations	(1,679)	(1,352)	(1,306)

Net cash provided (used) by financing activities	(9,088)	484	15,026

Increase in cash and cash equivalents	24,926	8,013	915

Cash and cash equivalents at beginning of year	13,147	5,134	4,219

Cash and cash equivalents at end of year	$38,073	13,147	5,134

Interest paid in cash during the year	$4,861	5,080	5,832
Income taxes paid in cash during the year	$9,755	2,771	20,109

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands, except share amounts)

Non-cash investing and financing activities:

In the year ended December 31, 2009, the Company entered into capital leases of $450 to finance the purchase of equipment and into a note payable of $552 to finance insurance policies. In the year ended December 31, 2009, the Company settled notes payable of $5,061 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $4,510 to finance the purchase of aircraft which are held for sale as of December 31, 2009.

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

As described in note 10, effective January 1, 2007, the Company implemented FASB ASC 740-10-25 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, resulting in an increase of $561 in deferred tax assets and in the January 1, 2007, balance of retained earnings.

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. As discussed more fully in Note 2, in October 2007, the Company acquired all of the outstanding stock of FSS Airholdings, Inc. (FSS), the parent company of CJ Systems Aviation Group (CJ). FSS, Rocky Mountain Holdings, LLC (RMH), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) operate as wholly-owned subsidiaries of Air Methods. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events occurring through the filing date of these financial statements and has determined that there were no subsequent events to record or disclose in this report.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $10,916,000 and $11,258,000 at December 31, 2009 and 2008, respectively, consist of short-term money market funds.

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

	2009	2008

Allowance for contractual discounts	$45,273	50,631
Allowance for uncompensated care	38,449	54,118
Total	$83,722	104,749

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

Goodwill

The Company accounts for goodwill under FASB ASC 350 (formerly FASB Statement No. 142), Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. In 2008, the Company recorded net adjustments of $16,000 to decrease goodwill related to the acquisition of FSS, as described more fully in Note 2, and did not recognize any losses related to impairment of existing goodwill in 2009, 2008, or 2007.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Derivative Instruments

The Company accounts for derivative financial instruments under FASB ASC 810 (formerly FASB Statement No. 133), Derivatives and Hedging. ASC 810 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. As of December 31, 2009, the Company’s derivative instruments were not designated as hedging instruments. Changes in the fair value of the fuel derivative instruments are reflected in fuel expense, included in aircraft operations expense, in the statement of operations.

Long-lived Assets

The Company periodically reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. No impairment related to long-lived assets has been recognized in the accompanying consolidated financial statements.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2009, assets held for sale consisted of nine aircraft, which the Company intends to sell within one year. Related debt is classified as short-term notes payable in the consolidated financial statements. Two of the aircraft are expected to be sold and leased back under operating leases. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

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

Revenue relating to emergency flights is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings are as follows:

	2009	2008	2007

Gross billings	100%	100%	100%
Provision for contractual discounts	38%	35%	32%
Provision for uncompensated care	20%	20%	19%

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

The Company has medical interior and products contracts to manufacture and install medical equipment and modify aircraft for third parties. When the total cost to complete a project can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

Stock-based Compensation

The Company accounts for its stock-based compensation under FASB ASC 718 (formerly FASB Statement No. 123R), Compensation – Stock Compensation. ASC 718 requires recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees.

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

The Company evaluates its tax positions in accordance with FASB ASC 740-10-25 (formerly FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2009, is estimated to be $103,527,000, compared to carrying value of $104,503,000.

New Accounting Standards

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

In 2009 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides additional disclosures for transfers of financial instruments in and out of Levels I and II and for activity in Level III and clarifies certain other existing disclosure requirements including level of desegregation and disclosures regarding inputs and valuation techniques. ASU 2010-06 is effective for fiscal years beginning after December 15, 2009, except for the additional disclosures regarding Level III activity, which are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Acquisition of Subsidiary, continued

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation 2007	Adjustments	Revised Allocation 2008
Assets purchased:
Receivables	$28,763	(2,945)	25,818
Equipment and other property	14,490	(369)	14,121
Aircraft	5,589	--	5,589
Inventory	3,547	--	3,547
Goodwill	13,722	(16)	13,706
Other	11,243	15	11,258
	77,354	(3,315)	74,039
Long-term debt	(11,169)	--	(11,169)
Other liabilities assumed	(41,006)	3,315	(37,691)
Total liabilities assumed	(52,175)	3,315	(48,860)
Purchase price	$25,179	--	25,179

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2009, the estimated period to complete contracts in process ranges from one to nine months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2009	2008

Costs incurred on uncompleted contracts	$25,350	14,749
Estimated contribution to earnings	7,061	5,210
	32,411	19,959
Less billings to date	(26,556)	(15,109)
Costs and estimated earnings in excess of billings, net	$5,855	4,850

(4)	Derivative Instruments

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 2.5%, 4.0%, and 3.3% of the Company’s operating expenses for the years ended December 31, 2009, 2008, and 2007, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2009 the Company had fuel derivatives in place related to approximately 70% of its fuel consumption. Fuel derivatives in place as of December 31, 2009, cover approximately 70% of the Company’s anticipated fuel consumption for 2010.

The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Premiums paid under all agreements are included in prepaid expenses and other current assets on the Company’s balance sheet, and all cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Company’s statement of cash flows. The Company does not purchase or hold any derivative financial instruments for trading purposes.

In 2009 and 2008, the Company entered into financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2009, through June 30, 2010, and above $2.71 per gallon from July 1, 2010, through December 31, 2010. The fair value of all fuel derivative contracts included in prepaid expenses and other current assets was $348,000 and $237,000 at December 31, 2009 and 2008, respectively. Aircraft operations expense for the years ended December 31, 2009 and 2008, included non-cash mark to market derivative losses of $455,000 and $128,000, respectively. There were no cash settlements under the terms of the agreements in 2009 or 2008.

(5)	Notes Payable and Long-term Debt

Short-term notes payable of $4,510,000 as of December 31, 2009, consist of two notes with an aircraft manufacturer for the purchase of two aircraft. The notes are non-interest-bearing and mature in the first quarter of 2010. The two aircraft collateralizing the notes are expected to be sold and leased back under operating leases and are classified in the consolidated financial statements as assets held for sale.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Notes Payable and Long-term Debt, continued

Long-term debt consists of the following at December 31 (amounts in thousands):

	2009	2008
Term loan with monthly interest payments and quarterly installments of principal with all remaining principal due in 2012. Weighted average interest rate at December 31, 2009, is 2.56%.	$37,505	44,645
Borrowings under revolving credit facility with monthly interest payments and all principal due in 2012.	--	19,258
Notes payable with interest rates from 6.30% to 7.88%, due in monthly installments of principal and interest with all remaining principal due in 2014, collateralized by aircraft	19,486	--
Notes payable with interest rates from 6.86% to 7.87%, due in monthly installments of principal and interest with all remaining principal due in 2016, collateralized by aircraft	14,009	--
Notes payable with interest rates from 5.08% to 7.08%, due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft	10,100	10,120
Notes payable with interest rates from 5.48% to 5.66%, due in monthly installments of principal and interest with all remaining principal due in 2013, collateralized by aircraft	7,962	8,716
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	5,605	5,831
Note payable with interest rate at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	3,925	--
Note payable with interest rate at 6.11%, due in monthly installments of principal and interest with all remaining principal due in 2012, collateralized by aircraft	2,523	2,655
Note payable with interest at 6.60%. Paid in full in 2009.	--	1,901
Note payable with interest rate at 6.46%, due in monthly installments of principal and interest with all remaining principal due in 2011, collateralized by aircraft	1,067	1,367
Note payable with interest rate at 5.60%, due in monthly installments of principal and interest with all remaining principal due in 2010, collateralized by aircraft	995	2,026
Note payable with interest rate at 6.99%, due in monthly installments of principal and interest with all remaining principal due in 2017, collateralized by aircraft	1,326	1,421
	104,503	97,940
Less current installments	(14,882)	(14,156)
	$89,621	83,784

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Notes Payable and Long-term Debt, continued

The Company’s senior credit facility consists of term loans with a balance of $37,505,000 as of December 31, 2009, and a revolving credit facility. As of December 31, 2009, the Company had no balance outstanding against the $50 million revolving credit facility and available capacity on the facility of $45,500,000. The capacity available on the revolving credit facility is reduced by three outstanding letters of credit totaling $4,500,000.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time without penalty. Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2009, the interest rate on the term loans was 2.56%.

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

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2009, the Company was in compliance with the covenants of the credit facility.

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2010	$14,882
2011	13,891
2012	31,334
2013	10,874
2014	15,487
Thereafter	18,035
$104,503

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Leases

The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. As of December 31, 2009, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2010	$1,120	60,496
2011	890	58,403
2012	415	55,390
2013	172	50,480
2014	--	44,418
Thereafter	--	117,409

Total minimum lease payments	2,597	$386,596
Less amounts representing interest	(270)
Present value of minimum capital lease payments	2,327
Less current installments	(968)
	$1,359

Rent expense relating to operating leases totaled $58,482,000, $56,441,000, and $34,773,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009 and 2008, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $2,829,000 and $5,467,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

(7)	Stockholders' Equity

(a)	Warrants

During the year ended December 31, 2007, warrants with an exercise price of $5.28 were exercised for 100,000 shares of common stock. As of December 31, 2009 and 2008, the Company had no unexercised warrants outstanding.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Stockholders' Equity, continued

(b)	Income Per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2009	2008	2007
Weighted average number of common shares outstanding – basic	12,267,727	12,155,144	11,953,871
Dilutive effect of:
Common stock options	159,663	374,482	500,077
Common stock warrants	--	--	58,129
Unvested restricted stock	7,196	755	--
Weighted average number of common shares outstanding – diluted	12,434,586	12,530,381	12,512,077

Common stock options totaling 185,234, 38,500, and 13,500 were not included in the diluted income per share calculation for the years ended December 31, 2009, 2008, and 2007, respectively, because their effect would have been anti-dilutive.

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

The Company also has a 1995 Stock Option Plan (1995 Plan) which provides for the granting of incentive stock options and nonqualified stock options, stock appreciation rights, and supplemental stock bonuses. Under the 1995 Plan, 3,500,000 shares of common stock are reserved for options. Generally, the options granted under both plans have an exercise price equal to the market value on the date of grant, vest in three equal installments beginning one year from the date of grant, and expire five years from the date of grant. However, option grants to certain officers and employees in 2004 included 460,000 options which vested after five years and expire six years from the date of grant.

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2009, no shares have been issued under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2009, options to purchase 192,100 shares of stock, with exercise prices ranging from $15.99 to $33.85, were granted at a weighted average fair value of $8.53. The weighted average fair value of options granted during the years ended December 31, 2008 and 2007, was $15.02 and $9.74, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2009	2008	2007
Expected term (in years)	3.4	3.5	3.5
Expected volatility	51%	41%	39%
Risk-free interest rate	1.2%	2.1%	4.5%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2009	676,733	$16.68

Granted	192,100	22.76
Exercised	(410,625)	9.56

Outstanding at December 31, 2009	458,208	25.60	3.2	$4,176

Exercisable at December 31, 2009	310,776	23.78	2.4	3,266

The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $6,842,000, $2,299,000, and $5,515,000, respectively.

In the year ended December 31, 2008, the Company issued 40,600 shares of restricted stock at a weighted average fair value of $45.96. The restricted shares were valued at the closing market price of the Company’s common stock on the date of grant, vest over a weighted average life of 2.0 years, and are subject to a restriction on the transfer of the shares for one year following the vesting date. The total fair value of shares vested during 2009 and 2008 was $235,000 and $625,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Stock-based Compensation, continued

During the years ended December 31, 2009, 2008, and 2007, the Company recognized $1,178,000, $2,206,000, and $1,834,000 in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2009, was $1,632,000 and is expected to be recognized over the remaining weighted average vesting term of less than one year.

(9)	Revenue

The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for initial terms ranging from one to eight years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2009, provide for the following revenue for years ending December 31 (amounts in thousands):

2010	$132,124
2011	95,640
2012	61,312
2013	25,702
2014	7,454
Thereafter	2,386
$324,618

(10)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2009	2008	2007
Current income tax expense:
Federal	$(11,189)	(2,825)	(4,424)
State	(1,543)	(1,336)	(733)
	(12,732)	(4,161)	(5,157)

Deferred income tax expense:
Federal	(4,612)	(6,325)	(11,160)
State	(807)	(723)	(1,594)
	(5,419)	(7,048)	(12,754)
Total income tax expense	$(18,151)	(11,209)	(17,911)

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

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2009	2008	2007
Tax at the federal statutory rate	$(16,486)	(10,668)	(15,907)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(1,752)	(1,590)	(2,362)
Nontaxable (nondeductible) items	138	(460)	(628)
True up’s to filed returns	17	26	(26)
Impact of amended returns	--	--	1,052
Changes in estimated state tax rates	(8)	1,479	--
Other	(60)	4	(40)
Net income tax expense	$(18,151)	(11,209)	(17,911)

For state income tax purposes, at December 31, 2009, the Company has net operating loss carryforwards of approximately $10 million, expiring at various dates through 2028. As of December 31, 2009, the Company has approximately $1.6 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods for FSS. Utilization of the FSS net operating loss carryforwards, which expire at various dates through 2026, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code. The FSS purchase agreement provides that any tax benefit realized by the Company from the use of certain net operating loss carryforwards generated by FSS prior to the acquisition will be paid to the former owners of FSS as additional consideration.

For the years ended December 31, 2009, 2008, and 2007, the Company recognized excess tax benefits related to stock option plans in the amount of $2,029,000, $506,000, and $2,139,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$576	1,505
Accruals and other, principally due to differences in employee compensation and benefits	6,181	6,919
Other liabilities, principally due to differences in revenue recognition	5,252	1,549
Total deferred tax assets	12,009	9,973

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(42,344)	(33,478)
Allowance for uncollectible accounts	(12,699)	(14,304)
Goodwill	(686)	(468)
Other	(197)	(221)
Total deferred tax liabilities	(55,926)	(48,471)
Net deferred tax liability	$(43,917)	(38,498)

Based on management’s assessment of future taxable earnings and tax-planning strategies, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740-10-25 (formerly FIN 48), Accounting for Uncertainty in Income Taxes. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting ASC 740-10-25, the Company recognized an increase of $561,000 in deferred tax assets, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At the adoption date of January 1, 2007 and at December 31, 2009, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2009, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2006. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby employees may contribute 1% to 60% of their gross pay up to the IRS maximum ($16,500 for 2009). Employees age 50 or older may make additional contributions up to the IRS maximum ($5,500 for 2009). Under the plan, the Company’s discretionary match is currently 70% of the employees' contributions up to 8% of their gross pay. On February 29, 2008, the defined contribution plan obtained with the acquisition of FSS was terminated, and the assets of the plan were merged into the Company’s defined contribution retirement plan. Company contributions to all plans totaled approximately $6,474,000, $6,740,000, and $4,800,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

(12)	Commitments, Contingencies, and Concentrations

In January 2005, the Company entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on its workers compensation insurance policy. In April 2008, the Company entered into a $100,000 letter of credit with a county government in California as performance security under an exclusive operating agreement. In February 2009, the Company entered into a $3,000,000 letter of credit with another air medical service provider as performance security under a service agreement. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2009, the undiscounted maximum amount of potential future payments under the guarantees is $12,661,000. Of this amount, $10,078,000 relates to aircraft operating leases which were assumed in the FSS acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company’s actual and expected loss experience.

As of December 31, 2008, the Company had open purchase commitments totaling approximately $165.3 million for 56 aircraft. During 2009, the Company canceled commitments totaling approximately $140.5 million for 46 aircraft due to changes in fleet requirements. The remaining ten aircraft covered by these commitments were delivered in 2009.

As of December 31, 2009, the Company had one open purchase commitment totaling approximately $26.2 million for twelve aircraft scheduled to be delivered in 2010. The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under similar commitments through operating lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of aircraft under the commitment described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $2.6 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions.

As of December 31, 2009, American Eurocopter Corporation (AEC) aircraft comprise 79% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 18%. The Company obtains a substantial portion of its helicopter spare parts and components from AEC and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Commitments, Contingencies, and Concentrations, continued

The Company’s pilots, comprising 34% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement (CBA) expired April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated.

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 30 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Business Segment Information, continued

	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2009
External revenue	$287,451	198,901	24,253	--	--	510,605
Intersegment revenue	216	--	20,964	--	(21,180)	--
Total revenue	287,667	198,901	45,217	--	(21,180)	510,605

Operating expenses	(236,920)	(169,281)	(35,804)	(17,930)	17,572	(442,363)
Depreciation & amortization	(10,108)	(8,183)	(579)	(999)	--	(19,869)
Interest expense	(1,497)	(2,744)	(26)	(819)	--	(5,086)
Other, net	3,741	--	--	76	--	3,817
Income tax expense	--	--	--	(18,151)	--	(18,151)
Net income (loss)	$42,883	18,693	8,808	(37,823)	(3,608)	28,953

2008
External revenue	$297,388	187,927	13,487	--	--	498,802
Intersegment revenue	216	--	23,326	--	(23,542)	--
Total revenue	297,604	187,927	36,813	--	(23,542)	498,802

Operating expenses	(249,263)	(172,582)	(29,081)	(17,067)	19,013	(448,980)
Depreciation & amortization	(7,835)	(7,973)	(601)	(681)	--	(17,090)
Interest expense	(2,360)	(2,507)	--	(330)	--	(5,197)
Other, net	2,741	--	--	202	--	2,943
Income tax expense	--	--	--	(11,209)	--	(11,209)
Net income (loss)	$40,887	4,865	7,131	(29,085)	(4,529)	19,269

2007
External revenue	$254,946	131,586	9,817	--	--	396,349
Intersegment revenue	54	473	18,985	--	(19,512)	--
Total revenue	255,000	132,059	28,802	--	(19,512)	396,349

Operating expenses	(196,647)	(115,149)	(23,270)	(13,330)	16,092	(332,304)
Depreciation & amortization	(7,868)	(5,522)	(588)	(440)	--	(14,418)
Interest expense	(2,733)	(2,604)	--	(272)	--	(5,609)
Loss on early extinguishment of debt	--	--	--	(757)	--	(757)
Other, net	2,024	--	--	163	--	2,187
Income tax expense	--	--	--	(17,911)	--	(17,911)
Net income (loss)	$49,776	8,784	4,944	(32,547)	(3,420)	27,537

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2009 and 2008 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2009
Revenue	$124,663	128,100	137,602	120,240
Operating income	8,553	14,208	20,815	4,797
Income before income taxes	8,140	14,026	20,465	4,473
Net income	4,988	8,652	12,604	2,709
Basic income per common share	.41	.71	1.02	.22
Diluted income per common share	.41	.70	1.01	.22

2008
Revenue	$118,099	127,959	133,832	118,912
Operating income	4,876	8,813	14,546	4,497
Income before income taxes	3,952	8,316	14,204	4,006
Net income	2,330	4,834	8,369	3,736
Basic income per common share	.19	.40	.69	.31
Diluted income per common share	.18	.38	.67	.30

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Transfers and Other (c)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2009	$50,631	262,723	--	(268,081)	45,273
Year ended December 31, 2008	40,187	227,383	--	(216,939)	50,631
Year ended December 31, 2007	33,070	166,744	5,172	(164,799)	40,187

Allowance for uncompensated care
Year ended December 31, 2009	$54,118	133,712	--	(148,787)	39,043
Year ended December 31, 2008	51,031	133,173	--	(130,086)	54,118
Year ended December 31, 2007	51,544	99,408	13,207	(113,128)	51,031

__________________
Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.
(c)	Beginning allowance balances established against CJ receivables

See accompanying Report of Independent Registered Public Accounting Firm.