Form 10-Q
period 2010-03-31
AIR METHODS CORP
filed 2010-05-07
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 29, 2010, was 12,464,121.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$42,158	38,073
Current installments of notes receivable	449	467
Receivables:
Trade	105,493	113,563
Refundable income taxes	1,445	995
Other	2,242	2,264
	109,180	116,822

Inventories	20,928	20,635
Work-in-process on medical interiors and products contracts	6,475	7,035
Assets held for sale	8,170	10,425
Costs and estimated earnings in excess of billings on uncompleted contracts	4,360	6,614
Prepaid expenses and other	8,404	7,025

Total current assets	200,124	207,096

Property and equipment:
Land	251	251
Flight and ground support equipment	210,597	202,282
Aircraft rotable spare parts	30,001	28,295
Buildings and other equipment	34,327	34,274
	275,176	265,102
Less accumulated depreciation and amortization	(84,292)	(83,360)

Net property and equipment	190,884	181,742

Goodwill	20,291	20,291
Notes and other receivables, less current installments	124	125
Other assets, net of accumulated amortization of $2,481 and $2,279 at March 31, 2010 and December 31, 2009, respectively	15,313	14,878

Total assets	$426,736	424,132

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2010	December 31, 2009
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$2,255	4,510
Current installments of long-term debt	14,659	14,882
Current installments of obligations under capital leases	909	968
Accounts payable	12,393	11,509
Deferred revenue	6,550	6,482
Billings in excess of costs and estimated earnings on uncompleted contracts	226	759
Accrued wages and compensated absences	14,479	12,438
Due to third party payers	3,984	3,945
Deferred income taxes	7,341	8,883
Other accrued liabilities	11,678	9,354

Total current liabilities	74,474	73,730

Long-term debt, less current installments	89,904	89,621
Obligations under capital leases, less current installments	1,166	1,359
Deferred income taxes	35,674	35,034
Other liabilities	28,426	27,846

Total liabilities	229,644	227,590

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,470,787 and 12,467,387 shares at March 31, 2010, and December 31, 2009, respectively; outstanding 12,464,121 and 12,459,554 shares at March 31, 2010, and December 31, 2009, respectively	748	748
Additional paid-in capital	83,425	82,978
Retained earnings	112,919	112,816

Total stockholders' equity	197,092	196,542

Total liabilities and stockholders’ equity	$426,736	424,132

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Flight revenue, net	$113,279	117,014
Sales of medical interiors and products	3,905	7,649
Other	1,318	720
	118,502	125,383

Operating expenses:
Flight centers	53,136	52,239
Aircraft operations	26,309	23,585
Aircraft rental	12,303	12,227
Cost of medical interiors and products sold	3,672	6,156
Depreciation and amortization	5,595	4,589
Loss (gain) on disposition of assets, net	(29)	71
General and administrative	15,935	17,243
	116,921	116,110

Operating income	1,581	9,273

Other income (expense):
Interest expense	(1,461)	(1,235)
Other, net	46	102

Income before income taxes	166	8,140

Income tax expense	(63)	(3,152)

Net income	$103	4,988

Basic income per common share (note 3)	$.01	.41

Diluted income per common share (note 3)	$.01	.41

Weighted average number of common shares outstanding – basic	12,459,592	12,088,306

Weighted average number of common shares outstanding – diluted	12,529,664	12,274,671

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$103	4,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,595	4,589
Deferred income tax benefit	(902)	(821)
Stock-based compensation	361	348
Tax expense (benefit) from exercise of stock options	12	(168)
Loss (gain) on disposition of assets, net	(29)	71
Unrealized loss on derivative instrument	216	153
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(1,595)	(1,287)
Decrease in receivables	7,642	5,863
Decrease (increase) in inventories	(293)	200
Decrease (increase) in work-in-process on medical interiors and costs in excess of billings	2,814	(3,712)
Increase in accounts payable, other accrued liabilities, and other liabilities	5,480	4,638
Increase (decrease) in deferred revenue and billings in excess of costs	(465)	820
Net cash provided by operating activities	18,939	15,682

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(15,049)	(10,308)
Proceeds from disposition and sale of equipment and assets held for sale	543	1,417
Decrease (increase) in notes receivable and other assets, net	(182)	1,014
Net cash used by investing activities	(14,688)	(7,877)

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:
Net payments under line of credit	$--	(5,455)
Proceeds from long-term debt	3,750	--
Payments for debt and lease origination costs	(60)	(127)
Payments of long-term debt and notes payable	(3,690)	(6,962)
Payments of capital lease obligations	(252)	(419)
Tax benefit (expense) from exercise of stock options	(12)	168
Proceeds from issuance of common stock, net	98	896
Net cash used by financing activities	(166)	(11,899)

Increase (decrease) in cash and cash equivalents	4,085	(4,094)

Cash and cash equivalents at beginning of period	38,073	13,147

Cash and cash equivalents at end of period	$42,158	9,053

Interest paid in cash during the period	$1,439	1,172
Income taxes paid in cash during the period	$163	2,141

Non-cash investing and financing activities:

In the quarter ended March 31, 2010, the Company settled notes payable of $2,255 in exchange for the aircraft securing the debt.

In the quarter ended March 31, 2009, the Company entered into notes payable of $3,893 to finance the purchase of aircraft which were held for sale as of March 31, 2009, and into a note payable of $552 to finance insurance policies.

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

(2)           Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2010, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2010	12,459,554	$196,542

Issuance of common shares for options exercised	3,400	98
Stock-based compensation	1,167	361
Tax expense from exercise of stock options	--	(12)
Net income	--	103

Balances at March 31, 2010	12,464,121	$197,092

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

 (3)           Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2010	2009
Weighted average number of common shares outstanding – basic	12,459,592	12,088,306
Dilutive effect of:
Common stock options	68,140	183,841
Unvested restricted stock	1,932	2,524
Weighted average number of common shares outstanding – diluted	12,529,664	12,274,671

Common stock options totaling 103,500 and 267,234 were not included in the diluted shares outstanding for the quarter ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

(4)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2010, is estimated to be $104,819,000.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(5)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 21 states at March 31, 2010. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 30 states under exclusive operating agreements at March 31, 2010. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2010
External revenue	$66,606	48,000	3,896	--	--	118,502
Intersegment revenue	55	--	3,887	--	(3,942)	--
Total revenue	66,661	48,000	7,783	--	(3,942)	118,502
Operating expenses	(62,475)	(40,834)	(7,159)	(4,237)	3,379	(111,326)
Depreciation & amortization	(2,798)	(2,415)	(144)	(238)	--	(5,595)
Interest expense	(552)	(723)	(7)	(179)	--	(1,461)
Other income, net	18	--	--	28	--	46
Income tax expense	--	--	--	(63)	--	(63)
Segment net income (loss)	$854	4,028	473	(4,689)	(563)	103

2009
External revenue	$69,102	48,642	7,639	--	--	125,383
Intersegment revenue	54	--	7,736	--	(7,790)	--
Total revenue	69,156	48,642	15,375	--	(7,790)	125,383
Operating expenses	(58,352)	(42,135)	(12,916)	(4,782)	6,664	(111,521)
Depreciation & amortization	(2,486)	(1,707)	(151)	(245)	--	(4,589)
Interest expense	(428)	(651)	--	(156)	--	(1,235)
Other income, net	20	--	--	82	--	102
Income tax expense	--	--	--	(3,152)	--	(3,152)
Segment net income (loss)	$7,910	4,149	2,308	(8,253)	(1,126)	4,988

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; execution of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2010 the CBS Division generated 56% of our total revenue, increasing from 55% in the first quarter of 2009.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the first quarter of 2010 the HBS Division generated 41% of our total revenue, increasing from 39% in 2009.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2010 the Products Division generated 3% of our total revenue, compared to 6% in 2009.

See Note 5 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2010, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 8,600 for the first quarter of 2010 compared to approximately 9,400 for the first quarter of 2009. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 7,900 in the first quarter of 2010, compared to 9,100 in the first quarter of 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 635 higher in the first quarter of 2010, compared to the first quarter of 2009. In addition, requests for community-based services decreased by 8.5% for bases open greater than one year, partially attributed to the effect of the more severe weather on overall need for service.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown. The average gross charge per transport increased 11.8% in the quarter ended March 31, 2010, compared to 2009, contributing to an increase of 4.3% in net reimbursement per transport in the quarter ended March 31, 2010, compared to 2009. Provisions for contractual discounts and estimated uncompensated care for CBS operations were as follows:

	For quarters ended March 31,
	2010	2009
Gross billings	100%	100%
Provision for contractual discounts	40%	37%
Provision for uncompensated care	20%	20%

The increase in the total percentage of uncollectible accounts for the first quarter of 2010 is primarily attributable to price increases and to a shift in payer mix. Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers and Medicare and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In addition, the number of transports covered by insurance decreased from 43% of total transports in the quarter ended March 31, 2009, to 36% of total transports in the quarter ended March 31, 2010, with approximately half of the decrease moving to Medicare coverage and the other half to Medicaid. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 24% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2009, we have taken delivery of sixteen new aircraft and expect to take delivery of twelve additional aircraft through the end of 2010. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense increased 10.5% from the first quarter of 2009 to the first quarter of 2010, while total flight hours for CBS and HBS operations decreased 14.5% over the same period. During the first quarter of 2010, we incurred costs for twenty major maintenance events, such as engine and transmission overhauls, compared to eleven in the first quarter of 2009, primarily because of the timing of overhaul cycles.

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

Results of Operations

We reported net income of $103,000 for the three months ended March 31, 2010, compared to $4,988,000 for the three months ended March 31, 2009. Same-Base Transports for CBS operations were 13.5% lower in the first quarter of 2010 compared to the first quarter of 2009, while net reimbursement per transport for CBS operations increased 4.3%. Aircraft operating expenses increased 11.5%, reflecting higher maintenance and fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue decreased $3,735,000, or 3.2%, from $117,014,000 to $113,279,000 for the three months ended March 31, 2010, compared to 2009. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue decreased $3,097,000, or 4.5%, to $65,279,000 in the three months ended March 31, 2010, compared to 2009, for the following reasons:
•
Decrease in Same-Base Transports of 1,238, or 13.5%, in the first quarter of 2010 compared to 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 635 higher in the first quarter of 2010, compared to the first quarter of 2009. In addition, requests for community-based services decreased by 8.5% for bases open greater than one year, partially attributed to the effect of the more severe weather on overall need for service.

•	Increase of 11.8% in average gross charge per transport for the first quarter of 2010, compared to 2009. Net reimbursement per transport increased approximately 4.3% over the same period.
•
Incremental net revenue of $5,968,000 generated from the addition of thirteen new CBS bases either during or subsequent to the first quarter of 2009, and new service agreements with another air medical service provider in the Atlanta area effective February 2009.

•	Closure of six bases either during or subsequent to the first quarter of 2009 resulting in a decrease in net revenue of approximately $1,578,000.

·	HBS – Net flight revenue decreased $638,000, or 1.3%, to $48,000,000 for the quarter ended March 31, 2010, compared to 2009, for the following reasons:
•
Cessation of service under six contracts during or subsequent to the first quarter of 2009 and the conversion of one contract to CBS operations in the second quarter of 2009, resulting in a decrease in net revenue of approximately $3,186,000.

•	Decrease of 10.6% in flight volume for all contracts excluding new contracts, contract expansions, and closed contracts.
•	Incremental net revenue of $359,000 generated from the addition of one new contract during the first quarter of 2009.
•
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $897,000, or 1.7%, to $53,136,000 for the quarter ended March 31, 2010, compared to 2009. Changes by business segment are as follows:

•	CBS – Flight center costs increased $2,501,000, or 7.9%, to $34,010,000 for the following reasons:
•	Increase of approximately $3,021,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $1,041,000 due to the closure of base locations described above.
•	Increase in salaries for merit pay raises.

•	HBS - Flight center costs decreased $1,604,000, or 7.7%, to $19,126,000 primarily due to the following:
•	Decrease of $1,525,000 due to the closure of base locations described above.
•	Increase in salaries for merit pay raises.

Aircraft operating expenses increased $2,724,000, or 11.5%, for the quarter ended March 31, 2010, in comparison to the quarter ended March 31, 2009. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
•
Increase of $1,858,000, or 10.5%, in aircraft maintenance expense to $19,611,000. In the first quarter of 2010, we incurred costs for twenty major maintenance events, such as engine and transmission overhauls, compared to eleven in the first quarter of 2009, primarily because of the timing of overhaul cycles.

•	Increase of approximately 18.6% in the cost of aircraft fuel per hour flown. Fuel costs increased by $246,000 to a total expense of $2,950,000 for 2010.
•	Increase in hull insurance rates effective July 2009.

Aircraft rental expense increased $76,000, or 0.6%, for the first quarter of 2010 compared to the first quarter of 2009. Incremental rental expense incurred in 2010 for twelve leased aircraft added to our fleet during either 2009 or 2010 was offset almost entirely by the buy-out or refinancing at lower lease rates or through debt financing of fifteen aircraft.

Medical Interiors and Products

Sales of medical interiors and products decreased $3,744,000, or 48.9%, from $7,649,000 for the first quarter of 2009 to $3,905,000 for the first quarter of 2010. Significant projects in process during the first quarter of 2010 included six multi-mission interiors for the U.S. Army’s HH-60L helicopter, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, and six modular medical interior kits for commercial customers. Revenue by product line was as follows:
•	$1,919,000 – governmental entities
•	$1,986,000 – commercial customers

Significant projects in process during the first quarter of 2009 included 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, 81 litter systems for the U.S. Army’s ground Medical Evacuation Vehicle (MEV), and four modular medical interior kits for commercial customers. A contract for sixty MEV units was also completed during the first quarter. Revenue by product line was as follows:
•	$6,241,000 – governmental entities
•	$1,408,000 – commercial customers

Cost of medical interiors and products decreased $2,484,000, or 40.4%, for the first quarter of 2010, as compared to the previous year, due primarily to the change in sales volume. The average net margin earned on projects during 2010 was essentially unchanged from the first quarter of 2009. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

Other revenue, consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties, increased $598,000, or 83.1%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to five new contracts entered into during 2009.

Depreciation and amortization expense increased $1,006,000, or 21.9% for the first quarter of 2010, compared to 2009. Since March 31, 2009, we have added 27 aircraft and 24 medical interiors, as well as a new software system, totaling approximately $70.1 million to our depreciable assets.

General and administrative (G&A) expenses decreased $1,308,000, or 7.6%, for the first quarter of 2010, compared to the first quarter of 2009. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 13.6% of revenue in 2010, compared to 13.8% in 2009. Reorganization of field-based program management during the second quarter of 2009 resulted in the elimination of fifteen positions and the transfer of other personnel into other open positions within the Company.

Interest expense increased $226,000, or 18.3%, in the first quarter of 2010, compared to the first quarter of 2009, primarily because of $44.8 million in long-term notes with a weighted average interest rate of 6.5% entered into subsequent to March 31, 2009. Interest on the new notes was offset in part by the fact that we had no balance outstanding against our revolving line of credit during the first quarter of 2010, compared to an average balance of $18.2 million during the first quarter of 2009.

Income tax expense was $63,000 in the first quarter of 2010, compared to $3,152,000 in the first quarter of 2009, at effective tax rates of approximately 38.0% and 38.7%, respectively.

Liquidity and Capital Resources

Our working capital position as of March 31, 2010, was $125,650,000, compared to $133,366,000 at December 31, 2009. Cash generated by operations was $18,939,000 in the first quarter of 2010, compared to $15,682,000 in the first quarter of 2009, due primarily to a decrease in days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, from 107 days at December 31, 2009, to 100 days at March 31, 2010. In the first quarter of 2010, we also billed approximately $5.6 million for medical interiors and other products which were completed and shipped; the majority of the related receivable balances were paid prior to the end of the first quarter.

Cash used by investing activities totaled $14,688,000 in 2010 compared to $7,877,000 in 2009. Equipment acquisitions in the first quarter of 2010 included six aircraft for approximately $9.2 million, as well as medical interiors and avionics upgrades. Significant equipment acquisitions in the first quarter of 2009 included the purchase of two aircraft for approximately $4.7 million. During the quarter, we sold two aircraft for total proceeds of $1.2 million.

Financing activities used $166,000 in 2010 compared $11,899,000 in 2009. The primary use of cash in both 2010 and 2009 was regularly scheduled payments of long-term debt and capital lease obligations. In 2010 we used proceeds of $3.8 million from notes payable to finance three aircraft. The notes are payable over five-year terms with variable interest rates tied to LIBOR. In 2009 we paid off a $3.9 million short-term note payable to an aircraft manufacturer for the delivery of an EC135 helicopter and paid $5.5 million against the balance outstanding against our revolving line of credit. We have not carried a balance against our line of credit during 2010.

Divisional Summary of Events

Community-Based Services

Effective January 1, 2010, and April 1, 2010, we increased prices for our CBS operations an average of approximately 6.8% and 5.2%, respectively. In the first quarter of 2010, we opened three new bases and expect to open three additional bases during the second quarter. During the second quarter of 2010, we also expect to open three additional CBS bases as the result of conversion of HBS customers to CBS operations.

Hospital-Based Services

Contracts with ten hospital customers are due for renewal in 2010, one of which has been renewed for a four-year term. During the first quarter of 2009, we ceased operations under one contract, representing three aircraft. We also received notification of the intent of one HBS customer, representing two aircraft, to terminate its contract with us effective in the fourth quarter of 2010.

Products Division

As of March 31, 2010, we were under contract to complete 32 HH60L units, eight additional interiors for an older generation of the U.S. Army’s Blackhawk helicopter, four commercial medical interiors, and approximately 187 MEV units. Deliveries under all contracts in process are expected to be completed by the second quarter of 2011, and remaining revenue is estimated at $23.8 million.

All Segments

There can be no assurance that we will continue to maintain flight volume or current levels of collections on receivables for CBS operations, successfully complete planned expansions of CBS operations, renew operating agreements for our HBS operations, or generate new profitable contracts for the Products Division. Based on the anticipated levels of HBS and CBS flight activity and the projects in process for the Products Division, we expect to generate sufficient cash flow to meet our operational needs throughout the remainder of 2010.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2010, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $1,626,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2009, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 40% before the carrying value of the reporting unit exceeded its fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our product sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit (which has no balance outstanding at March 31, 2010) and $39,470,000 in notes payable. Based on the amounts outstanding at March 31, 2010, the annual impact of a change of 100 basis points in interest rates would be approximately $395,000. Interest rates on these instruments approximate current market rates as of March 31, 2010.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the quarter ended March 31, 2010, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $270,000 for the quarter. Flight volume for CBS operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based first quarter 2010 volume is not necessarily indicative of the impact on subsequent quarters or years. We have financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010, and above $2.71 per gallon from July 1, 2010, through December 31, 2010. The derivatives cover approximately 70% of the Company’s anticipated fuel consumption for 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: May 7, 2010	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2010	By:	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer (Principal Accounting Officer)