Form 10-Q
period 2010-06-30
AIR METHODS CORP
filed 2010-08-06
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 23, 2010, was 12,467,454.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$38,830	38,073
Current installments of notes receivable	4	467
Receivables:
Trade, net	116,744	113,563
Refundable income taxes	--	995
Other	1,588	2,264
Total receivables	118,332	116,822

Inventories, including work-in-process on medical interiors and products contracts	26,876	27,670
Assets held for sale	6,333	10,425
Costs and estimated earnings in excess of billings on uncompleted contracts	1,448	6,614
Prepaid expenses and other	7,732	7,025

Total current assets	199,555	207,096

Property and equipment:
Land	251	251
Flight and ground support equipment	221,470	202,282
Aircraft rotable spare parts	32,523	28,295
Furniture and office equipment	36,237	34,274
	290,481	265,102
Less accumulated depreciation and amortization	(88,287)	(83,360)

Net property and equipment	202,194	181,742

Goodwill	20,291	20,291
Notes receivable, less current installments	123	125
Other assets, net of accumulated amortization of $2,602 and $2,279 at June 30, 2010 and December 31, 2009, respectively	14,591	14,878

Total assets	$436,754	424,132

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2010	2009
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$--	4,510
Current installments of long-term debt	14,760	14,882
Current installments of obligations under capital leases	894	968
Accounts payable	11,247	11,509
Deferred revenue	6,507	6,482
Billings in excess of costs and estimated earnings on uncompleted contracts	424	759
Accrued wages and compensated absences	11,506	12,438
Due to third party payers	4,204	3,945
Deferred income taxes	5,567	8,883
Income taxes payable	8,148	--
Other accrued liabilities	11,063	9,354

Total current liabilities	74,320	73,730

Long-term debt, less current installments	87,883	89,621
Obligations under capital leases, less current installments	1,188	1,359
Deferred income taxes	36,040	35,034
Other liabilities	27,055	27,846

Total liabilities	226,486	227,590

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,473,120 and 12,467,387 shares at June 30, 2010, and December 31, 2009, respectively; outstanding 12,467,454 and 12,459,554 shares at June 30, 2010, and December 31, 2009, respectively	748	748
Additional paid-in capital	83,841	82,978
Retained earnings	125,679	112,816

Total stockholders' equity	210,268	196,542

Total liabilities and stockholders’ equity	$436,754	424,132

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Flight revenue, net	$134,326	122,180	247,605	239,194
Medical interiors and products revenue	3,558	5,920	7,463	13,569
Other	1,290	913	2,616	1,641
	139,174	129,013	257,684	254,404
Operating expenses:
Flight centers	52,969	52,750	106,105	104,989
Aircraft operations	26,125	25,088	52,434	48,673
Aircraft rental	11,711	12,689	24,014	24,916
Cost of medical interiors and products sold	2,667	4,173	6,339	10,329
Depreciation and amortization	6,138	4,629	11,733	9,218
Gain on disposition of assets, net	(81)	(604)	(110)	(533)
General and administrative	17,021	15,167	32,956	32,410
	116,550	113,892	233,471	230,002

Operating income	22,624	15,121	24,213	24,402

Other income (expense):
Interest expense	(1,626)	(1,123)	(3,087)	(2,358)
Other, net	50	28	88	122

Income before income taxes	21,048	14,026	21,214	22,166

Income tax expense	(8,288)	(5,374)	(8,351)	(8,526)

Net income	$12,760	8,652	12,863	13,640

Basic income per common share (note 3)	$1.02	.71	1.03	1.12

Diluted income per common share (note 3)	$1.02	.70	1.03	1.11

Weighted average number of common shares outstanding – basic	12,465,266	12,226,948	12,462,444	12,158,010

Weighted average number of common shares outstanding – diluted	12,548,482	12,403,400	12,541,528	12,342,126

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$12,863	13,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,733	9,218
Deferred income tax benefit	(2,310)	(901)
Stock-based compensation	715	636
Tax benefit from exercise of stock options	(13)	(856)
Gain on disposition of assets, net	(110)	(533)
Unrealized loss on derivative instrument	317	157
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(4,594)	(2,067)
Decrease (increase) in receivables	(1,510)	10,678
Decrease (increase) in inventories	794	(1,404)
Decrease (increase) in costs in excess of billings	5,166	(5,679)
Increase in accounts payable, other accrued liabilities, and other liabilities	8,262	1,853
Decrease in deferred revenue and billings in excess of costs	(310)	(635)
Net cash provided by operating activities	31,003	24,107

Cash flows from investing activities:
Acquisition of property and equipment	(32,127)	(14,389)
Proceeds from disposition and sale of equipment and assets held for sale	3,881	4,658
Decrease in notes receivable and other assets	382	763
Net cash used in investing activities	(27,864)	(8,968)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$135	2,486
Tax benefit from exercise of stock options	13	856
Net payments under line of credit	--	(19,258)
Proceeds from issuance of long-term debt	6,188	16,869
Payments for financing costs	(152)	(482)
Payments of long-term debt and notes payable	(8,048)	(17,162)
Payments of capital lease obligations	(518)	(825)
Net cash used in financing activities	(2,382)	(17,516)

Increase (decrease) in cash and cash equivalents	757	(2,377)

Cash and cash equivalents at beginning of period	38,073	13,147

Cash and cash equivalents at end of period	$38,830	10,770

Interest paid in cash during the period	$2,967	2,285

Income taxes paid in cash during the period	$255	6,629

Non-cash investing and financing activities:

In the six months ended June 30, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into a capital lease of $273 to finance the purchase of equipment.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

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

Certain prior period amounts have been reclassified to conform with the 2010 presentation.

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2010, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2010	12,459,554	$196,542

Issuance of common shares for options exercised	6,733	135
Stock-based compensation	1,167	715
Tax benefit from exercise of stock options	--	13
Net income	--	12,863

Balances at June 30, 2010	12,467,454	$210,268

(3)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2010	2009
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	12,465,266	12,226,948
Dilutive effect of:
Common stock options	80,022	172,469
Unvested restricted stock	3,194	3,983
Weighted average number of common shares outstanding – diluted	12,548,482	12,403,400

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(3)	Income per Share, continued

	2010	2009
For six months ended June 30:
Weighted average number of common shares outstanding – basic	12,462,444	12,158,010
Dilutive effect of:
Common stock options	76,065	180,627
Unvested restricted stock	3,019	3,489
Weighted average number of common shares outstanding – diluted	12,541,528	12,342,126

Common stock options of 103,500 and 118,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2010, respectively, because their effect would have been anti-dilutive. Common stock options of 222,234 and 232,234 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2009, respectively, because their effect would have been anti-dilutive.

(4)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt (amounts in thousands):

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2010, is estimated to be $101,981.

(5)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

—
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 21 states at June 30, 2010. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

—
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 30 states under exclusive operating agreements at June 30, 2010. Services include aircraft operation and maintenance.

—	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(5)	Business Segment Information, continued

For quarter ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2010
External revenue	$86,575	49,053	3,546	--	--	139,174
Intersegment revenue	56	--	5,042	--	(5,098)	--
Total revenue	86,631	49,053	8,588	--	(5,098)	139,174
Operating expenses, excluding depreciation & amortization	(62,509)	(40,531)	(7,027)	(4,882)	4,537	(110,412)
Depreciation & amortization	(3,065)	(2,683)	(152)	(238)	--	(6,138)
Interest expense	(636)	(725)	(7)	(258)	--	(1,626)
Other income, net	12	--	--	38	--	50
Income tax expense	--	--	--	(8,288)	--	(8,288)
Segment net income (loss)	$20,433	5,114	1,402	(13,628)	(561)	12,760

2009
External revenue	$72,631	50,470	5,912	--	--	129,013
Intersegment revenue	54	--	4,374	--	(4,428)	--
Total revenue	72,685	50,470	10,286	--	(4,428)	129,013

Operating expenses, excluding depreciation & amortization	(58,482)	(42,698)	(7,878)	(3,881)	3,676	(109,263)
Depreciation & amortization	(2,388)	(1,845)	(144)	(252)	--	(4,629)
Interest expense	(290)	(566)	(9)	(258)	--	(1,123)
Other income, net	12	--	--	16	--	28
Income tax expense	--	--	--	(5,374)	--	(5,374)
Segment net income (loss)	$11,537	5,361	2,255	(9,749)	(752)	8,652

For six months ended June 30:
2010
External revenue	$153,189	97,053	7,442	--	--	257,684
Intersegment revenue	111	--	8,929	--	(9,040)	--
Total revenue	153,300	97,053	16,371	--	(9,040)	257,684

Operating expenses, excluding depreciation & amortization	(124,984)	(81,365)	(14,186)	(9,119)	7,916	(221,738)
Depreciation & amortization	(5,863)	(5,098)	(296)	(476)	--	(11,733)
Interest expense	(1,188)	(1,448)	(14)	(437)	--	(3,087)
Other income, net	22	--	--	66	--	88
Income tax expense	--	--	--	(8,351)	--	(8,351)
Segment net income (loss)	$21,287	9,142	1,875	(18,317)	(1,124)	12,863

2009
External revenue	$141,741	99,112	13,551	--	--	254,404
Intersegment revenue	108	--	12,110	--	(12,218)	--
Total revenue	141,849	99,112	25,661	--	(12,218)	254,404

Operating expenses, excluding depreciation & amortization	(116,834)	(84,833)	(20,794)	(8,663)	10,340	(220,784)
Depreciation & amortization	(4,874)	(3,552)	(295)	(497)	--	(9,218)
Interest expense	(718)	(1,217)	(9)	(414)	--	(2,358)
Other income, net	24	--	--	98	--	122
Income tax expense	--	--	--	(8,526)	--	(8,526)
Segment net income (loss)	$19,447	9,510	4,563	(18,002)	(1,878)	13,640

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
—
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2010, the CBS Division generated 59% of our total revenue, compared to 56% in the first six months of 2009.

—
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2010, the HBS Division generated 38% of our total revenue, compared to 39% in the six months ended June 30, 2009.

—
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for commercial and governmental entities. The Products Division generated 3% of our total revenue in the six months ended June 30, 2010, compared to 5% in 2009.

See Note 5 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

—
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2010 were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,500 and 19,100 for the quarter and six months ended June 30, 2010, respectively, compared to approximately 10,400 and 19,800 for the quarter and six months ended June 30, 2009, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 9,900 and 17,800 in the quarter and six months ended June 30, 2010, respectively, compared to approximately 10,100 and 19,200 in the quarter and six months ended June 30, 2009, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 385 lower in the quarter and 250 higher in the six months ended June 30, 2010, compared to 2009. Requests for community-based services decreased by 3.3% and 5.6% for the quarter and six months ended June 30, 2010, respectively, for bases open greater than one year.

—
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown. Net reimbursement per transport increased 11.2% in the six months ended June 30, 2010, compared to 2009, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2010	2009	2010	2009
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	38%	39%	39%	38%
Provision for uncompensated care	21%	20%	20%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In addition, the number of transports covered by insurance decreased from 40% of total transports for the quarter ended June 30, 2009, to 36% of total transports for the quarter ended June 30, 2010, with most of the decrease moving to Medicare coverage. Payer mix remained consistent from March 31, 2010, to June 30, 2010. In 2010 increased collections from insurance payers and a slight decrease in the percentage of total transports representing uninsured patients offset the impact of price increases on the percentage collectible from other payers and the deterioration in payer mix. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

—
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 23% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2009, we have taken delivery of eighteen new aircraft and expect to take delivery of nine additional aircraft through the end of 2010. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 3.8% from the quarter ended June 30, 2009, to the quarter ended June 30, 2010, and increased 3.0% from the six months ended June 30, 2009, to the six months ended June 30, 2010. Total flight volume for CBS and HBS operations decreased 2.5% and 8.2% for the quarter and six months ended June 30, 2010, respectively, compared to 2009. During the quarter and six months ended June 30, 2010, we incurred costs for 22 and 42 major maintenance events, such as engine and transmission overhauls, compared to 17 and 28 in the quarter and six months ended June 30, 2009, primarily because of the timing of overhaul cycles.

—
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

—
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. The collective bargaining agreement covering our pilots expired on April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but they are scheduled to resume in August 2010. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $12,760,000 and $12,863,000 for the quarter and six months ended June 30, 2010, respectively, compared to $8,652,000 and $13,640,000 for the quarter and six months ended June 30, 2009, respectively. Net reimbursement per transport for CBS operations increased 17.4% and 11.2% in the quarter and six months ended June 30, 2010, compared to 2009, while Same-Base Transports for CBS operations were 2.4% and 7.7% lower over the same periods, respectively.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $12,146,000, or 9.9%, and $8,411,000, or 3.5%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

—
CBS – Net flight revenue increased $13,563,000, or 18.9%, to $85,273,000 for the second quarter of 2010 and $10,466,000, or 7.5%, to $150,552,000 for the six months ended June 30, 2010, for the following reasons:

—
Increases of 17.4% and 11.2% in net reimbursement per transport for the quarter and six months ended June 30, 2010, respectively, compared to 2009, due to the benefit of recent price increases net of the deterioration in payer mix described above. Net reimbursement per transport for the second quarter of 2009 was approximately 4.7% lower than the average net reimbursement per transport for all of 2009, primarily due to adjustments to reserves during the quarter to reflect actual collection results and payer mix.

—
Decreases of 246, or 2.4%, and 1,484, or 7.7%, in Same-Base Transports for the quarter and six months ended June 30, 2010, respectively, compared to 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 385 lower in the second quarter of 2010 but 250 higher in the six months ended June 30, 2010, compared to 2009. Requests for community-based services decreased by 3.3% and 5.6% for the quarter and six months ended June 30, 2010, respectively, for bases open greater than one year.

—
Incremental net revenue of $4,763,000 and $10,731,000 for the quarter and six months ended June 30, 2010, respectively, generated from the addition of fifteen new CBS bases, including four bases resulting from the conversion of HBS contracts, either during or subsequent to the first six months of 2009 and new service agreements with another air medical service provider in the Atlanta area effective February 2009.

—
Closure of six bases during or subsequent to the first six months of 2009, resulting in decreases in net revenue of approximately $832,000 and $2,409,000 during the quarter and six months ended June 30, 2010, respectively.

—
HBS – Net flight revenue decreased $1,417,000, or 2.8%, to $49,053,000 for the second quarter of 2010 and $2,055,000, or 2.1%, to $97,053,000 for the six months ended June 30, 2010, for the following reasons:

—
Cessation of service under six contracts and the conversion of two contracts to CBS operations during or subsequent to the first six months of 2009, resulting in decreases in net revenue of approximately $4,910,000 and $8,371,000 for the quarter and six months ended June 30, 2010, respectively.

—
Increase of 2.8% in flight volume for the quarter ended June 30, 2010, for all contracts excluding new contracts, contract expansions, and closed contracts discussed above. Flight volume decreased 3.6% for the six months ended June 30, 2010, compared to the prior year, for the same group of contracts.

—
Incremental net revenue of $293,000 and $652,000 for the quarter and six months ended June 30, 2010, generated from the addition of one new contract during the first quarter of 2009 and the expansion of another contract during the second quarter 2010.

—
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $219,000, or 0.4%, and $1,116,000, or 1.1%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009. Changes by business segment are as follows:

—
CBS – Flight center costs increased $2,229,000, or 7.0%, to $34,274,000 for the second quarter of 2010 and $4,730,000, or 7.4%, to $68,284,000 for the six months ended June 30, 2010, for the following reasons:

—	Increases of approximately $2,550,000 and $5,571,000 for the quarter and six months ended June 30, 2010, respectively, for the addition of personnel to staff new base locations described above.
—	Decreases of approximately $533,000 and $1,574,000 for the quarter and six months ended June 30, 2010, respectively, due to the closure of base locations described above.
—	Increases in salaries for merit pay raises.

—
HBS - Flight center costs decreased $2,010,000, or 9.7%, to $18,695,000 for the second quarter of 2010 and $3,614,000, or 8.7%, to $37,821,000 for the six months ended June 30, 2010, primarily due to the following:

—	Decreases of approximately $1,946,000 and $3,598,000 for the quarter and six months ended June 30, 2010, respectively, due to the closure of base locations described above.
—	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $1,037,000, or 4.1%, and $3,761,000, or 7.7%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
—
Increase of $1,121,000, or 3.0%, in aircraft maintenance expense to $38,129,000 for the six months ended June 30, 2010, compared to the prior year. Aircraft maintenance expense decreased $738,000, or 3.8%, to $18,518,000 in the second quarter of 2010 compared to the second quarter of 2009. Total flight volume for CBS and HBS operations decreased 2.5% and 8.2% for the quarter and six months ended June 30, 2010, respectively, compared to prior year. During the quarter and six months ended June 30, 2010, we incurred costs for 22 and 42 major maintenance events, such as engine and transmission overhauls, compared to 17 and 28 in the quarter and six months ended June 30, 2009, primarily because of the timing of overhaul cycles.

—
Increases of approximately 26.2% and 22.6% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2010, respectively. Total fuel costs increased $763,000 to $3,537,000 and $1,010,000 to $6,487,000 for the quarter and six months ended June 30, 2010, respectively, compared to 2009.

—	Increase in hull insurance rates effective July 2009.

Aircraft rental expense decreased $978,000, or 7.7%, and $902,000, or 3.6%, for the quarter and six months ended June 30, 2010, respectively, in comparison to the prior year. Incremental rental expense incurred in 2010 for fifteen leased aircraft added to our fleet during either 2009 or 2010 was more than offset by the buy-out or refinancing at lower lease rates or through debt financing of 36 aircraft.

Products Division

Medical interiors and products revenue decreased $2,362,000, or 39.9%, and $6,106,000, or 45.0%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009. Significant projects in process during 2010 included 32 multi-mission interiors for the U.S. Army’s HH-60L helicopter, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and eight modular medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2010, was as follows:
—	$2,279,000 and $4,198,000 – governmental entities
—	$1,279,000 and $3,265,000 – commercial customers

Significant projects in process during 2009 included 48 multi-mission interiors for the U.S. Army’s HH-60L helicopter, 81 MEV units, and five medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2009, was as follows:
—	$4,243,000 and $10,484,000 – governmental entities
—	$1,677,000 and $3,085,000 – commercial customers

Cost of medical interiors and products decreased $1,506,000, or 36.1%, and $3,990,000, or 38.6%, for the quarter and six months ended June 30, 2010, respectively, as compared to the prior year, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $377,000, or 41.3%, and $975,000, or 59.4% for the quarter and six months ended June 30, 2010, respectively, compared to 2009. We entered into seven new contracts either during or subsequent to the six months ended June 30, 2009.

Depreciation and amortization expense increased $1,509,000, or 32.6%, and $2,515,000, or 27.3%, for the quarter and six months ended June 30, 2010, compared to 2009. Since the first quarter of 2009, we have added 40 aircraft and 27 medical interiors, as well as three new software systems, totaling approximately $87.5 million to our depreciable assets.

General and administrative (G&A) expenses increased $1,854,000, or 12.2%, and $546,000, or 1.7%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were approximately 12% of revenue for the quarters ended June 30, 2010 and 2009, and approximately 13% of revenue for the six months ended June 30, 2010 and 2009.

Interest expense increased $503,000, or 44.8%, and $729,000, or 30.9%, for the quarter and six months ended June 30, 2010, respectively, compared to 2009, primarily because of $47.2 million in long-term notes with a weighted average interest rate of 6.5% entered into during or subsequent to the second quarter of 2009. Interest on the new notes was offset in part by the fact that we had no balance outstanding against our revolving line of credit during 2010, compared to an average balance of $6.2 million and $11.9 million during the quarter and six months ended June 30, 2009, respectively.

Income tax expense was $8,288,000 and $8,351,000 in the quarter and six months ended June 30, 2010, respectively, and $5,374,000 and $8,526,000 in the quarter and six months ended June 30, 2009, respectively. The effective tax rate was approximately 39% for 2010 and 38% for 2009. The increase in the effective tax rate was primarily attributed to a increase in certain permanent book-tax differences.

Liquidity and Capital Resources

Our working capital position as of June 30, 2010, was $125,235,000, compared to $133,366,000 at December 31, 2009. Cash generated by operations was $31,003,000 in 2010, compared to $24,107,000 in 2009. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, decreased from 107 days at December 31, 2009, to 83 days at June 30, 2010. In the first six months of 2010, we also billed approximately $7.9 million for medical interiors and other products which were completed and shipped; the majority of the related receivable balances were collected prior to the end of the second quarter.

Cash used by investing activities totaled $27,864,000 in 2010 compared to $8,968,000 in 2009. Equipment acquisitions in 2010 included seventeen aircraft for approximately $20.8 million, as well as medical interiors and avionics upgrades. We sold two aircraft for $3.2 million during the second quarter of 2010. Significant equipment acquisitions in 2009 included the purchase of five aircraft for approximately $13.9 million. During 2009 we sold five aircraft for total proceeds of $2.7 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident.

Financing activities used $2,382,000 in 2010 compared to $17,516,000 in 2009. The primary use of cash in both 2010 and 2009 was regularly scheduled payments of long-term debt and capital lease obligations. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft. The notes are payable over five-year terms with current weighted average interest rates of 4.8%. In 2009 we used proceeds of $16.9 million from five new long-term debt agreements to purchase two helicopters and to pay off $10.2 million of short-term notes payable to an aircraft manufacturer for the delivery of three helicopters. We used proceeds from operations to fully pay off the balance against our revolving credit facility as of June 30, 2009. We have not carried a balance against our line of credit during 2010.

Divisional Summary of Events

Community-Based Services

In addition to prices increases for our CBS operations on January 1 and April 1, we increased our gross charges an average of approximately 5% on July 1. In 2010 we have opened five new bases, including one resulting from the conversion of an HBS contract location to CBS operations. We expect to open five additional bases during the third quarter, including two resulting from the conversion of an HBS customer to CBS operations. We also anticipate the closure of at least one base prior to the end of the year.

Hospital-Based Services

Contracts with ten hospital customers are due for renewal in 2010, one of which has been renewed for a four-year term. During the first quarter of 2010, we ceased operations under one contract, representing three aircraft. We also received notification of the intent of one HBS customer, representing two aircraft, to terminate its contract with us effective in the fourth quarter of 2010. We expect to open two satellite locations for one of our current HBS customers during the third quarter.

Products Division

As of June 30, 2010, we were under contract to complete 32 HH60L units, three commercial medical interiors, and approximately 187 MEV units. Deliveries under all contracts in process are expected to be completed by the second quarter of 2011, and remaining revenue is estimated at $21.0 million.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2010, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $3,700,000 in flight revenue.

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

There have been no material changes in market risk at June 30, 2010, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Reserved

Item 5.	Other Information

Note Applicable

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: August 6, 2010	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 6, 2010	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 6, 2010	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer