Form 10-Q
period 2010-09-30
AIR METHODS CORP
filed 2010-11-05
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.06, outstanding as of October 22, 2010, was 12,537,621.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$45,597	38,073
Current installments of notes receivable	4	467
Receivables:
Trade, net	131,274	113,563
Refundable income taxes	--	995
Other	1,891	2,264

Total receivables	133,165	116,822

Inventories, including work-in-process on medical interiors and products contracts	26,488	27,670
Assets held for sale	13,965	10,425
Costs and estimated earnings in excess of billings on uncompleted contracts	1,325	6,614
Prepaid expenses and other	8,870	7,025

Total current assets	229,414	207,096

Property and equipment:
Land	251	251
Flight and ground support equipment	218,142	202,282
Aircraft rotable spare parts	36,312	28,295
Buildings and office equipment	37,401	34,274
	292,106	265,102
Less accumulated depreciation and amortization	(89,520)	(83,360)

Net property and equipment	202,586	181,742

Goodwill	20,291	20,291
Notes receivable, less current installments	122	125
Other assets, net of accumulated amortization of $2,511 and $2,279 at September 30, 2010 and December 31, 2009, respectively	14,015	14,878

Total assets	$466,428	424,132

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2010	2009
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$10,322	4,510
Current installments of long-term debt	14,531	14,882
Current installments of obligations under capital leases	850	968
Accounts payable	12,995	11,509
Deferred revenue	5,489	6,482
Billings in excess of costs and estimated earnings on uncompleted contracts	857	759
Accrued wages and compensated absences	15,556	12,438
Due to third party payers	4,205	3,945
Deferred income taxes	4,564	8,883
Income taxes payable	2,779	--
Other accrued liabilities	12,330	9,354

Total current liabilities	84,478	73,730

Long-term debt, less current installments	84,334	89,621
Obligations under capital leases, less current installments	975	1,359
Deferred income taxes	40,310	35,034
Other liabilities	25,562	27,846

Total liabilities	235,659	227,590

Stockholders' equity (notes 2 and 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,538,787 and 12,467,387 shares at September 30, 2010, and December 31, 2009, respectively; outstanding 12,533,121 and 12,459,554 shares at September 30, 2010, and December 31, 2009, respectively	752	748
Additional paid-in capital	85,709	82,978
Retained earnings	144,308	112,816

Total stockholders' equity	230,769	196,542

Total liabilities and stockholders’ equity	$466,428	424,132

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Flight revenue, net	$145,120	131,723	392,725	370,917
Medical interiors and products revenue	7,277	5,879	14,740	19,448
Other	1,537	972	4,153	2,613
	153,934	138,574	411,618	392,978
Operating expenses:
Flight centers	53,773	53,510	159,878	158,499
Aircraft operations	31,025	26,070	83,459	74,743
Aircraft rental	11,820	12,908	35,834	37,824
Cost of medical interiors and products sold	4,443	3,802	10,782	14,131
Depreciation and amortization	6,381	4,758	18,114	13,976
Gain on disposition of assets, net	(147)	(239)	(257)	(772)
General and administrative	17,219	15,978	50,175	48,388
	124,514	116,787	357,985	346,789

Operating income	29,420	21,787	53,633	46,189

Other income (expense):
Interest expense	(1,458)	(1,285)	(4,545)	(3,643)
Other, net	390	(37)	478	85

Income before income taxes	28,352	20,465	49,566	42,631

Income tax expense	9,723	7,861	18,074	16,387

Net income	$18,629	12,604	31,492	26,244

Basic income per common share (note 3)	$1.49	1.02	2.52	2.15

Diluted income per common share (note 3)	$1.48	1.01	2.51	2.12

Weighted average number of common shares outstanding – basic	12,504,382	12,337,120	12,476,577	12,218,369

Weighted average number of common shares outstanding – diluted	12,583,414	12,498,320	12,556,788	12,397,026

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$31,492	26,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,114	13,976
Deferred income tax expense (benefit)	1,390	(1,283)
Stock-based compensation	1,149	906
Excess tax benefit from exercise of stock options	(383)	(1,347)
Gain on disposition of assets, net	(257)	(772)
Unrealized loss on derivative instruments	343	264
Changes in assets and liabilities:
Increase in prepaid expenses and other current assets	(7,575)	(1,609)
Decrease (increase) in receivables	(16,343)	10,423
Decrease (increase) in inventories	1,182	(1,611)
Decrease (increase) in costs in excess of billings	5,289	(3,380)
Increase in accounts payable, other accrued liabilities, and other liabilities	8,403	10,953
Decrease in deferred revenue and billings in excess of costs	(895)	(659)
Net cash provided by operating activities	41,909	52,105

Cash flows from investing activities:
Acquisition of property and equipment	(36,762)	(43,246)
Proceeds from disposition and sale of equipment	6,644	8,060
Decrease in notes receivable and other assets	719	2,300
Net cash used by investing activities	(29,399)	(32,886)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,203	3,239
Excess tax benefit from exercise of stock options	383	1,347
Net repayments under line of credit	--	(19,258)
Proceeds from issuance of long-term debt	6,188	34,035
Payments for financing costs	(159)	(573)
Payments of long-term debt and notes payable	(11,826)	(26,544)
Payments of capital lease obligations	(775)	(1,431)
Net cash used by financing activities	(4,986)	(9,185)

Increase in cash and cash equivalents	7,524	10,034

Cash and cash equivalents at beginning of period	38,073	13,147

Cash and cash equivalents at end of period	$45,597	23,181

Interest paid in cash during the period	$4,398	3,516
Income taxes paid in cash during the period	$11,385	8,756

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

Non-cash investing and financing activities:

In the nine months ended September 30, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into a capital lease of $273 to finance the purchase of equipment. The Company also entered into notes payable of $10,322 to finance the purchase of aircraft which are held for sale as of September 30, 2010.

In the nine months ended September 30, 2009, the Company entered into capital leases of $450 to finance the purchase of equipment and into a note payable of $552 to finance insurance policies. In the nine months ended September 30, 2009, the Company settled notes payable of $8,954 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $16,424 to finance the purchase of aircraft which were held for sale as of September 30, 2009.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, deferred income taxes, valuation of long-lived assets, and valuation of goodwill. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform with the 2010 presentation.

(2)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2010, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2010	12,459,554	$196,542

Issuance of common shares for options exercised	72,400	1,203
Tax benefit from exercise of stock options	--	383
Stock-based compensation	1,167	1,149
Net income	--	31,492

Balances at September 30, 2010	12,533,121	$230,769

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(3)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares and dilutive potential common shares outstanding during the period. The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2010	2009
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	12,504,382	12,337,120
Dilutive effect of:
Common stock options	74,721	155,524
Unvested restricted stock	4,311	5,676
Weighted average number of common shares outstanding – diluted	12,583,414	12,498,320

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	12,476,577	12,218,369
Dilutive effect of:
Common stock options	76,243	174,200
Unvested restricted stock	3,968	4,457
Weighted average number of common shares outstanding – diluted	12,556,788	12,397,026

Common stock options of 43,500 and 108,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2010, respectively, because their effect would have been anti-dilutive. Common stock options of 38,500 and 222,234 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive.

(4)	New Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-24, Presentation of Insurance Claims and Related Insurance Recoveries, clarifying that health care entities should not net insurance recoveries against a related claim liability. The ASU is effective for periods beginning after December 15, 2010. The Company does not expect the implementation of ASU No. 2010-24 to have a material effect on its financial position or results of operations.

(5)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt (amounts in thousands):

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2010, is estimated to be $99,158.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 21 states at September 30, 2010. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 33 states under exclusive operating agreements at September 30, 2010. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Business Segment Information, continued

For quarter ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2010
External revenue	$96,038	50,630	7,266	--	--	153,934
Intersegment revenue	56	--	2,919	--	(2,975)	--
Total revenue	96,094	50,630	10,185	--	(2,975)	153,934

Operating expenses	(65,259)	(42,718)	(6,873)	(5,450)	2,167	(118,133)
Depreciation & amortization	(3,257)	(2,660)	(213)	(251)	--	(6,381)
Interest expense	(576)	(744)	(6)	(132)	--	(1,458)
Other income, net	10	--	--	380	--	390
Income tax expense	--	--	--	(9,723)	--	(9,723)
Segment net income (loss)	$27,012	4,508	3,093	(15,176)	(808)	18,629

2009
External revenue	$81,166	51,553	5,855	--	--	138,574
Intersegment revenue	54	--	4,563	--	(4,617)	--
Total revenue	81,220	51,553	10,418	--	(4,617)	138,574

Operating expenses	(60,102)	(43,642)	(7,533)	(4,475)	3,723	(112,029)
Depreciation & amortization	(2,505)	(1,854)	(141)	(258)	--	(4,758)
Interest expense	(356)	(730)	(9)	(190)	--	(1,285)
Other income (expense), net	12	--	--	(49)	--	(37)
Income tax expense	--	--	--	(7,861)	--	(7,861)
Segment net income (loss)	$18,269	5,327	2,735	(12,833)	(894)	12,604

For nine months ended September 30:
2010
External revenue	$249,227	147,683	14,708	--	--	411,618
Intersegment revenue	167	--	11,848	--	(12,015)	--
Total revenue	249,394	147,683	26,556	--	(12,015)	411,618

Operating expenses	(190,243)	(124,083)	(21,059)	(14,569)	10,083	(339,871)
Depreciation & amortization	(9,120)	(7,758)	(509)	(727)	--	(18,114)
Interest expense	(1,764)	(2,192)	(20)	(569)	--	(4,545)
Other income, net	32	--	--	446	--	478
Income tax expense	--	--	--	(18,074)	--	(18,074)
Segment net income (loss)	$48,299	13,650	4,968	(33,493)	(1,932)	31,492

2009
External revenue	$222,907	150,665	19,406	--	--	392,978
Intersegment revenue	162	--	16,673	--	(16,835)	--
Total revenue	223,069	150,665	36,079	--	(16,835)	392,978

Operating expenses	(176,936)	(128,475)	(28,327)	(13,138)	14,063	(332,813)
Depreciation & amortization	(7,379)	(5,406)	(436)	(755)	--	(13,976)
Interest expense	(1,074)	(1,947)	(18)	(604)	--	(3,643)
Other income, net	36	--	--	49	--	85
Income tax expense	--	--	--	(16,387)	--	(16,387)
Segment net income (loss)	$37,716	14,837	7,298	(30,835)	(2,772)	26,244

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2010, the CBS Division generated 60% of our total revenue, increasing from 56% in the nine months ended September 30, 2009.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 78% of total contract revenue) and hourly flight fees (approximately 22% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2010, the HBS Division generated 36% of our total revenue, decreasing from 39% in the nine months ended September 30, 2009.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. Products Division generated 4% of our total revenue in the nine months ended September 30, 2010, compared to 5% in the nine months ended September 30, 2009.

See Note 6 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 22% of HBS revenue. By contrast, 79% of our costs primarily associated with flight operations incurred during 2010 (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,900 and 30,000 for the quarter and nine months ended September 30, 2010, respectively, compared to approximately 10,800 and 30,600 for the quarter and nine months ended September 30, 2009, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 10,100 and 27,800 in the quarter and nine months ended September 30, 2010, respectively, compared to approximately 10,600 and 29,800 in the quarter and nine months ended September 30, 2009, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 321 and 71 lower in the quarter and nine months ended September 30, 2010, respectively, compared to 2009. Requests for community-based services decreased by 1.8% and 4.3% for the quarter and nine months ended September 30, 2010, respectively, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown. Net reimbursement per transport increased 13.1% in the nine months ended September 30, 2010, compared to 2009, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2010	2009	2010	2009
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	38%	37%	39%	38%
Provision for uncompensated care	20%	20%	20%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The number of transports covered by insurance decreased from 40% of total transports for the quarter ended September 30, 2009, to 36% of total transports for the quarter ended September 30, 2010, with most of the decrease moving to Medicare coverage. Payer mix remained consistent from March 31, 2010, to September 30, 2010. In 2010, increased collections from insurance payers almost entirely offset the impact of price increases on the percentage collectible from other payers and the deterioration in payer mix. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 22% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2009, we have taken delivery of 21 new aircraft and expect to take delivery of five additional aircraft through the end of 2010. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 25.9% and 10.8% for the quarter and nine months ended September 30, 2010, respectively, compared to 2009. Total flight volume for CBS and HBS operations was relatively unchanged for the third quarter of 2010 compared to the third quarter of 2009 and decreased 5.2% for the nine months ended September 30, 2010, compared to 2009. During the quarter and nine months ended September 30, 2010, we incurred costs for 29 and 71 major maintenance events, such as engine and transmission overhauls, compared to 12 and 40 in the quarter and nine months ended September 30, 2009, primarily because of the timing of overhaul cycles.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. The collective bargaining agreement covering our pilots expired on April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but resumed during the 3rd quarter of 2010. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $18,629,000 and $31,492,000 for the three and nine months ended September 30, 2010, respectively, compared to net income of $12,604,000 and $26,244,000 for the three and nine months ended September 30, 2009, respectively. Net reimbursement per transport for CBS operations increased 16.1% and 13.1% in the quarter and nine months ended September 30, 2010, compared to 2009, while Same-Base Transports for CBS operations were 4.6% and 6.6% lower over the same periods, respectively.

Flight Operations – Community-Based Services and Hospital-Based Services

Net flight revenue increased $13,397,000, or 10.2%, and $21,808,000, or 5.9%, for the quarter and nine months ended September 30, 2010, respectively, compared to 2009. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care. Changes by business segment were as follows:

•
CBS – Net flight revenue increased $14,301,000, or 17.8%, to $94,490,000 for the third quarter of 2010 and $24,767,000, or 11.2%, to $245,042,000 for the nine months ended September 30, 2010, for the following reasons:

•
Increases of 16.1% and 13.1% in net reimbursement per transport for the quarter and nine months ended September 30, 2010, respectively, compared to 2009, due to the benefit of recent price increases net of the deterioration in payer mix described above.

•
Decreases of 487, or 4.6%, and 1,971, or 6.6%, in Same-Base Transports for the quarter and nine months ended September 30, 2010, respectively, compared to 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 321 and 71 lower in the quarter and nine months ended September 30, 2010, compared to 2009. Requests for community-based services decreased by 1.8% and 4.3% for the quarter and nine months ended September 30, 2010, respectively, for bases open greater than one year.

•
Incremental net revenue of $7,396,000 and $18,127,000 for the quarter and nine months ended September 30, 2010, respectively, generated from the addition of nineteen new CBS bases—including seven bases resulting from the conversion of HBS contracts—during either 2010 or 2009 and from new service agreements with another air medical service provider in the Atlanta area effective February 2009.

•
Closure of eight bases during either 2010 or 2009 due to insufficient flight volume, resulting in decreases in net revenue of approximately $1,160,000 and $3,569,000 during the quarter and nine months ended September 30, 2010, respectively.

•
HBS – Net flight revenue decreased $904,000, or 1.8%, to $50,630,000 for the third quarter of 2010 and $2,959,000, or 2.0%, to $147,683,000 for the nine months ended September 30, 2010, for the following reasons:

•
Cessation of service under six contracts and the conversion of three contracts to CBS operations during either 2010 or 2009, resulting in decreases in net revenue of approximately $4,128,000 and $11,955,000 for the quarter and nine months ended September 30, 2010, respectively.

•
Increase of 1.8% in flight volume for the quarter ended September 30, 2010, for all contracts excluding new contracts, contract expansions, and closed contracts. Flight volume decreased 1.7% for the nine months ended September 30, 2010, compared to the prior year, for the same group of contracts.

•
Incremental net revenue of $1,158,000 and $1,810,000 for the quarter and nine months ended September 30, 2010, generated from the addition of one new contract during the first quarter of 2009 and the expansion of two other contracts during 2010.

•
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $263,000, or 0.5%, and $1,379,000, or 0.9%, for the quarter and nine months ended September 30, 2010, respectively, compared to 2009. Changes by business segment are as follows:

•
CBS – Flight center costs increased $1,847,000, or 5.6%, to $34,915,000 for the third quarter of 2010 and $6,577,000, or 6.8%, to $103,199,000 for the nine months ended September 30, 2010, respectively, for the following reasons:

•	Increases of approximately $2,390,000 and $7,961,000 for the quarter and nine months ended September 30, 2010, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $448,000 and $2,022,000 for the quarter and nine months ended September 30, 2010, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs decreased $1,584,000, or 7.7%, to $18,858,000 and $5,198,000, or 8.4%, to $56,679,000 for the quarter and nine months ended September 30, 2010, respectively, primarily due to the following:

•	Decreases of approximately $1,543,000 and $4,859,000 for the quarter and nine months ended September 30, 2010, respectively, due to the closure of base locations described above.
•	Increase of approximately $191,000 for the quarter and nine months ended September 30, 2010, respectively, for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $4,955,000, or 19.0%, and $8,716,000, or 11.7%, for the quarter and nine months ended September 30, 2010, respectively, in comparison to 2009. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
•
Increase in aircraft maintenance expense of $4,935,000, or 25.9%, to $23,951,000 and $6,055,000, or 10.8%, to $62,080,000 for the quarter and nine months ended September 30, 2010, respectively, compared to the prior year. Total flight volume for CBS and HBS operations was relatively unchanged during the third quarter of 2010 and decreased 5.2% for the nine months ended September 30, 2010, compared to prior year. During the quarter and nine months ended September 30, 2010, we incurred costs for 29 and 71 major maintenance events, such as engine and transmission overhauls, compared to 12 and 40 in the quarter and nine months ended September 30, 2009, primarily because of the timing of overhaul cycles.

•
Increases of approximately 1.3% and 14.5% in the cost of aircraft fuel per hour flown for the quarter and nine months ended September 30, 2010, respectively. Total fuel costs increased $229,000 to $3,513,000 and $1,239,000 to $10,000,000 for the quarter and nine months ended September 30, 2010, respectively, compared to 2009.

•	Increase in hull insurance rates effective July 2009, offset in part by a decrease in rates effective July 2010.

Aircraft rental expense decreased $1,088,000, or 8.4%, and $1,990,000, or 5.3%, for the quarter and nine months ended September 30, 2010, respectively, in comparison to prior year. Incremental rental expense incurred in 2010 for sixteen leased aircraft added to our fleet during either 2009 or 2010 was more than offset by the buy-out or refinancing of forty aircraft at lower lease rates or through debt financing.

Products Division

Medical interiors and products revenue increased $1,398,000, or 23.8%, for the third quarter of 2010 and decreased $4,708,000, or 24.2%, for the nine months ended September 30, 2010, compared to 2009. Significant projects in process during 2010 included 32 multi-mission interiors for the U.S. Army’s HH-60L helicopter, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and eight modular medical interior kits for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2010, was as follows:
•	$5,806,000 and $10,004,000 – governmental entities
•	$1,471,000 and $4,736,000 – commercial customers

Significant projects in process during 2009 included 48 HH-60L interiors, 81 litter MEV units, and eight medical interior kits for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2009, was as follows:
•	$3,592,000 and $14,076,000 – governmental entities
•	$2,287,000 and $5,372,000 – commercial customers

Cost of medical interiors and products increased $641,000, or 16.9%, for the third quarter of 2010 and decreased $3,349,000, or 23.7%, for the nine months ended September 30, 2010, compared to 2009, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $565,000, or 58.1%, and $1,540,000, or 58.9% for the quarter and nine months ended September 30, 2010, respectively, compared to 2009. We entered into seven new contracts during either 2010 or 2009.

Depreciation and amortization expense increased $1,623,000, or 34.1%, and $4,138,000, or 29.6%, for the quarter and nine months ended September 30, 2010, compared to 2009. Since the first quarter of 2009, we have added 41 aircraft and 33 medical interiors, as well as four new software systems, totaling approximately $92.3 million to our depreciable assets.

Interest expense increased $173,000, or 13.5%, and $902,000, or 24.8%, for the quarter and nine months ended September 30, 2010, respectively, compared to 2009, primarily because of $47.2 million in long-term notes with a weighted average interest rate of 6.5% entered into during or subsequent to the second quarter of 2009. Interest on the new notes was offset in part by the fact that we had no balance outstanding against our revolving line of credit during 2010, compared to an average balance of $8.4 million during the nine months ended September 30, 2009.

Income tax expense was $9,723,000 and $18,074,000 in the quarter and nine months ended September 30, 2010, respectively, compared to $7,861,000 and $16,387,000 in the quarter and nine months ended September 30, 2009, respectively. The effective tax rate was approximately 36.5% for 2010 and 38.4% for 2009. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2010, was $144,936,000, compared to $133,366,000 at December 31, 2009. Cash generated by operations was $41,909,000 in 2010, compared to $52,105,000 in 2009, reflecting the change in operating results described above. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, decreased from 107 days at December 31, 2009, to 84 days at September 30, 2010. In 2010 we also billed approximately $15.7 million for medical interiors and other products which were completed and shipped; approximately half of the related receivable balances were collected prior to the end of the third quarter.

Cash used by investing activities totaled $29,399,000 in 2010 compared to $32,886,000 in 2009. Equipment acquisitions in 2010 included eighteen aircraft for approximately $21.9 million, as well as medical interiors and avionics upgrades. We sold four aircraft for $5.9 million during the second quarter of 2010. Significant equipment acquisitions in 2009 included the purchase of sixteen aircraft for approximately $36.1 million. During 2009 we sold eight aircraft for total proceeds of $5.9 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident.

Financing activities used $4,986,000 in 2010 compared to $9,185,000 in 2009. The primary use of cash in both 2010 and 2009 was regularly scheduled payments of long-term debt and capital lease obligations. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft. The notes are payable over five-year terms with current weighted average interest rates of 4.8%. In 2009 we used proceeds of $34.0 million from thirteen new long-term debt agreements to purchase nine helicopters and to pay off $14.5 million of short-term notes payable to an aircraft manufacturer for the delivery of four helicopters. We used proceeds from operations to fully pay off the balance against our revolving credit facility during the second quarter of 2009. We have not carried a balance against our line of credit during 2010.

During the third quarter of 2010, we entered into a purchase commitment totaling approximately $40.2 million for fifteen Bell 407 aircraft. Deliveries are scheduled throughout 2011, beginning in January. Under the terms of the agreement, we will trade in a Bell 430 helicopter to satisfy a portion of the deposit requirements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of aircraft under the commitment for any other reason, we may forfeit nonrefundable deposits made to date. Deposits are due six months in advance of each individual aircraft delivery.

Divisional Summary of Events

Community-Based Services

In addition to prices increases for our CBS operations during the first three quarters of 2010, we increased our gross charges an average of approximately 3% on October 1. In 2010 we have opened nine new bases, including four resulting from the conversion of HBS contract locations to CBS operations, and closed two bases due to insufficient flight volume. We expect to open three additional bases during the fourth quarter, including one resulting from the conversion of an HBS customer to CBS operations. We also anticipate the closure of at least one base prior to the end of the year.

Hospital-Based Services

Contracts with ten hospital customers are due for renewal in 2010, five of which have been renewed for terms ranging from one to five years. One other contract is expected to convert to CBS operations during the fourth quarter of 2010. During the first quarter of 2010, we ceased operations under one contract, representing three aircraft. We also received notification of the intent of one HBS customer, representing two aircraft, to terminate its contract with us effective in the fourth quarter of 2010. During the third quarter, we opened two satellite locations for one of our current HBS customers, and one of our HBS customers converted to CBS operations. We expect one HBS customer to expand to a satellite location during the fourth quarter.

Products Division

As of September 30, 2010, we were under contract to complete 50 HH60L units, three commercial medical interiors, and approximately 187 MEV units. Deliveries under all contracts in process are expected to be completed by the second quarter of 2012, and remaining revenue is estimated at $22.7 million.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the nine months ended September 30, 2010, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $5,957,000 in flight revenue.

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

There have been no material changes in market risk at September 30, 2010, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

In the fourth quarter of 2010, we entered into a fuel derivative agreement for approximately 70% of our projected fuel consumption for the year ending December 31, 2011, to protect us against increases in the cost of Gulf Coast jet fuel above $2.68 per gallon for wholesale purchases. We cannot be in a liability position at settlement under this agreement even if the price of fuel declines, since we paid a premium for this right when the derivative was purchased.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: November 5, 2010	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)