Form 10-K
period 2010-12-31
AIR METHODS CORP
filed 2011-03-11
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________________________to_________________________________________

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Commission file number   0-16079

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7301 South Peoria, Englewood, Colorado 80112
(Address of principal executive offices and zip code)

303-792-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.06 PAR VALUE PER SHARE (the "Common Stock")
(Title of Class)

The NASDAQ Stock Market
(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $332,364,000

The number of outstanding shares of Common Stock as of March 4, 2011, was 12,601,831.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2011 annual meeting of stockholders.

To Form 10-K

i

ii

PART I

ITEM 1.	BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two service delivery models: Community-Based Services (CBS) and Hospital-Based Services (HBS). Rocky Mountain Holdings, LLC (RMH), FSS Airholdings, LLC. (FSS), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) all operate as wholly-owned subsidiaries of Air Methods. FSS is the parent company of CJ Systems Aviation Group, Inc. (CJ).

As of December 31, 2010, our CBS Division provided air medical transportation services in 24 states, while our HBS Division provided air medical transportation services to hospitals located in thirty states under operating agreements with original terms generally ranging from one to ten years. Under both CBS and HBS operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Under the CBS delivery model, our employees or contractors provide medical care to patients en route, while under the HBS delivery model, medical care en route is provided by employees or contractors of our customer hospitals. Our Products Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

In 2008 we entered the voluntary Safety Management System (SMS) administered by the Federal Aviation Administration (FAA) and in the first quarter of 2011 successfully exited Level 2, the third phase of a five-phase program. SMS follows the International Civil Aviation Organization standard as a quality management approach to controlling risk by providing the organizational framework to support a sound safety culture. It also provides our management with a detailed roadmap for monitoring safety-related processes. With the completion of Level 2, most of the components of SMS are in place; subsequent levels focus on maturing those components and moving from reactive analysis to proactive analysis of flight and aircraft systems data. As part of the SMS initiative in 2010, we established a Maintenance Safety Action Program (MSAP) to complement the Aviation Safety Action Program (ASAP) and Line Operations Safety Audit (LOSA) programs established in 2009. Each of these facilitates greater communications from our field operations and earlier identification of areas of concern to enable us to devote resources and attention to issues on a proactive basis.

Over the past several years, we have been in the process of equipping our fleet with Night Vision Goggles (NVG), Terrain Avoidance Warning Systems (TAWS), satellite tracking equipment, satellite weather information equipment, and wire strike kits. In 2010 we invested $6.5 million in equipment and training costs related to this initiative for aircraft already in our fleet, in addition to the $7.9 million we invested in 2009. In 2010, we also took delivery of ten new aircraft which were retrofitted with this equipment.

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

The division operates 138 helicopters and three fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 24 states. Although the division does not generally contract directly with specific hospitals, it typically has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

In 2010 the CBS Division opened nine new bases, including five resulting from the conversion of four HBS customers to CBS operations, and closed two due to insufficient flight volume.

Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all CBS locations are conducted from our national center in Omaha, Nebraska, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and transfer center services to outside third parties.

Competition with the CBS Division comes primarily from three national operators (Air Medical Group Holdings, Inc.; OmniFlight, Inc.; and PHI, Inc.) and from smaller regional carriers and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical CBS location. We believe that our competitive strengths center on the quality of our patient care and customer service, the medical capability of the aircraft we deploy, and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Hospital-Based Services

Our HBS Division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 173 helicopters and nine fixed wing aircraft in thirty states. Under the typical operating agreement with a hospital, we earn approximately 78% of our revenue from a fixed monthly fee and 22% from an hourly flight fee from the hospital. These fees are earned regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our HBS contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

In 2010 three of our hospital customers expanded their services areas, resulting in four new bases of operation. Contracts with ten hospital customers were due for renewal in 2010, seven of which were renewed for terms ranging from one to five years. Two other contracts were extended into 2011, pending negotiation of final contract renewal terms, and one contract converted to CBS operations upon expiration in 2010. Cost containment pressures have led an increasing number of healthcare institutions to consider outsourcing their flight programs to community-based models of operation. One customer, representing two base locations, opted to terminate the contract with us as of the end of 2010, prior to the expiration date in the first quarter of 2011.

Competition with the HBS Division comes primarily from four national operators: Air Medical Group Holdings, Inc.; Metro Aviation, Inc.; OmniFlight, Inc.; and PHI, Inc. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our training, maintenance, and customer service; the medical capability of the aircraft we deploy; and our investment in safety equipment and programs for our operations.

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

We maintain patents covering several products. These include the Litter Lift System used in the U.S. Army’s HH-60M helicopter and Medical Evacuation Vehicle (MEV), and the Articulating Patient Loading System and Modular Equipment Frame developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are widely available from several different vendors.

As of December 31, 2010, projects in process included 26 HH-60M units, 57 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, and approximately 187 MEV litter systems for the U.S. Army’s Stryker vehicle. In the fourth quarter of 2010, we received a contract from the U.S. Army for 24 additional HH-60M units. Deliveries under all contracts in process or received as of December 31, 2010, are expected to be completed by the third quarter of 2012, and remaining revenue is estimated at $23.3 million.

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

Employees

As of December 31, 2010, we had 2,753 full time and 207 part time employees, comprised of 956 pilots; 531 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 730 flight nurses and paramedics; and 743 business, dispatch, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a collective bargaining agreement (CBA) on March 31, 2006. The agreement was effective January 1, 2006, through April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but resumed during the third quarter of 2010. Although negotiations are active, no agreement has yet been reached.

Government Regulation

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification. Air Methods holds a Part 135 Air Carrier Certificate and a Part 145 Repair Station Certificate, which covers one master and four satellite locations, from the FAA. A Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2010, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

In 2010 the FAA issued a Notice of Proposed Rule-making (NPRM) for Part 135 air medical operators which, if enacted as presently written, may mandate changes to flight and duty time, flight dispatching procedures to assess flight risk prior to launch, minimum safety equipment requirements, and training requirements. These proposed changes may potentially result in increased response times affecting flight volume and increased cost of operations. The FAA’s process of evaluating comments received from the industry and determining final rules is expected to take 18 to 24 months. In 2010 the FAA also issued an NPRM mandating SMS for all certificated Part 135 and 121 carriers. This proposed regulation is not expected to have a significant adverse impact on our operations, if enacted, because we have already begun implementation of SMS.

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Market rules, and other federal and state securities laws.

Available Information

Our internet site is www.airmethods.com. We make available free of charge, on or through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

ITEM 1A.	RISK FACTORS

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those described below.

•
Flight volume – Almost all CBS revenue and approximately 22% of HBS revenue is dependent upon flight volume. Approximately 21% of our costs primarily associated with flight operations incurred during the year ended December 31, 2010, also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February tend to have lower flight volume due to weather conditions and other factors, resulting in lower CBS operating revenue during these months. Flight volume for CBS operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has outpaced trends in the demand for service. Transport volume may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of recent, high-profile accidents within the air medical industry; or questions regarding the medical necessity for certain transports.

•
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBS Division invoices patients and their insurers directly for services rendered and recognizes revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Although we have not yet experienced a direct impact on Medicaid rates, the pressure on state governments to balance their budgets may lead them to decrease Medicaid benefits offered to their citizens. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance, as well as economic pressures on employers. As the cost of healthcare increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation on our operations is still unknown. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $5.2 million to $6.0 million in pre-tax operating results. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBS transports.

•
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from American Eurocopter Corporation (AEC) and Bell Helicopter, Inc. (Bell) and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2010, AEC aircraft comprise 83% of our helicopter fleet while Bell aircraft constitute 15%. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. Increases in our monthly and hourly flight fees billed to our HBS customers in a few cases are limited to changes in the consumer price index. As a result, an unusually high increase in the price of parts may not be fully passed on to our HBS customers. The ability to pass on price increases for CBS operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

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

•
Employee unionization - In September 2003, our pilots voted to be represented by a collective bargaining unit, and we signed a CBA on March 31, 2006. The agreement was effective January 1, 2006, through April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but resumed during the third quarter of 2010. Although negotiations are active, no agreement has yet been reached. CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. The CBA also establishes wage scales, including adjustments for geographic locations, covering each year of the agreement. There can be no assurance that the CBA will be renewed under terms resembling those of the current agreement. Union personnel have also actively attempted to organize other employee groups in the past and these groups may elect to be represented by unions in the future.

•
Competition – Our HBS division faces significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. In addition to the national and regional providers, our CBS division also faces competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing HBS contracts or CBS market share in the future.

•
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most HBS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In CBS operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. In addition, loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationships with such hospitals. Approximately 56% of any increases in hull and liability insurance may be passed through to our HBS customers according to contract terms.

•
Fuel costs – Fuel accounted for 2.7% of total operating expenses for the year ended December 31, 2010. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. In 2010 and 2009, we entered into financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010; above $2.71 per gallon from July 1, 2010, through December 31, 2010; and above $2.68 per gallon from January 1, 2011, through December 31, 2011. For 2010 our fuel derivatives covered approximately 97% of our fuel consumption. Fuel derivatives in place as of December 31, 2010, cover approximately 90% of our anticipated fuel consumption for 2011.

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

•
Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA, which imposes significant compliance costs on us. In addition, reimbursement rates for air ambulance services established by governmental programs such as Medicare directly affect CBS revenue and indirectly affect HBS revenue from customers. Changes in laws or regulations or in reimbursement rates could have a material adverse impact on our cost of operations or revenue from flight operations. Periodically the FAA issues airworthiness directives covering one or more models of aircraft. Although we believe that our aircraft are currently in compliance with all FAA-issued airworthiness directives, additional airworthiness directives likely will be issued in the future and may result in additional operating costs or make a particular model of aircraft uneconomical to operate. In 2010 the FAA issued an NPRM for Part 135 air medical operators which, if enacted as presently written, may mandate changes to flight and duty time, flight dispatching procedures to assess flight risk prior to launch, minimum safety equipment requirements, and training requirements. These proposed changes may potentially result in increased response times affecting flight volume and increased cost of operations. The FAA’s process of evaluating comments received from the industry and determining final rules is expected to take 18 to 24 months. In 2010 the FAA also issued an NPRM mandating SMS for all certificated Part 135 and 121 carriers. This proposed regulation is not expected to have a significant adverse impact on our operations, if enacted, because we have already begun implementation of SMS.

•
Debt and lease obligations – We are obligated under debt facilities providing for up to approximately $147.1 million of indebtedness, of which approximately $97.1 million was outstanding at December 31, 2010, and operating lease obligations which total $358.8 million over the remaining terms of the leases. We have cash on hand of $60.7 million, a portion of which could be used to prepay debt without penalty. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

•
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2010, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 113,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings, subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We also own and lease various properties for depot level maintenance, warehouse, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2010, our aircraft fleet consisted of 90 Company-owned aircraft and 177 aircraft leased under operating leases. The table below also includes 56 aircraft owned by HBS customers and operated by us under contracts with them.

Type	CBS Division	HBS Division	HBS Customer-Owned	Total

Single-Engine Helicopters:
Bell 206	--	1	--	1
Bell 407	--	18	7	25
Eurocopter AS 350	54	22	4	80
Eurocopter EC 130	15	6	--	21
Total Single-Engine	69	47	11	127

Twin-Engine Helicopters:
Bell 222	12	1	--	13
Bell 412	2	1	--	3
Bell 429	--	1	--	1
Bell 430	--	--	4	4
Eurocopter AS 365	--	2	5	7
Eurocopter BK 117	30	17	7	54
Eurocopter EC 135	25	44	7	76
Eurocopter EC 145	--	7	14	21
Boeing MD 902	--	--	1	1
Agusta 109	--	2	2	4
Total Twin-Engine	69	75	40	184
Total Helicopters	138	122	51	311

Airplanes:
King Air E 90	--	--	2	2
King Air B 100	1	--	--	1
King Air B 200	1	1	--	2
Pilatus PC 12	1	3	3	7
Total Airplanes	3	4	5	12

TOTALS	141	126	56	323

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

Year Ended December 31, 2010

Common Stock	High	Low

First Quarter	$35.23	$26.19
Second Quarter	36.06	29.75
Third Quarter	41.72	27.62
Fourth Quarter	56.27	40.58

Year Ended December 31, 2009

Common Stock	High	Low

First Quarter	$20.68	$13.51
Second Quarter	29.62	17.01
Third Quarter	35.51	25.78
Fourth Quarter	35.55	28.51

As of March 4, 2011, there were approximately 180 holders of record of our common stock. We estimate that we have approximately 5,600 beneficial owners of common stock.

We have not paid any cash dividends since inception but may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2005 through December 31, 2010, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of 500 publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Alliance Network Communications Holdings; Alpine Air Express, Inc.; Avantair, Inc.; Bristow Group, Inc.; Home Energy Savings Corp.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2005, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
AIR METHODS CORPORATION	100.00	161.39	287.11	92.43	194.34	325.26
S & P 500	100.00	115.80	122.16	76.96	97.33	111.99
PEER GROUP	100.00	114.55	162.83	63.81	107.10	147.38

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the years ended December 31, 2010, 2009, 2008, and 2007, increased in part as a result of the acquisition of CJ in October 2007.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenue	$562,002	514,298	501,447	398,289	320,913

Operating expenses	(417,386)	(397,269)	(398,590)	(293,424)	(244,227)
General and administrative expenses	(69,226)	(64,963)	(67,480)	(53,298)	(40,710)
Other expense, net	(5,333)	(4,962)	(4,899)	(6,119)	(5,632)
Income before income taxes	70,057	47,104	30,478	45,448	30,344
Income tax expense	(25,942)	(18,151)	(11,209)	(17,911)	(13,144)

Net income	$44,115	28,953	19,269	27,537	17,200

Basic income per common share	$3.53	2.36	1.59	2.30	1.46

Diluted income per common share	$3.50	2.33	1.54	2.20	1.40

Weighted average number of shares of Common Stock outstanding - basic	12,496,513	12,267,727	12,155,144	11,953,871	11,748,107

Weighted average number of shares of Common Stock outstanding - diluted	12,596,414	12,434,586	12,530,381	12,512,077	12,306,047

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$474,679	424,132	394,924	369,552	250,157
Long-term liabilities	154,871	153,860	142,674	125,433	95,014
Stockholders' equity	245,756	196,542	160,464	142,020	107,314

SELECTED OPERATING DATA

	2010	2009	2008	2007		2006
For year ended December 31:
CBS patient transports	40,046	39,613	42,394	39,256	(1)	34,116
HBS medical missions	56,737	60,545	63,577	59,658	(1)	50,670
As of December 31:
CBS bases	113	105	100	106		76
HBS bases	123	129	145	157		90

(1) Includes transports and missions for CJ locations from October 1, 2007 through December 31, 2007, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2010 the CBS Division generated 61% of our total revenue, compared to 56% in 2009 and 59% in 2008.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists primarily of fixed monthly fees (approximately 78% of total contract revenue) and hourly flight fees (approximately 22% of total contract revenue) billed to hospital customers. In 2010 the HBS Division generated 35% of our total revenue, compared to 39% in 2009 and 38% in 2008.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2010 the Products Division generated 4% of our total revenue, compared to 5% in 2009 and 3% in 2008.

See Note 13 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 22% of HBS revenue. By contrast, 79% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the year ended December 31, 2010, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 40,000 for 2010 compared to approximately 39,600 for 2009. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 37,200 in 2010 compared to 38,600 in 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 1,236 lower in 2010 compared to 2009. Requests for community-based services decreased by 2.9% for the year ended December 31, 2010, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown. Net reimbursement per transport increased 15.7% in the year ended December 31, 2010, compared to 2009, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for CBS operations were as follows:

	For years ended December 31,
	2010	2009	2008
Gross billings	100%	100%	100%
Provision for contractual discounts	39%	38%	35%
Provision for uncompensated care	19%	20%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The number of transports covered by insurance decreased from 39% of total transports for the year ended December 31, 2009, to 36% of total transports for the year ended December 31, 2010, with most of the decrease moving to Medicare coverage. In 2010, increased collections from insurance payers offset the impact of price increases on the percentage collectible from other payers and the deterioration in payer mix. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 22% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2009, we have taken delivery of 26 new aircraft and expect to take delivery of a total of 37 additional aircraft during 2011 and 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 14.5% from the year ended December 31, 2009, to the year ended December 31, 2010, while total flight volume for CBS and HBS operations decreased 2.4% over the same period. During the year ended December 31, 2010, we incurred costs for 113 major maintenance events, such as engine and transmission overhauls, compared to 66 in the year ended December 31, 2009, primarily because of the timing of overhaul cycles.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. The collective bargaining agreement covering our pilots expired on April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but resumed during the third quarter of 2010. Although negotiations are active, no agreement has yet been reached. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2010 compared to 2009

We reported net income of $44,115,000 for the year ended December 31, 2010, compared to $28,953,000 for the year ended December 31, 2009. Net reimbursement per transport for CBS operations increased 15.7% in 2010 compared to 2009, while Same-Base Transports for CBS operations were 3.5% lower over the same period.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $47,549,000, or 9.8%, from $486,303,000 for the year ended December 31, 2009, to $533,852,000 for the year ended December 31, 2010. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $49,632,000, or 17.3%, to $337,057,000 for the following reasons:
•
Increase of 15.7% in net reimbursement per transport for the year ended December 31, 2010, compared to 2009, due to the benefit of recent price increases net of the deterioration in payer mix described above.

•
Decrease of 1,341, or 3.5%, in Same Base Transports in 2010 compared to 2009. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 1,236 lower in 2010 compared to 2009. Requests for community-based services decreased by 2.9% for the year ended December 31, 2010, for bases open greater than one year.

•
Incremental net revenue of $24,375,000 generated from the addition of twenty new CBS bases—including eight bases resulting from the conversion of HBS contracts—during either 2010 or 2009 and from new service agreements with another air medical service provider in the Atlanta area effective February 2009.

•	Closure of eight bases during either 2010 or 2009 due to insufficient flight volume, resulting in a decrease in net revenue of approximately $5,375,000.

•	HBS – Net flight revenue decreased $2,083,000, or 1.0%, to $196,795,000 for the following reasons:
•	Cessation of service under six contracts and the conversion of four contracts to CBS operations during either 2010 or 2009, resulting in a decrease in net revenue of approximately $15,146,000.
•	Incremental net revenue of $3,048,000 generated from the addition of one new contract during the first quarter of 2009 and the expansion of three other contracts during 2010.
•	Annual price increases in the majority of contracts based on changes in the Consumer Price Index or spare parts prices from aircraft manufacturers and the renewal of contracts at higher rates.
•	Increase of 1.8% in flight volume for bases open longer than one year.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $5,581,000, or 2.7%, to $216,092,000 for the year ended December 31, 2010, compared to 2009. Changes by business segment were as follows:

•	CBS – Flight center costs increased $10,635,000, or 8.2%, to $139,612,000 for the following reasons:
•	Increase of $10,365,000 for the addition of personnel and facilities to staff new base locations described above.
•	Decrease of $2,889,000 due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•	HBS - Flight center costs decreased $5,054,000, or 6.2%, to $76,480,000 primarily due to the following:
•	Decrease of approximately $5,775,000 due to the base closures described above.
•	Increase of approximately $519,000 for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $13,294,000, or 13.4%, for the year ended December 31, 2010, in comparison to 2009. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
•
Increase of $10,733,000, or 14.5%, in aircraft maintenance expense to $84,712,000. During the year ended December 31, 2010, we incurred costs for 113 major maintenance events, such as engine and transmission overhauls, compared to 66 in the year ended December 31, 2009, primarily because of the timing of overhaul cycles.

•	Increase of approximately 10.4% in the cost of aircraft fuel per hour flown. Fuel costs increased by $1,519,000 to a total expense of $13,301,000 for 2010, compared to 2009.
•	Decrease of 2.4% in total flight volume for CBS and HBS operations.
•	Increase in hull insurance rates effective July 2009, offset by a decrease in rates effective July 2010.

Aircraft rental expense decreased $2,236,000, or 4.5%, for the year ended December 31, 2010, in comparison to 2009. Incremental rental expense incurred in 2010 for nineteen leased aircraft added to our fleet during either 2009 or 2010 was more than offset by the buy-out or refinancing of 42 aircraft at lower lease rates or through debt financing.

Medical Interiors and Products

Sales of medical interiors and products decreased $1,855,000, or 7.6%, from $24,302,000 for the year ended December 31, 2009, to $22,447,000 for the year ended December 31, 2010. Significant projects in process during 2010 included 32 HH-60M units, 36 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV litter systems, and five medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2010, was as follows:
•	$16,785,000 – governmental entities
•	$5,662,000 – commercial customers

Significant projects in process during 2009 included 48 HH-60L units, 81 MEV litter systems, and eight medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2009, was as follows:
•	$16,919,000 – governmental entities
•	$7,383,000 – commercial customers

Cost of medical interiors and products decreased $2,274,000, or 12.6%, for the year ended December 31, 2010, as compared to the previous year, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $2,010,000, or 54.4% for the year ended December 31, 2010, compared to 2009. We entered into eight new contracts during either 2010 or 2009.

Depreciation and amortization expense increased $4,733,000, or 23.8%, for the year ended December 31, 2010. Since the first quarter of 2009, we have added 42 aircraft and 38 medical interiors, as well as four new software systems, totaling approximately $95.6 million to our depreciable assets.

Interest expense increased $838,000, or 16.5%, for the year ended December 31, 2010, compared to 2009, primarily because of $47.2 million in long-term notes with a weighted average interest rate of 6.5% entered into subsequent to the first quarter of 2009. Interest on the new notes was offset in part by the fact that we had no balance outstanding against our revolving line of credit during 2010, compared to an average balance of $6.4 million during the year ended December 31, 2009.

Income tax expense was $25,942,000, or 37.0% of income before taxes, in 2010 and $18,151,000, or 38.5% of income before taxes, in 2009. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state rate by approximately $300,000 and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

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

Flight center costs increased $805,000, or 0.4%, to $210,511,000 for the year ended December 31, 2009, compared to 2008. Changes by business segment were as follows:

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

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2010 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$95,223	14,871	44,281	23,010	13,061
Interest payments (1)	14,786	4,506	6,486	2,785	1,009
Total long-term debt obligations	110,009	19,377	50,767	25,795	14,070

Capital leases	1,917	964	866	87	--
Interest payments	193	116	71	6	--
Total capital lease obligations	2,110	1,080	937	93	--

Operating leases	358,782	59,502	112,958	91,954	94,368
Aircraft purchase commitments	89,465	64,806	24,659	--	--

Total	$560,366	144,765	189,321	117,842	108,438

(1)
Interest payments include an estimate of variable-rate interest on notes with principal balances totaling $33,697,000 as of December 31, 2010, using the weighted average rates in effect during 2010. Because we have not carried a balance against our revolving credit facility since May 2009, no estimate of interest on the line of credit is included in the above table.

Balloon payments on long-term debt are due as follows:
•	$579,000 in 2011
•	$21,755,000 in 2012
•	$4,710,000 in 2013
•	$10,762,000 in 2014
•	$2,755,000 in 2015
•	$5,896,000 in 2016
•	$392,000 in 2017
•	$2,950,000 in 2018

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2009, we had one open purchase commitment totaling approximately $26.2 million for twelve aircraft, ten of which were delivered in 2010 with the remaining two scheduled to be delivered in 2011. In addition to these two aircraft, we also had open purchase commitments as of December 31, 2010, totaling approximately $85.0 million for 35 aircraft scheduled to be delivered in 2011 and 2012. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically we have financed aircraft acquired under similar commitments through operating lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $4.7 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2010, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2011 and 2012.

Residual Value Guarantees

We have entered into various aircraft operating leases under which we provide residual value guarantees to the lessor. As of December 31, 2010, the undiscounted maximum amount of potential future payments under the guarantees is $5,281,000. Of this amount, $5,040,000 relates to aircraft operating leases which were assumed in the CJ acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

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

Sources and Uses of Cash

We had cash and cash equivalents of $60,710,000 and working capital of $164,021,000 at December 31, 2010, compared to cash and cash equivalents of $38,073,000 and working capital of $133,366,000 at December 31, 2009. Cash generated by operations totaled $70,362,000 in 2010 compared to $70,155,000 in 2009. Despite an increase in accounts receivable as a result of increased revenue, cash generated by operations remained consistent due to improved collections for CBS operations. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, decreased from 107 days at December 31, 2009, to 90 days at December 31, 2010.

Cash used for investing activities totaled $40,855,000 in 2010, compared to $36,141,000 in 2009. Equipment acquisitions in 2010 included the purchase of one aircraft and the buyout of 22 previously leased aircraft for a total of approximately $30.5 million, as well as medical interiors and avionics upgrades. We sold eight aircraft for $7.3 million during 2010. Significant equipment acquisitions in 2009 included the purchase of nineteen aircraft for approximately $41.0 million. During 2009 we sold nine aircraft for total proceeds of $6.4 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident.

Financing activities used $6,870,000 in 2010 compared to $9,088,000 in 2009. The primary use of cash in both 2010 and 2009 was regularly scheduled payments of long-term debt and capital lease obligations. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft. The notes are payable over five-year terms with current weighted average interest rates of 4.8%. In 2009 we used proceeds of $41.0 million from fifteen new long-term debt agreements to purchase ten helicopters and to pay off $18.8 million of short-term notes payable to an aircraft manufacturer for the delivery of five helicopters. We used proceeds from operations to fully pay off the balance against our revolving credit facility during the second quarter of 2009. We have not carried a balance against our line of credit during 2010.

Senior Credit Facility

Our senior credit facility consists of term loans with a balance of $30,365,000 as of December 31, 2010, and a revolving credit facility. As of December 31, 2010, we had no balance outstanding against the $50 million revolving credit facility and available capacity on the facility of $45,500,000. The capacity available on the revolving credit facility is reduced by three outstanding letters of credit totaling $4,500,000.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time without penalty. Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2010, the interest rate on the term loans was 2.56%.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2010, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the year ended December 31, 2010, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $8,105,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. In estimating sensitivity, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 65% before the carrying value of the reporting unit exceeded its fair value.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit (which has no balance outstanding at December 31, 2010) and $33,697,000 in notes payable. Based on the amounts outstanding at December 31, 2010, the annual impact of a change of 100 basis points in interest rates would be approximately $337,000. Interest rates on these instruments approximate current market rates as of December 31, 2010.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the year ended December 31, 2010, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $1,200,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for CBS operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2010 volume is not necessarily indicative of the impact on subsequent years or quarters. We have financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.68 per gallon for wholesale purchases from January 1, 2011, through December 31, 2011, covering approximately 90% of our anticipated fuel consumption for 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, and their report is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2011, for the Annual Meeting of Stockholders to be held in June 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2011, for the Annual Meeting of Stockholders to be held in June 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2011, for the Annual Meeting of Stockholders to be held in June 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2011, for the Annual Meeting of Stockholders to be held in June 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2011, for the Annual Meeting of Stockholders to be held in June 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009, and 2008

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 201013

3.4	By-Laws as Amended8

4.1	Specimen Stock Certificate2

10.1	1995 Air Methods Corporation Employee Stock Option Plan4

10.2	Amendment to 1995 Air Methods Corporation Employee Stock Option Plan5

10.3	Amended and Restated 2006 Equity Compensation Plan7

10.4	Amendment to Amended and Restated 2006 Equity Compensation Plan13

10.5	Form of Restricted Stock Grant Agreement10

10.6	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 19933

10.7	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 20036

10.8	Employment Agreement between the Company and Company and Michael D. Allen, dated January 4, 20069

10.9	Employment Agreement between the Company and Trent J. Carman, dated April 28, 20036

10.10	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 20036

10.11	Employment Agreement between the Company and Paul Tate, dated February 22, 200814

10.12	Employment Agreement between the Company and Edward Rupert, dated June 14, 201013

10.13	Employment Agreement between the Company and Howard Ragsdale, dated June 17, 201013

10.14
Revolving Credit, Term Loan and Security Agreement, dated as of September 17, 2007, among Air Methods Corporation, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc. and LifeNet, Inc., KeyBank National Association, as Administrative Agent for the Lenders, Lead Arranger and Sole Book Runner, and the lending parties thereto11

10.15
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

10.16
Form of Guaranty Agreement between KeyBank, as Agent for the Lenders and each of (i) Special Jet Services, Inc., (ii) CJ Critical Care Transportation Systems of Kentucky, Inc., (iii) CJ Critical Care Transportation Systems of Florida, Inc., and (iv) CJ Critical Care Transportation Systems, Inc. 12

10.17	Air Methods Corporation Economic Value Added Plan, adopted February 5, 200915

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 21, 2008, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date: March 11, 2011	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 11, 2011
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	March 11, 2011
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	March 11, 2011
Sharon J. Keck

/s/ George W. Belsey	Chairman of the Board	March 11, 2011
George W. Belsey

/s/ Ralph J. Bernstein	Director	March 11, 2011
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	March 11, 2011
Mark D. Carleton

/s/ C. David Kikumoto	Director	March 11, 2011
C. David Kikumoto

/s/ Carl H. McNair, Jr.	Director	March 11, 2011
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	March 11, 2011
Lowell D. Miller, Ph.D.

/s/ David A. Roehr	Director	March 11, 2011
David A. Roehr

/s/ Morad Tahbaz	Director	March 11, 2011
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2010 and 2009	F-3

Consolidated Statements of Income,
Years Ended December 31, 2010, 2009, and 2008	F-5

Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 2010, 2009, and 2008	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2010, 2009, and 2008	F-7

Notes to Consolidated Financial Statements,
December 31, 2010 and 2009	F-10

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009, and 2008	F-28

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 10, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Denver, Colorado
March 10, 2011

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009
(Amounts in thousands, except share and per share amounts)

	2010	2009
Assets

Current assets:
Cash and cash equivalents	$60,710	38,073
Current installments of notes receivable	4	467
Receivables:
Trade, net (note 4)	132,329	113,563
Refundable income taxes	2,403	995
Other	3,510	2,264
	138,242	116,822

Inventories, including work-in-process on medical interiors and products contracts (note 4)	26,820	27,670
Assets held for sale	2,523	10,425
Costs and estimated earnings in excess of billings on uncompleted contracts (note 2)	160	6,614
Prepaid expenses and other current assets (note 3)	9,614	7,025

Total current assets	238,073	207,096

Property and equipment (notes 4 and 5):
Land	251	251
Flight and ground support equipment	220,591	202,282
Aircraft rotable spare parts	35,375	28,295
Buildings and office equipment	37,371	34,274
	293,588	265,102
Less accumulated depreciation and amortization	(92,713)	(83,360)

Net property and equipment	200,875	181,742

Goodwill	20,291	20,291
Notes and other receivables, less current installments	121	125
Other assets, net of accumulated amortization of $2,716 and $2,279 at December 31, 2010 and 2009, respectively	15,319	14,878

Total assets	$474,679	424,132

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

	2010	2009
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$--	4,510
Current installments of long-term debt (note 4)	14,871	14,882
Current installments of obligations under capital leases (note 5)	964	968
Accounts payable	13,633	11,509
Deferred revenue	6,089	6,482
Billings in excess of costs and estimated earnings on uncompleted contracts (note 2)	638	759
Accrued wages and compensated absences	13,941	12,438
Due to third party payers	4,628	3,945
Deferred income taxes (note 10)	7,143	8,883
Other accrued liabilities	12,145	9,354

Total current liabilities	74,052	73,730

Long-term debt, less current installments (note 4)	80,352	89,621
Obligations under capital leases, less current installments (note 5)	953	1,359
Deferred income taxes (note 10)	42,392	35,034
Other liabilities (note 5)	31,174	27,846

Total liabilities	228,923	227,590

Stockholders’ equity (note 7):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,602,164 and 12,467,387 shares at December 31, 2010 and 2009, respectively; outstanding 12,600,998 and 12,459,554 shares at December 31, 2010 and 2009, respectively	756	748
Additional paid-in capital	88,069	82,978
Retained earnings	156,931	112,816

Total stockholders' equity	245,756	196,542

Commitments and contingencies (notes 4, 5, 11, and 12)

Total liabilities and stockholders' equity	$474,679	424,132

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2010	2009	2008
Revenue:
Flight revenue, net (note 9)	$533,852	486,303	485,184
Sales of medical interiors and products	22,447	24,302	13,618
Other	5,703	3,693	2,645
	562,002	514,298	501,447
Operating expenses:
Flight centers	216,092	210,511	209,706
Aircraft operations (note 3)	112,829	99,535	117,523
Aircraft rental (note 5)	47,670	49,906	47,389
Cost of medical interiors and products sold	15,776	18,050	9,737
Depreciation and amortization	24,602	19,869	17,090
Loss (gain) on disposition of assets, net	417	(602)	(2,855)
General and administrative	69,226	64,963	67,480
	486,612	462,232	466,070

Operating income	75,390	52,066	35,377

Other income (expense):
Interest expense	(5,924)	(5,086)	(5,197)
Other, net	591	124	298

Income before income taxes	70,057	47,104	30,478

Income tax expense (note 10)	(25,942)	(18,151)	(11,209)

Net income	$44,115	28,953	19,269

Income per common share (note 6):
Basic	$3.53	2.36	1.59
Diluted	$3.50	2.33	1.54

Weighted average number of common shares outstanding:
Basic	12,496,513	12,267,727	12,155,144
Diluted	12,596,414	12,434,586	12,530,381

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stock-holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2008	12,136,879	$728	--	$--	76,698	64,594	142,020

Issuance of common shares for options	109,000	7	--	--	1,309	--	1,316
Tax benefit from exercise of stock options	--	--	--	--	506	--	506
Stock-based compensation (note 7)	22,500	2	--	--	2,204	--	2,206
Unvested restricted stock	16,300	--	--	--	--	--	--
Purchase of treasury shares	--	--	227,917	(4,853)	--	--	(4,853)
Net income	--	--	--	--	--	19,269	19,269

Balances at December 31, 2008	12,284,679	737	227,917	(4,853)	80,717	83,863	160,464

Issuance of common shares for options	410,625	25	--	--	3,894	--	3,919
Tax benefit from exercise of stock options	--	--	--	--	2,029	--	2,029
Stock-based compensation (note 7)	--	--	--	--	1,177	--	1,177
Retirement of treasury shares	(227,917)	(14)	(227,917)	4,853	(4,839)	--	--
Net income	--	--	--	--	--	28,953	28,953

Balances at December 31, 2009	12,467,387	748	--	--	82,978	112,816	196,542

Issuance of common shares for options	135,777	8	--	--	3,018	--	3,026
Tax benefit from exercise of stock options	--	--	--	--	561	--	561
Stock-based compensation (note 7)	--	--	--	--	1,512	--	1,512
Forfeiture of unvested restricted shares	(1,000)	--	--	--	--	--	--
Net income	--	--	--	--	--	44,115	44,115

Balances at December 31, 2010	12,602,164	$756	--	$--	88,069	156,931	245,756

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands)

	Year Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$44,115	28,953	19,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	24,602	19,869	17,090
Deferred income tax expense	6,051	5,419	7,048
Stock-based compensation	1,512	1,177	2,206
Tax benefit from exercise of stock options	(561)	(2,029)	(506)
Loss (gain) on disposition of assets	417	(602)	(2,855)
Unrealized loss on derivative instrument	181	455	128
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(21,420)	21,371	17,924
Decrease (increase) in inventories	850	(2,826)	(8,176)
Increase in prepaid expenses and other current assets	(691)	(1,046)	(575)
Decrease (increase) in costs in excess of billings	6,454	(774)	(2,383)
Increase in accounts payable, other accrued liabilities, and other liabilities	9,366	647	3,186
Decrease in deferred revenue and billings in excess of costs	(514)	(459)	(242)
Net cash provided by operating activities	70,362	70,155	52,114

Cash flows from investing activities:
Acquisition of property and equipment and assets held for sale	(49,290)	(47,907)	(60,783)
Proceeds from disposition and sale of equipment and assets held for sale	7,983	8,774	16,900
Decrease (increase) in notes and other receivables and other assets, net	452	2,992	(702)

Net cash used in investing activities	(40,855)	(36,141)	(44,585)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2010	2009	2008
Cash flows from financing activities:
Proceeds from issuance of common stock	$3,026	3,919	1,316
Payments for purchases of common stock	--	--	(4,853)
Tax benefit from exercise of stock options	561	2,029	506
Net borrowings (payments) under line of credit	--	(19,258)	2,646
Proceeds from long-term debt	6,188	41,021	21,547
Payments for financing costs	(178)	(618)	(212)
Payments of long-term debt	(15,468)	(34,502)	(19,114)
Payments of capital lease obligations	(999)	(1,679)	(1,352)
Net cash provided (used) by financing activities	(6,870)	(9,088)	484
Increase in cash and cash equivalents	22,637	24,926	8,013

Cash and cash equivalents at beginning of year	38,073	13,147	5,134

Cash and cash equivalents at end of year	$60,710	38,073	13,147

Interest paid in cash during the year	$5,672	4,861	5,080
Income taxes paid in cash during the year	$19,627	9,755	2,771

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands, except share amounts)

Non-cash investing and financing activities:

In the year ended December 31, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into capital leases of $589 to finance the purchase of equipment. The Company also traded a used aircraft for a $2,000 deposit toward the purchase of fifteen new aircraft.

In the year ended December 31, 2009, the Company entered into capital leases of $450 to finance the purchase of equipment and into a note payable of $552 to finance insurance policies. In the year ended December 31, 2009, the Company settled notes payable of $5,061 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $4,510 to finance the purchase of aircraft which were held for sale as of December 31, 2009.

In the year ended December 31, 2008, the Company entered into capital lease obligations of $2,668 to finance the purchase of equipment. In the year ended December 31, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt and entered into notes payable of $19,520 to finance the purchase of aircraft which were held for sale as of December 31, 2008. The Company also made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which decreased goodwill by $16.

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. Rocky Mountain Holdings, LLC (RMH), Mercy Air Service, Inc. (Mercy Air), LifeNet, Inc. (LifeNet), and FSS Airholdings, LLC (FSS) operate as wholly-owned subsidiaries of Air Methods. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $27,828,000 and $10,916,000 at December 31, 2010 and 2009, respectively, consist of short-term money market funds.

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

	2010	2009

Allowance for contractual discounts	$54,915	45,273
Allowance for uncompensated care	56,749	39,043
Total	$111,664	84,316

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Inventories

Inventories are comprised primarily of expendable aircraft parts and manufactured parts for medical aircraft interiors and are recorded at the lower of cost (average cost) or market.

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

Description	Lives	EstimatedResidual value
Buildings, including hangars	40 years	10%
Helicopters, including medical equipment	8 – 25 years	10 - 25%
Ground support equipment and rotables	5 – 10 years	0 - 10%
Furniture and office equipment	3 – 10 years	0%

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

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. In 2008, the Company recorded net adjustments of $16,000 to decrease goodwill related to the acquisition of FSS and did not recognize any losses related to impairment of existing goodwill in 2010, 2009, and 2008.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Derivative Instruments

The Company accounts for derivative financial instruments under FASB ASC 815, Derivatives and Hedging. ASC 815 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. The Company is also required to describe the reason and method for using derivative instruments in its operations. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. As of December 31, 2010, the Company’s derivative instruments were not designated as hedging instruments. Changes in the fair value of the fuel derivative instruments are reflected in fuel expense, included in aircraft operations expense, in the statement of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2010, assets held for sale consisted of three aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

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

Revenue relating to emergency flights is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings are as follows:

	2010	2009	2008

Gross billings	100%	100%	100%
Provision for contractual discounts	39%	38%	35%
Provision for uncompensated care	19%	20%	20%

The Company has from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. The Company also provides services to patients who have no insurance or other third-party payer coverage. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payers.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

The Company has medical interior and products contracts to manufacture and install medical equipment and modify aircraft for third parties. When the total cost to complete a project can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

Stock-based Compensation

The Company accounts for its stock-based compensation under FASB ASC 718, Compensation – Stock Compensation. ASC 718 requires recognition over the vesting period in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees.

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

The Company evaluates its tax positions in accordance with FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes. ASC 740-10-25 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2010, is estimated to be $99,747,000, compared to carrying value of $95,223,000. The fair value of long-term debt as of December 31, 2009, was estimated to be $103,527,000, compared to a carrying value of $104,503,000.

New Accounting Standards

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

(2)	Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2010, the estimated period to complete contracts in process ranges from one to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2010	2009

Costs incurred on uncompleted contracts	$22,358	25,350
Estimated contribution to earnings	10,639	7,061
	32,997	32,411
Less billings to date	(33,475)	(26,556)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$(478)	5,855

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Derivative Instruments

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 2.7%, 2.5%, and 4.0% of the Company’s operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2010 the Company had fuel derivatives in place related to approximately 97% of its fuel consumption. Fuel derivatives in place as of December 31, 2010, cover approximately 90% of the Company’s anticipated fuel consumption for 2011.

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

In 2010 and 2009, the Company entered into financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010; above $2.71 per gallon from July 1, 2010, through December 31, 2010; and above $2.68 per gallon from January 1, 2011, through December 31, 2011.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped based on the type of inputs used in measuring fair value as follows:

Level 1:	quoted prices in active markets for identical assets or liabilities;
Level 2:	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3:	unobservable inputs, such as discounted cash flow models or valuations.

The fair value of all fuel derivative contracts included in prepaid expenses and other current assets was $586,000 and $348,000 at December 31, 2010 and 2009, respectively, and are classified as Level 2 in the fair value hierarchy. Aircraft operations expense for the years ended December 31, 2010, 2009, and 2008, included non-cash mark to market derivative losses of $181,000, $455,000, and $128,000, respectively. There were no cash settlements under the terms of the agreements in 2010, 2009, or 2008.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2010	2009
Term loan with monthly interest payments and quarterly installments of principal with all remaining principal due in 2012. Interest rate at December 31, 2010, is 2.56%.	$30,365	37,505
Notes payable with interest rates from 6.30% to 7.88%, due in monthly installments of principal and interest with all remaining principal due in 2014, collateralized by aircraft	17,824	19,486
Notes payable with interest rates from 6.86% to 7.87%, due in monthly installments of principal and interest with all remaining principal due in 2016, collateralized by aircraft	13,041	14,009
Notes payable with interest rates from 5.48% to 5.66%, due in monthly installments of principal and interest with all remaining principal due in 2013, collateralized by aircraft	7,197	7,962
Notes payable with interest rates from 5.08% to 6.66%, due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft	5,506	7,482
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	5,310	5,605
Notes payable with interest rates from 6.04% to 7.06%, due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft	4,696	2,618
Note payable with interest rate at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	3,600	3,925
Notes payable with variable interest rates due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft. Interest rate at December 31, 2010, is 4.00%.	3,332	---
Note payable with interest rate at 5.85%, due in monthly installments of principal and interest with all remaining principal due in 2012, collateralized by aircraft	2,382	2,523
Note payable with interest rate at 6.46%, due in monthly installments of principal and interest with all remaining principal due in 2011, collateralized by aircraft	747	1,067
Note payable with interest rate at 5.60%. Paid in full in 2010.	--	995
Note payable with interest rate at 6.99%, due in monthly installments of principal and interest with all remaining principal due in 2017, collateralized by aircraft	1,223	1,326
	95,223	104,503
Less current installments	(14,871)	(14,882)
	$80,352	89,621

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Long-term Debt, continued

The Company’s senior credit facility consists of term loans with a balance of $30,365,000 as of December 31, 2010, and a revolving credit facility. As of December 31, 2010, the Company had no balance outstanding against the $50 million revolving credit facility and available capacity on the facility of $45,500,000. The capacity available on the revolving credit facility is reduced by three outstanding letters of credit totaling $4,500,000.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. The facility matures September 1, 2012, but can be prepaid at any time without penalty. Base Rate loans (as defined) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.5%. The interest rate for LIBOR Rate loans (as defined) is generally the LIBOR rate plus 1.5% to 2.5%. As of December 31, 2010, the interest rate on the term loans was 2.56%.

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

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2010, the Company was in compliance with the covenants of the credit facility.

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2011	$14,871
2012	32,364
2013	11,917
2014	16,619
2015	6,391
Thereafter	13,061
$95,223

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Leases

The Company leases hangar and office space under noncancelable operating leases and leases certain equipment and aircraft under noncancelable operating and capital leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. As of December 31, 2010, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2011	$1,080	59,502
2012	595	57,845
2013	342	55,113
2014	66	49,578
2015	27	42,376
Thereafter	--	94,368

Total minimum lease payments	2,110	$358,782
Less amounts representing interest	(193)
Present value of minimum capital lease payments	1,917
Less current installments	(964)
	$953

Rent expense relating to operating leases totaled $56,933,000, $58,482,000, and $56,441,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company receives certain allowances for the completion of medical interiors within its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the term of the lease and are included in other liabilities in the consolidated balance sheets. As of December 31, 2010 and 2009, unamortized completion allowances included in other liabilities totaled $19,990,000 and $14,742,000, respectively.

At December 31, 2010 and 2009, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $2,376,000 and $2,829,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Income per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2010	2009	2008
Weighted average number of common shares outstanding – basic	12,496,513	12,267,727	12,155,144
Dilutive effect of:
Common stock options	97,489	159,663	374,482
Unvested restricted stock	2,412	7,196	755
Weighted average number of common shares outstanding – diluted	12,596,414	12,434,586	12,530,381

Common stock options totaling 124,333, 185,234, and 38,500 were not included in the diluted income per share calculation for the years ended December 31, 2010, 2009, and 2008, respectively, because their effect would have been anti-dilutive.

(7)	Stock-based Compensation

In August 2006, the Company’s shareholders approved the 2006 Equity Compensation Plan (2006 Plan) which provides for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. In August 2010, the Company’s shareholders approved an amendment to the 2006 Plan, increasing the number of shares of common stock available under the plan from 600,000 to 1,000,000. The 2006 Plan is administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock granted under the 2006 Plan in 2008 were valued at the closing market price of the Company’s common stock on the date of grant, vested over a weighted average life of 2.0 years, and were subject to a restriction on the transfer of the shares for one year following the vesting date.

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

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2010, no shares have been issued under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2010, options to purchase 92,000 shares of stock, with exercise prices ranging from $27.64 to $41.03, were granted at a weighted average fair value of $11.01. The weighted average fair value of options granted during the years ended December 31, 2009 and 2008, was $8.53 and $15.02, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2010	2009	2008
Expected term (in years)	3.4	3.4	3.5
Expected volatility	51%	51%	41%
Risk-free interest rate	1.6%	1.2%	2.1%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted-AverageRemaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2010	458,208	$25.60

Granted	92,000	29.22
Exercised	(135,777)	22.28
Canceled	(12,500)	23.74

Outstanding at December 31, 2010	401,931	27.61	3.1	$11,520

Exercisable at December 31, 2010	265,199	27.52	2.6	7,625

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $2,631,000, $6,842,000, and $2,299,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Stock-based Compensation, continued

The following is a summary of restricted stock activity during the year ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2010	7,833	$46.40

Vested	(5,667)	46.14
Forfeited	(1,000)	45.56

Nonvested at December 31, 2010	1,166	48.37

The total fair value of shares vested during 2010, 2009, and 2008 was $293,000, $235,000 and $625,000, respectively.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized $1,512,000, $1,177,000, and $2,206,000 in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2010, was $991,000 and is expected to be recognized over the remaining weighted average vesting term of approximately one year.

(8)	Related Party Transactions

During the year ended December 31, 2010, the Company paid one of its directors $105,000 to provide consulting services. In addition, the director was issued 5,000 stock options with an exercise price of $41.03 per share and a grant-date fair value totaling $65,000. The options vested immediately and are exercisable over a three-year term.

(9)	Revenue

The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for initial terms ranging from one to ten years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2010, provide for the following revenue for years ending December 31 (amounts in thousands):

2011	$127,426
2012	88,698
2013	48,974
2014	14,860
2015	3,937
Thereafter	--
$283,895

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2010	2009	2008
Current income tax expense:
Federal	$(17,231)	(11,189)	(2,825)
State	(2,660)	(1,543)	(1,336)
	(19,891)	(12,732)	(4,161)

Deferred income tax expense:
Federal	(5,162)	(4,612)	(6,325)
State	(889)	(807)	(723)
	(6,051)	(5,419)	(7,048)
Total income tax expense	$(25,942)	(18,151)	(11,209)

The Company’s effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which it operates and by changing tax laws and regulations in those jurisdictions. In 2008 the effective rate used to determine state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation. Income tax benefit of $1,479,000 was recognized for the year ended December 31, 2008, as a result of applying the new rate to deferred tax assets and liabilities.

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2010	2009	2008
Tax at the federal statutory rate	$(24,520)	(16,486)	(10,668)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(1,960)	(1,752)	(1,590)
Nontaxable (nondeductible) items	72	138	(460)
Adjustment to filed returns	73	17	26
Tax credits	90	--	--
Changes in estimated state tax rates	287	(8)	1,479
Other	16	(60)	4
Net income tax expense	$(25,942)	(18,151)	(11,209)

For state income tax purposes, at December 31, 2010, the Company has net operating loss carryforwards of approximately $10 million, expiring at various dates through 2028. In addition, as of December 31, 2010, the Company has approximately $1.5 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods for FSS. Utilization of the FSS net operating loss carryforwards, which expire at various dates through 2026, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

For the years ended December 31, 2010, 2009, and 2008, the Company recognized excess tax benefits related to stock option plans in the amount of $561,000, $2,029,000, and $506,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$588	576
Accruals and other, principally due to differences in employee compensation and benefits	8,013	6,181
Other liabilities, principally due to differences in revenue recognition	6,354	5,252
Total deferred tax assets	14,955	12,009

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(49,817)	(42,344)
Allowance for uncollectible accounts	(12,747)	(12,699)
Goodwill	(902)	(686)
Other	(1,024)	(197)
Total deferred tax liabilities	(64,490)	(55,926)
Net deferred tax liability	$(49,535)	(43,917)

Based on management’s assessment of future taxable earnings and tax-planning strategies, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

At December 31, 2010, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2010, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2007. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute 1% to 60% of their gross pay up to the IRS maximum ($16,500 for 2010). Employees age 50 or older may make additional contributions up to the IRS maximum ($22,000 for 2010). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross pay. On February 29, 2008, the defined contribution plan obtained with the acquisition of FSS was terminated, and the assets of the plan were merged into the Company’s defined contribution retirement plan. Company contributions to all plans totaled approximately $6,575,000, $6,474,000, and $6,740,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

(12)	Commitments, Contingencies, and Concentrations

As of December 31, 2009, the Company had one open purchase commitment totaling approximately $26.2 million for twelve aircraft, ten of which were delivered in 2010 with the remaining two scheduled to be delivered in 2011. In addition to these two aircraft, the Company also had open purchase commitments as of December 31, 2010, totaling approximately $85.0 million for 35 aircraft scheduled to be delivered in 2011 and 2012. The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under similar commitments through operating lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $4.7 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2010, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2011 and 2012.

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

The Company has entered into various aircraft operating leases under which it provides residual value guarantees to the lessor. As of December 31, 2010, the undiscounted maximum amount of potential future payments under the guarantees is $5,281,000. Of this amount, $5,040,000 relates to aircraft operating leases which were assumed in the FSS acquisition. No amounts have been accrued for any estimated losses with respect to the guarantees, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company’s actual and expected loss experience.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Commitments, Contingencies, and Concentrations, continued

As of December 31, 2010, American Eurocopter Corporation (AEC) aircraft comprise 83% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 15%. The Company obtains a substantial portion of its helicopter spare parts and components from AEC and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

The Company’s pilots, comprising 32% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement covering our pilots expired on April 30, 2009. Negotiations on a new CBA commenced in the fourth quarter of 2008 and were referred for mediation during the second quarter of 2009. Under the Railway Labor Act, mediation decisions are non-binding on either party, and the duration of the process may vary depending upon the mediator assigned and the complexity of the issues negotiated. No meetings were held by the mediator during the first and second quarters of 2010, but resumed during the third quarter of 2010. Although negotiations are active, no agreement has yet been reached.

Payer mix for the Company’s Community-Based Services operations, based on number of transports, was as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Private insurance carriers	36%	39%
Medicare	29%	27%
Medicaid	21%	20%
Self-pay patients	14%	14%

(13)	Business Segment Information

The Company identifies operating segments based on management responsibility and the type of services or products offered. Operating segments and their principal services or products are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 24 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Business Segment Information, continued

	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2010
External revenue	$342,798	196,795	22,409	--	--	562,002
Intersegment revenue	223	--	15,545	--	(15,768)	--
Total revenue	343,021	196,795	37,954	--	(15,768)	562,002

Operating expenses	(258,140)	(166,725)	(29,195)	(20,988)	13,038	(462,010)
Depreciation & amortization	(12,353)	(10,546)	(721)	(982)	--	(24,602)
Interest expense	(2,281)	(2,905)	(26)	(712)	--	(5,924)
Other, net	44	--	--	547	--	591
Income tax expense	--	--	--	(25,942)	--	(25,942)
Net income (loss)	$70,291	16,619	8,012	(48,077)	(2,730)	44,115

2009
External revenue	$291,144	198,901	24,253	--	--	514,298
Intersegment revenue	216	--	20,964	--	(21,180)	--
Total revenue	291,360	198,901	45,217	--	(21,180)	514,298

Operating expenses	(236,920)	(169,281)	(35,804)	(17,930)	17,572	(442,363)
Depreciation & amortization	(10,108)	(8,183)	(579)	(999)	--	(19,869)
Interest expense	(1,497)	(2,744)	(26)	(819)	--	(5,086)
Other, net	48	--	--	76	--	124
Income tax expense	--	--	--	(18,151)	--	(18,151)
Net income (loss)	$42,883	18,693	8,808	(37,823)	(3,608)	28,953

2008
External revenue	$300,033	187,927	13,487	--	--	501,447
Intersegment revenue	216	--	23,326	--	(23,542)	--
Total revenue	300,249	187,927	36,813	--	(23,542)	501,447

Operating expenses	(249,263)	(172,582)	(29,081)	(17,067)	19,013	(448,980)
Depreciation & amortization	(7,835)	(7,973)	(601)	(681)	--	(17,090)
Interest expense	(2,360)	(2,507)	--	(330)	--	(5,197)
Other, net	96	--	--	202	--	298
Income tax expense	--	--	--	(11,209)	--	(11,209)
Net income (loss)	$40,887	4,865	7,131	(29,085)	(4,529)	19,269

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2010 and 2009 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2010
Revenue	$118,510	139,174	153,934	150,384
Operating income	1,589	22,624	29,420	21,757
Income before income taxes	166	21,048	28,352	20,491
Net income	103	12,760	18,629	12,623
Basic income per common share	.01	1.02	1.49	1.01
Diluted income per common share	.01	1.02	1.48	.99

2009
Revenue	$125,391	129,013	138,574	121,320
Operating income	9,281	15,121	21,787	5,877
Income before income taxes	8,140	14,026	20,465	4,473
Net income	4,988	8,652	12,604	2,709
Basic income per common share	.41	.71	1.02	.22
Diluted income per common share	.41	.70	1.01	.22

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2010	$45,273	319,279	(309,637)	54,915
Year ended December 31, 2009	50,631	262,723	(268,081)	45,273
Year ended December 31, 2008	40,187	227,383	(216,939)	50,631

Allowance for uncompensated care
Year ended December 31, 2010	$39,043	154,171	(136,465)	56,749
Year ended December 31, 2009	54,118	133,712	(148,787)	39,043
Year ended December 31, 2008	51,031	133,173	(130,086)	54,118

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.