Form 10-Q
period 2011-03-31
AIR METHODS CORP
filed 2011-05-06
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                         March 31, 2011

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐                                                                                              Accelerated Filer ☒
Non-accelerated Filer ☐  (Do not check if a smaller reporting company)             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 29, 2011, was 12,656,229.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
Assets

Current assets:
Cash and cash equivalents	$56,412	60,710
Current installments of notes receivable	4	4
Receivables:
Trade	128,342	132,329
Refundable income taxes	2,262	2,403
Other	1,691	3,510
	132,295	138,242

Inventories, including work-in-process on medical interiors and products contracts	26,086	26,820
Assets held for sale	7,376	2,523
Costs and estimated earnings in excess of billings on uncompleted contracts	456	160
Prepaid expenses and other	14,116	9,614

Total current assets	236,745	238,073

Property and equipment:
Land	251	251
Flight and ground support equipment	233,134	220,591
Aircraft rotable spare parts	37,504	35,375
Buildings and other equipment	38,491	37,371
	309,380	293,588
Less accumulated depreciation and amortization	(98,780)	(92,713)

Net property and equipment	210,600	200,875

Goodwill	22,659	20,291
Notes and other receivables, less current installments	120	121
Other assets, net of accumulated amortization of $2,964 and $2,716 at March 31, 2011 and December 31, 2010, respectively	15,783	15,319

Total assets	$485,907	474,679

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2011	2010
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$6,714	--
Current installments of long-term debt	14,731	14,871
Current installments of obligations under capital leases	880	964
Accounts payable	12,485	13,633
Deferred revenue	4,818	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts	2,037	638
Accrued wages and compensated absences	15,723	13,941
Due to third party payers	4,664	4,628
Deferred income taxes	7,963	7,143
Other accrued liabilities	12,232	12,145

Total current liabilities	82,247	74,052

Long-term debt, less current installments	76,752	80,352
Obligations under capital leases, less current installments	799	953
Deferred income taxes	44,378	42,392
Other liabilities	27,806	31,174

Total liabilities	231,982	228,923

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 16,000,000 shares; issued 12,694,229 and 12,602,164 shares at March 31, 2011, and December 31, 2010, respectively; outstanding 12,641,729 and 12,600,998 shares at March 31, 2011, and December 31, 2010, respectively	759	756
Additional paid-in capital	90,249	88,069
Retained earnings	162,917	156,931

Total stockholders' equity	253,925	245,756

Total liabilities and stockholders’ equity	$485,907	474,679

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Flight revenue, net	$124,521	113,279
Sales of medical interiors and products	5,801	3,905
Other	1,583	1,318
	131,905	118,502

Operating expenses:
Flight centers	55,654	53,136
Aircraft operations	24,854	26,309
Aircraft rental	11,741	12,303
Cost of medical interiors and products sold	3,978	3,672
Depreciation and amortization	6,709	5,595
Gain on disposition of assets, net	(361)	(29)
General and administrative	18,307	15,935
	120,882	116,921

Operating income	11,023	1,581

Other income (expense):
Interest expense	(1,328)	(1,461)
Other, net	180	46

Income before income taxes	9,875	166

Income tax expense	(3,889)	(63)

Net income	$5,986	103

Basic income per common share (note 4)	$.47	.01

Diluted income per common share (note 4)	$.47	.01

Weighted average number of common shares outstanding – basic	12,607,522	12,459,592

Weighted average number of common shares outstanding – diluted	12,758,669	12,529,664

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$5,986	103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,709	5,595
Deferred income tax expense (benefit)	2,806	(902)
Stock-based compensation	691	361
Tax expense (benefit) from exercise of stock options	(375)	12
Gain on disposition of assets, net	(361)	(29)
Unrealized loss (gain) on derivative instrument	(1,043)	216
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(3,349)	(1,595)
Decrease in receivables	6,871	7,642
Decrease in inventories	1,179	267
Decrease (increase) in costs in excess of billings	(296)	2,254
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(4,311)	5,480
Increase (decrease) in deferred revenue and billings in excess of costs	38	(465)
Net cash provided by operating activities	14,545	18,939

Cash flows from investing activities:
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 2)	(1,554)	--
Acquisition of equipment and leasehold improvements	(16,270)	(15,049)
Proceeds from disposition and sale of equipment and assets held for sale	2,343	543
Increase in notes receivable and other assets, net	(356)	(182)
Net cash used by investing activities	(15,837)	(14,688)

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from financing activities:
Proceeds from long-term debt	$--	3,750
Payments for financing costs	(36)	(60)
Payments of long-term debt and notes payable	(4,224)	(3,690)
Payments of capital lease obligations	(238)	(252)
Tax benefit (expense) from exercise of stock options	375	(12)
Proceeds from issuance of common stock, net	1,117	98
Net cash used by financing activities	(3,006)	(166)

Increase (decrease) in cash and cash equivalents	(4,298)	4,085

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$56,412	42,158

Interest paid in cash during the period	$1,300	1,439

Income taxes paid in cash during the period	$566	163

Non-cash investing and financing activities:

In the quarter ended March 31, 2011, the Company entered into notes payable of $6,714 to finance the purchase of aircraft which were held for sale as of March 31, 2011.

In the quarter ended March 31, 2010, the Company settled notes payable of $2,255 in exchange for the aircraft securing the debt.

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

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

(2)           Acquisition of Subsidiary

On March 2, 2011, the Company used cash reserves to acquire 100% of the membership interest of United Rotorcraft Solutions, LLC (URS), a Texas limited liability company, for an initial payment of $1,554,000. The purchase agreement contains a provision whereby the sellers may receive additional consideration based on the profitability of URS during an earn-out period ending December 31, 2011. The Company has accrued a liability of approximately $785,000 related to this earn-out provision.

URS is a full-service helicopter and fixed-wing completions center and maintenance repair operation. The acquisition is expected to expand Products Division’s capabilities and product lines and to provide additional capacity to perform completions and maintenance activities. The Company is still evaluating the valuation of certain intangible assets in the process of determining the purchase price allocation. The results of URS’s operations have been included with those of the Company since March 2, 2011.

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2011	12,600,998	$245,756

Issuance of common shares for options exercised	39,565	1,117
Stock-based compensation	1,166	691
Tax benefit from exercise of stock options	--	375
Net income	--	5,986

Balances at March 31, 2011	12,641,729	$253,925

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

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2011	2010
Weighted average number of common shares outstanding – basic	12,607,522	12,459,592
Dilutive effect of:
Common stock options	150,129	68,140
Unvested restricted stock	1,018	1,932
Weighted average number of common shares outstanding – diluted	12,758,669	12,529,664

Common stock options totaling 103,500 were not included in the diluted shares outstanding for the quarter ended March 31, 2010, because their effect would have been anti-dilutive.

(5)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative instruments:

The Company’s financial derivative instrument covering 2011 fuel purchases is included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments. The fair value of the derivative instrument at March 31, 2011, was $1,630,000.

Long-term debt:

The fair value of long-term debt is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2011, is estimated to be $95,347,000, compared to carrying value of $91,483,000. The fair value of long-term debt as of December 31, 2010, was estimated to be $99,747,000, compared to a carrying value of $95,223,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 25 states at March 31, 2011. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 30 states under exclusive operating agreements at March 31, 2011. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2011
External revenue	$79,968	46,146	5,791	--	--	131,905
Intersegment revenue	57	--	5,668	--	(5,725)	--
Total revenue	80,025	46,146	11,459	--	(5,725)	131,905
Operating expenses	(65,563)	(38,633)	(8,279)	(5,847)	4,149	(114,173)
Depreciation & amortization	(3,498)	(2,715)	(223)	(273)	--	(6,709)
Interest expense	(520)	(669)	(5)	(134)	--	(1,328)
Other income, net	16	--	--	164	--	180
Income tax expense	--	--	--	(3,889)	--	(3,889)
Segment net income (loss)	$10,460	4,129	2,952	(9,979)	(1,576)	5,986

2010
External revenue	$66,606	48,000	3,896	--	--	118,502
Intersegment revenue	55	--	3,887	--	(3,942)	--
Total revenue	66,661	48,000	7,783	--	(3,942)	118,502
Operating expenses	(62,475)	(40,834)	(7,159)	(4,237)	3,379	(111,326)
Depreciation & amortization	(2,798)	(2,415)	(144)	(238)	--	(5,595)
Interest expense	(552)	(723)	(7)	(179)	--	(1,461)
Other income, net	18	--	--	28	--	46
Income tax expense	--	--	--	(63)	--	(63)
Segment net income (loss)	$854	4,028	473	(4,689)	(563)	103

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2011 the CBS Division generated 61% of our total revenue, compared to 56% in the first quarter of 2010.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the first quarter of 2011 the HBS Division generated 35% of our total revenue, compared to 41% in 2010.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2011 the Products Division generated 4% of our total revenue, compared to 3% in 2010.

See Note 6 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 82% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2011, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 8,900 for the first quarter of 2011 compared to approximately 8,600 for the first quarter of 2010. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 8,300 in the first quarter of 2011, compared to 8,400 in the first quarter of 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 324 higher in the first quarter of 2011, compared to the first quarter of 2010. Requests for community-based services increased by 3.3% for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown since many of the legislation’s provisions have yet to take effect. Net reimbursement per transport increased 16.0% in the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations were as follows:

	For quarters ended March 31,
	2011	2010
Gross billings	100%	100%
Provision for contractual discounts	44%	40%
Provision for uncompensated care	16%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In 2011, increased collections from insurance payers offset the impact of price increases on the percentage collectible from other payers. Payer mix has remained relatively constant in the first quarter of 2011 compared to the first quarter of 2010. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 22% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2010, we have taken delivery of twelve new aircraft and expect to take delivery of a total of 35 additional aircraft during 2011 and 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense decreased 3.1% from the first quarter of 2010 to the first quarter of 2011, while total flight hours for CBS and HBS operations increased 3.1% over the same period.

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

Results of Operations

We reported net income of $5,986,000 for the three months ended March 31, 2011, compared to $103,000 for the three months ended March 31, 2010. Same-Base Transports for CBS operations were 1.4% lower in the first quarter of 2011 compared to the first quarter of 2010, while net reimbursement per transport for CBS operations increased 16.0%. Aircraft operating expenses decreased 5.5%, reflecting lower maintenance and fuel costs.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $11,242,000, or 9.9%, from $113,279,000 to $124,521,000 for the three months ended March 31, 2011, compared to 2010. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $13,096,000, or 20.1%, to $78,375,000 in the three months ended March 31, 2011, compared to 2010, for the following reasons:
•	Increase of 16.0% in net reimbursement per transport for the first quarter of 2011, compared to 2010, due to the benefit of recent price increases.
•
Decrease in Same-Base Transports of 114, or 1.4%, in the first quarter of 2011 compared to 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 324 higher in the first quarter of 2011, compared to the first quarter of 2010. Requests for community-based services increased by 3.3% for bases open greater than one year.

•	Incremental net revenue of $5,384,000 generated from the addition of nine new CBS bases either during or subsequent to the first quarter of 2010.
•	Closure of three bases subsequent to the first quarter of 2010 due to insufficient flight volume, resulting in a decrease in net revenue of approximately $2,008,000.

•	HBS – Net flight revenue decreased $1,854,000, or 3.9%, to $46,146,000 for the quarter ended March 31, 2011, compared to 2010, for the following reasons:
•
Cessation of service under three contracts and the conversion of three contracts to CBS operations during or subsequent to the first quarter of 2010, resulting in a decrease in net revenue of approximately $3,996,000.

•	Increase of 0.8% in flight volume for all contracts excluding new contracts, contract expansions, and closed contracts.
•	Incremental net revenue of $1,413,000 generated from expansion under three contracts to additional bases of operation subsequent to the first quarter of 2010.
•
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $2,518,000, or 4.7%, to $55,654,000 for the quarter ended March 31, 2011, compared to 2010. Changes by business segment are as follows:

•	CBS – Flight center costs increased $2,757,000, or 8.1%, to $36,767,000 for the following reasons:
•	Increase of approximately $2,050,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $1,073,000 due to the closure of base locations described above.
•	Increase in salaries for merit pay raises.

•	HBS – Flight center costs decreased $239,000, or 1.2%, to $18,887,000 primarily due to the following:
•	Decrease of $1,234,000 due to the closure of base locations described above.
•	Increase of approximately $435,000 for the addition of personnel to staff new base locations described above.
•	Increase in salaries for merit pay raises.

Aircraft operating expenses decreased $1,455,000, or 5.5%, for the quarter ended March 31, 2011, in comparison to the quarter ended March 31, 2010. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The decrease in costs is due to the following:
•	Decrease of $607,000, or 3.1%, in aircraft maintenance expense to $19,003,000, due primarily to the timing of aircraft component overhaul and replacement cycles.
•
Decrease of approximately 13.2% in the cost of aircraft fuel per hour flown. Fuel cost decreased by $424,000 to a total expense of $2,526,000 for 2011. We have a financial derivative agreement to protect against aircraft fuel price increases greater than 20%, covering approximately 90% of our anticipated fuel consumption for 2011. Fuel expense for the quarter included a non-cash mark to market derivative gain of $1,043,000. Cash settlements under the terms of the agreements totaled $179,000 in the first quarter of 2011.

•	Decrease in hull insurance rates effective July 2010.

Aircraft rental expense decreased $562,000, or 4.6%, for the first quarter of 2011 compared to the first quarter of 2010, due to refinancing at lower lease rates or buying out 33 aircraft, offset in part by the addition of fourteen leased aircraft to our fleet during either 2010 or 2011.

Medical Interiors and Products

Sales of medical interiors and products increased $1,896,000, or 48.6%, from $3,905,000 for the first quarter of 2010 to $5,801,000 for the first quarter of 2011. Significant projects in process during the first quarter of 2011 included 32 multi-mission interiors for the U.S. Army’s HH-60M helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle, and two aircraft interior kits for commercial customers. Revenue by product line was as follows:
•	$4,803,000 – governmental entities
•	$998,000 – commercial customers

Significant projects in process during the first quarter of 2010 included six HH-60L units, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, and six modular medical interior kits for commercial customers. Revenue by product line was as follows:
•	$1,919,000 – governmental entities
•	$1,986,000 – commercial customers

Cost of medical interiors and products increased $306,000, or 8.3%, for the first quarter of 2011, as compared to the previous year, due primarily to the change in sales volume and improved margins on both governmental and commercial projects. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

Other revenue, consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties, increased $265,000, or 20.1%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to three new contracts entered into during 2010.

Depreciation and amortization expense increased $1,114,000, or 19.9% for the first quarter of 2011, compared to 2010. Since March 31, 2010, we have added 24 aircraft and 9 medical interiors, totaling approximately $43.2 million to our depreciable assets.

General and administrative (G&A) expenses increased $2,372,000, or 14.9%, for the first quarter of 2011, compared to the first quarter of 2010. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 13.9% of revenue in 2011, compared to 13.4% of revenue in 2010. The increase reflects accruals for amounts earned under the Economic Value Added Bonus Plan and additional headcount in our safety department to support the ongoing implementation of our Safety Management System (SMS).

Income tax expense was $3,889,000 in the first quarter of 2011, compared to $63,000 in the first quarter of 2010, at effective tax rates of approximately 39.4% and 38.0%, respectively. The effective rate for 2011 increased primarily because of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2011, was $154,498,000, compared to $164,021,000 at December 31, 2010. Cash generated by operations was $14,545,000 in the first quarter of 2011, compared to $18,939,000 in the first quarter of 2010. In the first quarter of 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 91 days at December 31, 2010, to 101 days at March 31, 2011. Days’ sales outstanding as of March 31, 2010, were 100 days.

Cash used by investing activities totaled $15,837,000 in 2011 compared to $14,688,000 in 2010. In addition to the purchase of URS, equipment acquisitions in the first quarter of 2011 included the buy-out of seven previously leased aircraft for approximately $12.4 million. Equipment acquisitions in the first quarter of 2010 included six aircraft for approximately $9.2 million, as well as medical interiors and avionics upgrades.

Financing activities used $3,006,000 in 2011 compared $166,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we received proceeds of $1.1 million from the issuance of common stock upon the exercise of stock options previously granted to employees. In 2010 we used proceeds of $3.8 million from notes payable to finance three aircraft.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2011, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $1,980,000 in flight revenue.

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

Goodwill Valuation

The Company’s goodwill relates to five acquisitions and has been allocated to our operating segments. Annually, at December 31, the Company evaluates goodwill for potential impairment using a two-step test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is compared to the book value of the goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2010, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 65% before the carrying value of the reporting unit exceeded its fair value.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2011, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

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

AIR METHODS CORPORATION

Date: May 6, 2011	By:	/s/Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	By:	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2011	By:	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)

                                                        18