Form 10-Q
period 2011-06-30
AIR METHODS CORP
filed 2011-08-05
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.06, outstanding as of July 29, 2011, was 12,681,228.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$43,197	60,710
Current installments of notes receivable	4	4
Receivables:
Trade, net	142,011	132,329
Refundable income taxes	--	2,403
Other	2,399	3,510
Total receivables	144,410	138,242

Inventories, including work-in-process on medical interiors and products contracts	30,612	26,820
Assets held for sale	13,469	2,523
Costs and estimated earnings in excess of billings on uncompleted contracts	719	160
Prepaid expenses and other	15,716	9,614

Total current assets	248,127	238,073

Property and equipment:
Land	251	251
Flight and ground support equipment	240,718	220,591
Aircraft rotable spare parts	37,728	35,375
Furniture and office equipment	38,923	37,371
	317,620	293,588
Less accumulated depreciation and amortization	(105,346)	(92,713)

Net property and equipment	212,274	200,875

Goodwill	20,291	20,291
Notes receivable, less current installments	119	121
Other assets, net of accumulated amortization of $3,332 and $2,716 at June 30, 2011 and December 31, 2010, respectively	16,057	15,319

Total assets	$496,868	474,679

(Continued)

 Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$11,837	--
Current installments of long-term debt (note 8)	33,590	14,871
Current installments of obligations under capital leases	841	964
Accounts payable	15,901	13,633
Deferred revenue	4,124	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts	1,248	638
Accrued wages and compensated absences	12,208	13,941
Due to third party payers	4,339	4,628
Deferred income taxes	7,767	7,143
Other accrued liabilities	11,811	12,145

Total current liabilities	103,666	74,052

Long-term debt, less current installments (note 8)	52,537	80,352
Obligations under capital leases, less current installments	956	953
Deferred income taxes	46,108	42,392
Other liabilities	27,719	31,174

Total liabilities	230,986	228,923

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,735,228 and 12,602,164 shares at June 30, 2011, and December 31, 2010, respectively; outstanding 12,681,228 and 12,600,998 shares at June 30, 2011, and December 31, 2010, respectively	761	756
Additional paid-in capital	92,121	88,069
Retained earnings	173,000	156,931

Total stockholders' equity	265,882	245,756

Total liabilities and stockholders’ equity	$496,868	474,679

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Flight revenue, net	$140,892	134,326	265,413	247,605
Medical interiors and products revenue	7,541	3,558	13,342	7,463
Other	1,729	1,290	3,312	2,616
	150,162	139,174	282,067	257,684
Operating expenses:
Flight centers	56,323	52,969	111,977	106,105
Aircraft operations	32,585	26,125	57,439	52,434
Aircraft rental	11,892	11,711	23,633	24,014
Cost of medical interiors and products sold	5,416	2,667	9,394	6,339
Depreciation and amortization	7,058	6,138	13,767	11,733
Loss (gain) on disposition of assets, net	335	(81)	(26)	(110)
General and administrative	18,700	17,021	37,007	32,956
	132,309	116,550	253,191	233,471

Operating income	17,853	22,624	28,876	24,213

Other income (expense):
Interest expense	(1,291)	(1,626)	(2,619)	(3,087)
Other, net	73	50	253	88

Income before income taxes	16,635	21,048	26,510	21,214

Income tax expense	(6,552)	(8,288)	(10,441)	(8,351)

Net income	$10,083	12,760	16,069	12,863

Basic income per common share (note 4)	$.80	1.02	1.27	1.03

Diluted income per common share (note 4)	$.79	1.02	1.26	1.03

Weighted average number of common shares outstanding – basic	12,658,641	12,465,266	12,633,222	12,462,444

Weighted average number of common shares outstanding – diluted	12,812,765	12,548,482	12,788,094	12,541,528

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$16,069	12,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,767	11,733
Deferred income tax expense (benefit)	4,340	(2,310)
Stock-based compensation	1,340	715
Excess tax benefit from exercise of stock options	(597)	(13)
Gain on disposition of assets, net	(26)	(110)
Unrealized loss (gain) on derivative instrument	(223)	317
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(7,248)	(4,594)
Increase in receivables	(5,169)	(1,510)
Decrease (increase) in inventories	(3,347)	794
Decrease (increase) in costs in excess of billings	(559)	5,166
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(4,236)	8,262
Decrease in deferred revenue and billings in excess of costs	(1,497)	(310)
Net cash provided by operating activities	12,614	31,003

Cash flows from investing activities:
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 2)	(1,554)	--
Acquisition of property and equipment	(24,606)	(32,127)
Proceeds from disposition and sale of equipment and assets held for sale	2,832	3,881
Decrease in notes receivable and other assets	607	382
Net cash used in investing activities	(22,721)	(27,864)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,120	135
Excess tax benefit from exercise of stock options	597	13
Proceeds from issuance of long-term debt	--	6,188
Payments for financing costs	(64)	(152)
Payments of long-term debt and notes payable	(9,580)	(8,048)
Payments of capital lease obligations	(479)	(518)
Net cash used in financing activities	(7,406)	(2,382)

Increase (decrease) in cash and cash equivalents	(17,513)	757

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$43,197	38,830

Interest paid in cash during the period	$2,486	2,967

Income taxes paid in cash during the period	$2,622	255

Non-cash investing and financing activities:

In the six months ended June 30, 2011, the Company entered into notes payable of $11,837 to finance the purchase of aircraft which were held for sale as of June 30, 2011, and entered into a capital lease of $359 to finance the purchase of equipment.

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

(2)           Acquisition of Subsidiary

On March 2, 2011, the Company used cash reserves to acquire 100% of the membership interest of United Rotorcraft Solutions, LLC (URS), a Texas limited liability company, for $1,554,000. The purchase agreement contains a provision whereby the sellers may receive additional consideration based on the profitability of URS during an earn-out period ending December 31, 2011. The Company does not expect that any additional payments will be due to the sellers, and, therefore, no liability has been accrued related to this earn-out provision.

URS is a full-service helicopter and fixed-wing completions center and maintenance repair operation. The acquisition is expected to expand Products Division’s capabilities and product lines and to provide additional capacity to perform completions and maintenance activities. The results of URS’s operations have been included with those of the Company since March 2, 2011.

During the second quarter, the Company completed its valuation of the URS customer list and, as a result, adjusted the purchase price allocation to reduce goodwill and increase the value assigned to the customer list. The current allocation of the purchase price is as follows (amounts in thousands):

Assets purchased:
Receivables	$1,025
Inventories, including work-in-process on medical interiors and products contracts	236
Equipment and other property	526
Customer list	1,577
Other	183
Total assets	3,547

Long-term debt	(484)
Other liabilities assumed	(1,509)
Total liabilities assumed	(1,993)
Purchase price	$1,554

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2011	12,600,998	$245,756

Issuance of common shares for options exercised	79,064	2,120
Stock-based compensation	1,166	1,340
Tax benefit from exercise of stock options	--	597
Net income	--	16,069

Balances at June 30, 2011	12,681,228	$265,882

 (4)          Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2011	2010
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	12,658,641	12,465,266
Dilutive effect of:
Common stock options	146,127	80,022
Unvested restricted stock	7,997	3,194
Weighted average number of common shares outstanding – diluted	12,812,765	12,548,482

For six months ended June 30:
Weighted average number of common shares outstanding – basic	12,633,222	12,462,444
Dilutive effect of:
Common stock options	151,725	76,065
Unvested restricted stock	3,147	3,019
Weighted average number of common shares outstanding – diluted	12,788,094	12,541,528

Common stock options of 103,500 and 118,500 were not included in the diluted income per share calculation for the quarter and six months ended June 30, 2010, respectively, because their effect would have been anti-dilutive.

(5)	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Some amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for periods beginning after December 15, 2011. The Company does not expect the implementation of ASU No. 2011-04 to have a material effect on its financial position or results of operations.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $809,000 at June 30, 2011 and $586,000 at December 31, 2010. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included a non-cash mark to market derivative loss of $820,000 for the second quarter of 2011 and a non-cash mark to market derivative gain of $223,000 for the six months ended June 30, 2011, compared to non-cash mark to market losses of $101,000 and $317,000 for the quarter and six months ended June 30, 2010. Cash settlements under the terms of the agreements totaled $398,000 and $577,000 in the quarter and six months ended June 30, 2011, respectively. There were no cash settlements under the agreements in the quarter and six months ended June 30, 2010.

Long-term debt:

The fair value of long-term debt is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2011, is estimated to be $87,199,000, compared to a carrying value of $86,127,000. The fair value of long-term debt as of December 31, 2010, was estimated to be $99,747,000, compared to a carrying value of $95,223,000.

(7)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 25 states at June 30, 2011. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 30 states under exclusive operating agreements at June 30, 2011. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(7)           Business Segment Information, continued

For quarter ended June 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2011
External revenue	$94,008	48,626	7,508	20	--	150,162
Intersegment revenue	58	--	3,856	--	(3,914)	--
Total revenue	94,066	48,626	11,364	20	(3,914)	150,162
Operating expenses, excluding depreciation & amortization	(70,238)	(43,220)	(9,014)	(5,982)	3,203	(125,251)
Depreciation & amortization	(3,654)	(2,781)	(355)	(268)	--	(7,058)
Interest expense	(503)	(608)	(4)	(176)	--	(1,291)
Other income, net	8	--	--	65	--	73
Income tax expense	--	--	--	(6,552)	--	(6,552)
Segment net income (loss)	$19,679	2,017	1,991	(12,893)	(711)	10,083

2010
External revenue	$86,575	49,053	3,546	--	--	139,174
Intersegment revenue	56	--	5,042	--	(5,098)	--
Total revenue	86,631	49,053	8,588	--	(5,098)	139,174

Operating expenses, excluding depreciation & amortization	(62,509)	(40,531)	(7,027)	(4,882)	4,537	(110,412)
Depreciation & amortization	(3,065)	(2,683)	(152)	(238)	--	(6,138)
Interest expense	(636)	(725)	(7)	(258)	--	(1,626)
Other income, net	12	--	--	38	--	50
Income tax expense	--	--	--	(8,288)	--	(8,288)
Segment net income (loss)	$20,433	5,114	1,402	(13,628)	(561)	12,760

For six months ended June 30:
2011
External revenue	$173,976	94,772	13,299	20	--	282,067
Intersegment revenue	115	--	9,524	--	(9,639)	--
Total revenue	174,091	94,772	22,823	20	(9,639)	282,067

Operating expenses, excluding depreciation & amortization	(135,801)	(81,853)	(17,293)	(11,829)	7,352	(239,424)
Depreciation & amortization	(7,152)	(5,496)	(578)	(541)	--	(13,767)
Interest expense	(1,023)	(1,277)	(9)	(310)	--	(2,619)
Other income, net	24	--	--	229	--	253
Income tax expense	--	--	--	(10,441)	--	(10,441)
Segment net income (loss)	$30,139	6,146	4,943	(22,872)	(2,287)	16,069

2010
External revenue	$153,189	97,053	7,442	--	--	257,684
Intersegment revenue	111	--	8,929	--	(9,040)	--
Total revenue	153,300	97,053	16,371	--	(9,040)	257,684

Operating expenses, excluding depreciation & amortization	(124,984)	(81,365)	(14,186)	(9,119)	7,916	(221,738)
Depreciation & amortization	(5,863)	(5,098)	(296)	(476)	--	(11,733)
Interest expense	(1,188)	(1,448)	(14)	(437)	--	(3,087)
Other income, net	22	--	--	66	--	88
Income tax expense	--	--	--	(8,351)	--	(8,351)
Segment net income (loss)	$21,287	9,142	1,875	(18,317)	(1,124)	12,863

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(8)	Subsequent Events

On July 5, 2011, the Company entered into a five-year Amended and Restated Revolving Credit, Term Loan and Security Agreement (the Amended Credit Facility) comprised of a $100 million revolving line of credit and, subject to the completion of the Company’s acquisition of Omniflight Helicopters, Inc., as described below and other standard closing conditions, a $200 million term loan. The Amended Credit Facility replaces the Company’s previous $50 million revolving line of credit and $50 million term loan, which were scheduled to mature in September 2012. Because the Company paid off the $26.8 million balance of its previous term loan using existing cash reserves on July 5, 2011, the entire balance of the term loan as of June 30, 2011, is classified as a current liability in the accompanying balance sheet.

The Amended Credit Facility allows the Company to increase the revolving line of credit and/or the term loan by up to an additional $50 million in the future, subject to lender participation, and is secured by substantially all of the Company’s accounts receivable, inventory, equipment and general intangibles. Base Rate Loans (as defined in the Amended Credit Facility) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended Credit Facility) is generally the LIBOR rate plus 1.25% to 2.25%. Quarterly principal payments on the term loan are due beginning with the quarter ending September 30, 2011. The Amended Credit Facility requires the Company to comply with customary covenants and financial ratios.

On August 1, 2011, the Company acquired 100% of the outstanding common stock of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight), for a cash purchase price of $200 million on a cash-free, debt-free exchange, subject to certain purchase price adjustments. The purchase price was financed primarily through the term loan under the Amended Credit Facility, as described above.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Omniflight; our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first six months of 2011, the CBS Division generated 62% of our total revenue, compared to 59%  in the first six months of 2010.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2011, the HBS Division generated 33% of our total revenue, compared to 38% in the six months ended June 30, 2010.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for commercial and governmental entities. The Products Division generated 5% of our total revenue in the six months ended June 30, 2011, compared to 3% in 2010.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 79% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2011 were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 10,300 and 19,200 for the quarter and six months ended June 30, 2011, respectively, compared to approximately 10,500 and 19,100 for the quarter and six months ended June 30, 2010, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 9,700 and 17,900 in the quarter and six months ended June 30, 2011, respectively, compared to approximately 10,300 and 18,700 in the quarter and six months ended June 30, 2010, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 343 and 668 higher in the quarter and six months ended June 30, 2011, compared to 2010. Requests for community-based services decreased by 3.5% and 0.4% for the quarter and six months ended June 30, 2011, respectively, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown since many of the legislation’s provisions have yet to take effect. Net reimbursement per transport increased 12.6% in the six months ended June 30, 2011, compared to 2010, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2011	2010	2011	2010
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	41%	38%	42%	39%
Provision for uncompensated care	20%	21%	18%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In addition, the number of transports covered by insurance decreased from 35.5% of total transports for the quarter ended June 30, 2010, to 34.9% of total transports for the quarter ended June 30, 2011, with most of the decrease moving to Medicare coverage. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 21% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2010, we have taken delivery of eighteen new aircraft and expect to take delivery of a total of 33 additional aircraft during 2011 and 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 29.6% from the quarter ended June 30, 2010, to the quarter ended June 30, 2011, and increased 12.8% from the six months ended June 30, 2010, to the six months ended June 30, 2011. Total flight volume for CBS and HBS operations decreased 1.4% and increased 0.6% for the quarter and six months ended June 30, 2011, respectively, compared to 2010. The increase in maintenance expense is partially attributed to $1.2 million in blade replacement costs for our BK-117 twin-engine aircraft.

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

Results of Operations

We reported net income of $10,083,000 and $16,069,000 for the quarter and six months ended June 30, 2011, respectively, compared to $12,760,000 and $12,863,000 for the quarter and six months ended June 30, 2010, respectively. Net reimbursement per transport for CBS operations increased 10.1% and 12.6% in the quarter and six months ended June 30, 2011, compared to 2010, while Same-Base Transports for CBS operations were 6.4% and 4.2% lower over the same periods, respectively.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $6,566,000, or 4.9%, and $17,808,000, or 7.2%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $6,993,000, or 8.2%, to $92,266,000 for the second quarter of 2011 and $20,089,000, or 13.3%, to $170,641,000 for the six months ended June 30, 2011, for the following reasons:

•
Increases of 10.1% and 12.6% in net reimbursement per transport for the quarter and six months ended June 30, 2011, respectively, compared to 2010, due to the benefit of recent price increases net of the deterioration in payer mix described above.

•
Decreases of 659, or 6.4%, and 779, or 4.2%, in Same-Base Transports for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 343 and 668 higher in the quarter and six months ended June 30, 2011, respectively, compared to 2010. Requests for community-based services decreased by 3.5% and 0.4% for the quarter and six months ended June 30, 2011, respectively, for bases open greater than one year.

•
Incremental net revenue of $5,159,000 and $10,543,000 for the quarter and six months ended June 30, 2011, respectively, generated from the addition of ten new CBS bases, including five bases resulting from the conversion of HBS contracts, either during or subsequent to the first six months of 2010.

•
Closure of three bases subsequent to June 30, 2010, due to insufficient flight volume, resulting in decreases in net revenue of approximately $1,525,000 and $3,533,000 during the quarter and six months ended June 30, 2011, respectively.

●
HBS – Net flight revenue decreased $427,000, or 0.9%, to $48,626,000 for the second quarter of 2011 and $2,281,000, or 2.4%, to $94,772,000 for the six months ended June 30, 2011, for the following reasons:

•
Cessation of service under three contracts and the conversion of three contracts to CBS operations during or subsequent to the first six months of 2010, resulting in decreases in net revenue of approximately $2,547,000 and $6,543,000 for the quarter and six months ended June 30, 2011, respectively.

•
Incremental net revenue of $1,600,000 and $3,013,000 for the quarter and six months ended June 30, 2011, generated from the expansion of four contracts to additional bases of operation during or subsequent to the first six months of 2010.

•	Decreases of 6.3% and 3.2% in flight volume for the quarter and six months ended June 30, 2011, for all contracts excluding contract expansions and closed contracts discussed above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,354,000, or 6.3%, and $5,872,000, or 5.5%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Changes by business segment are as follows:

•
CBS – Flight center costs increased $2,876,000, or 8.4%, to $37,150,000 for the second quarter of 2011 and $5,633,000, or 8.2%, to $73,917,000 for the six months ended June 30, 2011, for the following reasons:

•	Increases of approximately $1,949,000 and $3,999,000 for the quarter and six months ended June 30, 2011, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $1,001,000 and $2,074,000 for the quarter and six months ended June 30, 2011, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

•
HBS - Flight center costs increased $478,000, or 2.6%, to $19,173,000 for the second quarter of 2011 and $239,000, or 0.6%, to $38,060,000 for the six months ended June 30, 2011, primarily due to the following:

•	Decreases of approximately $818,000 and $2,052,000 for the quarter and six months ended June 30, 2011, respectively, due to the closure of base locations described above.
•	Increases of approximately $486,000 and $920,000 for the quarter and six months ended June 30, 2011, respectively, for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $6,460,000, or 24.7%, and $5,005,000, or 9.5%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
•
Increases in aircraft maintenance expense of $5,487,000, or 29.6%, to $24,006,000 for the second quarter of 2011 and $4,880,000, or 12.8%, to $43,009,000 for the six months ended June 30, 2011, compared to the prior year. Total flight volume for CBS and HBS operations decreased 1.4% and increased 0.6% for the quarter and six months ended June 30, 2011, respectively, compared to prior year. The increase in maintenance expense is partially attributed to $1.2 million in blade replacement costs for our BK-117 twin-engine aircraft.

•
Increases of approximately 43.7% and 17.9% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2011, respectively. Total fuel costs increased $1,624,000 to $5,161,000 and $1,200,000 to $7,686,000 for the quarter and six months ended June 30, 2011, respectively, compared to 2010. We have a financial derivative agreement to protect against aircraft fuel price increases greater than 20%, covering approximately 90% of our anticipated fuel consumption for 2011. Fuel expense included a non-cash mark to market derivative loss of $820,000 for the second quarter of 2011 and a non-cash mark to market derivative gain of $223,000 for the six months ended June 30, 2011, compared to non-cash mark to market losses of $101,000 and $317,000 for the quarter and six months ended June 30, 2010. Cash settlements under the terms of the agreements totaled $398,000 and $577,000 in the quarter and six months ended June 30, 2011, respectively. We received no cash settlements under the agreements in the quarter and six months ended June 30, 2010.

•	Decrease in hull insurance rates effective July 2010.

Aircraft rental expense increased $181,000, or 1.5%, and decreased $381,000, or 1.6%, for the quarter and six months ended June 30, 2011, respectively, in comparison to the prior year, due to refinancing at lower lease rates or buying out 37 aircraft, offset in part by the addition of seventeen leased aircraft to our fleet during either 2010 or 2011.

Products Division

Medical interiors and products revenue increased $3,983,000, or 111.9%, and $5,879,000, or 78.8%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Significant projects in process during 2011 included work under two contracts to produce a total of fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter, 77 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and six aircraft interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2011, was as follows:
•	$4,985,000 and $9,788,000 – governmental entities
•	$2,556,000 and $3,554,000 – commercial customers

Significant projects in process during 2010 included 32 multi-mission interiors for the U.S. Army’s HH-60M helicopter, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV units, and eight modular medical interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2010, was as follows:
•	$2,279,000 and $4,198,000 – governmental entities
•	$1,279,000 and $3,265,000 – commercial customers

Cost of medical interiors and products increased $2,749,000, or 103.1%, and $3,055,000, or 48.2%, for the quarter and six months ended June 30, 2011, respectively, as compared to the prior year, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $439,000, or 34.0%, and $696,000, or 26.6% for the quarter and six months ended June 30, 2011, respectively, compared to 2010, primarily due to eight new contracts entered into either during or subsequent to the six months ended June 30, 2010.

Depreciation and amortization expense increased $920,000, or 15.0%, and $2,034,000, or 17.3%, for the quarter and six months ended June 30, 2011, compared to 2010. Since the first quarter of 2010, we have added 25 aircraft and 9 medical interiors, totaling approximately $45.0 million, to our depreciable assets.

General and administrative (G&A) expenses increased $1,679,000, or 9.9%, and $4,051,000, or 12.3%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 12.5% and 13.1% of revenue for the quarter and six months ended June 30, 2011, compared to 12.2% and 12.8% of revenue for the quarter and six months ended June 30, 2010. The increase reflects additional headcount in our safety department to support the ongoing implementation of our Safety Management System (SMS) and in our billing department to support the increase in third party patient billing contracts, as well as accruals for amounts earned under the Economic Value Added Bonus Plan. In addition, expenses for the six months ended June 30, 2011, included approximately $250,000 in transaction costs related to the pending acquisition of Omniflight.

Income tax expense was $6,552,000 and $10,441,000 in the quarter and six months ended June 30, 2011, respectively, and $8,288,000 and $8,351,000 in the quarter and six months ended June 30, 2010, respectively. The effective tax rate for all periods was approximately 39%.

Liquidity and Capital Resources

Our working capital position as of June 30, 2011, was $144,461,000, compared to $164,021,000 at December 31, 2010. Because we elected to pay off the balance of our term loan on July 5, 2011, the entire principal balance of $26.8 million as of June 30, 2011, has been classified as a current liability in the accompanying balance sheet. Working capital, excluding this classification of the term loan, would have been $164,116,000 at June 30, 2011. Cash generated by operations was $12,614,000 in 2011, compared to $31,003,000 in 2010. In 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 91 days at December 31, 2010, to 98 days at June 30, 2011, primarily because of administrative changes in the methods required to submit reimbursement claims to certain insurance providers.

Cash used by investing activities totaled $22,721,000 in 2011 compared to $27,864,000 in 2010. In addition to the purchase of URS, equipment acquisitions in 2011 included the buy-out of ten previously leased aircraft for approximately $17.4 million. We sold two aircraft for $2.4 million during 2011. Equipment acquisitions in 2010 included seventeen aircraft for approximately $20.8 million, as well as medical interiors and avionics upgrades. We sold two aircraft for $3.2 million during the second quarter of 2010.

Financing activities used $7,406,000 in 2011 compared to $2,382,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we received proceeds of $2.1 million from the issuance of common stock upon the exercise of stock options previously granted to employees. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2011, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $4,352,000 in flight revenue.

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

Goodwill Valuation

The Company’s goodwill relates to four acquisitions and has been allocated to our operating segments. Annually, at December 31, the Company evaluates goodwill for potential impairment using a two-step test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is compared to the book value of the goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2011, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.       Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2010, except as follows:

•
Omniflight acquisition – On August 1, 2011, we acquired 100% of the outstanding common stock of OF Air Holdings Corporation, parent company of Omniflight Helicopters, Inc. While Omniflight is engaged in the same lines of business as Air Methods, it has operated in different geographic areas and under different procedures and protocols. As with any large acquisition, a significant effort is required to assimilate the operations, financial and accounting practices, and information systems, and to integrate key personnel from the acquired business. This acquisition may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not realize the anticipated benefits of this acquisition, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider the acquisition to be inappropriately priced.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.       Defaults upon Senior Securities

Not Applicable

Item 4.       Reserved

Item 5.       Other Information

Note Applicable

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: August 5, 2011	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 5, 2011	By:	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 5, 2011	By:	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer