Form 10-Q
period 2011-09-30
AIR METHODS CORP
filed 2011-11-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Coelorado	80112
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (303) 792-7400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 28, 2011, was 12,708,185.

EXPLANATORY NOTE

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an Independent Registered Public Accounting Firm using professional standards and procedures for conducting such reviews, as established by PCAOB Standards. The Company has been unable to obtain a review of its financial statements included in this report before the filing date because, as previously disclosed in the Company’s Form 8-K/A filed on October 17, 2011, the Company is awaiting a response from the Securities and Exchange Commission (“SEC”) regarding the appropriate GAAP interpretation of ASC 840-10-25-14, which may impact the Company’s presentation for aircraft leases. Certain of Omniflight’s aircraft leases acquired in our recent acquisition were classified as capital leases based upon certain default provisions in such leases, but the Company has historically classified its aircraft leases with similar default provisions as operating leases. The guidance the Company is seeking from the SEC will most likely result in a change in accounting in either Omniflight’s capital leases or the Company’s operating leases. Based on conversations with the SEC to date, the Company expects to hear from the SEC on or before December 1, 2011, but there are no guarantees that the SEC will issue any guidance on the issue by such date, or at any time.

Consequently, the accompanying consolidated financial statements as of and for the quarter ended September 30, 2011 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS 100”).

Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) requires our Chief Executive Officer and our Chief Financial Officer to certify concerning the Company’s disclosure controls and procedures, internal controls over financial reporting in accordance with rules of the SEC, and disclosures concerning their evaluation of those controls to the Company’s auditors and Audit Committee. Furthermore, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that information contained in this Quarterly Report fairly presents, in all material respects, our financial condition and results of operations. Those certifications are omitted from this filing only because the Company is awaiting SEC guidance on the lease accounting issue described above, and as such, the Company is unable to provide a final version of the financial statements to its independent public accountant. As a result of the foregoing, the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100. Except as noted above, the Company believes that this report otherwise meets all of the requirements of the Securities Exchange Act of 1934 and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, the Company needs guidance from the SEC on the lease accounting issue to finalize its financial statements, which will enable our independent public accounting firm to complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once we are able to complete a final version of our financial statements, our independent registered public accounting firm will complete its review under SAS 100, and we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906.

The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and its compliance with applicable securities laws. The Company has already determined that filing a deficient Form 10-Q for this reason does not constitute a covenant violation under its Amended Credit Facility.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$2,515	60,710
Current installments of notes receivable	4	4
Receivables:
Trade, net	179,462	132,329
Refundable income taxes	--	2,403
Other	2,050	3,510
Total receivables	181,512	138,242

Inventories, including work-in-process on medical interiors and products contracts	37,039	26,820
Assets held for sale	22,769	2,523
Costs and estimated earnings in excess of billings on uncompleted contracts	1,161	160
Prepaid expenses and other	21,845	9,614

Total current assets	266,845	238,073

Property and equipment:
Land	251	251
Flight and ground support equipment	286,079	220,591
Aircraft under capital leases (notes 1 and 3)	28,422	--
Aircraft rotable spare parts	41,962	35,375
Furniture and office equipment	41,265	37,371
	397,979	293,588
Less accumulated depreciation and amortization	(109,430)	(92,713)

Net property and equipment	288,549	200,875

Goodwill (note 3)	114,132	20,291
Intangible assets, net of accumulated amortization of $4,191 and $2,716 at September 30, 2011 and December 31, 2010, respectively (notes 2 and 3)	65,877	2,616
Notes receivable, less current installments	118	121
Other assets	23,606	12,703

Total assets	$759,127	474,679

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$20,353	--
Current installments of long-term debt	16,888	14,871
Current installments of obligations under capital leases (notes 1 and 3)	7,719	964
Accounts payable	16,656	13,633
Deferred revenue	3,767	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts	936	638
Accrued wages and compensated absences	11,489	13,941
Due to third party payers	5,590	4,628
Deferred income taxes	6,436	7,143
Other accrued liabilities	26,440	12,145

Total current liabilities	116,274	74,052

Long-term debt, less current installments	238,193	80,352
Obligations under capital leases, less current installments (notes 1 and 3)	30,514	953
Deferred income taxes	59,470	42,392
Other liabilities	28,783	31,174

Total liabilities	473,234	228,923

Stockholders' equity (note 4):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,765,185 and 12,602,164 shares at September 30, 2011, and December 31, 2010, respectively; outstanding 12,708,185 and 12,600,998 shares at September 30, 2011, and December 31, 2010, respectively	762	756
Additional paid-in capital	93,669	88,069
Retained earnings	191,462	156,931

Total stockholders' equity	285,893	245,756

Total liabilities and stockholders’ equity	$759,127	474,679

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Flight revenue, net	$174,713	145,120	440,126	392,725
Medical interiors and products revenue	8,702	7,277	22,044	14,740
Other	1,757	1,537	5,069	4,153
	185,172	153,934	467,239	411,618
Operating expenses:
Flight centers	70,479	53,773	182,456	159,878
Aircraft operations	29,754	31,025	87,193	83,459
Aircraft rental (note 1)	12,612	11,820	36,245	35,834
Cost of medical interiors and products sold	6,058	4,443	15,452	10,782
Depreciation and amortization	9,581	6,381	23,348	18,114
Gain on disposition of assets, net	(72)	(147)	(98)	(257)
General and administrative	23,331	17,219	60,338	50,175
	151,743	124,514	404,934	357,985

Operating income	33,429	29,420	62,305	53,633

Other income (expense):
Interest expense	(2,455)	(1,458)	(5,074)	(4,545)
Other, net	50	390	303	478

Income before income taxes	31,024	28,352	57,534	49,566

Income tax expense	(12,562)	(9,723)	(23,003)	(18,074)

Net income	$18,462	18,629	34,531	31,492

Basic income per common share (note 5)	$1.45	1.49	2.73	2.52

Diluted income per common share (note 5)	$1.44	1.48	2.70	2.51

Weighted average number of common shares outstanding – basic	12,688,791	12,504,382	12,651,949	12,476,577

Weighted average number of common shares outstanding – diluted	12,837,530	12,583,414	12,806,716	12,556,788

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$34,531	31,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,348	18,114
Deferred income tax expense	9,507	1,390
Stock-based compensation	2,022	1,149
Excess tax benefit from exercise of stock options	(725)	(383)
Gain on disposition of assets, net	(98)	(257)
Unrealized loss on derivative instrument	305	343
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(13,922)	(7,575)
Increase in receivables	(14,379)	(16,343)
Decrease (increase) in inventories	(5,256)	1,182
Decrease (increase) in costs in excess of billings	(1,001)	5,289
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(9,078)	8,403
Decrease in deferred revenue and billings in excess of costs	(1,534)	(895)
Net cash provided by operating activities	23,720	41,909

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 3)	(201,728)	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 2)	(1,554)	--
Acquisition of property and equipment	(44,600)	(36,762)
Proceeds from disposition and sale of equipment and assets held for sale	7,595	6,644
Decrease in notes receivable and other assets	183	719
Net cash used in investing activities	(240,104)	(29,399)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,859	1,203
Excess tax benefit from exercise of stock options	725	383
Proceeds from issuance of long-term debt	200,000	6,188
Payments for financing costs	(1,788)	(159)
Payments of long-term debt and notes payable	(40,626)	(11,826)
Payments of capital lease obligations	(2,981)	(775)
Net cash provided (used) by financing activities	158,189	(4,986)

Increase (decrease) in cash and cash equivalents	(58,195)	7,524

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$2,515	45,597

Interest paid in cash during the period	$3,945	4,398

Income taxes paid in cash during the period	$5,091	11,385

Non-cash investing and financing activities:

In the nine months ended September 30, 2011, the Company entered into notes payable of $20,353 to finance the purchase of aircraft which were held for sale as of September 30, 2011, and entered into a capital lease of $359 to finance the purchase of equipment.

In the nine months ended September 30, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into a capital lease of $273 to finance the purchase of equipment. The Company also entered into notes payable of $10,322 to finance the purchase of aircraft which were held for sale as of September 30, 2010.

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

Rule 10-01(d) of Regulation S-X requires the Company’s interim financial statements be reviewed by its independent registered public accounting firm prior to the filing of its Form 10-Q. KPMG LLP is unable to complete their review of the Company’s interim financial statements since the Company has an unresolved inquiry outstanding with the Securities and Exchange Commission regarding the appropriate classification of its aircraft leases as operating versus capital leases. Omniflight’s historical financial statements classified certain aircraft leases as capital leases based upon certain default clauses deemed to be subjective and Omniflight’s interpretation of the maximum amount they could be required to pay to the lessor in the event of default. In the Company’s historical financial statements, aircraft leases with similar provisions are classified as operating leases based upon the Company’s differing interpretation of the maximum amount they could be required to pay to the lessor in the event of default. The Company’s letter to the Securities and Exchange Commission requesting clarification regarding the appropriate interpretation of FASB ASC 840-10-25-14, which may impact the Company’s classification of aircraft leases, remains outstanding. The effects of any change in the Company’s classification of aircraft leases would be material and are not included in the attached financial statements. The Company acknowledges that the failure to obtain the required review by its independent registered public accounting firm is a material matter and will file an amended Form 10-Q as soon as this matter is finalized and KPMG LLP is able to complete their required review of the interim financial statements.

(2)           Acquisition of United Rotorcraft Solutions, LLC

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
(unaudited)

(2)           Acquisition of United Rotorcraft Solutions, LLC, continued

During the second quarter, the Company completed its valuation of the URS customer list and, as a result, adjusted the purchase price allocation to reduce goodwill and increase the value assigned to the customer list. The current allocation of the purchase price is as follows (amounts in thousands):

Assets purchased:
Receivables	$1,034
Inventories, including work-in-process on medical interiors and products contracts	325
Equipment and other property	526
Customer list	1,507
Other	183
Total assets	3,575

Long-term debt	(484)
Other liabilities assumed	(1,537)
Total liabilities assumed	(2,021)
Purchase price	$1,554

 (3)           Acquisition of OF Air Holdings Corporation

On August 1, 2011, the Company acquired 100% of the outstanding common stock of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight), for a cash purchase price of $201.7 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. The Company has estimated the increase to the purchase price for the change in working capital to be $777,000 and has recorded the related liability as of September 30, 2011. The estimate is subject to review by the sellers during the fourth quarter of 2011, and payment of the additional amount is expected to be made prior to the end of the year. The purchase price was financed primarily through a term loan under the Company’s Amended Credit Facility.

Omniflight provides air medical transport services throughout the United States and provides these services under both the community-based and hospital-based service delivery models, utilizing a fleet of approximately 100 helicopters and fixed-wing aircraft. The acquisition is expected to further strengthen the Company’s position as the largest provider of air medical transport services in the U.S. and to result in certain operating efficiencies.

The Company is in the process of conducting counts of Omniflight’s aircraft spare parts inventory, reviewing related airworthiness documentation, verifying open repair orders with aircraft parts vendors, and confirming other liabilities relating to pre-acquisition events. In addition, the Company is analyzing the payer mix comprising Community-Based Services (CBS) receivables and obtaining historical collection data as of the acquisition date. Fair value and estimated useful lives of other intangible assets are based on preliminary estimates and are subject to review and finalization by the Company’s management. Other intangible assets are primarily attributed to CBS operating locations and are amortized to the CBS division on a straight-line basis over a sixteen-year life.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(3)           Acquisition of OF Air Holdings Corporation, continued

For the reasons described in the foregoing paragraph, the allocation of the purchase price is still subject to refinement. The initial allocation of the purchase price was as follows (amounts in thousands):

Assets purchased:
Receivables	$28,673
Aircraft	33,500
Goodwill	93,841
Amortizable intangible assets	72,347
Aircraft under capital leases	29,133
Equipment and other property	5,614
Spare parts inventories	4,429
Other	2,073
Total assets	269,610

Capital lease obligations assumed	(38,938)
Net deferred tax liabilities	(6,863)
Other liabilities assumed	(21,304)
Total liabilities assumed	(67,105)
Purchase price	$202,505

The results of Omniflight’s operations have been included with those of the Company since August 1, 2011. The unaudited pro forma revenue, net income, and income per common share for the nine months ended September 30, 2011 and 2010, assuming the acquisition occurred at the beginning of the periods presented are as follows (amounts in thousands, except per share amounts):

	Nine Months ended September 30,
	2011	2010
Revenue	$573,130	530,893
Net income	$42,463	31,125
Basic income per common share	$3.36	2.49
Diluted income per common share	$3.32	2.48

(4)           Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2011	12,600,998	$245,756

Issuance of common shares for options exercised	106,021	2,859
Stock-based compensation	1,166	2,022
Tax benefit from exercise of stock options	--	725
Net income	--	34,531

Balances at September 30, 2011	12,708,185	$285,893

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

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2011	2010
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	12,688,791	12,504,382
Dilutive effect of:
Common stock options	135,078	74,721
Unvested restricted stock	13,661	4,311
Weighted average number of common shares outstanding – diluted	12,837,530	12,583,414

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	12,651,949	12,476,577
Dilutive effect of:
Common stock options	148,304	76,243
Unvested restricted stock	6,463	3,968
Weighted average number of common shares outstanding – diluted	12,806,716	12,556,788

Common stock options of 43,500 and 108,500 were not included in the diluted income per share calculation for the quarter and nine months ended September 30, 2010, respectively, because their effect would have been anti-dilutive.

(6)           New Accounting Pronouncements

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

In July 2011, the FASB issued ASU No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, requiring health care entities that recognize significant amounts of patient service revenue to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The ASU also requires enhanced disclosures about revenue recognition and bad debt assessment policies related to patient service revenue. The ASU is effective for periods beginning after December 15, 2011. The Company does not expect the implementation of ASU No. 2011-07 to have a material effect on its financial position or results of operations since it currently presents patient service revenue net of related provision for bad debts.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(6)           New Accounting Pronouncements, continued

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for periods beginning after December 15, 2011. The Company does not expect the implementation of ASU No. 2011-08 to have a material effect on its financial position or results of operations.

(7)            Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $281,000 at September 30, 2011 and $586,000 at December 31, 2010. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $528,000 and $305,000 for the quarter and nine months ended September 30, 2011, compared to non-cash mark to market losses of $26,000 and $343,000 for the quarter and nine months ended September 30, 2010. Cash settlements under the terms of the agreements totaled $307,000 and $884,000 in the quarter and nine months ended September 30, 2011, respectively. There were no cash settlements under the agreements in the quarter and nine months ended September 30, 2010.

Long-term debt:

The fair value of long-term debt is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2011, is estimated to be $256,098,000, compared to a carrying value of $255,081,000. The fair value of long-term debt as of December 31, 2010, was estimated to be $99,747,000, compared to a carrying value of $95,223,000.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(8)           Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 28 states at September 30, 2011. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 33 states under exclusive operating agreements at September 30, 2011. Services include aircraft operation and maintenance.

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(8)           Business Segment Information, continued

For quarter ended September 30:	CBS	HBS	Products Division	Corporate Activities	Intersegment Eliminations	Consolidated
2011
External revenue	$123,405	53,078	8,687	2	--	185,172
Intersegment revenue	20	--	7,946	--	(7,966)	--
Total revenue	123,425	53,078	16,633	2	(7,966)	185,172
Operating expenses, excluding depreciation & amortization	(84,192)	(43,786)	(11,979)	(7,858)	5,653	(142,162)
Depreciation & amortization	(5,721)	(3,243)	(335)	(282)	--	(9,581)
Interest expense	(1,276)	(920)	(4)	(255)	--	(2,455)
Other income, net	16	--	--	34	--	50
Income tax expense	--	--	--	(12,562)	--	(12,562)
Segment net income (loss)	$32,252	5,129	4,315	(20,921)	(2,313)	18,462

2010
External revenue	$96,038	50,630	7,266	--	--	153,934
Intersegment revenue	56	--	2,919	--	(2,975)	--
Total revenue	96,094	50,630	10,185	--	(2,975)	153,934

Operating expenses, excluding depreciation & amortization	(65,259)	(42,718)	(6,873)	(5,450)	2,167	(118,133)
Depreciation & amortization	(3,257)	(2,660)	(213)	(251)	--	(6,381)
Interest expense	(576)	(744)	(6)	(132)	--	(1,458)
Other income, net	10	--	--	380	--	390
Income tax expense	--	--	--	(9,723)	--	(9,723)
Segment net income (loss)	$27,012	4,508	3,093	(15,176)	(808)	18,629

For nine months ended September 30:
2011
External revenue	$297,381	147,850	21,986	22	--	467,239
Intersegment revenue	135	--	17,470	--	(17,605)	--
Total revenue	297,516	147,850	39,456	22	(17,605)	467,239

Operating expenses, excluding depreciation & amortization	(219,993)	(125,639)	(29,272)	(19,687)	13,005	(381,586)
Depreciation & amortization	(12,873)	(8,739)	(913)	(823)	--	(23,348)
Interest expense	(2,299)	(2,197)	(13)	(565)	--	(5,074)
Other income, net	40	--	--	263	--	303
Income tax expense	--	--	--	(23,003)	--	(23,003)
Segment net income (loss)	$62,391	11,275	9,258	(43,793)	(4,600)	34,531

2010
External revenue	$249,227	147,683	14,708	--	--	411,618
Intersegment revenue	167	--	11,848	--	(12,015)	--
Total revenue	249,394	147,683	26,556	--	(12,015)	411,618

Operating expenses, excluding depreciation & amortization	(190,243)	(124,083)	(21,059)	(14,569)	10,083	(339,871)
Depreciation & amortization	(9,120)	(7,758)	(509)	(727)	--	(18,114)
Interest expense	(1,764)	(2,192)	(20)	(569)	--	(4,545)
Other income, net	32	--	--	446	--	478
Income tax expense	--	--	--	(18,074)	--	(18,074)
Segment net income (loss)	$48,299	13,650	4,968	(33,493)	(1,932)	31,492

ITEM 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Omniflight; the amount of the purchase price adjustment for the Omniflight acquisition, our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable Products Division contracts; expectations around the lease accounting issue described herein; anticipated response, and the timing of such response, from the SEC with respect to such lease accounting issue; estimates and projections on the impact of such lease accounting issue on our financial statements and results of operations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part II, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the nine months ended September 30, 2011, the CBS Division generated 64% of our total revenue, compared to 60% in the nine months ended September 30, 2010.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 78% of total contract revenue) and hourly flight fees (approximately 22% of total contract revenue) billed to hospital customers. In the nine months ended September 30, 2011, the HBS Division generated 32% of our total revenue, compared to 36% in the nine months ended September 30, 2010.

•
Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for commercial and governmental entities. The Products Division generated 4% of our total revenue in the nine months ended September 30, 2011 and 2010.

See Note 8 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 22% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the nine months ended September 30, 2011, were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 13,200 and 32,400 for the quarter and nine months ended September 30, 2011, respectively, compared to approximately 10,900 and 30,000 for the quarter and nine months ended September 30, 2010, respectively. Patient transports for CBS bases open longer than one year, and excluding transports for Omniflight bases, (Same-Base Transports) were approximately 9,800 and 27,700 in the quarter and nine months ended September 30, 2011, respectively, compared to approximately 10,700 and 29,400 in the quarter and nine months ended September 30, 2010, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 55 lower and 613 higher in the quarter and nine months ended September 30, 2011, compared to 2010. Requests for community-based services decreased by 7.6% and 3.0% for the quarter and nine months ended September 30, 2011, respectively, for bases open greater than one year.

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. The impact of recently enacted healthcare legislation is still unknown since many of the legislation’s provisions have yet to take effect. Net reimbursement per transport increased 10.2% in the nine months ended September 30, 2011, compared to 2010, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2011	2010	2011	2010
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	43%	38%	43%	39%
Provision for uncompensated care	21%	20%	19%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. The increase in the percentage of uncollectible accounts in the third quarter of 2011 also reflects the addition of Omniflight which had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts. In addition, the percentage of transports covered by insurance for Omniflight’s CBS operations is approximately three percentage points lower than the percentage of insured transports for the Company’s historical operations.

●
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 21% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2010, we have taken delivery of 28 new aircraft and expect to take delivery of a total of 23 additional aircraft during 2011 and 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 17.3% and increased 1.2% for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Total flight volume for CBS and HBS operations increased 26.9% and 10.2% for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. The decrease in maintenance expense is due to normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●
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

●
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

Results of Operations

We reported net income of $18,462,000 and $34,531,000 for the quarter and nine months ended September 30, 2011, respectively, compared to $18,629,000 and $31,492,000 for the three and nine months ended September 30, 2010, respectively. The results for 2011 included the impact of the acquisition of Omniflight effective August 1, 2011. Net reimbursement per transport for CBS operations increased 5.8% and 10.2% in the quarter and nine months ended September 30, 2011, compared to 2010, while Same-Base Transports for CBS operations were 8.5% and 5.7% lower over the same periods, respectively.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $29,593,000, or 20.4%, and $47,401,000, or 12.1%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $27,145,000, or 28.7%, to $121,635,000 for the third quarter of 2011 and $47,234,000, or 19.3%, to $292,276,000 for the nine months ended September 30, 2011, for the following reasons:

•	Net revenue of $21,284,000 from Omniflight’s CBS operations from the acquisition date through September 30, 2011.
•
Increases of 5.8% and 10.2% in net reimbursement per transport for the quarter and nine months ended September 30, 2011, respectively, compared to 2010, due to the benefit of recent price increases net of the change in payer mix resulting from the Omniflight acquisition described above.

•
Decreases of 908, or 8.5%, and 1,687, or 5.7%, in Same-Base Transports for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 55 lower and 613 higher in the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Requests for community-based services decreased by 7.6% and 3.0% for the quarter and nine months ended September 30, 2011, respectively, for bases open greater than one year.

•
Incremental net revenue of $7,365,000 and $17,908,000 for the quarter and nine months ended September 30, 2011, respectively, generated from the addition of nineteen new CBS bases, including eleven bases resulting from the conversion of HBS contracts, during either 2011 or 2010.

•
Closure of three bases due to insufficient flight volume during 2010, resulting in decreases in net revenue of approximately $714,000 and $4,247,000 during the quarter and nine months ended September 30, 2011, respectively.

•
HBS – Net flight revenue increased $2,448,000, or 4.8%, to $53,078,000 for the third quarter of 2011 and $167,000, or 0.1%, to $147,850,000 for the nine months ended September 30, 2011, for the following reasons:

•	Net revenue of $5,386,000 from Omniflight’s HBS operations from the acquisition date through September 30, 2011.
•
Cessation of service under three contracts and the conversion of five contracts to CBS operations during either 2011 or 2010, resulting in decreases in net revenue of approximately $4,097,000 and $10,640,000 for the quarter and nine months ended September 30, 2011, respectively.

•
Incremental net revenue of $1,003,000 and $4,016,000 for the quarter and nine months ended September 30, 2011, generated from the expansion of five contracts to additional bases of operation during either 2011 or 2010.

•
Decreases of 1.9% and 2.7% in flight volume for the quarter and nine months ended September 30, 2011, for all contracts excluding contract expansions and closed contracts discussed above, as well as Omniflight’s HBS operations from the acquisition date through September 30, 2011.

•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $16,706,000, or 31.1%, and $22,578,000, or 14.1%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Changes by business segment are as follows:

•
CBS – Flight center costs increased $14,448,000, or 41.4%, to $49,363,000 for the third quarter of 2011 and $20,081,000, or 19.5%, to $123,280,000 for the nine months ended September 30, 2011, for the following reasons:

•	Flight center costs of approximately $9,247,000 related to Omniflight’s CBS operations from the acquisition date through September 30, 2011.
•	Increases of approximately $3,575,000 and $7,552,000 for the quarter and nine months ended September 30, 2011, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $761,000 and $2,836,000 for the quarter and nine months ended September 30, 2011, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

•
HBS - Flight center costs increased $2,258,000, or 12.0%, to $21,116,000 for the third quarter of 2011 and $2,497,000, or 4.4%, to $59,176,000 for the nine months ended September 30, 2011, primarily due to the following:

•	Flight center costs of approximately $2,127,000 related to Omniflight’s CBS operations from the acquisition date through September 30, 2011.
•	Decreases of approximately $1,475,000 and $3,527,000 for the quarter and nine months ended September 30, 2011, respectively, due to the closure of base locations described above.
•	Increases of approximately $515,000 and $1,435,000 for the quarter and nine months ended September 30, 2011, respectively, for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses decreased $1,271,000, or 4.1%, and increased $3,734,000, or 4.5%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
•
Decrease in aircraft maintenance expense of $4,136,000, or 17.3%, to $19,815,000 for the third quarter of 2011 and increase of $744,000, or 1.2%, to $62,824,000 for the nine months ended September 30, 2011, compared to the prior year. Total flight volume for CBS and HBS operations increased 26.9% and 10.2% for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Excluding the impact of the Omniflight fleet, aircraft maintenance expense decreased 32.0% and 4.5% for the quarter and nine months ended September 30, 2011, respectively. Total flight volume for CBS and HBS operations, excluding the Omniflight fleet, increased 7.2% and 3.0% for the quarter and nine months ended September 30, 2011, respectively. The decrease in maintenance expense is due to normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. Maintenance expense in the third quarter also included a credit of approximately $1.6 million related to a negotiated revision in an agreement covering main rotor blade replacement costs for our BK-117 twin-engine aircraft. We recorded $1.3 million of expense related to this same agreement during the six months ended June 30, 2011.

•
Increases of approximately 47.4% and 29.3% in the cost of aircraft fuel per hour flown for the quarter and nine months ended September 30, 2011, respectively. Total fuel costs increased $2,751,000 to $6,264,000 and $3,950,000 to $13,950,000 for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. We have a financial derivative agreement to protect against aircraft fuel price increases greater than 20%, covering approximately 90% of our anticipated fuel consumption for 2011, excluding the impact of the Omniflight fleet. Fuel expense included non-cash mark to market derivative losses of $528,000 and $305,000 for the quarter and nine months ended September 30, 2011, respectively, compared to non-cash mark to market losses of $26,000 and $343,000 for the quarter and nine months ended September 30, 2010. Cash settlements under the terms of the agreements totaled $307,000 and $884,000 in the quarter and nine months ended September 30, 2011, respectively. We received no cash settlements under the agreements in the quarter and nine months ended September 30, 2010.

•	Decreases in hull insurance rates effective July 2011 and 2010.
•	Total aircraft operating expenses related to the Omniflight fleet were $5,235,000 from the acquisition date through September 30, 2010.

Aircraft rental expense increased $792,000, or 6.7%, and $411,000, or 1.1%, for the quarter and nine months ended September 30, 2011, respectively, in comparison to the prior year. As discussed more fully elsewhere in this report, the majority of aircraft leases for Omniflight were classified as capital leases rather than as operating leases. Aircraft rental expense related to Omniflight’s operating leases was approximately $614,000 from the acquisition date through September 30, 2011. We also added twenty leased aircraft to our fleet during either 2011 or 2010. These increases were offset in part by refinancing at lower lease rates or buying out 42 aircraft during either 2011 or 2010.

Products Division

Medical interiors and products revenue increased $1,425,000, or 19.6%, and $7,304,000, or 49.6%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Significant projects in process during 2011 included work under two contracts to produce a total of fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter, 77 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and six aircraft medical interior kits for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2011, was as follows:
•	$5,748,000 and $15,537,000 – governmental entities
•	$2,954,000 and $6,507,000 – commercial customers

Significant projects in process during 2010 included 32 multi-mission interiors for the U.S. Army’s HH-60M helicopter, eight interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV litter systems, and eight aircraft medical interior kits for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2010, was as follows:
•	$5,806,000 and $10,004,000 – governmental entities
•	$1,471,000 and $4,736,000 – commercial customers

Cost of medical interiors and products increased $1,615,000, or 36.3%, and $4,670,000, or 43.3%, for the quarter and nine months ended September 30, 2011, respectively, as compared to the prior year, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $220,000, or 14.3%, and $916,000, or 22.1%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010, primarily due to ten new contracts entered into during either 2011 or 2010.

Depreciation and amortization expense increased $3,200,000, or 50.1%, and $5,234,000, or 28.9%, for the quarter and nine months ended September 30, 2011, compared to 2010. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $1,740,000 from the acquisition date through September 30, 2011. Amortization of Omniflight’s intangible assets totaled $657,000 for the quarter and nine months ended September 30, 2011, and was allocated entirely to the CBS division. In addition, since the second quarter of 2010, we have added seventeen aircraft and six medical interiors, totaling approximately $33.1 million, to our depreciable assets.

General and administrative (G&A) expenses increased $6,112,000, or 35.5%, and $10,163,000, or 20.3%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 12.6% and 12.9% of revenue for the quarter and nine months ended September 30, 2011, compared to 11.2% and 12.2% of revenue for the quarter and nine months ended September 30, 2010. Expenses for the quarter and nine months ended September 30, 2011, included approximately $1,509,000 and $1,759,000 in transaction costs and employee severance related to the acquisition of Omniflight. We also incurred approximately $877,000 in expenses related to transitioning Omniflight’s G&A functions into existing Air Methods departments. The increase in expense also reflects additional headcount in our safety department to support the ongoing implementation of our Safety Management System (SMS) and in our billing department to support the increase in third party patient billing contracts, as well as accruals for amounts earned under the Economic Value Added Bonus Plan.

Interest expense increased $997,000, or 68.4%, and $529,000, or 11.6%, for the quarter and nine months ended September 30, 2011, primarily due to interest of $295,000 recorded on capital lease obligations assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.4% for the quarter ended September 30, 2011.

Income tax expense was $12,562,000 and $23,003,000 in the quarter and nine months ended September 30, 2011, respectively, and $9,723,000 and $18,074,000 in the quarter and nine months ended September 30, 2010, respectively. The effective tax rate was approximately 40% for 2011 and 37% for 2010. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state income tax rate and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2011, was $150,571,000, compared to $164,021,000 at December 31, 2010. Cash generated by operations was $23,720,000 in 2011, compared to $41,909,000 in 2010. In 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010 and approximately $9,740,000 for deposits on new aircraft purchases. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 6-month period to outstanding open net accounts receivable, increased from 94 days at December 31, 2010, to 104 days at September 30, 2011, primarily because of administrative changes in the methods required to submit reimbursement claims to certain insurance providers.

Cash used by investing activities totaled $240,104,000 in 2011 compared to $29,399,000 in 2010. In addition to the purchases of Omniflight and URS, equipment acquisitions in 2011 included the buy-out of sixteen previously leased aircraft for approximately $29.7 million. We sold five aircraft for $5.9 million during 2011. Equipment acquisitions in 2010 included eighteen aircraft for approximately $21.9 million, as well as medical interiors and avionics upgrades. We sold four aircraft for $5.9 million during 2010.

Financing activities provided $158,189,000 in 2011 compared to using $4,986,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we used cash reserves to retire our previous term loan and proceeds from the $200 million term loan under our Amended Credit Facility to fund the acquisition of Omniflight. We began making scheduled quarterly principal payments on the term loan beginning with the quarter ended September 30, 2011. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the nine months ended September 30, 2011, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $7,758,000 in flight revenue.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2010, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 65% before the carrying value of the reporting unit exceeded its fair value. The Company’s analysis of goodwill valuation has not yet included the goodwill associated with the Omniflight acquisition since the analysis is prepared as of December 31 annually.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at September 30, 2011, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:

We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit (which has no balance outstanding at September 30, 2011) and $200,340,000 in notes payable. Based on the amounts outstanding at September 30, 2011, the annual impact of a change of 100 basis points in interest rates would be approximately $2,003,000. Interest rates on these instruments approximate current market rates as of September 30, 2011.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the third quarter of 2011, we implemented Ramco, a new enterprise resource planning (ERP) system which replaced our existing purchasing, materials management, and aircraft record systems. As with any significant change, we have identified certain control deficiencies resulting from business process, systems and user issues. Our implentation process is designed to identify and remediate issues of this nature, and we have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

Other than the change mentioned above, there were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Unreviewed Financial Statements:

•
Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements when reviewed by an independent registered public accounting firm.

Because the 2011 unaudited interim financial statements and notes thereto for the quarterly period ended September 30, 2011 included in our Form 10-Q for the quarter ended September 30, 2011 have not been reviewed in accordance with SAS 100, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, the Form 10-Q is deemed to be deficient and not timely filed.  Upon receipt of guidance from the SEC on the underlying lease accounting issue described below, we intend to engage our independent registered public accounting firm to review the financial statements and to file as promptly as practicable any necessary amendment to the Form 10-Q for the quarterly period ended September 30, 2011  that will include unaudited interim financial statements reviewed in accordance with SAS 100 as required by Rule 10-01(d).  The review could result in changes to the unreviewed financial statements, whether as a result of modifications that may result from guidance we receive from the SEC in response to our letter concerning the appropriate GAAP interpretation of ASC 840-10-25-14, or otherwise.

•
Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X will have an adverse impact on our ability to use our existing registration statements and may also adversely impact our contractual and regulatory compliance.

Our failure to obtain the review required by Regulation S-X and the resulting status of our Form 10-Q for the quarter ended September 30, 2011 as not having been filed on a timely basis, will render us ineligible to file registration statements on Form S-3, to use our existing shelf registration statement on Form S-3 or our registration statement on Form S-8, and may have other adverse consequences, such as potential material impacts on covenants contained in our contractual commitments, our obligations under NASDAQ Stock Market listing standards, and compliance with applicable securities laws. The Company has already determined that filing a deficient Form 10-Q for failure to obtain the review of its interim financial statements does not constitute a covenant violation under its Amended Credit Facility.

•	Guidance from the SEC may have a material impact on previously filed financial statements.

On October 10, 2011, the Company submitted a letter to the SEC’s Office of the Chief Accountant seeking guidance on the appropriate GAAP interpretation of ASC 840-10-25-14, which may impact the Company’s presentation for aircraft leases.  As previously disclosed on the Company’s Form 8-K/A filed on October 17, 2011, certain of Omniflight’s aircraft leases were classified as capital leases based upon certain default clauses deemed to be subjective and Omniflight’s interpretation of the maximum amount they could be required to pay to the lessor in the event of default.  The Company has historically classified certain of its aircraft leases with similar provisions as operating leases based upon the Company’s differing interpretation of the maximum amount they could be required to pay to the lessor in the event of default. The SEC is continuing to analyze the issue and based on conversations with the SEC, the Company expects to receive guidance from the SEC on or around December 1, 2011.  However, there is no guarantee that the SEC will issue guidance on this issue by such date, or at any time.

If the ultimate resolution of any of the above matters results in an accounting treatment other than as currently reported, there may be a material impact on previously filed financial statements that may require that such financial statements be restated or revised.

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

AIR METHODS CORPORATION

Date: November 9, 2011	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: November 9, 2011	By:	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: November 9, 2011	By:	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer