Form 10-K/A
period 2010-12-31
AIR METHODS CORP
filed 2011-12-22
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

To Form 10-K/A

i

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of Air Methods Corporation (the Company) for the fiscal year ended December 31, 2010 as originally filed with the Securities and Exchange Commission (the SEC) on March 11, 2011 (the Original Filing). This Form 10-K/A amends the Original Filing to change the classification of most of the Company’s aircraft leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. The following sections of the Original Filing were revised:

•	Item 1A – Risk Factors

•	Item 2 – Properties

•	Item 6 – Selected Consolidated Financial Data

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8 – Financial Statements and Supplementary Data

•	Item 9A – Controls and Procedures

•	Item 15 – Exhibits and Financial Statement Schedules

•	Exhibit 23 – Consent of KPMG LLP

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Notwithstanding the foregoing, the modifications made herein resulted from the guidance the Company received from the SEC after the date of the Original Filing concerning the appropriate GAAP interpretation of the maximum amount the Company could be required to pay as described in ASC 840-10-25-14, in the event of a non-performance-related default under the Company’s aircraft leases. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

iii

PART I

ITEM 1.	BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two service delivery models: Community-Based Services (CBS) and Hospital-Based Services (HBS). Rocky Mountain Holdings, LLC (RMH), FSS Airholdings, LLC (FSS), Mercy Air Service, Inc. (Mercy Air), and LifeNet, Inc. (LifeNet) all operate as wholly-owned subsidiaries of Air Methods. FSS is the parent company of CJ Systems Aviation Group, Inc. (CJ).

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

•
Debt and lease obligations – We are obligated under debt facilities providing for up to approximately $420.0 million of indebtedness, of which approximately $370.0 million was outstanding at December 31, 2010, and operating lease obligations which total $28.7 million over the remaining terms of the leases. We have cash on hand of $60.7 million, a portion of which could be used to prepay debt without penalty. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

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

Equipment and Parts

As of December 31, 2010, our aircraft fleet consisted of 90 Company-owned aircraft and 177 leased aircraft. The table below also includes 56 aircraft owned by HBS customers and operated by us under contracts with them.

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

Our common stock is traded on the NASDAQ Global Select Market(R) under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

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

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data:
Revenue	$562,002	514,298	501,447	398,289	320,913

Operating expenses	(409,578)	(389,132)	(391,819)	(287,584)	(239,682)
General and administrative expenses	(69,226)	(64,963)	(67,480)	(53,298)	(40,710)
Other expense, net	(15,242)	(16,337)	(15,958)	(13,426)	(11,315)

Income before income taxes	67,956	43,866	26,190	43,981	29,206
Income tax expense	(25,199)	(16,954)	(9,725)	(17,324)	(12,613)

Net income	$42,757	26,912	16,465	26,657	16,593

Basic income per common share	$3.42	2.19	1.35	2.23	1.41

Diluted income per common share	$3.39	2.16	1.31	2.13	1.35

Weighted average number of shares of Common Stock outstanding - basic	12,496,513	12,267,727	12,155,144	11,953,871	11,748,107

Weighted average number of shares of Common Stock outstanding - diluted	12,596,414	12,434,586	12,530,381	12,512,077	12,306,047

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2010	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Total assets	$723,110	694,338	689,287	629,567	377,132
Long-term liabilities	374,288	391,344	403,695	355,374	210,393
Stockholders' equity	233,429	185,573	151,536	135,896	102,070

SELECTED OPERATING DATA

	2010	2009	2008	2007		2006
For year ended December 31:
CBS patient transports	40,046	39,613	42,394	39,256	(1)	34,116
HBS medical missions	56,737	60,545	63,577	59,658	(1)	50,670
As of December 31:
CBS bases	113	105	100	106		76
HBS bases	123	129	145	157		90

(1) Includes transports and missions for CJ locations from October 1, 2007 through December 31, 2007, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 2 to the consolidated financial statements for a discussion of this matter.

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities.In 2010 the CBS Division generated 61% of our total revenue, compared to 56% in 2009 and 59% in 2008.

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

See Note 14 to consolidated financial statements included in Item 8 of this report for operating results by segment.

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

Results of Operations

Year ended December 31, 2010 compared to 2009

We reported net income of $42,757,000 for the year ended December 31, 2010, compared to $26,912,000 for the year ended December 31, 2009. Net reimbursement per transport for CBS operations increased 15.7% in 2010 compared to 2009, while Same-Base Transports for CBS operations were 3.5% lower over the same period.

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

Aircraft operating expenses increased $13,073,000, or 12.9%, for the year ended December 31, 2010, in comparison to 2009. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
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

Depreciation and amortization expense increased $3,140,000, or 5.2%, for the year ended December 31, 2010. Since the first quarter of 2009, we have added 42 aircraft and 38 medical interiors, as well as four new software systems, totaling approximately $87.0 million to our depreciable assets.

Income tax expense was $25,199,000, or 37.1% of income before taxes, in 2010 and $16,954,000, or 38.6% of income before taxes, in 2009. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state rate by approximately $300,000 and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Year ended December 31, 2009 compared to 2008

We reported net income of $26,912,000 for the year ended December 31, 2009, compared to $16,465,000 for the year ended December 31, 2008. Net income for 2008 included an income tax benefit of $1,290,000 due to a change in the effective state income tax rate. Net reimbursement per transport for CBS operations increased 6.3% in 2009 compared to 2008, while Same-Base Transports for CBS operations were 5.9% lower over the same period. Aircraft operating expenses decreased 15.9% for 2009 compared to 2008, reflecting lower maintenance and fuel costs.

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

Aircraft operating expenses decreased $19,035,000, or 15.9%, for the year ended December 31, 2009, in comparison to 2008. The decrease in costs is due to the following:
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

General Expenses

Depreciation and amortization expense increased $4,245,000, or 7.5%, for the year ended December 31, 2009. In 2009 we added seventeen aircraft totaling approximately $33.6 million to our depreciable assets.

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

Income tax expense was $16,954,000, or 38.6% of income before taxes, in 2009 and $9,725,000, or 37.1% of income before taxes, in 2008. In 2008 the effective rate used to determine state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation. Income tax benefit of $1,290,000 was recognized for the year ended December 31, 2008, as a result of applying the new rate to deferred tax assets and liabilities. Excluding the effect of this change, the effective tax rate for 2008 was 42.1%. The decrease from 42.1% to 38.6% in the effective tax rate was primarily attributed to a decrease in certain permanent book-tax differences and to a change in the effective state income tax rate as a result of our withdrawal from certain states and revisions in state tax regulations.

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2010 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Long-term debt principal	$95,223	14,871	44,281	23,010	13,061
Interest payments (1)	14,786	4,506	6,486	2,785	1,009
Total long-term debt obligations	110,009	19,377	50,767	25,795	14,070

Capital leases	274,791	42,327	87,793	76,588	68,083
Interest payments	44,618	12,199	18,141	10,086	4,192
Total capital lease obligations	319,409	54,526	105,934	86,674	72,275

Operating leases	28,730	4,153	4,435	2,076	18,066
Aircraft purchase commitments	89,465	64,806	24,659	--	--

Total	$547,613	142,862	185,795	114,545	104,411

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

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2009, we had one open purchase commitment totaling approximately $26.2 million for twelve aircraft, ten of which were delivered in 2010 with the remaining two scheduled to be delivered in 2011. In addition to these two aircraft, we also had open purchase commitments as of December 31, 2010, totaling approximately $85.0 million for 35 aircraft scheduled to be delivered in 2011 and 2012. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $4.7 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2010, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2011 and 2012.

Residual Value Guarantees

We have entered into various aircraft leases under which we provide residual value guarantees to the lessor. As of December 31, 2010, the undiscounted maximum amount of potential future payments under the guarantees is $5,281,000. Of this amount, $5,040,000 relates to aircraft leases which were assumed in the CJ acquisition. No amounts related to the guarantees were included in the minimum lease payments for purposes of measuring the capital lease obligations, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

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

Sources and Uses of Cash

We had cash and cash equivalents of $60,710,000 and working capital of $122,599,000 at December 31, 2010, compared to cash and cash equivalents of $38,073,000 and working capital of $86,389,000 at December 31, 2009. Cash generated by operations totaled $110,036,000 in 2010 compared to $111,408,000 in 2009. Despite an increase in accounts receivable as a result of increased revenue, cash generated by operations remained consistent due to improved collections for CBS operations. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, decreased from 107 days at December 31, 2009, to 90 days at December 31, 2010.

Cash used for investing activities totaled $26,942,000 in 2010, compared to $28,500,000 in 2009. Equipment acquisitions in 2010 included the purchase of one aircraft and the buyout of 22 previously leased aircraft for a total of approximately $23.7 million, as well as medical interiors and avionics upgrades. We sold eight aircraft for $7.3 million during 2010. Significant equipment acquisitions in 2009 included the purchase of nineteen aircraft for approximately $37.0 million. During 2009 we sold nine aircraft for total proceeds of $6.4 million and received $1.5 million in insurance proceeds for an aircraft damaged in a ground incident.

Financing activities used $60,457,000 in 2010 compared to $57,982,000 in 2009. The primary use of cash in both 2010 and 2009 was regularly scheduled payments of long-term debt and capital lease obligations. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft. The notes are payable over five-year terms with current weighted average interest rates of 4.8%. In 2009 we used proceeds of $41.0 million from fifteen new long-term debt agreements to purchase ten helicopters and to pay off $18.8 million of short-term notes payable to an aircraft manufacturer for the delivery of five helicopters. We used proceeds from operations to fully pay off the balance against our revolving credit facility during the second quarter of 2009. We have not carried a balance against our line of credit during 2010.

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

Restatement of Previously Issued Financial Statements

On November 18, 2011, the U.S. Securities and Exchange Commission (SEC) responded to the Company’s request for guidance concerning aircraft lease-related accounting issues and the appropriate interpretation of the maximum amount that the Company could be required to pay as described in ASC 840-10-25-14, in the event of a non-performance-related default. In light of this response, management initiated a review of the Company’s aircraft lease accounting and determined that its previous method of accounting for aircraft leases as operating leases was not in accordance with U.S. generally accepted accounting principles (GAAP). As a result, the Company has restated its consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, included in the Company’s December 31, 2010, Annual Report on Form 10-K/A and the consolidated interim financial statements included in the Company’s Forms 10-Q/A as of and for the quarter and year-to-date periods ended March 31, 2011; June 30, 2011; and September 30, 2011; and related 2010 comparative prior quarter and year-to-date periods included in those Forms 10-Q/A.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(b) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our Original Filing), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, during the fourth quarter of fiscal year 2011, we concluded that our previously established aircraft lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 included in the Company’s December 31, 2010 Annual Report on Form 10-K and the consolidated interim financial statements included in the Company’s Forms 10-Q as of and for the quarter and year to date periods ended March 31, 2011; June 30, 2011 and September 30, 2011, and related 2010 comparative prior quarter and year to date periods included in those Form 10-Q’s. As a result of  the material weakness that has been determined to exist as described in Management’s Report on Internal Control Over Financial Reporting, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

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

Prior to the filing of our original Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our management assessed the effectiveness of our internal control over financial reporting as of the last day of the period covered by the report. In making this assessment management used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on this assessment, our management had concluded that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. Subsequently, during the fourth quarter of fiscal year 2011, we identified a material weakness in our controls over financial reporting as of December 31, 2010. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As stated above, we identified a material weakness in our controls over the accounting for aircraft leases. The Company’s control to evaluate leases for capital versus operating lease classification was not designed to consider all of the relevant lease accounting literature applicable to lease classification, including nonperformance related default provisions as described in ASC 840-10-25-14. This material weakness resulted in a material error in our accounting for aircraft leases and a restatement of our previously issued financial statements more fully described in Note 2 to the consolidated financial statements set forth herein. Based on our assessment, management now concludes that, as of December 31, 2010, our internal control over financial reporting was not effective.

KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Remediation of the Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting, the Company implemented additional review procedures over the lease default provisions affecting aircraft lease accounting practices.

The Company’s remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over aircraft lease default provisions have been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the Company’s internal controls over financial reporting and other disclosure controls and procedures as of December 31, 2011. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

Changes in Internal Controls over Financial Reporting

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

10.14
Revolving Credit, Term Loan and Security Agreement, dated as of September 17, 2007, among Air Methods Corporation, Rocky Mountain Holdings, L.L.C., Mercy Air Service, Inc. and LifeNet, Inc., KeyBank National Association, as Administrative Agent for the Lenders, Lead Arranger and Sole Book Runner, and the lending parties thereto11

10.15
Amendment No. 1 to Revolving Credit, Term Loan and Security Agreement dated as of October 1, 2007 among Air Methods Corporation, Rocky Mountain Holdings, L.L.C.,  Mercy Air Service, Inc., LifeNet, Inc., FSS Airholdings, Inc., and CJ Systems Aviation Group, Inc., as Borrowers, KeyBank National Association, as a Lender, lead arranger, sole book runner and administrative agent, LaSalle Bank National Association, as a Lender and syndication agent, National City Bank, as a Lender and documentation agent, and the other Lenders identified therein.12

10.16
Form of Guaranty Agreement between KeyBank, as Agent for the Lenders and each of (i) Special Jet Services, Inc., (ii) CJ Critical Care Transportation Systems of Kentucky, Inc., (iii) CJ Critical Care Transportation Systems of Florida, Inc., and (iv) CJ Critical Care Transportation Systems, Inc.12

10.17	Air Methods Corporation Economic Value Added Plan, adopted February 5, 200915

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 21, 2008, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	December 22, 2011	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	December 22, 2011
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	December 22, 2011
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	December 22, 2011
Sharon J. Keck

/s/ George W. Belsey	Director	December 22, 2011
George W. Belsey

/s/ Ralph J. Bernstein	Director	December 22, 2011
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	December 22, 2011
Mark D. Carleton

/s/ C. David Kikumoto	Chairman of the Board	December 22, 2011
C. David Kikumoto

/s/ Carl H. McNair, Jr.	Director	December 22, 2011
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	December 22, 2011
Lowell D. Miller, Ph.D.

/s/ David A. Roehr	Director	December 22, 2011
David A. Roehr

/s/ Morad Tahbaz	Director	December 22, 2011
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets, December 31, 2010 and 2009	F-3

Consolidated Statements of Income, Years Ended December 31, 2010, 2009, and 2008	F-5

Consolidated Statements of Stockholders' Equity, Years Ended December 31, 2010, 2009, and 2008	F-6

Consolidated Statements of Cash Flows, Years Ended December 31, 2010, 2009, and 2008	F-7

Notes to Consolidated Financial Statements, December 31, 2010 and 2009	F-10

Schedules

II – Valuation and Qualifying Accounts Years Ended December 31, 2010, 2009, and 2008	F-33

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for each of the years in the three-year period ended December 31, 2010 have been restated to correct for errors in accounting for leases.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2011, except for restatement of the effectiveness of internal control over financial reporting for the material weakness related to accounting for leases, which is as of December 22, 2011, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 10, 2011, except as to Note 2, which is as of December 22, 2011

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s accounting for leases has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2010 and this report does not affect our report on the consolidated financial statements dated March 10, 2011, except as to Note 2, which is as of December 22, 2011, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting has been restated by Air Methods Corporation’s management to reflect the aforementioned material weakness and, as a result, Air Methods Corporation’s internal control over financial reporting was not effective as of December 31, 2010.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Air Methods Corporation has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ KPMG LLP

Denver, Colorado
March 10, 2011, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to accounting for leases, which is as of December 22, 2011

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009
(Amounts in thousands, except share and per share amounts)

	2010	2009
	(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$60,710	38,073
Current installments of notes receivable	4	467
Receivables:
Trade, net (note 5)	132,329	113,563
Refundable income taxes	2,403	2,300
Other	3,510	2,264
	138,242	118,127

Inventories, including work-in-process on medical interiors and products contracts (note 5)	26,820	27,670
Assets held for sale	2,442	5,834
Costs and estimated earnings in excess of billings on uncompleted contracts (note 3)	160	6,614
Prepaid expenses and other current assets (note 4)	9,614	7,025

Total current assets	237,992	203,810

Property and equipment (notes 5 and 6):
Land	251	251
Flight and ground support equipment	217,133	204,506
Aircraft under capital leases (note 2)	382,171	388,550
Aircraft rotable spare parts	35,375	28,295
Buildings and office equipment	37,371	34,274
	672,301	655,876
Less accumulated depreciation and amortization	(227,558)	(205,043)

Net property and equipment	444,743	450,833

Goodwill	25,506	25,506
Notes and other receivables, less current installments	121	125
Other assets, net of accumulated amortization of $2,716 and $2,279 at December 31, 2010 and 2009, respectively	14,748	14,064

Total assets	$723,110	694,338

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

	2010	2009
	(Restated)	(Restated)
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$--	4,510
Current installments of long-term debt (note 5)	14,871	14,882
Current installments of obligations under capital leases (note 6)	42,327	43,380
Accounts payable	13,633	11,509
Deferred revenue	6,089	6,482
Billings in excess of costs and estimated earnings on uncompleted contracts (note 3)	638	759
Accrued wages and compensated absences	13,941	12,438
Due to third party payers	4,628	3,945
Deferred income taxes (note 11)	7,143	8,883
Other accrued liabilities	12,123	10,633

Total current liabilities	115,393	117,421

Long-term debt, less current installments (note 5)	80,352	89,621
Obligations under capital leases, less current installments (note 6)	232,464	251,084
Deferred income taxes (note 11)	31,409	24,794
Other liabilities (note 6)	30,063	25,845

Total liabilities	489,681	508,765

Stockholders’ equity (note 8):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,602,164 and 12,467,387 shares at December 31, 2010 and 2009, respectively; outstanding 12,600,998 and 12,459,554 shares at December 31, 2010 and 2009, respectively	756	748
Additional paid-in capital	88,069	82,978
Retained earnings	144,604	101,847

Total stockholders' equity	233,429	185,573
Commitments and contingencies (notes 5, 6, 12, and 13)
Total liabilities and stockholders' equity	$723,110	694,338

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Revenue:
Flight revenue, net (note 10)	$533,852	486,303	485,184
Sales of medical interiors and products	22,447	24,302	13,618
Other	5,703	3,693	2,645
	562,002	514,298	501,447
Operating expenses:
Flight centers	216,092	210,511	209,706
Aircraft operations (note 4)	114,109	101,036	120,071
Cost of medical interiors and products sold	15,776	18,050	9,737
Depreciation and amortization	63,636	60,496	56,251
Gain on disposition of assets, net	(35)	(961)	(3,946)
General and administrative	69,226	64,963	67,480
	478,804	454,095	459,299

Operating income	83,198	60,203	42,148

Other income (expense):
Interest expense	(19,176)	(19,412)	(19,189)
Other, net	3,934	3,075	3,231

Income before income taxes	67,956	43,866	26,190

Income tax expense (note 11)	(25,199)	(16,954)	(9,725)

Net income	$42,757	26,912	16,465

Income per common share (note 7):
Basic	$3.42	2.19	1.35
Diluted	$3.39	2.16	1.31

Weighted average number of common shares outstanding:
Basic	12,496,513	12,267,727	12,155,144
Diluted	12,596,414	12,434,586	12,530,381

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2008 (as previously reported)	12,136,879	$728	--	$--	76,698	64,594	142,020
Restatement adjustments	--	--	--	--	--	(6,124)	(6,124)
Balances at January 1, 2008 (restated)	12,136,879	728	--	--	76,698	58,470	135,896

Issuance of common shares for options	109,000	7	--	--	1,309	--	1,316
Tax benefit from exercise of stock options	--	--	--	--	506	--	506
Stock-based compensation (note 8)	22,500	2	--	--	2,204	--	2,206
Unvested restricted stock	16,300	--	--	--	--	--	--
Purchase of treasury shares	--	--	227,917	(4,853)	--	--	(4,853)
Net income (restated)	--	--	--	--	--	16,465	16,465

Balances at December 31, 2008 (restated)	12,284,679	737	227,917	(4,853)	80,717	74,935	151,536

Issuance of common shares for options	410,625	25	--	--	3,894	--	3,919
Tax benefit from exercise of stock options	--	--	--	--	2,029	--	2,029
Stock-based compensation (note 8)	--	--	--	--	1,177	--	1,177
Retirement of treasury shares	(227,917)	(14)	(227,917)	4,853	(4,839)	--	--
Net income (restated)	--	--	--	--	--	26,912	26,912

Balances at December 31, 2009 (restated)	12,467,387	748	--	--	82,978	101,847	185,573

Issuance of common shares for options	135,777	8	--	--	3,018	--	3,026
Tax benefit from exercise of stock options	--	--	--	--	561	--	561
Stock-based compensation (note 8)	--	--	--	--	1,512	--	1,512
Forfeiture of unvested restricted shares	(1,000)	--	--	--	--	--	--
Net income (restated)	--	--	--	--	--	42,757	42,757

Balances at December 31, 2010 (restated)	12,602,164	$756	--	$--	88,069	144,604	233,429

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands)

	Year Ended December 31
	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$42,757	26,912	16,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,636	60,496	56,251
Deferred income tax expense	5,308	4,222	5,564
Stock-based compensation	1,512	1,177	2,206
Tax benefit from exercise of stock options	(561)	(2,029)	(506)
Gain on disposition of assets	(35)	(961)	(3,946)
Unrealized loss on derivative instrument	181	455	128
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(21,420)	21,371	17,924
Decrease (increase) in inventories	850	(2,826)	(8,176)
Increase in prepaid expenses and other current assets	(691)	(1,046)	(575)
Decrease (increase) in costs in excess of billings	6,454	(774)	(2,383)
Increase in accounts payable, other accrued liabilities, and other liabilities	12,559	4,870	7,263
Decrease in deferred revenue and billings in excess of costs	(514)	(459)	(242)

Net cash provided by operating activities	110,036	111,408	89,973

Cash flows from investing activities:
Acquisition of property and equipment and assets held for sale	(35,134)	(40,012)	(30,001)
Proceeds from disposition and sale of equipment and assets held for sale	7,983	8,774	16,900
Decrease (increase) in notes and other receivables and other assets, net	209	2,738	(943)

Net cash used in investing activities	(26,942)	(28,500)	(14,044)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from issuance of common stock	$3,026	3,919	1,316
Payments for purchases of common stock	--	--	(4,853)
Tax benefit from exercise of stock options	561	2,029	506
Net borrowings (payments) under line of credit	--	(19,258)	2,646
Proceeds from long-term debt	6,188	41,021	21,547
Payments for financing costs	(178)	(618)	(212)
Payments of long-term debt	(15,468)	(34,502)	(19,114)
Payments of capital lease obligations	(54,586)	(50,573)	(69,752)

Net cash used by financing activities	(60,457)	(57,982)	(67,916)

Increase in cash and cash equivalents	22,637	24,926	8,013

Cash and cash equivalents at beginning of year	38,073	13,147	5,134

Cash and cash equivalents at end of year	$60,710	38,073	13,147

Interest paid in cash during the year	$18,842	19,086	19,007
Income taxes paid in cash during the year	$19,627	9,755	2,771

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands, except share amounts)

Non-cash investing and financing activities:

In the year ended December 31, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into capital leases of $34,913 to finance the purchase of aircraft and other equipment. The Company also traded a used aircraft for a $2,000 deposit toward the purchase of fifteen new aircraft.

In the year ended December 31, 2009, the Company entered into capital leases of $26,772 to finance the purchase of aircraft and other equipment, and into a note payable of $552 to finance insurance policies. In the year ended December 31, 2009, the Company settled notes payable of $5,061 in exchange for the aircraft securing the debt. The Company also entered into notes payable of $4,510 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of December 31, 2009.

In the year ended December 31, 2008, the Company entered into capital lease obligations of $106,057 to finance the purchase of aircraft and other equipment. In the year ended December 31, 2008, the Company settled notes payable of $24,203 in exchange for the aircraft securing the debt and entered into notes payable of $19,520 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of December 31, 2008. The Company also made adjustments to the preliminary purchase price allocation related to the acquisition of FSS Airholdings, Inc., which decreased goodwill by $16.

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

Property and Equipment

Hangars, equipment, and leasehold improvements are recorded at cost. All maintenance and repairs, including scheduled aircraft component overhauls and replacements, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to helicopters and airplanes leased under capital leases are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

Description	Lives	Estimated Residual value
Buildings, including hangars	40 years	10%
Helicopters, including medical equipment	8 – 25 years	10 - 25%
Ground support equipment and rotables	5 – 10 years	0 - 10%
Furniture and office equipment	3 – 10 years	0%

Capital Lease Assets and Obligations

The Company accounts for its aircraft and other equipment leases in accordance with FASB ASC 840. Capital lease assets and related obligations are measured using the present value of the minimum lease payments. The Company has elected to exclude the maximum consideration it could be required to pay the lessor in the event of default from the calculation of the present value of the minimum lease payments, since there is no likely scenario whereby an aircraft lessor would require the Company to pay the full stipulated loss value in the event of a non-performance-related default, and, therefore, this maximum consideration has a remote probability of payment. Capital lease assets are depreciated over the terms of their respective lease agreements.

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

(1)	Summary of Significant Accounting Policies, continued

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Restatement – Accounting for Leases

The Company has restated most of its aircraft operating leases that should have been classified as capital leases based upon certain provisions included in the aircraft lease agreements. Specifically, the leases have certain default clauses, including material adverse change, cross-default provisions and other provisions which are not objectively determinable or do not represent pre-defined criteria at the inception of the lease. As a result, the maximum consideration the Company could be required to pay the lessor in the event of a default is included in the lease payments for lease classification purposes at the inception of the lease. For these leases, the maximum consideration usually approximates or exceeds the cost of the aircraft at the inception of the lease and, when included in minimum lease payments for purposes of applying ASC 840-10-25-1(d) (i.e., the 90% test), results in capital lease classification, in accordance with the guidance for default covenants related to non-performance as discussed in ASC 840-10-25-14. The Company has made an accounting policy election to exclude the maximum consideration it could be required to pay the lessor in the event of default from the calculation of the present value of the minimum lease payments in measuring the capital lease asset and related obligation, since there is no likely scenario whereby an aircraft lessor would require the Company to pay the full stipulated loss value in the event of a non-performance-related default, and, therefore, this maximum consideration has a remote probability of payment.

As a result of the restatement, the Company has recorded additional capital lease assets and related capital lease obligations on the consolidated balance sheets. The impact of deferred rent and unfavorable lease liability related to the acquisition of FSS Airholdings, LLC, (FSS) in 2007 was also reversed from other assets, other accrued liabilities, and other liabilities. Goodwill associated with the acquisition of FSS was revised to reflect capital lease classification and appropriate fair value measurement of FSS leases as of the acquisition date.  The Company also adjusted its deferred income tax liability to take into account the temporary differences created to reflect the capital lease obligations and assets for financial reporting purposes. Lease payments related to these aircraft are now recognized as principal reductions in the capital lease obligations and interest expense, rather than as aircraft rental expense. The consolidated statements of income also include depreciation on the capital lease assets over the terms of the respective leases. Rental expense related to the few remaining aircraft operating leases has now been combined into aircraft operations in the consolidated statements of income, due to immateriality. The restatement also impacted the classification of cash flows from operations, financing activities and investing activities and increased the non-cash investing and financing activities; however, there was no impact on the net increase or decrease in cash and cash equivalents reported in the consolidated statements of cash flows.

The adjustment to net income for the three years ended December 31, 2010, 2009 and 2008, is summarized below (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008

Net income, as previously reported	$44,115	28,953	19,269
Aircraft operations	(1,280)	(1,501)	(2,548)
Aircraft rental	47,670	49,906	47,389
Depreciation and amortization	(39,034)	(40,627)	(39,161)
Gain on disposition of assets, net	452	359	1,091
Interest expense	(13,252)	(14,326)	(13,992)
Other income, net	3,343	2,951	2,933
Tax effect of restatement adjustment	743	1,197	1,484
Net income, as restated	$42,757	26,912	16,465

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Restatement – Accounting for Leases, continued

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	December 31, 2010		December 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets:
Assets held for sale	$2,523	2,442	10,425	5,834
Total current assets	238,073	237,992	207,096	203,810
Flight and ground support equipment	220,591	217,133	202,282	204,506
Aircraft under capital leases	--	382,171	--	388,550
Total property and equipment	293,588	672,301	265,102	655,876
Accumulated depreciation and amortization	(92,713)	(227,558)	(83,360)	(205,043)
Net property and equipment	200,875	444,743	181,742	450,833
Goodwill	20,291	25,506	20,291	25,506
Other assets	15,319	14,748	14,878	14,064
Total assets	474,679	723,110	424,132	694,338
Current installments of obligations under capital leases	964	42,327	968	43,380
Other accrued liabilities	12,145	12,123	9,354	10,633
Total current liabilities	74,052	115,393	73,730	117,421
Obligations under capital leases, less current installments	953	232,464	1,359	251,084
Deferred income taxes	42,392	31,409	35,034	24,794
Other liabilities	31,174	30,063	27,846	25,845
Total liabilities	228,923	489,681	227,590	508,765
Retained earnings	156,931	144,604	112,816	101,847
Total stockholders' equity	245,756	233,429	196,542	185,573
Total liabilities and stockholders’ equity	474,679	723,110	424,132	694,338

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Restatement – Accounting for Leases, continued

	Year Ended December 31, 2010		Year Ended December 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	112,829	114,109	99,535	101,036
Aircraft rental	47,670	--	49,906	--
Depreciation and amortization	24,602	63,636	19,869	60,496
Loss (gain) on disposition of assets, net	417	(35)	(602)	(961)
Total operating expenses	486,612	478,804	462,232	454,095
Operating income	75,390	83,198	52,066	60,203
Interest expense	(5,924)	(19,176)	(5,086)	(19,412)
Other, net	591	3,934	124	3,075
Income before income taxes	70,057	67,956	47,104	43,866
Income tax expense	(25,942)	(25,199)	(18,151)	(16,954)
Net income	44,115	42,757	28,953	26,912
Basic income per common share	3.53	3.42	2.36	2.19
Diluted income per common share	3.50	3.39	2.33	2.16

Consolidated Statements of Cash Flows:
Net income	44,115	42,757	28,953	26,912
Depreciation and amortization expense	24,602	63,636	19,869	60,496
Deferred income tax expense	6,051	5,308	5,419	4,222
Loss (gain) on disposition of assets, net	417	(35)	(602)	(961)
Increase in accounts payable, other accrued liabilities, and other liabilities	9,366	12,559	647	4,870
Net cash provided by operating activities	70,362	110,036	70,155	111,408
Acquisition of property and equipment	(49,290)	(35,134)	(47,907)	(40,012)
Decrease in notes receivable and other assets	452	209	2,992	2,738
Net cash used in investing activities	(40,855)	(26,942)	(36,141)	(28,500)
Payments of capital lease obligations	(999)	(54,586)	(1,679)	(50,573)
Net cash used by financing activities	(6,870)	(60,457)	(9,088)	(57,982)
Increase in cash and cash equivalents	22,637	22,637	24,926	24,926
Interest paid in cash during the period	5,672	18,842	4,861	19,086
Noncash investing and financing activities – new capital lease obligations	589	34,913	450	26,772

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Restatement – Accounting for Leases, continued

	Year Ended December 31, 2008
	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	117,523	120,071
Aircraft rental	47,389	--
Depreciation and amortization	17,090	56,251
Gain on disposition of assets, net	(2,855)	(3,946)
Total operating expenses	466,070	459,299
Operating income	35,377	42,148
Interest expense	(5,197)	(19,189)
Other, net	298	3,231
Income before income taxes	30,478	26,190
Income tax expense	(11,209)	(9,725)
Net income	19,269	16,465
Basic income per common share	1.59	1.35
Diluted income per common share	1.54	1.31

Consolidated Statements of Cash Flows:
Net income	19,269	16,465
Depreciation and amortization expense	17,090	56,251
Deferred income tax expense	7,048	5,564
Gain on disposition of assets, net	(2,855)	(3,946)
Increase in accounts payable, other accrued liabilities, and other liabilities	3,186	7,263
Net cash provided by operating activities	52,114	89,973
Acquisition of property and equipment	(60,783)	(30,001)
Increase in notes receivable and other assets	(702)	(943)
Net cash used in investing activities	(44,585)	(14,044)
Payments of capital lease obligations	(1,352)	(69,752)
Net cash provided (used) by financing activities	484	(67,916)
Increase in cash and cash equivalents	8,013	8,013
Interest paid in cash during the period	5,080	19,007
Noncash investing and financing activities – new capital lease obligations	2,668	106,057

The cumulative effect of the restatement on retained earnings for all periods prior to January 1, 2008, was a decrease of $6,124,000.

Certain amounts in Notes 6, 11, 14, and 15 have been restated to reflect the adjustments described above.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Derivative Instruments, continued

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2010	2009
Term loan with monthly interest payments and quarterly installments of principal with all remaining principal due in 2012. Interest rate at December 31, 2010, is 2.56%.	$30,365	37,505
Notes payable with interest rates from 6.30% to 7.88%, due in monthly installments of principal and interest with all remaining principal due in 2014, collateralized by aircraft	17,824	19,486
Notes payable with interest rates from 6.86% to 7.87%, due in monthly installments of principal and interest with all remaining principal due in 2016, collateralized by aircraft	13,041	14,009
Notes payable with interest rates from 5.48% to 5.66%, due in monthly installments of principal and interest with all remaining principal due in 2013, collateralized by aircraft	7,197	7,962
Notes payable with interest rates from 5.08% to 6.66%, due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft	5,506	7,482
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	5,310	5,605
Notes payable with interest rates from 6.04% to 7.06%, due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft	4,696	2,618
Note payable with interest rate at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	3,600	3,925
Notes payable with variable interest rates due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft. Interest rate at December 31, 2010, is 4.00%.	3,332	--
Note payable with interest rate at 5.85%, due in monthly installments of principal and interest with all remaining principal due in 2012, collateralized by aircraft	2,382	2,523
Note payable with interest rate at 6.46%, due in monthly installments of principal and interest with all remaining principal due in 2011, collateralized by aircraft	747	1,067
Note payable with interest rate at 5.60%. Paid in full in 2010.	--	995
Note payable with interest rate at 6.99%, due in monthly installments of principal and interest with all remaining principal due in 2017, collateralized by aircraft	1,223	1,326
	95,223	104,503
Less current installments	(14,871)	(14,882)
	$80,352	89,621

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Long-term Debt, continued

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

The Company leases hangar and office space and certain equipment under noncancelable operating leases and leases certain aircraft under noncancelable capital leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. As of December 31, 2010, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
	(Restated)	(Restated)
Year ending December 31:
2011	$54,526	4,153
2012	54,199	2,492
2013	51,735	1,943
2014	46,262	1,622
2015	40,412	454
Thereafter	72,275	18,066

Total minimum lease payments	319,409	$28,730
Less amounts representing interest	(44,618)
Present value of minimum capital lease payments	274,791
Less current installments	(42,327)
	$232,464

Rent expense relating to operating leases, as restated, totaled $5,919,000, $5,622,000, and $5,914,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

At December 31, 2010 and 2009, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $249,441,000 and $269,655,000, respectively (as restated). Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Income per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2010	2009	2008
Weighted average number of common shares outstanding – basic	12,496,513	12,267,727	12,155,144
Dilutive effect of:
Common stock options	97,489	159,663	374,482
Unvested restricted stock	2,412	7,196	755
Weighted average number of common shares outstanding – diluted	12,596,414	12,434,586	12,530,381

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

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company’s stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2010, no shares have been issued under this plan.

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

(9)	Related Party Transactions

During the year ended December 31, 2010, the Company paid one of its directors $105,000 to provide consulting services. In addition, the director was issued 5,000 stock options with an exercise price of $41.03 per share and a grant-date fair value totaling $65,000. The options vested immediately and are exercisable over a three-year term.

(10)	Revenue

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
$283,895

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Current income tax expense:
Federal	$(17,231)	(11,189)	(2,825)
State	(2,660)	(1,543)	(1,336)
	(19,891)	(12,732)	(4,161)

Deferred income tax expense:
Federal	(4,528)	(3,593)	(4,993)
State	(780)	(629)	(571)
	(5,308)	(4,222)	(5,564)
Total income tax expense	$(25,199)	(16,954)	(9,725)

The Company’s effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which it operates and by changing tax laws and regulations in those jurisdictions. In 2008 the effective rate used to determine state income taxes decreased primarily due to a change in Colorado statute defining the apportionment calculation. Income tax benefit of $1,290,000 (as restated) was recognized for the year ended December 31, 2008, as a result of applying the new rate to deferred tax assets and liabilities.

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):
	2010	2009	2008
	(Restated)	(Restated)	(Restated)
Tax at the federal statutory rate	$(23,784)	(15,353)	(9,167)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(1,882)	(1,630)	(1,375)
Nontaxable (nondeductible) items	72	138	(460)
Adjustment to filed returns	73	17	26
Tax credits	90	--	--
Changes in estimated state tax rates	221	(66)	1,290
Other	11	(60)	(39)
Net income tax expense	$(25,199)	(16,954)	(9,725)

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2010	2009
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carryforwards	$588	576
Accruals and other, principally due to differences in employee compensation and benefits	8,035	6,172
Other liabilities, principally due to differences in revenue recognition	5,927	4,477
Other	--	118
Total deferred tax assets	14,550	11,343

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(38,650)	(31,635)
Allowance for uncollectible accounts	(12,747)	(12,699)
Goodwill	(902)	(686)
Other	(803)	--
Total deferred tax liabilities	(53,102)	(45,020)
Net deferred tax liability	$(38,552)	(33,677)

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Employee Benefit Plans

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

(13)	Commitments, Contingencies, and Concentrations

As of December 31, 2009, the Company had one open purchase commitment totaling approximately $26.2 million for twelve aircraft, ten of which were delivered in 2010 with the remaining two scheduled to be delivered in 2011. In addition to these two aircraft, the Company also had open purchase commitments as of December 31, 2010, totaling approximately $85.0 million for 35 aircraft scheduled to be delivered in 2011 and 2012. The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $4.7 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2010, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2011 and 2012.

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

The Company has entered into various aircraft leases under which it provides residual value guarantees to the lessor. As of December 31, 2010, the undiscounted maximum amount of potential future payments under the guarantees is $5,281,000. Of this amount, $5,040,000 relates to aircraft leases which were assumed in the FSS acquisition. No amounts related to the guarantees were included in the minimum lease payments for purposes of measuring the capital lease obligations, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company’s actual and expected loss experience.

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

(13)	Commitments, Contingencies, and Concentrations, continued

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

Payer mix for the Company’s Community-Based Services operations, based on number of transports, was as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Private insurance carriers	36%	39%
Medicare	29%	27%
Medicaid	21%	20%
Self-pay patients	14%	14%

(14)	Business Segment Information

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Business Segment Information, continued

	CBS (Restated)	HBS (Restated)	Products Division	Corporate Activities (Restated)	Intersegment Eliminations	Consolidated (Restated)
2010
External revenue	$342,798	196,795	22,409	--	--	562,002
Intersegment revenue	223	--	15,545	--	(15,768)	--
Total revenue	343,021	196,795	37,954	--	(15,768)	562,002

Operating expenses	(234,719)	(143,304)	(29,195)	(20,988)	13,038	(415,168)
Depreciation & amortization	(31,480)	(30,453)	(721)	(982)	--	(63,636)
Interest expense	(9,040)	(9,398)	(26)	(712)	--	(19,176)
Other, net	1,786	1,601	--	547	--	3,934
Income tax expense	--	--	--	(25,199)	--	(25,199)
Net income (loss)	$69,568	15,241	8,012	(47,334)	(2,730)	42,757

2009
External revenue	$291,144	198,901	24,253	--	--	514,298
Intersegment revenue	216	--	20,964	--	(21,180)	--
Total revenue	291,360	198,901	45,217	--	(21,180)	514,298

Operating expenses	(212,538)	(144,899)	(35,804)	(17,930)	17,572	(393,599)
Depreciation & amortization	(30,015)	(28,903)	(579)	(999)	--	(60,496)
Interest expense	(8,803)	(9,764)	(26)	(819)	--	(19,412)
Other, net	1,585	1,414	--	76	--	3,075
Income tax expense	--	--	--	(16,954)	--	(16,954)
Net income (loss)	$41,589	16,749	8,808	(36,626)	(3,608)	26,912

2008
External revenue	$300,033	187,927	13,487	--	--	501,447
Intersegment revenue	216	--	23,326	--	(23,542)	--
Total revenue	300,249	187,927	36,813	--	(23,542)	501,447

Operating expenses	(226,297)	(149,616)	(29,081)	(17,067)	19,013	(403,048)
Depreciation & amortization	(27,024)	(27,945)	(601)	(681)	--	(56,251)
Interest expense	(9,496)	(9,363)	--	(330)	--	(19,189)
Other, net	1,624	1,405	--	202	--	3,231
Income tax expense	--	--	--	(9,725)	--	(9,725)
Net income (loss)	$39,056	2,408	7,131	(27,601)	(4,529)	16,465

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2010 and 2009 as restated is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
2010
Revenue	$118,510	139,174	153,934	150,384
Operating income	3,457	24,602	31,182	23,957
Income (loss) before income taxes	(530)	20,522	27,688	20,276
Net income (loss)	(323)	12,438	18,109	12,533
Basic income (loss) per common share	(.03)	1.00	1.45	1.00
Diluted income (loss) per common share	(.03)	.99	1.44	.99

2009
Revenue	$125,391	129,013	138,574	121,320
Operating income	11,235	17,158	24,193	7,617
Income before income taxes	7,045	13,107	20,003	3,711
Net income	4,320	8,092	12,322	2,178
Basic income per common share	.36	.66	1.00	.18
Diluted income per common share	.35	.65	.99	.17

Summarized unaudited quarterly financial data for 2010 and 2009 as originally reported was as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2010
Revenue	$118,510	139,174	153,934	150,384
Operating income	1,589	22,624	29,420	21,757
Income before income taxes	166	21,048	28,352	20,491
Net income	103	12,760	18,629	12,623
Basic income per common share	.01	1.02	1.49	1.01
Diluted income per common share	.01	1.02	1.48	.99

2009
Revenue	$125,391	129,013	138,574	121,320
Operating income	9,281	15,121	21,787	5,877
Income before income taxes	8,140	14,026	20,465	4,473
Net income	4,988	8,652	12,604	2,709
Basic income per common share	.41	.71	1.02	.22
Diluted income per common share	.41	.70	1.01	.22

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