Form 10-Q/A
period 2011-03-31
AIR METHODS CORP
filed 2011-12-22
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q/A

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

Form 10-Q/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Air Methods Corporation (the Company) for the quarterly period ended March 31, 2011, as originally filed with the Securities and Exchange Commission (SEC) on May 6, 2011 (the Original Filing). This Form 10-Q/A amends the Original Filing to change the classification of most of the Company’s aircraft leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements

•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4 – Controls and Procedures

•	Item 6 – Exhibits

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2011	December 31, 2010
	(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$56,412	60,710
Current installments of notes receivable	4	4
Receivables:
Trade	128,342	132,329
Refundable income taxes	2,262	2,403
Other	1,691	3,510
	132,295	138,242

Inventories, including work-in-process on medical interiors and products contracts	26,086	26,820
Assets held for sale	581	2,442
Costs and estimated earnings in excess of billings on uncompleted contracts	456	160
Prepaid expenses and other	14,116	9,614

Total current assets	229,950	237,992

Property and equipment:
Land	251	251
Flight and ground support equipment	235,944	217,133
Aircraft under capital leases (note 2)	376,684	382,171
Aircraft rotable spare parts	37,504	35,375
Buildings and other equipment	38,491	37,371
	688,874	672,301
Less accumulated depreciation and amortization	(240,313)	(227,558)
Net property and equipment	448,561	444,743

Goodwill	27,874	25,506
Notes and other receivables, less current installments	120	121
Other assets, net of accumulated amortization of $2,964 and $2,716 at March 31, 2011 and December 31, 2010, respectively	15,256	14,748

Total assets	$721,761	723,110

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)
	March 31, 2011	December 31, 2010
	(Restated)	(Restated)
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$6,714	--
Current installments of long-term debt	14,731	14,871
Current installments of obligations under capital leases (note 2)	42,038	42,327
Accounts payable	12,485	13,633
Deferred revenue	4,818	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts	2,037	638
Accrued wages and compensated absences	15,723	13,941
Due to third party payers	4,664	4,628
Deferred income taxes	7,963	7,143
Other accrued liabilities	12,211	12,123

Total current liabilities	123,384	115,393

Long-term debt, less current installments	76,752	80,352
Obligations under capital leases, less current installments (note 2)	220,191	232,464
Deferred income taxes	33,223	31,409
Other liabilities	26,887	30,063

Total liabilities	480,437	489,681

Stockholders' equity (note 4):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,694,229 and 12,602,164 shares at March 31, 2011, and December 31, 2010, respectively; outstanding 12,641,729 and 12,600,998 shares at March 31, 2011, and December 31, 2010, respectively	759	756
Additional paid-in capital	90,249	88,069
Retained earnings	150,316	144,604

Total stockholders' equity	241,324	233,429

Total liabilities and stockholders’ equity	$721,761	723,110

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Revenue:
Flight revenue, net	$124,521	113,279
Sales of medical interiors and products	5,801	3,905
Other	1,583	1,318
	131,905	118,502

Operating expenses:
Flight centers	55,654	53,136
Aircraft operations	25,113	26,597
Cost of medical interiors and products sold	3,978	3,672
Depreciation and amortization	16,492	15,743
Gain on disposition of assets, net	(361)	(29)
General and administrative	18,307	15,935
	119,183	115,054

Operating income	12,722	3,448

Other income (expense):
Interest expense	(4,510)	(4,892)
Other, net	1,217	914

Income (loss) before income taxes	9,429	(530)

Income tax benefit (expense)	(3,717)	207

Net income (loss)	$5,712	(323)

Basic income (loss) per common share (note 5)	$.45	(.03)

Diluted income (loss) per common share (note 5)	$.45	(.03)

Weighted average number of common shares outstanding – basic	12,607,522	12,459,592

Weighted average number of common shares outstanding – diluted	12,758,669	12,459,592

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$5,712	(323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	16,492	15,743
Deferred income tax expense (benefit)	2,634	(1,172)
Stock-based compensation	691	361
Tax expense (benefit) from exercise of stock options	(375)	12
Gain on disposition of assets, net	(361)	(29)
Unrealized loss (gain) on derivative instrument	(1,043)	216
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(3,349)	(1,595)
Decrease in receivables	6,871	7,642
Decrease in inventories	1,179	267
Decrease (increase) in costs in excess of billings	(296)	2,254
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(3,588)	6,324
Increase (decrease) in deferred revenue and billings in excess of costs	38	(465)
Net cash provided by operating activities	24,605	29,235

Cash flows from investing activities:
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 3)	(1,554)	--
Acquisition of equipment and leasehold improvements	(12,645)	(11,994)
Proceeds from disposition and sale of equipment and assets held for sale	2,343	543
Increase in notes receivable and other assets, net	(400)	(230)
Net cash used by investing activities	(12,256)	(11,681)

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from long-term debt	$--	3,750
Payments for financing costs	(36)	(60)
Payments of long-term debt and notes payable	(4,224)	(3,690)
Payments of capital lease obligations	(13,879)	(13,555)
Tax benefit (expense) from exercise of stock options	375	(12)
Proceeds from issuance of common stock, net	1,117	98
Net cash used by financing activities	(16,647)	(13,469)

Increase (decrease) in cash and cash equivalents	(4,298)	4,085

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$56,412	42,158

Interest paid in cash during the period	$4,456	3,413
Income taxes paid in cash during the period	$566	163

Non-cash investing and financing activities:

In the quarter ended March 31, 2011, the Company entered into notes payable of $6,714 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of March 31, 2011, and entered into capital leases of $1,318 to finance the purchase of aircraft.

In the quarter ended March 31, 2010, the Company settled notes payable of $2,255 in exchange for the aircraft securing the debt and entered into capital leases of $4,540 to finance the purchase of aircraft.

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010, as restated.

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
(unaudited)

(2)	Restatement – Accounting for Leases, continued

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

The adjustment to net income for the three months ended March 31, 2011 and 2010, is summarized below (amounts in thousands):

	Three Months Ended March 31,
	2011	2010

Net income, as previously reported	$5,986	103
Aircraft operations	(259)	(288)
Aircraft rental	11,741	12,303
Depreciation and amortization	(9,783)	(10,148)
Interest expense	(3,182)	(3,431)
Other income, net	1,037	868
Tax effect of restatement adjustment	172	270
Net income (loss), as restated	$5,712	(323)

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)	Restatement – Accounting for Leases, continued

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	March 31, 2011		December 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets:
Assets held for sale	$7,376	581	2,523	2,442
Total current assets	236,745	229,950	238,073	237,992
Flight and ground support equipment	233,134	235,944	220,591	217,133
Aircraft under capital leases	--	376,684	--	382,171
Total property and equipment	309,380	688,874	293,588	672,301
Accumulated depreciation and amortization	(98,780)	(240,313)	(92,713)	(227,558)
Net property and equipment	210,600	448,561	200,875	444,743
Goodwill	22,659	27,874	20,291	25,506
Other assets	15,783	15,256	15,319	14,748
Total assets	485,907	721,761	474,679	723,110
Current installments of obligations under capital leases	880	42,038	964	42,327
Other accrued liabilities	12,232	12,211	12,145	12,123
Total current liabilities	82,247	123,384	74,052	115,393
Obligations under capital leases, less current installments	799	220,191	953	232,464
Deferred income taxes	44,378	33,223	42,392	31,409
Other liabilities	27,806	26,887	31,174	30,063
Total liabilities	231,982	480,437	228,923	489,681
Retained earnings	162,917	150,316	156,931	144,604
Total stockholders' equity	253,925	241,324	245,756	233,429
Total liabilities and stockholders’ equity	485,907	721,761	474,679	723,110

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)	Restatement – Accounting for Leases, continued

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	$24,854	25,113	26,309	26,597
Aircraft rental	11,741	--	12,303	--
Depreciation and amortization	6,709	16,492	5,595	15,743
Total operating expenses	120,882	119,183	116,921	115,054
Operating income	11,023	12,722	1,581	3,448
Interest expense	(1,328)	(4,510)	(1,461)	(4,892)
Other, net	180	1,217	46	914
Income (loss) before income taxes	9,875	9,429	166	(530)
Income tax benefit (expense)	(3,889)	(3,717)	(63)	207
Net income (loss)	5,986	5,712	103	(323)
Basic income (loss) per common share	0.47	0.45	0.01	(0.03)
Diluted income (loss) per common share	0.47	0.45	0.01	(0.03)

Consolidated Statements of Cash Flows:
Net income (loss)	5,986	5,712	103	(323)
Depreciation and amortization expense	6,709	16,492	5,595	15,743
Deferred income tax expense (benefit)	2,806	2,634	(902)	(1,172)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(4,311)	(3,588)	5,480	6,324
Net cash provided by operating activities	14,545	24,605	18,939	29,235
Acquisition of property and equipment	(16,270)	(12,645)	(15,049)	(11,994)
Increase in notes receivable and other assets	(356)	(400)	(182)	(230)
Net cash used in investing activities	(15,837)	(12,256)	(14,688)	(11,681)
Payments of capital lease obligations	(238)	(13,879)	(252)	(13,555)
Net cash used by financing activities	(3,006)	(16,647)	(166)	(13,469)
Increase (decrease) in cash and cash equivalents	(4,298)	(4,298)	4,085	4,085
Interest paid in cash during the period	1,300	4,456	1,439	3,413
Noncash investing and financing activities – new capital lease obligations	--	1,318	--	4,540

The cumulative effect of the restatement on retained earnings for all periods prior to January 1, 2010, was a decrease of $10,969,000.

Certain amounts in Notes 4, 5, and 7 have been restated to reflect the adjustments described above.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(3)	Acquisition of Subsidiary

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

(4)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount
		(Restated)

Balances at January 1, 2011	12,600,998	$233,429

Issuance of common shares for options exercised	39,565	1,117
Stock-based compensation	1,166	691
Tax benefit from exercise of stock options	--	375
Net income	--	5,712

Balances at March 31, 2011	12,641,729	$241,324

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2011	2010
		(Restated)

Weighted average number of common shares outstanding – basic	12,607,522	12,459,592
Dilutive effect of:
Common stock options	150,129	--
Unvested restricted stock	1,018	--
Weighted average number of common shares outstanding – diluted	12,758,669	12,459,592

(6)	Fair Value of Financial Instruments

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

•	Products Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	CBS (Restated)	HBS (Restated)	Products Division	Corporate Activities (Restated)	Intersegment Eliminations	Consolidated (Restated)
2011
External revenue	$79,968	46,146	5,791	--	--	131,905
Intersegment revenue	57	--	5,668	--	(5,725)	--
Total revenue	80,025	46,146	11,459	--	(5,725)	131,905

Operating expenses, excluding depreciation & amortization	(59,822)	(32,892)	(8,279)	(5,847)	4,149	(102,691)
Depreciation & amortization	(8,292)	(7,704)	(223)	(273)	--	(16,492)
Interest expense	(2,143)	(2,228)	(5)	(134)	--	(4,510)
Other income, net	556	497	--	164	--	1,217
Income tax expense	--	--	--	(3,717)	--	(3,717)
Segment net income (loss)	$10,324	3,819	2,952	(9,807)	(1,576)	5,712

2010
External revenue	$66,606	48,000	3,896	--	--	118,502
Intersegment revenue	55	--	3,887	--	(3,942)	--
Total revenue	66,661	48,000	7,783	--	(3,942)	118,502

Operating expenses, excluding depreciation & amortization	(56,468)	(34,826)	(7,159)	(4,237)	3,379	(99,311)
Depreciation & amortization	(7,771)	(7,590)	(144)	(238)	--	(15,743)
Interest expense	(2,302)	(2,404)	(7)	(179)	--	(4,892)
Other income, net	470	416	--	28	--	914
Income tax expense	--	--	--	207	--	207
Segment net income (loss)	$590	3,596	473	(4,419)	(563)	(323)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported results of operations for these periods. See Note 2 to the consolidated financial statements for a discussion of this matter.

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; execution of new and profitable Products Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K/A. We undertake no obligation to update any forward-looking statements.

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

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

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

Results of Operations

We reported net income of $5,712,000 for the three months ended March 31, 2011, compared to a net loss of $323,000 for the three months ended March 31, 2010. Same-Base Transports for CBS operations were 1.4% lower in the first quarter of 2011 compared to the first quarter of 2010, while net reimbursement per transport for CBS operations increased 16.0%. Aircraft operating expenses decreased 5.6%, reflecting lower maintenance and fuel costs.

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

Aircraft operating expenses decreased $1,484,000, or 5.6%, for the quarter ended March 31, 2011, in comparison to the quarter ended March 31, 2010. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The decrease in costs is due to the following:
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

Depreciation and amortization expense increased $749,000, or 4.8% for the first quarter of 2011, compared to 2010. Since March 31, 2010, we have added 24 aircraft and 9 medical interiors, totaling approximately $28.5 million, to our depreciable assets.

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

Income tax expense was $3,717,000 in the first quarter of 2011, compared to a benefit of $207,000 in the first quarter of 2010, at effective tax rates of approximately 39% for both periods. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2011, was $106,566,000, compared to $122,599,000 at December 31, 2010. Cash generated by operations was $24,605,000 in the first quarter of 2011, compared to $29,235,000 in the first quarter of 2010. In the first quarter of 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 91 days at December 31, 2010, to 101 days at March 31, 2011. Days’ sales outstanding as of March 31, 2010, were 100 days.

Cash used by investing activities totaled $12,256,000 in 2011 compared to $11,681,000 in 2010. In addition to the purchase of URS, equipment acquisitions in the first quarter of 2011 included the buy-out of seven previously leased aircraft for approximately $8.8 million. Equipment acquisitions in the first quarter of 2010 included six aircraft for approximately $6.1 million, as well as medical interiors and avionics upgrades.

Financing activities used $16,647,000 in 2011 compared $13,469,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we received proceeds of $1.1 million from the issuance of common stock upon the exercise of stock options previously granted to employees. In 2010 we used proceeds of $3.8 million from notes payable to finance three aircraft.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2011, from that reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Item 4.    Controls and Procedures

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (our Original Filing), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, during the fourth quarter of fiscal year 2011, we concluded that our previously established aircraft lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated financial statements as of December 31, 2010 and for the quarters ended March 31, 2011; June 30, 2011; and September 30, 2011, to reflect the correction of the error. As a result of the material weakness in internal control over financial reporting described in the following paragraph, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this Report.

The Company’s control to evaluate leases for capital versus operating lease classification was not designed to consider all of the relevant lease accounting literature applicable to lease classification, including nonperformance related default provisions as discussed in ASC 840-10-25-14.  This material weakness resulted in a material error in our accounting for aircraft leases and a restatement of our previously issued financial statements more fully described in Note 2 to the condensed consolidated financial statements set forth herein.

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

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K/A for the year ended December 31, 2010.

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

AIR METHODS CORPORATION

Date: December 22, 2011	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2011	By:	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: December 22, 2011	By:	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)