Form 10-Q/A
period 2011-06-30
AIR METHODS CORP
filed 2011-12-22
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 29, 2011, was 12,681,228.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Air Methods Corporation (the Company) for the quarterly period ended June 30, 2011, as originally filed with the Securities and Exchange Commission (SEC) on August 5, 2011 (the Original Filing). This Form 10-Q/A amends the Original Filing to change the classification of most of the Company’s aircraft leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

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

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2011	2010
	(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$43,197	60,710
Current installments of notes receivable	4	4
Receivables:
Trade, net	142,011	132,329
Refundable income taxes	--	2,403
Other	2,399	3,510
Total receivables	144,410	138,242

Inventories, including work-in-process on medical interiors and products contracts	30,612	26,820
Assets held for sale	1,551	2,442
Costs and estimated earnings in excess of billings on uncompleted contracts	719	160
Prepaid expenses and other	15,716	9,614

Total current assets	236,209	237,992

Property and equipment:
Land	251	251
Flight and ground support equipment	248,213	217,133
Aircraft under capital leases (note 2)	374,902	382,171
Aircraft rotable spare parts	37,728	35,375
Buildings and other equipment	38,923	37,371
	700,017	672,301
Less accumulated depreciation and amortization	(253,326)	(227,558)
Net property and equipment	446,691	444,743

Goodwill	25,506	25,506
Notes receivable, less current installments	119	121
Other assets, net of accumulated amortization of $3,332 and $2,716 at June 30, 2011 and December 31, 2010, respectively	15,575	14,748

Total assets	$724,100	723,110

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)
	June 30,	December 31,
	2011	2010
	(Restated)	(Restated)
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$11,837	--
Current installments of long-term debt (note 9)	33,590	14,871
Current installments of obligations under capital leases (note 2)	42,277	42,327
Accounts payable	15,901	13,633
Deferred revenue	4,124	6,089
Billings in excess of costs and estimated earnings onuncompleted contracts	1,248	638
Accrued wages and compensated absences	12,208	13,941
Due to third party payers	4,339	4,628
Deferred income taxes	7,767	7,143
Other accrued liabilities	11,789	12,123

Total current liabilities	145,080	115,393

Long-term debt, less current installments (note 9)	52,537	80,352
Obligations under capital leases, less current installments (note 2)	211,554	232,464
Deferred income taxes	34,851	31,409
Other liabilities	26,960	30,063

Total liabilities	470,982	489,681

Stockholders' equity (note 4):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,735,228 and 12,602,164 shares at June 30, 2011, and December 31, 2010, respectively; outstanding 12,681,228 and 12,600,998 shares at June 30, 2011, and December 31, 2010, respectively	761	756
Additional paid-in capital	92,121	88,069
Retained earnings	160,236	144,604

Total stockholders' equity	253,118	233,429

Total liabilities and stockholders’ equity	$724,100	723,110

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Flight revenue, net	$140,892	134,326	265,413	247,605
Medical interiors and products revenue	7,541	3,558	13,342	7,463
Other	1,729	1,290	3,312	2,616
	150,162	139,174	282,067	257,684
Operating expenses:
Flight centers	56,323	52,969	111,977	106,105
Aircraft operations	32,908	26,542	58,021	53,139
Cost of medical interiors and products sold	5,416	2,667	9,394	6,339
Depreciation and amortization	16,695	15,685	33,187	31,428
Loss (gain) on disposition of assets, net	335	(312)	(26)	(341)
General and administrative	18,700	17,021	37,007	32,956
	130,377	114,572	249,560	229,626

Operating income	19,785	24,602	32,507	28,058

Other income (expense):
Interest expense	(4,311)	(4,959)	(8,821)	(9,851)
Other, net	896	879	2,113	1,785

Income before income taxes	16,370	20,522	25,799	19,992

Income tax expense	(6,450)	(8,084)	(10,167)	(7,877)

Net income	$9,920	12,438	15,632	12,115

Basic income per common share (note 5)	$.78	1.00	1.24	.97

Diluted income per common share (note 5)	$.77	.99	1.22	.97

Weighted average number of common shares outstanding – basic	12,658,641	12,465,266	12,633,222	12,462,444

Weighted average number of common shares outstanding – diluted	12,812,765	12,548,482	12,788,094	12,541,528

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$15,632	12,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,187	31,428
Deferred income tax expense (benefit)	4,066	(2,784)
Stock-based compensation	1,340	715
Excess tax benefit from exercise of stock options	(597)	(13)
Gain on disposition of assets, net	(26)	(341)
Unrealized loss (gain) on derivative instrument	(223)	317
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(7,248)	(4,594)
Increase in receivables	(5,169)	(1,510)
Decrease (increase) in inventories	(3,347)	794
Decrease (increase) in costs in excess of billings	(559)	5,166
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(2,817)	10,011
Decrease in deferred revenue and billings in excess of costs	(1,497)	(310)
Net cash provided by operating activities	32,742	50,994

Cash flows from investing activities:
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 3)	(1,554)	--
Acquisition of property and equipment	(16,751)	(23,941)
Proceeds from disposition and sale of equipment and assets held for sale	2,832	3,881
Decrease in notes receivable and other assets	519	285
Net cash used in investing activities	(14,954)	(19,775)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2011	2010
	(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,120	135
Excess tax benefit from exercise of stock options	597	13
Proceeds from issuance of long-term debt	--	6,188
Payments for financing costs	(64)	(152)
Payments of long-term debt and notes payable	(9,580)	(8,048)
Payments of capital lease obligations	(28,374)	(28,598)
Net cash used in financing activities	(35,301)	(30,462)

Increase (decrease) in cash and cash equivalents	(17,513)	757

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$43,197	38,830

Interest paid in cash during the period	$8,669	9,693
Income taxes paid in cash during the period	$2,622	255

Non-cash investing and financing activities:

In the six months ended June 30, 2011, the Company entered into notes payable of $11,837 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of June 30, 2011, and entered into capital leases of $7,414 to finance the purchase of aircraft and other equipment.

In the six months ended June 30, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into capital leases of $10,255 to finance the purchase of aircraft and other equipment.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

The adjustment to net income for the three and six months ended June 30, 2011 and 2010, is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010

Net income, as previously reported	$10,083	12,760	16,069	12,863
Aircraft operations	(323)	(417)	(583)	(705)
Aircraft rental	11,892	11,711	23,633	24,014
Depreciation and amortization	(9,637)	(9,547)	(19,420)	(19,695)
Gain on disposition of assets, net	--	231	--	231
Interest expense	(3,020)	(3,333)	(6,202)	(6,764)
Other income, net	823	829	1,860	1,697
Tax effect of restatement adjustment	102	204	275	474
Net income, as restated	$9,920	12,438	15,632	12,115

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	June 30, 2011		December 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets:
Assets held for sale	$13,469	1,551	2,523	2,442
Total current assets	248,127	236,209	238,073	237,992
Flight and ground support equipment	240,718	248,213	220,591	217,133
Aircraft under capital leases	--	374,902	--	382,171
Total property and equipment	317,620	700,017	293,588	672,301
Accumulated depreciation and amortization	(105,346)	(253,326)	(92,713)	(227,558)
Net property and equipment	212,274	446,691	200,875	444,743
Goodwill	20,291	25,506	20,291	25,506
Other assets	16,057	15,575	15,319	14,748
Total assets	496,868	724,100	474,679	723,110
Current installments of obligations under capital leases	841	42,277	964	42,327
Other accrued liabilities	11,811	11,789	12,145	12,123
Total current liabilities	103,666	145,080	74,052	115,393
Obligations under capital leases, less current installments	956	211,554	953	232,464
Deferred income taxes	46,108	34,851	42,392	31,409
Other liabilities	27,719	26,960	31,174	30,063
Total liabilities	230,986	470,982	228,923	489,681
Retained earnings	173,000	160,236	156,931	144,604
Total stockholders' equity	265,882	253,118	245,756	233,429
Total liabilities and stockholders’ equity	496,868	724,100	474,679	723,110

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	$32,585	32,908	26,125	26,542
Aircraft rental	11,892	--	11,711	--
Depreciation and amortization	7,058	16,695	6,138	15,685
Loss (gain) on disposition of assets, net	335	335	(81)	(312)
Total operating expenses	132,309	130,377	116,550	114,572
Operating income	17,853	19,785	22,624	24,602
Interest expense	(1,291)	(4,311)	(1,626)	(4,959)
Other, net	73	896	50	879
Income before income taxes	16,635	16,370	21,048	20,522
Income tax expense	(6,552)	(6,450)	(8,288)	(8,084)
Net income	10,083	9,920	12,760	12,438
Basic income per common share	0.80	0.78	1.02	1.00
Diluted income per common share	0.79	0.77	1.02	0.99

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	$57,439	58,021	52,434	53,139
Aircraft rental	23,633	--	24,014	--
Depreciation and amortization	13,767	33,187	11,733	31,428
Gain on disposition of assets, net	(26)	(26)	(110)	(341)
Total operating expenses	253,191	249,560	233,471	229,626
Operating income	28,876	32,507	24,213	28,058
Interest expense	(2,619)	(8,821)	(3,087)	(9,851)
Other, net	253	2,113	88	1,785
Income before income taxes	26,510	25,799	21,214	19,992
Income tax expense	(10,441)	(10,167)	(8,351)	(7,877)
Net income	16,069	15,632	12,863	12,115
Basic income per common share	1.27	1.24	1.03	0.97
Diluted income per common share	1.26	1.22	1.03	0.97

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Cash Flows:
Net income	16,069	15,632	12,863	12,115
Depreciation and amortization expense	13,767	33,187	11,733	31,428
Deferred income tax expense (benefit)	4,340	4,066	(2,310)	(2,784)
Gain on disposition of assets, net	(26)	(26)	(110)	(341)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(4,236)	(2,817)	8,262	10,011
Net cash provided by operating activities	12,614	32,742	31,003	50,994
Acquisition of property and equipment	(24,606)	(16,751)	(32,127)	(23,941)
Decrease in notes receivable and other assets	607	519	382	285
Net cash used in investing activities	(22,721)	(14,954)	(27,864)	(19,775)
Payments of capital lease obligations	(479)	(28,374)	(518)	(28,598)
Net cash used by financing activities	(7,406)	(35,301)	(2,382)	(30,462)
Increase (decrease) in cash and cash equivalents	(17,513)	(17,513)	757	757
Interest paid in cash during the period	2,486	8,669	2,967	9,693
Noncash investing and financing activities – new capital lease obligations	359	7,414	273	10,255

The cumulative effect of the restatement on retained earnings for all periods prior to January 1, 2010, was a decrease of $10,969,000.

Certain amounts in Notes 4 and 8 have been restated to reflect the adjustments described above.

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
(unaudited)

(3)           Acquisition of Subsidiary, continued

During the second quarter, the Company completed its valuation of the URS customer list and, as a result, adjusted the purchase price allocation to reduce goodwill and increase the value assigned to the customer list. The current allocation of the purchase price is as follows (amounts in thousands):

Assets purchased:
Receivables	$1,025
Inventories, including work-in-process on medical interiors and products contracts	236
Equipment and other property	526
Customer list	1,577
Other	183
Total assets	3,547

Long-term debt	(484)
Other liabilities assumed	(1,509)
Total liabilities assumed	(1,993)
Purchase price	$1,554

(4)           Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount
		(Restated)

Balances at January 1, 2011	12,600,998	$233,429

Issuance of common shares for options exercised	79,064	2,120
Stock-based compensation	1,166	1,340
Tax benefit from exercise of stock options	--	597
Net income	--	15,632

Balances at June 30, 2011	12,681,228	$253,118

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(8)           Business Segment Information, continued

For quarter ended June 30:	CBS (Restated)	HBS (Restated)	Products Division	Corporate Activities (Restated)	Intersegment Eliminations	Consolidated (Restated)
2011
External revenue	$94,008	48,626	7,508	20	--	150,162
Intersegment revenue	58	--	3,856	--	(3,914)	--
Total revenue	94,066	48,626	11,364	20	(3,914)	150,162
Operating expenses, excluding depreciation & amortization	(64,454)	(37,435)	(9,014)	(5,982)	3,203	(113,682)
Depreciation & amortization	(8,376)	(7,696)	(355)	(268)	--	(16,695)
Interest expense	(2,043)	(2,088)	(4)	(176)	--	(4,311)
Other income, net	437	394	--	65	--	896
Income tax expense	--	--	--	(6,450)	--	(6,450)
Segment net income (loss)	$19,630	1,801	1,991	(12,791)	(711)	9,920

2010
External revenue	$86,575	49,053	3,546	--	--	139,174
Intersegment revenue	56	--	5,042	--	(5,098)	--
Total revenue	86,631	49,053	8,588	--	(5,098)	139,174

Operating expenses, excluding depreciation & amortization	(56,747)	(34,768)	(7,027)	(4,882)	4,537	(98,887)
Depreciation & amortization	(7,743)	(7,552)	(152)	(238)	--	(15,685)
Interest expense	(2,336)	(2,358)	(7)	(258)	--	(4,959)
Other income, net	444	397	--	38	--	879
Income tax expense	--	--	--	(8,084)	--	(8,084)
Segment net income (loss)	$20,249	4,772	1,402	(13,424)	(561)	12,438

For six months ended June 30:
2011
External revenue	$173,976	94,772	13,299	20	--	282,067
Intersegment revenue	115	--	9,524	--	(9,639)	--
Total revenue	174,091	94,772	22,823	20	(9,639)	282,067

Operating expenses, excluding depreciation & amortization	(124,276)	(70,327)	(17,293)	(11,829)	7,352	(216,373)
Depreciation & amortization	(16,668)	(15,400)	(578)	(541)	--	(33,187)
Interest expense	(4,186)	(4,316)	(9)	(310)	--	(8,821)
Other income, net	993	891	--	229	--	2,113
Income tax expense	--	--	--	(10,167)	--	(10,167)
Segment net income (loss)	$29,954	5,620	4,943	(22,598)	(2,287)	15,632

2010
External revenue	$153,189	97,053	7,442	--	--	257,684
Intersegment revenue	111	--	8,929	--	(9,040)	--
Total revenue	153,300	97,053	16,371	--	(9,040)	257,684

Operating expenses, excluding depreciation & amortization	(113,214)	(69,595)	(14,186)	(9,119)	7,916	(198,198)
Depreciation & amortization	(15,514)	(15,142)	(296)	(476)	--	(31,428)
Interest expense	(4,638)	(4,762)	(14)	(437)	--	(9,851)
Other income, net	906	813	--	66	--	1,785
Income tax expense	--	--	--	(7,877)	--	(7,877)
Segment net income (loss)	$20,840	8,367	1,875	(17,843)	(1,124)	12,115

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(9)	Subsequent Events

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

Results of Operations

We reported net income of $9,920,000 and $15,632,000 for the quarter and six months ended June 30, 2011, respectively, compared to $12,438,000 and $12,115,000 for the quarter and six months ended June 30, 2010, respectively. Net reimbursement per transport for CBS operations increased 10.1% and 12.6% in the quarter and six months ended June 30, 2011, compared to 2010, while Same-Base Transports for CBS operations were 6.4% and 4.2% lower over the same periods, respectively.

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

•
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

Aircraft operating expenses increased $6,366,000, or 24.0%, and $4,882,000, or 9.2%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

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

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $439,000, or 34.0%, and $696,000, or 26.6%, for the quarter and six months ended June 30, 2011, respectively, compared to 2010, primarily due to eight new contracts entered into either during or subsequent to the six months ended June 30, 2010.

Depreciation and amortization expense increased $1,010,000, or 6.4%, and $1,759,000, or 5.6%, for the quarter and six months ended June 30, 2011, compared to 2010. Since the first quarter of 2010, we have added 25 aircraft and 9 medical interiors, totaling approximately $26.1 million, to our depreciable assets.

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

Income tax expense was $6,450,000 and $10,167,000 in the quarter and six months ended June 30, 2011, respectively, and $8,084,000 and $7,877,000 in the quarter and six months ended June 30, 2010, respectively. The effective tax rate for all periods was approximately 39%.

Liquidity and Capital Resources

Our working capital position as of June 30, 2011, was $91,129,000, compared to $122,599,000 at December 31, 2010. Because we elected to pay off the balance of our term loan on July 5, 2011, the entire principal balance of $26.8 million as of June 30, 2011, has been classified as a current liability in the accompanying balance sheet. Working capital, excluding this classification of the term loan, would have been $110,784,000 at June 30, 2011. Cash generated by operations was $32,742,000 in 2011, compared to $50,994,000 in 2010. In 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 91 days at December 31, 2010, to 98 days at June 30, 2011, primarily because of administrative changes in the methods required to submit reimbursement claims to certain insurance providers.

Cash used by investing activities totaled $14,954,000 in 2011 compared to $19,775,000 in 2010. In addition to the purchase of URS, equipment acquisitions in 2011 included the buy-out of ten previously leased aircraft for approximately $9.5 million. We sold two aircraft for $2.4 million during 2011. Equipment acquisitions in 2010 included seventeen aircraft for approximately $12.6 million, as well as medical interiors and avionics upgrades. We sold two aircraft for $3.2 million during the second quarter of 2010.

Financing activities used $35,301,00 in 2011 compared to $30,462,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we received proceeds of $2.1 million from the issuance of common stock upon the exercise of stock options previously granted to employees. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2011, from that reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (our Original Filing), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our Original Filing.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K/A for the year ended December 31, 2010, except as follows:

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

AIR METHODS CORPORATION

Date: December 22, 2011	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: December 22, 2011	By	/s/Trent J. Carman
Trent J. Carman
Chief Executive Officer

Date: December 22, 2011	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer