Form 10-Q/A
period 2011-09-30
AIR METHODS CORP
filed 2011-12-22
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (Amendment No. 1) amends the Quarterly Report on Form 10-Q of Air Methods Corporation (the Company) for the quarterly period ended September 30, 2011, as originally filed with the Securities and Exchange Commission (SEC) on November 9, 2011 (Original Filing). This Form 10-Q/A amends the Original Filing to change the classification of most of the Company’s aircraft leases from operating leases to capital leases. Further explanation regarding such change is set forth in Note 2 to the consolidated financial statements contained in this Amendment No. 1. This Amendment No. 1 amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•	Item 1 – Financial Statements
•	Item 1A – Risk Factors
•	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Item 4 – Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, and 32).

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

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
	(Restated)	(Restated)
Assets

Current assets:
Cash and cash equivalents	$2,515	60,710
Current installments of notes receivable	4	4
Receivables:
Trade, net	179,462	132,329
Refundable income taxes	--	2,403
Other	2,050	3,510
Total receivables	181,512	138,242

Inventories, including work-in-process on medical interiors and products contracts	37,039	26,820
Assets held for sale	322	2,442
Costs and estimated earnings in excess of billings on uncompleted contracts	1,161	160
Prepaid expenses and other	21,845	9,614

Total current assets	244,398	237,992

Property and equipment:
Land	251	251
Flight and ground support equipment	304,095	217,133
Aircraft under capital leases (notes 2 and 4)	407,969	382,171
Aircraft rotable spare parts	41,962	35,375
Buildings and other equipment	41,265	37,371
	795,542	672,301
Less accumulated depreciation and amortization	(263,136)	(227,558)
Net property and equipment	532,406	444,743

Goodwill (note 4)	120,393	25,506
Intangible assets, net of accumulated amortization of $4,191 and $2,716 at September 30, 2011 and December 31, 2010, respectively (notes 3 and 4)	65,877	2,616
Notes receivable, less current installments	118	121
Other assets	23,180	12,132

Total assets	$986,372	723,110

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010
	(Restated)	(Restated)
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$20,353	--
Current installments of long-term debt	16,888	14,871
Current installments of obligations under capital leases (notes 2 and 4)	49,034	42,327
Accounts payable	16,656	13,633
Deferred revenue	3,767	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts	936	638
Accrued wages and compensated absences	11,489	13,941
Due to third party payers	5,590	4,628
Deferred income taxes	7,059	7,143
Other accrued liabilities	26,651	12,123

Total current liabilities	158,423	115,393

Long-term debt, less current installments	238,193	80,352
Obligations under capital leases, less current installments (notes 2 and 4)	239,357	232,464
Deferred income taxes	47,523	31,409
Other liabilities	29,669	30,063

Total liabilities	713,165	489,681

Stockholders' equity (note 5):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,765,185 and 12,602,164 shares at September 30, 2011, and December 31, 2010, respectively; outstanding 12,708,185 and 12,600,998 shares at September 30, 2011, and December 31, 2010, respectively	762	756
Additional paid-in capital	93,669	88,069
Retained earnings	178,776	144,604

Total stockholders' equity	273,207	233,429

Total liabilities and stockholders’ equity	$986,372	723,110

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Flight revenue, net	$174,713	145,120	440,126	392,725
Medical interiors and products revenue	8,702	7,277	22,044	14,740
Other	1,757	1,537	5,069	4,153
	185,172	153,934	467,239	411,618
Operating expenses:
Flight centers	70,479	53,773	182,456	159,878
Aircraft operations	30,871	31,419	88,892	84,558
Cost of medical interiors and products sold	6,058	4,443	15,452	10,782
Depreciation and amortization	19,030	16,055	52,217	47,483
Gain on disposition of assets, net	(264)	(157)	(290)	(498)
General and administrative	23,331	17,219	60,338	50,175
	149,505	122,752	399,065	352,378

Operating income	35,667	31,182	68,174	59,240

Other income (expense):
Interest expense	(5,383)	(4,707)	(14,204)	(14,558)
Other, net	872	1,213	2,985	2,998

Income before income taxes	31,156	27,688	56,955	47,680

Income tax expense	(12,616)	(9,579)	(22,783)	(17,456)

Net income	$18,540	18,109	34,172	30,224

Basic income per common share (note 6)	$1.46	1.45	2.70	2.42

Diluted income per common share (note 6)	$1.44	1.44	2.67	2.41

Weighted average number of common shares outstanding – basic	12,688,791	12,504,382	12,651,949	12,476,577

Weighted average number of common shares outstanding – diluted	12,837,530	12,583,414	12,806,716	12,556,788

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$34,172	30,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,217	47,483
Deferred income tax expense	9,076	772
Stock-based compensation	2,022	1,149
Excess tax benefit from exercise of stock options	(725)	(383)
Gain on disposition of assets, net	(290)	(498)
Unrealized loss on derivative instrument	305	343
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(13,922)	(7,575)
Increase in receivables	(14,379)	(16,343)
Decrease (increase) in inventories	(5,256)	1,182
Decrease (increase) in costs in excess of billings	(1,001)	5,289
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(6,381)	10,883
Decrease in deferred revenue and billings in excess of costs	(1,534)	(895)
Net cash provided by operating activities	54,304	71,631

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 4)	(201,728)	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 3)	(1,554)	--
Acquisition of property and equipment	(33,717)	(27,173)
Proceeds from disposition and sale of equipment and assets held for sale	7,595	6,644
Decrease in notes receivable and other assets	40	574
Net cash used in investing activities	(229,364)	(19,955)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated)	(Restated)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,859	1,203
Excess tax benefit from exercise of stock options	725	383
Proceeds from issuance of long-term debt	200,000	6,188
Payments for financing costs	(1,788)	(159)
Payments of long-term debt and notes payable	(40,626)	(11,826)
Payments of capital lease obligations	(44,305)	(39,941)
Net cash provided (used) by financing activities	116,865	(44,152)

Increase (decrease) in cash and cash equivalents	(58,195)	7,524

Cash and cash equivalents at beginning of period	60,710	38,073

Cash and cash equivalents at end of period	$2,515	45,597

Interest paid in cash during the period	$13,321	14,348
Income taxes paid in cash during the period	$5,091	11,385

Non-cash investing and financing activities:

In the nine months ended September 30, 2011, the Company entered into notes payable of $20,353 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of September 30, 2011, and entered into capital leases of $18,966 to finance the purchase of aircraft and other equipment.

In the nine months ended September 30, 2010, the Company settled notes payable of $4,510 in exchange for the aircraft securing the debt and entered into capital leases of $15,126 to finance the purchase of aircraft and other equipment. The Company also entered into notes payable of $10,322 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of September 30, 2010.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

The adjustment to net income for the three and nine months ended September 30, 2011 and 2010, is summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010

Net income, as previously reported	$18,462	18,629	34,531	31,492
Aircraft operations	(1,117)	(394)	(1,699)	(1,099)
Aircraft rental	12,612	11,820	36,245	35,834
Depreciation and amortization	(9,449)	(9,674)	(28,869)	(29,369)
Gain on disposition of assets, net	192	10	192	241
Interest expense	(2,928)	(3,249)	(9,130)	(10,013)
Other income, net	822	823	2,682	2,520
Tax effect of restatement adjustment	(54)	144	220	618
Net income, as restated	$18,540	18,109	34,172	30,224

The impact of the restatement on the consolidated financial statements is summarized below (amounts in thousands except per share amounts):

	September 30, 2011		December 31, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Balance Sheets:
Assets held for sale	$22,769	322	2,523	2,442
Total current assets	266,845	244,398	238,073	237,992
Flight and ground support equipment	286,079	304,095	220,591	217,133
Aircraft under capital leases	28,422	407,969	--	382,171
Total property and equipment	397,979	795,542	293,588	672,301
Accumulated depreciation and amortization	(109,430)	(263,136)	(92,713)	(227,558)
Net property and equipment	288,549	532,406	200,875	444,743
Goodwill	114,132	120,393	20,291	25,506
Other assets	23,606	23,180	12,703	12,132
Total assets	759,127	986,372	474,679	723,110
Current installments of obligations under capital leases	7,719	49,034	964	42,327
Deferred income taxes	6,436	7,059	7,143	7,143
Other accrued liabilities	26,440	26,651	12,145	12,123
Total current liabilities	116,274	158,423	74,052	115,393
Obligations under capital leases, less current installments	30,514	239,357	953	232,464
Deferred income taxes	59,470	47,523	42,392	31,409
Other liabilities	28,783	29,669	31,174	30,063
Total liabilities	473,234	713,165	228,923	489,681
Retained earnings	191,462	178,776	156,931	144,604
Total stockholders' equity	285,893	273,207	245,756	233,429
Total liabilities and stockholders’ equity	759,127	986,372	474,679	723,110

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	$29,754	30,871	31,025	31,419
Aircraft rental	12,612	--	11,820	--
Depreciation and amortization	9,581	19,030	6,381	16,055
Gain on disposition of assets, net	(72)	(264)	(147)	(157)
Total operating expenses	151,743	149,505	124,514	122,752
Operating income	33,429	35,667	29,420	31,182
Interest expense	(2,455)	(5,383)	(1,458)	(4,707)
Other, net	50	872	390	1,213
Income before income taxes	31,024	31,156	28,352	27,688
Income tax expense	(12,562)	(12,616)	(9,723)	(9,579)
Net income	18,462	18,540	18,629	18,109
Basic income per common share	1.45	1.46	1.49	1.45
Diluted income per common share	1.44	1.44	1.48	1.44

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Income:
Aircraft operations	$87,193	88,892	83,459	84,558
Aircraft rental	36,245	--	35,834	--
Depreciation and amortization	23,348	52,217	18,114	47,483
Gain on disposition of assets, net	(98)	(290)	(257)	(498)
Total operating expenses	404,934	399,065	357,985	352,378
Operating income	62,305	68,174	53,633	59,240
Interest expense	(5,074)	(14,204)	(4,545)	(14,558)
Other, net	303	2,985	478	2,998
Income before income taxes	57,534	56,955	49,566	47,680
Income tax expense	(23,003)	(22,783)	(18,074)	(17,456)
Net income	34,531	34,172	31,492	30,224
Basic income per common share	2.73	2.70	2.52	2.42
Diluted income per common share	2.70	2.67	2.51	2.41

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(2)           Restatement – Accounting for Leases, continued

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	As Previously Reported	As Restated	As Previously Reported	As Restated
Consolidated Statements of Cash Flows:
Net income	34,531	34,172	31,492	30,224
Depreciation and amortization expense	23,348	52,217	18,114	47,483
Deferred income tax expense	9,507	9,076	1,390	772
Gain on disposition of assets, net	(98)	(290)	(257)	(498)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(9,078)	(6,381)	8,403	10,883
Net cash provided by operating activities	23,720	54,304	41,909	71,631
Acquisition of property and equipment	(44,600)	(33,717)	(36,762)	(27,173)
Decrease in notes receivable and other assets	183	40	719	574
Net cash used in investing activities	(240,104)	(229,364)	(29,399)	(19,955)
Payments of capital lease obligations	(2,981)	(44,305)	(775)	(39,941)
Net cash provided (used) by financing activities	158,189	116,865	(4,986)	(44,152)
Increase (decrease) in cash and cash equivalents	(58,195)	(58,195)	7,524	7,524
Interest paid in cash during the period	3,945	13,321	4,398	14,348
Noncash investing and financing activities – new capital lease obligations	359	18,966	273	15,126

The cumulative effect of the restatement on retained earnings for all periods prior to January 1, 2010, was a decrease of $10,969,000.

Certain amounts in Notes 4, 5, and 9 have been restated to reflect the adjustments described above.

(3)           Acquisition of United Rotorcraft Solutions, LLC

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
(unaudited)

(3)           Acquisition of United Rotorcraft Solutions, LLC, continued

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

(4)	Acquisition of OF Air Holdings Corporation

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
(unaudited)

(4)	Acquisition of OF Air Holdings Corporation, continued

For the reasons described in the foregoing paragraph, the allocation of the purchase price is still subject to refinement. The initial allocation of the purchase price was as follows (amounts in thousands):

Assets purchased:
Receivables	$28,673
Aircraft	33,500
Goodwill	94,887
Amortizable intangible and other assets	72,347
Aircraft under capital leases	29,405
Equipment and other property	5,614
Spare parts inventories	4,429
Other	2,073
Total assets	270,928

Capital lease obligations assumed	(38,938)
Net deferred tax liabilities	(6,953)
Other liabilities assumed	(22,532)
Total liabilities assumed	(68,423)
Purchase price	$202,505

The results of Omniflight’s operations have been included with those of the Company since August 1, 2011. The unaudited pro forma revenue, net income, and income per common share for the nine months ended September 30, 2011 and 2010, assuming the acquisition occurred at the beginning of the periods presented, are as follows (amounts in thousands, except per share amounts):

	Nine Months ended September 30,
	2011	2010
	(Restated)	(Restated)
Revenue	$573,130	530,893
Net income	$41,012	29,974
Basic income per common share	$3.24	2.40
Diluted income per common share	$3.20	2.39

(5)           Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2011, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount
		(Restated)

Balances at January 1, 2011	12,600,998	$233,429
Issuance of common shares for options exercised	106,021	2,859
Stock-based compensation	1,166	2,022
Tax benefit from exercise of stock options	--	725
Net income	--	34,172
Balances at September 30, 2011	12,708,185	$273,207

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

 (6)           Income per Share

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

(7)	New Accounting Pronouncements

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(7)	New Accounting Pronouncements, continued

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

(8)	Fair Value of Financial Instruments

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(9)	Business Segment Information

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(9)           Business Segment Information, continued

For quarter ended September 30:	CBS (Restated)	HBS (Restated)	Products Division	Corporate Activities (Restated)	Intersegment Eliminations	Consolidated (Restated)
2011
External revenue	$123,405	53,078	8,687	2	--	185,172
Intersegment revenue	20	--	7,946	--	(7,966)	--
Total revenue	123,425	53,078	16,633	2	(7,966)	185,172
Operating expenses, excluding depreciation & amortization	(78,424)	(37,867)	(11,979)	(7,858)	5,653	(130,475)
Depreciation & amortization	(10,249)	(8,164)	(335)	(282)	--	(19,030)
Interest expense	(2,732)	(2,392)	(4)	(255)	--	(5,383)
Other income, net	444	394	--	34	--	872
Income tax expense	--	--	--	(12,616)	--	(12,616)
Segment net income (loss)	$32,464	5,049	4,315	(20,975)	(2,313)	18,540

2010
External revenue	$96,038	50,630	7,266	--	--	153,934
Intersegment revenue	56	--	2,919	--	(2,975)	--
Total revenue	96,094	50,630	10,185	--	(2,975)	153,934

Operating expenses, excluding depreciation & amortization	(59,541)	(37,000)	(6,873)	(5,450)	2,167	(106,697)
Depreciation & amortization	(7,997)	(7,594)	(213)	(251)	--	(16,055)
Interest expense	(2,233)	(2,336)	(6)	(132)	--	(4,707)
Other income, net	439	394	--	380	--	1,213
Income tax expense	--	--	--	(9,579)	--	(9,579)
Segment net income (loss)	$26,762	4,094	3,093	(15,032)	(808)	18,109

For nine months ended September 30:
2011
External revenue	$297,381	147,850	21,986	22	--	467,239
Intersegment revenue	135	--	17,470	--	(17,605)	--
Total revenue	297,516	147,850	39,456	22	(17,605)	467,239

Operating expenses, excluding depreciation & amortization	(202,492)	(108,402)	(29,272)	(19,687)	13,005	(346,848)
Depreciation & amortization	(26,968)	(23,513)	(913)	(823)	--	(52,217)
Interest expense	(6,940)	(6,686)	(13)	(565)	--	(14,204)
Other income, net	1,437	1,285	--	263	--	2,985
Income tax expense	--	--	--	(22,783)	--	(22,783)
Segment net income (loss)	$62,553	10,534	9,258	(43,573)	(4,600)	34,172

2010
External revenue	$249,227	147,683	14,708	--	--	411,618
Intersegment revenue	167	--	11,848	--	(12,015)	--
Total revenue	249,394	147,683	26,556	--	(12,015)	411,618

Operating expenses, excluding depreciation & amortization	(172,755)	(106,595)	(21,059)	(14,569)	10,083	(304,895)
Depreciation & amortization	(23,511)	(22,736)	(509)	(727)	--	(47,483)
Interest expense	(6,871)	(7,098)	(20)	(569)	--	(14,558)
Other income, net	1,345	1,207	--	446	--	2,998
Income tax expense	--	--	--	(17,456)	--	(17,456)
Segment net income (loss)	$47,602	12,461	4,968	(32,875)	(1,932)	30,224

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

See Note 9 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

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

Results of Operations

We reported net income of $18,540,000 and $34,172,000 for the quarter and nine months ended September 30, 2011, respectively, compared to $18,109,000 and $30,224,000 for the three and nine months ended September 30, 2010, respectively. The results for 2011 included the impact of the acquisition of Omniflight effective August 1, 2011. Net reimbursement per transport for CBS operations increased 5.8% and 10.2% in the quarter and nine months ended September 30, 2011, compared to 2010, while Same-Base Transports for CBS operations were 8.5% and 5.7% lower over the same periods, respectively.

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

Aircraft operating expenses decreased $548,000, or 1.7%, and increased $4,334,000, or 5.1%, for the quarter and nine months ended September 30, 2011, respectively, compared to 2010. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
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

•	Decreases in hull insurance rates effective July 2011 and 2010.
•	Total aircraft operating expenses related to the Omniflight fleet were $5,979,000 from the acquisition date through September 30, 2010.

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

Depreciation and amortization expense increased $2,975,000, or 18.5%, and $4,734,000, or 10.0%, for the quarter and nine months ended September 30, 2011, compared to 2010. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $1,740,000 from the acquisition date through September 30, 2011. Amortization of Omniflight’s intangible assets totaled $657,000 for the quarter and nine months ended September 30, 2011, and was allocated entirely to the CBS division. In addition, since the second quarter of 2010, we have added seventeen aircraft and six medical interiors, totaling approximately $15.0 million, to our depreciable assets.

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

Interest expense increased $676,000, or 14.4%, and decreased $354,000, or 2.4%, for the quarter and nine months ended September 30, 2011. The increase in the third quarter is primarily due to interest of $295,000 recorded on capital lease obligations assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.4% for the quarter ended September 30, 2011. The decrease in expense for the nine-month period is related primarily to the reduction in principal balances on long-term debt and capital lease obligations as a result of regularly scheduled payments.

Income tax expense was $12,616,000 and $22,783,000 in the quarter and nine months ended September 30, 2011, respectively, and $9,579,000 and $17,456,000 in the quarter and nine months ended September 30, 2010, respectively. The effective tax rate was approximately 40% for 2011 and 37% for 2010. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state income tax rate and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2011, was $85,975,000, compared to $122,599,000 at December 31, 2010. Cash generated by operations was $54,304,000 in 2011, compared to $71,631,000 in 2010. In 2011, we paid approximately $5.4 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2010 and approximately $9,740,000 for deposits on new aircraft purchases. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 6-month period to outstanding open net accounts receivable, increased from 94 days at December 31, 2010, to 104 days at September 30, 2011, primarily because of administrative changes in the methods required to submit reimbursement claims to certain insurance providers.

Cash used by investing activities totaled $229,364,000 in 2011 compared to $19,955,000 in 2010. In addition to the purchases of Omniflight and URS, equipment acquisitions in 2011 included the buy-out of sixteen previously leased aircraft for approximately $17.4 million. We sold five aircraft for $5.9 million during 2011. Equipment acquisitions in 2010 included eighteen aircraft for approximately $12.3 million, as well as medical interiors and avionics upgrades. We sold four aircraft for $5.9 million during 2010.

Financing activities provided $116,865,000 in 2011 compared to using $44,152,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we used cash reserves to retire our previous term loan and proceeds from the $200 million term loan under our Amended Credit Facility to fund the acquisition of Omniflight. We began making scheduled quarterly principal payments on the term loan beginning with the quarter ended September 30, 2011. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at September 30, 2011, from that reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010, except as follows:

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

Prior to the filing of our original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (our Original Filing), our management, under the supervision and with the participation of our Certifying Officers, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (the Evaluation) as of the last day of the period covered by our Original Filing.

Based upon that Evaluation, our Certifying Officers had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance. Subsequently, during the fourth quarter of fiscal year 2011, we concluded that our previously established aircraft lease accounting practices were not in accordance with GAAP. Correspondingly, as described above, management has restated its consolidated financial statements as of December 31, 2010, and for the quarters ended March 31, 2011; June 30, 2011; and September 30, 2011, to reflect the correction of the error. As a result of the material weakness in internal control over financial reporting described in the following paragraph, our Certifying Officers have now concluded that our disclosure controls and procedures were not effective as of the last day of the period covered by this Report.

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

Changes in Internal Controls over Financial Reporting

In the third quarter of 2011, we implemented Ramco, a new enterprise resource planning (ERP) system which replaced our existing purchasing, materials management, and aircraft record systems. As with any significant change, we have identified certain control deficiencies resulting from business process, systems and user issues. Our implementation process is designed to identify and remediate issues of this nature, and we have monitoring controls in place to ensure the ongoing reliability of our financial reporting. We believe the controls, as implemented, are appropriate and functioning effectively.

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

AIR METHODS CORPORATION

Date: December 22, 2011	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: December 22, 2011	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: December 22, 2011	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer