Form 10-K
period 2011-12-31
AIR METHODS CORP
filed 2012-02-29
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________ to _____________________________

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Commission file number   0-16079

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” "large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $848,314,000

The number of outstanding shares of Common Stock as of February 22, 2012, was 12,601,831.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2012 annual meeting of stockholders.

To Form 10-K

i

ii

PART I

ITEM 1.	BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. We provide air medical emergency transport services under two service delivery models: Community-Based Services (CBS) and Hospital-Based Services (HBS). Rocky Mountain Holdings, LLC (RMH); FSS Airholdings, LLC (FSS); Mercy Air Service, Inc. (Mercy Air); LifeNet, Inc. (LifeNet); United Rotorcraft Solutions, LLC; and OF Air Holdings Corporation all operate as wholly-owned subsidiaries of Air Methods. FSS is the parent company of CJ Systems Aviation Group, Inc. (CJ).

On August 1, 2011, we acquired 100% of the outstanding common stock of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight). The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group. Omniflight provided air medical transport services throughout the United States under both the CBS and HBS delivery models, utilizing a fleet of 91 helicopters and fixed-wing aircraft.

As of December 31, 2011, our CBS Division provided air medical transportation services in 29 states, while our HBS Division provided air medical transportation services to hospitals located in 34 states under operating agreements with original terms generally ranging from one to ten years. Under both CBS and HBS operations, we transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Under the CBS delivery model, our employees or contractors provide medical care to patients en route, while under the HBS delivery model, medical care en route is provided by employees or contractors of our customer hospitals. Our United Rotorcraft Division (formerly Products Division) designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

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

The division operates 201 helicopters and fifteen fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR) in 29 states. Although the division does not generally contract directly with specific hospitals, it typically has long-standing relationships with several leading healthcare institutions in the metropolitan areas in which it operates.

The acquisition of Omniflight in August 2011 resulted in the addition of 49 CBS bases, primarily in the southwest and southeast regions. Also in 2011 the CBS Division opened eleven new bases, including six resulting from the conversion of two HBS customers to CBS operations, and closed one due to insufficient flight volume. One base converted back to HBS operations from CBS during the fourth quarter of 2011.

Also during the third quarter of 2011, we entered into a preferred provider agreement (PPA) with Community Health Systems Professional Services Corporation (CHS) to provide air medical transport services to CHS-affiliated hospitals. The PPA calls for CHS and us to jointly develop air medical transport request protocols for transports originating at CHS-affiliated facilities. In November 2011, in accordance with the terms of the PPA, we established a centralized national call center in Tennessee to receive and facilitate air medical transport requests from CHS-affiliated hospitals. The change in transport volume directly related to the CHS agreement was minimal during the fourth quarter since we are still in the process of transitioning CHS-affiliated hospitals into the system.

Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all CBS locations are conducted from our national centers in Omaha, Nebraska, and Nashville, Tennessee, or from the regional center in St. Louis, Missouri. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and transfer center services to outside third parties.

Competition with the CBS Division comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical CBS location. We believe that our competitive strengths center on the quality of our patient care and customer service, the medical capability of the aircraft we deploy, and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Hospital-Based Services

Our HBS Division provides hospital clients with medically-equipped helicopters and airplanes which are generally based at hospitals. Our responsibility is to operate and maintain the aircraft in accordance with Federal Aviation Regulations (FAR) Part 135 standards. Hospital clients provide medical personnel and all medical care on board the aircraft. The division operates 212 helicopters and six fixed wing aircraft in 34 states. Under the typical operating agreement with a hospital, we earn approximately 78% of our revenue from a fixed monthly fee and 22% from an hourly flight fee from the hospital. These fees are earned regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of the division's flight revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our HBS contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The acquisition of Omniflight resulted in the addition of twelve hospital contracts, representing 26 base locations, in August 2011. Two of the twelve Omniflight contracts, representing eleven base locations, were terminated at the customers’ option in the fourth quarter of 2011. In 2011 four of our hospital customers expanded their service areas, resulting in five new bases of operation. Contracts with seventeen hospital customers were due for renewal in 2011, ten of which were renewed for terms ranging from one to five years. Four other contracts were extended into 2012 to allow additional time for contract discussions, and one contract, representing four base locations, converted to CBS operations upon expiration in 2011. In December 2011, we signed a three-year contract to provide HBS services to a customer in New Jersey beginning in the second quarter of 2012. Cost containment pressures have led an increasing number of healthcare institutions to consider outsourcing their flight programs to community-based models of operation.

Competition with the HBS Division comes from national operators, as well as regional operators. Operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our training, maintenance, and customer service; the medical capability of the aircraft we deploy; and our investment in safety equipment and programs for our operations.

United Rotorcraft Division (formerly Products Division)

Our United Rotorcraft (UR) Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication, navigation, environmental control, structural, and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheet metal, and upholstery. The division also offers quality assurance and certification services pursuant to its FAA Organization Designation (ODA) authorization, Parts Manufacturer Approvals (PMA's), and ISO9001:2000 (Quality Systems) certification.

We maintain patents covering several products, including the Litter Lift System used in the U.S. Army’s HH-60M helicopter and Medical Evacuation Vehicle (MEV), and the Articulating Patient Loading System and Modular Equipment Frame developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are widely available from several different vendors.

In March 2011, we acquired 100% of the membership interest of United Rotorcraft Solutions, LLC (URS), a Texas limited liability company. URS is a full-service helicopter and fixed-wing completions center and maintenance repair operation. The acquisition is expected to expand UR Division’s capabilities and product lines and to provide additional capacity to perform completions and maintenance activities.

As of December 31, 2011, projects in process included 24 HH-60M units and two aircraft medical interior kits for commercial customers. During the third and fourth quarters of 2011, we also received a contract from the U.S. Army for 26 additional HH-60M units and two separate contracts for a total of five aircraft medical interiors for commercial customers. Deliveries under all contracts in process or received as of December 31, 2011, are expected to be completed by the fourth quarter of 2012, and remaining revenue is estimated at $19.9 million.

Our competition in the aircraft interior design and manufacturing industry comes primarily from several companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. With our established line of interiors for Bell and Eurocopter aircraft, we believe that we have demonstrated the ability to compete on the basis of each of these factors.

Employees

As of December 31, 2011, we had 3,646 full time and 289 part time employees, comprised of 1,208 pilots; 665 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 1,236 flight nurses and paramedics; 165 dispatch and transfer center personnel; and 661 business, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

In December 2011, we completed negotiations with our pilots’ union on a new collective bargaining agreement (CBA). The agreement is effective December 2011 through December 2013.

Government Regulation

The air medical emergency transportation industry is heavily regulated, especially by the federal government. Examples of regulations affecting us and the industry are discussed below.

Federal Aviation Administration and U.S. Department of Transportation

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations—including equipment, ground facilities, dispatch, communications, flight training personnel and other matters affecting air safety—are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification and certain other regulatory approvals.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods; Omniflight Helicopters, Inc.; and a subsidiary of Omniflight all hold Part 135 Air Carrier Certificates. Air Methods also holds a Part 145 Repair Station Certificate, which covers one master and four satellite locations, from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2011, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

In February 2012, the United States Congress passed FAA reauthorization legislation that, among other provisions, subjects all legs of an air medical flight to the same flight and duty time limitations and weather minimums and requires pre-flight risk assessment and establishment of an operational control center for larger air medical operators. Although the changes to flight and duty time requirements may impact our ability to accept flights at the end of a scheduled shift, we do not expect the legislation to have a significant adverse impact on our operations because we have already been in compliance with most of the provisions.

In the second quarter of 2011, the FAA commenced two special inspections of helicopters equipped with Night Vision Imaging Systems (NVIS). One inspection focused on the day and night readability of flight instruments that had been filtered for light suppression for NVIS flights, and the other was the result of certain certification issues surrounding a particular supplier of Supplemental Type Certificate modifications of helicopter cockpits for NVIS use. The process to bring the aircraft which failed the FAA’s NVIS inspection back into compliance has taken longer than expected and, as of December 31, 2011, we still had approximately 47 helicopters restricted to non-NVIS operation only. We anticipate that bringing all of these helicopters back into NVIS service may extend into the third quarter of 2012 at a total cost of up to $2.1 million. Further, there are no assurances that other aircraft will not fail the FAA’s special inspections if the FAA expands its review to encompass other suppliers of Supplemental Type Certificate NVIS installations.

Health Care Regulation

Under extensive healthcare regulations, we must meet requirements to participate in government programs, including Medicare and Medicaid. Such extensive regulations include, among others:

•
Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (Anti-kickback Statute), which prohibits certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

•
Section 1877 of the Social Security Act (also known as the Stark law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil penalties of various monetary amounts depending on the violation, and exclusion from participation in the Medicare and Medicaid programs and other federal programs.

•
Health Insurance Portability and Accountability Act (HIPAA) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules addressing the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply.

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry by conducting audits, evaluations, and investigations and, when appropriate, imposing civil monetary penalties, assessments, and administrative sanctions. Although we have policies and procedures in place to facilitate compliance in all material respects with the regulations affecting the health care industry, if a determination is made that we were in material violation of such regulations, our financial condition, results of operations, or cash flows could be materially adversely affected.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA) into law. One of PPACA’s key goals is to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. PPACA is currently the subject of constitutional challenges in various federal courts, as well as certain legislative initiatives to repeal the healthcare reforms implemented in 2010. In November 2011, the U.S. Supreme Court granted certiorari to decide whether certain provisions of PPACA are constitutional, and if not, whether the entire law must be struck down.

Other

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Market rules, and other federal and state securities laws. Certain of our operations are also subject to regulation under the Foreign Corrupt Practices Act.

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

•
Flight volume – Almost all CBS revenue and approximately 22% of HBS revenue is dependent upon flight volume. Approximately 20% of our costs primarily associated with flight operations incurred during the year ended December 31, 2011, also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower CBS operating revenue during these months. Flight volume for CBS operations can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has outpaced trends in the demand for service. Demand for air medical transportation may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of recent, high-profile accidents within the air medical industry; or questions regarding the medical necessity for certain transports. In addition, if hospitals within our service areas expand operations to include trauma centers, cardiac catheterization labs, and similar capabilities, the demand for our services may decrease. Conversely, a trend toward hospital consolidation may increase demand for air medical transportation. Our efforts to consolidate Omniflight’s Part 135 operating certificate with our own and to upgrade our fleet with new safety technology may result in lower in-service rates over the short term and, therefore, in lower flight volume. Finally, a number of our CBS bases are located in rural areas throughout the United States and are difficult to staff with appropriate personnel, resulting in lower in-service rates and, therefore, lower flight volume.

•
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. The CBS Division invoices patients and their insurers directly for services rendered and recognizes revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Some states have reduced or are planning to reduce Medicaid benefits or the number of citizens eligible for benefits. However, Medicaid represents a small percentage of the revenue we realize from CBS transports. The collection rate is also impacted by changes in the cost of healthcare and health insurance, as well as economic pressures on employers. As the cost of healthcare increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $7.0 million to $7.8 million in pre-tax operating results. Similar to Medicaid reimbursement rates, Medicare rates are less than the cost of providing air medical transportation, and, therefore, our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. To the extent that healthcare reform or other forces result in a reversal of the trend away from insurance coverage, reimbursement rates may increase. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for CBS transports.

•
Billing investigations and audits – State and federal statutes impose substantial penalties—including civil and criminal fines, exclusion from participation in government healthcare programs, and imprisonment—on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for healthcare services. We believe that audits, inquiries, and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to healthcare reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, may have a material adverse effect on our financial condition and results of operations.

•
Healthcare reform – One of the key goals of PPACA is to increase access to health benefits for the uninsured or underinsured populations, partially through new federal rules related to private health insurance offerings. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. The new federal rules in PPACA may create pricing pressure on private health insurance premiums and, as a result, pricing pressure on providers. PPACA also includes provisions that expand the government’s ability to combat healthcare program fraud, abuse, and waste. PPACA is currently the subject of constitutional challenges in various federal courts, as well as certain legislative initiatives to repeal the healthcare reforms implemented in 2010. In November 2011, the U.S. Supreme Court granted certiorari to decide whether certain provisions of PPACA are constitutional, and if not, whether the entire law must be struck down. Oral arguments will be held in March 2012 and a decision is expected in June 2012. It is unclear whether implementation of PPACA may be delayed or blocked in the future. Some states also have pending similar health reform legislative initiatives.

•
Completion and integration of acquisitions – On August 1, 2011, we acquired 100% of the outstanding common stock of OF Air Holdings Corporation, parent company of Omniflight Helicopters, Inc. We expect to continue to seek opportunities to grow through attractive acquisitions. However, acquisitions present a number of challenges, including significant effort to assimilate the operations, financial and accounting practices, and information systems, and to integrate key personnel from the acquired business. To manage our growth effectively, we must expand and improve our operational, financial, and management controls, information systems, and procedures. Acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not realize the anticipated benefits of the Omniflight acquisition or any future acquisitions, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider any acquisition to be inappropriately priced.

•
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from American Eurocopter Corporation (AEC) and Bell Helicopter, Inc. (Bell) and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2011, AEC aircraft comprise 81% of our helicopter fleet while Bell aircraft constitute 17%. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

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

•
Employee unionization – Our pilots have been represented by a collective bargaining unit since September 2003. After over two and a half years since the expiration of the previous CBA, we completed negotiations on a new two-year CBA in December 2011. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. Wage increases stipulated in the CBA are consistent with our expectations of increases for other work groups during the next two years. Union personnel have also actively attempted to organize other employee groups in the past, and these groups may elect to be represented by unions in the future.

•
Competition – Our HBS division faces significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. A number of hospitals and healthcare institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition to the national and regional providers, our CBS division also faces competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing HBS contracts or CBS market share in the future.

•
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most HBS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In CBS operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. In addition, loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationships with such hospitals. Approximately 44% of any increases in hull and liability insurance may be passed through to our HBS customers according to contract terms. We do not carry business interruption insurance to protect against extended out of service time which may result if a significant portion of our fleet is grounded due to an unexpected airworthiness directive or other factors. This risk may be mitigated by the diversity of our fleet.

•
Fuel costs – Fuel accounted for 3.4% of total operating expenses for the year ended December 31, 2011. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our HBS customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for CBS operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2011, fuel derivatives covered essentially all of our fuel consumption, excluding the impact of the Omniflight fleet, and fuel derivatives in place as of December 31, 2011, cover approximately 94% of our anticipated fuel consumption for 2012.

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

•
Loss of key personnel – Our success depends to a significant extent on the continued services of our core senior management team, including our Chief Executive Officer. If one or more of these individuals were unable or unwilling to continue in his or her present position, our business may be disrupted and we may not be able to find replacements on a timely basis or with the same level of skill and experience. Finding and hiring any such replacements could be costly and may require us to grant significant incentive compensation.

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

•
Technology and information systems – We receive personal health information (PHI) and other confidential information related to the patients that we transport, and such information is stored on our secured servers for billing purposes and patient quality assessment reviews. Although we maintain systems to prevent theft and tampering with PHI and we believe such systems comply with applicable laws, these systems require ongoing monitoring and updating as technologies change. Security could be compromised, or system disruptions could occur. In the ordinary course of our business, we must also provide certain confidential, proprietary, and personal information to third parties, including hospitals and physicians. While we seek to obtain assurances that these third parties will protect this information, there is a risk the confidentiality of data held by third parties could be breached. A compromise of our security systems could adversely affect our reputation, disrupt our operations, and result in litigation, penalties, or costly remediation efforts.

•
Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA and Centers for Medicare and Medicaid Services (CMS), which imposes significant compliance costs on us. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenue from flight operations. Further, failure to comply with these extensive laws and regulations or the terms or conditions may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some of or all of our operations.

•
Debt and lease obligations – We are obligated under debt facilities and capital lease arrangements providing for up to approximately $640.6 million of indebtedness, of which approximately $551.9 million was outstanding at December 31, 2011, and operating lease obligations which total $46.3 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

•
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2011, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 113,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We hold a lease through January 2015 for approximately 22,000 square feet of office space in San Bernardino, California, for our medical billing department and through February 2021 for approximately 12,000 square feet of office space in Omaha, Nebraska, for our communications and dispatch center. Both leases contain options to extend the terms past the stated expiration dates. We also own and lease various properties for depot level maintenance, warehouse, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2011, our aircraft fleet consisted of 133 Company-owned aircraft and 236 leased aircraft. The table below also includes 65 aircraft owned by HBS customers and operated by us under contracts with them.

Type	CBS Division	HBS Division	HBS Customer-Owned	Total

Single-Engine Helicopters:
Bell 206	6	3	--	9
Bell 407	7	25	8	40
Eurocopter AS 350	78	35	3	116
Eurocopter EC 130	22	11	--	33
Total Single-Engine	113	74	11	198
Twin-Engine Helicopters:
Bell 222	12	1	--	13
Bell 412	2	--	--	2
Bell 429	--	1	1	2
Bell 430	--	--	4	4
Eurocopter AS 365	--	2	5	7
Eurocopter BK 117	37	22	8	67
Eurocopter EC 135	34	43	10	87
Eurocopter EC 145	1	6	18	25
Boeing MD 902	--	--	1	1
Agusta 109	1	1	4	6
Agusta 119	1	--	--	1
Total Twin-Engine	88	76	51	215
Total Helicopters	201	150	62	413

Airplanes:
Saratoga Piper	1	--	--	1
King Air B 100	1	--	--	1
King Air B 200	2	--	--	2
Pilatus PC 12	11	3	3	17
Total Airplanes	15	3	3	21
TOTALS	216	153	65	434

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market® under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Year Ended December 31, 2011
Common Stock	High	Low

First Quarter	$67.25	$50.40
Second Quarter	75.77	59.26
Third Quarter	76.15	56.72
Fourth Quarter	88.30	62.50

Year Ended December 31, 2010
Common Stock	High	Low

First Quarter	$35.23	$26.19
Second Quarter	36.06	29.75
Third Quarter	41.72	27.62
Fourth Quarter	56.27	40.58

As of February 22, 2012, there were approximately 163 holders of record of our common stock. We estimate that we have approximately 8,700 beneficial owners of common stock.

We have not paid any cash dividends since inception but may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2006 through December 31, 2011, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of 500 publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Alpine Air Express, Inc.; Atlas Air Worldwide Holdings, Inc.; Avantair, Inc.; Bristow Group, Inc.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2006, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
AIR METHODS CORPORATION	100.00	177.90	57.27	120.42	201.54	302.47
S & P 500	100.00	105.49	66.46	84.05	96.71	98.75
PEER GROUP	100.00	136.97	54.88	91.09	122.75	122.69

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the year ended December 31, 2011, increased in part as a result of the acquisition of Omniflight in August 2011.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenue	$660,549	562,002	514,298	501,447	398,289

Operating expenses	(481,576)	(409,578)	(389,132)	(391,819)	(287,584)
General and administrative expenses	(85,500)	(69,226)	(64,963)	(67,480)	(53,298)
Other expense, net	(16,171)	(15,242)	(16,337)	(15,958)	(13,426)

Income before income taxes	77,302	67,956	43,866	26,190	43,981
Income tax expense	(30,728)	(25,199)	(16,954)	(9,725)	(17,324)

Net income	$46,574	42,757	26,912	16,465	26,657

Basic income per common share	$3.68	3.42	2.19	1.35	2.23

Diluted income per common share	$3.63	3.39	2.16	1.31	2.13

Weighted average number of shares of Common Stock outstanding - basic	12,666,474	12,496,513	12,267,727	12,155,144	11,953,871

Weighted average number of shares of Common Stock outstanding - diluted	12,827,595	12,596,414	12,434,586	12,530,381	12,512,077

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,028,471	723,110	694,338	689,287	629,567
Long-term liabilities	569,861	374,288	391,344	403,695	355,374
Stockholders' equity	287,902	233,429	185,573	151,536	135,896

SELECTED OPERATING DATA

	2011		2010	2009	2008	2007
For year ended December 31:
CBS patient transports	45,480	(1)	40,046	39,613	42,394	39,256
HBS medical missions	56,045	(1)	56,737	60,545	63,577	59,658
As of December 31:
CBS bases	170		113	105	100	106
HBS bases	131		123	129	145	157

(1) Includes transports and missions for Omniflight locations from August 1 through December 31, 2011, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Omniflight; our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable UR Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In 2011 the CBS Division generated 65% of our total revenue, compared to 61% in 2010 and 56% in 2009.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists primarily of fixed monthly fees (approximately 78% of total contract revenue) and hourly flight fees (approximately 22% of total contract revenue) billed to hospital customers. In 2011 the HBS Division generated 30% of our total revenue, compared to 35% in 2010 and 39% in 2009.

•
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2011 the UR Division generated 5% of our total revenue, compared to 4% in 2010 and 5% in 2009.

See Note 15 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 22% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the year ended December 31, 2011, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 45,500 for 2011 compared to approximately 40,000 for 2010. Patient transports for CBS bases open longer than one year and excluding transports for Omniflight bases (Same-Base Transports), were approximately 36,600 in 2011 compared to 39,400 in 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 508 higher in 2011 compared to 2010. Requests for community-based services decreased by 4.5% for the year ended December 31, 2011, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of PPACA have yet to take effect and portions of the act have been challenged in the Supreme Court. Net reimbursement per transport increased 10.6% in the year ended December 31, 2011, compared to 2010, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for CBS operations were as follows:

	For years ended December 31,
	2011	2010	2009
Gross billings	100%	100%	100%
Provision for contractual discounts	44%	39%	38%
Provision for uncompensated care	18%	19%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. The increase in the percentage of uncollectible accounts in 2011 also reflects the addition of Omniflight which had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts. In addition, the percentage of transports covered by insurance for Omniflight’s CBS operations has historically been approximately three to four percentage points lower than the percentage of insured transports for the Company’s historical operations.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 19% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2010, we have taken delivery of 41 new aircraft and expect to take delivery of a total of six additional aircraft during 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations increased 5.1% from the year ended December 31, 2010, to the year ended December 31, 2011, while total flight volume for CBS and HBS operations increased 13.1% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. In addition, during 2011 we became qualified to bring repairs and overhauls of certain aircraft engines in-house, resulting in a decrease of approximately 20% in the repair costs associated with this engine type.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. After over two and a half years since the expiration of the previous CBA, we completed negotiations on a new two-year CBA in December 2011. Wage increases stipulated in the new CBA are consistent with our expectations of increases for other work groups during the next two years. During the fourth quarter of 2011, we recorded $2,179,000 for retroactive adjustments in pay resulting from the new CBA. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2011 compared to 2010

We reported net income of $46,574,000 for the year ended December 31, 2011, compared to $42,757,000 for the year ended December 31, 2010. The results for 2011 include the impact of the Omniflight acquisition effective August 1, 2011. Net reimbursement per transport for CBS operations increased 10.6% in 2011 compared to 2010, while Same-Base Transports for CBS operations were 6.9% lower over the same period.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $89,377,000, or 16.7%, from $533,852,000 for the year ended December 31, 2010, to $623,229,000 for the year ended December 31, 2011. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $87,846,000, or 26.1%, to $424,903,000 for the following reasons:
•	Net revenue of $50,997,000 from Omniflight’s CBS operations from the acquisition date through December 31, 2011.
•
Increase of 10.6% in net reimbursement per transport for year ended December 31, 2011, compared to 2010, due to the benefit of recent price increases net of the change in payer mix resulting from the Omniflight acquisition described above.

•
Decrease of 2,718, or 6.9%, in Same-Base Transports for the year ended December 31, 2011, compared to 2010. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 508 higher in 2011 compared to 2010. Requests for community-based services decreased by 4.5% in 2011 for bases open greater than one year.

•
Incremental net revenue of $26,135,000 for the year ended December 31, 2011, generated from the addition of nineteen new CBS bases, including eleven bases resulting from the conversion of HBS contracts, during either 2011 or 2010.

•	Closure of three bases during 2010 and one during 2011 due to insufficient flight volume, resulting in a decrease in net revenue of approximately $4,431,000 during the year ended December 31, 2011.

•	HBS – Net flight revenue increased $1,531,000, or 0.8%, to $198,326,000 for the following reasons:
•	Net revenue of $10,464,000 from Omniflight’s HBS operations from the acquisition date through December 31, 2011.
•
Cessation of service under three contracts and the conversion of five contracts to CBS operations during either 2011 or 2010, resulting in a decrease in net revenue of approximately $16,903,000 for the year ended December 31, 2011.

•
Incremental net revenue of $5,771,000 for the year ended December 31, 2011, generated from the expansion of six contracts to additional bases of operation during either 2011 or 2010 and from the conversion of one CBS base back to HBS operations in 2011.

•
Decrease of 2.2% in flight volume for the year ended December 31, 2011, for all contracts excluding contract expansions and closed contracts discussed above, as well as Omniflight’s HBS operations from the acquisition date through December 31, 2011.

•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $44,271,000, or 20.5%, to $260,363,000 for the year ended December 31, 2011, compared to 2010. During the fourth quarter of 2011, we recorded $2,179,000 for retroactive adjustments in pay resulting from the new CBA negotiated with our pilots and $600,000 in additional workers compensation expense related to a fatal accident experienced in 2011. Changes by business segment were as follows:

•	CBS – Flight center costs increased $39,771,000, or 28.5%, to $179,383,000 for the following reasons:
•	Flight center costs of approximately $24,229,000 related to Omniflight’s CBS operations from the acquisition date through December 31, 2011.
•	Increase of approximately $10,728,000 for the year ended December 31, 2011, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $2,967,000 for the year ended December 31, 2011, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

•	HBS - Flight center costs increased $4,500,000, or 5.9%, to $80,980,000 primarily due to the following:
•	Flight center costs of approximately $4,588,000 related to Omniflight’s CBS operations from the acquisition date through December 31, 2011.
•	Decrease of approximately $5,041,000 for the year ended December 31, 2011, due to the closure of base locations described above.
•	Increase of approximately $1,905,000 for the year ended December 31, 2011, for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $11,783,000, or 10.3%, for the year ended December 31, 2011, in comparison to 2010. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

•
Increase in aircraft maintenance expense of $4,328,000, or 5.1%, to $89,040,000. Total flight volume for CBS and HBS operations increased 13.1% for 2011 compared to 2010. Excluding the impact of the Omniflight fleet, aircraft maintenance expense decreased 7.2% for 2011 compared to 2010, and total flight volume for CBS and HBS operations, excluding the Omniflight fleet, increased 1.4%. The decrease in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. In addition, during 2011 we became qualified to bring repairs and overhauls of certain aircraft engines in-house, resulting in a decrease of approximately 20% in the repair costs associated with this engine type.

•
Increase of approximately 28.1% in the cost of aircraft fuel per hour flown. Total fuel costs increased $6,247,000 to $19,548,000 for 2011 compared to 2010. During both 2011 and 2010 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering essentially all of our fuel consumption for 2011, excluding the impact of the Omniflight fleet, and approximately 97% of our consumption in 2010. Fuel expense included non-cash mark to market derivative losses of $800,000 for 2011 compared to $181,000 for 2010. Cash settlements under the terms of the agreements totaled $1,131,000 in 2011. We received no cash settlements under the agreements in 2010.

•	Decreases in hull insurance rates effective July 2011 and 2010.
•	Total aircraft operating expenses related to the Omniflight fleet were approximately $15,480,000 from the acquisition date through December 31, 2011.

United Rotorcraft (formerly Products) Division

Medical interiors and products revenue increased $8,015,000, or 35.7%, from $22,447,000 for the year ended December 31, 2010, to $30,462,000 for the year ended December 31, 2011. Significant projects in process during 2011 included work under two contracts to produce a total of fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter, 53 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle (MEV), and seven aircraft medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2011, was as follows:
•	$21,160,000 – governmental entities
•	$9,302,000 – commercial customers

Significant projects in process during 2010 included 32 HH-60M units, 36 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV litter systems, and five medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2010, was as follows:
•	$16,785,000 – governmental entities
•	$5,662,000 – commercial customers

Cost of medical interiors and products increased $6,024,000, or 38.2%, for the year ended December 31, 2011, as compared to the previous year, due primarily to changes in sales volume.

Other Revenue and General Expenses

Other revenue—consisting of fees earned for dispatch, transfer center, and patient billing services provided to third parties—increased $1,155,000, or 20.3% for the year ended December 31, 2011, compared to 2010, primarily due to eleven new contracts entered into during either 2011 or 2010.

Depreciation and amortization expense increased $9,241,000, or 14.5%, for the year ended December 31, 2011. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $4,040,000 from the acquisition date through December 31, 2011. Amortization of Omniflight’s intangible assets totaled $1,643,000 for 2011 and was allocated entirely to the CBS division. In addition, during 2011 we added 24 aircraft subject to capital leases, totaling approximately $46.7 million, to our depreciable assets.

General and administrative (G&A) expenses increased $16,274,000, or 23.5%, for the year ended December 31, 2011, compared to 2010. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 12.9% of revenue for 2011, compared to 12.3% of revenue for 2010. Expenses for 2011 included approximately $2,283,000 in transaction costs and employee severance related to the acquisition of Omniflight. We also incurred approximately $1,678,000 in expenses related to transitioning Omniflight’s G&A functions into existing Air Methods departments. The increase in expense also reflects additional headcount in our safety department to support the ongoing implementation of our Safety Management System (SMS) and in our billing, dispatch, and transfer center departments to support the increase in third party contracts.

Interest expense increased $896,000, or 4.7%, for the year ended December 31, 2011, compared to 2010. The increase is primarily due to interest of $641,000 recorded on capital lease obligations assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.4% from inception through December 31, 2011. In addition, we carried an average balance of $5.3 million against our line of credit during the fourth quarter of 2011, compared to no borrowings against our line in 2010. These increases were partially offset by the effect of the reduction in principal balances for long-term debt and capital lease obligations as a result of regularly scheduled payments.

Income tax expense was $30,728,000, or 39.8%, of income before taxes in 2011 and $25,199,000, or 37.1% of income before taxes in 2010. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state rate by approximately $300,000 and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. These adjustments represented 1.3% of income before taxes in 2010. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

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

Flight center costs increased $5,581,000, or 2.7%, to $216,092,000 for the year ended December 31, 2010, compared to 2009. Changes by business segment were as follows:

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

Aircraft operating expenses increased $13,073,000, or 12.9%, for the year ended December 31, 2010, in comparison to 2009, due to the following:
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

United Rotorcraft (formerly Products) Division

Medical interiors and products revenue decreased $1,855,000, or 7.6%, from $24,302,000 for the year ended December 31, 2009, to $22,447,000 for the year ended December 31, 2010. Significant projects in process during 2010 included 32 HH-60M units, 36 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV litter systems, and five medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2010, was as follows:
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

Other Revenue and General Expenses

Other revenue increased $2,010,000, or 54.4% for the year ended December 31, 2010, compared to 2009. We entered into eight new contracts during either 2010 or 2009.

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

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2011 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$262,567	18,889	55,354	180,977	7,347
Interest payments (1)	27,160	7,742	12,798	6,063	557
Total long-term debt obligations	289,727	26,631	68,152	187,040	7,904

Capital leases	289,308	49,100	96,340	82,598	61,270
Interest payments	41,023	11,884	16,988	8,770	3,381
Total capital lease obligations	330,331	60,984	113,328	91,368	64,651

Operating leases	46,268	9,645	13,308	4,546	18,769
Aircraft purchase commitments	24,935	24,935	--	--	--

Total	$691,261	122,195	194,788	282,954	91,324

(1)
Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances of $197,673,000 as of December 31, 2011. Variable interest was estimated using the weighted average rate in effect during 2011 for each note and the average balance outstanding against the revolving credit facility during the fourth quarter of 2011. We did not carry a balance on our line of credit in 2011 prior to the fourth quarter.

Balloon payments on long-term debt are due as follows:
•	$2,100,000 in 2012
•	$4,710,000 in 2013
•	$10,773,000 in 2014
•	$3,513,000 in 2015
•	$149,922,000 in 2016
•	$4,375,000 in 2018

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2010, we had open purchase commitments for 37 aircraft scheduled to be delivered in 2011 and 2012. During 2011, we took delivery of 27 aircraft as scheduled under these commitments. The remaining ten aircraft, representing a total purchase commitment of $24.9 million, were scheduled for delivery in 2012. In the first quarter of 2012, we canceled delivery of four aircraft with a value of $10.0 million under this commitment. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the remaining six aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $1.6 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2011, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2012. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

Residual Value Guarantees

We have entered into various aircraft leases under which we provide residual value guarantees to the lessor. As of December 31, 2011, the undiscounted maximum amount of potential future payments under the guarantees is $5,177,000, all of which relates to aircraft leases assumed in the FSS and Omniflight acquisitions. No amounts related to the guarantees were included in the minimum lease payments for purposes of measuring capital lease obligations, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that we will be required to make payments under the terms of the guarantee is based on current market data and our actual and expected loss experience.

Letters of Credit

In January 2005, we entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on our workers compensation insurance policy. In April 2008, we entered into a $100,000 letter of credit with a county government in California as performance security under an exclusive operating agreement.

Prior to our acquisition, Omniflight had entered into six letters of credit totaling $2,605,000 to support aircraft lease obligations and credit terms extended by other vendors. As required by the underlying lease and credit agreements, we renewed or assumed all six letters of credit following our acquisition in August 2011.

All letters of credit may be renewed annually. Six of the letters of credit described above totaling $3,615,000 reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

We had cash and cash equivalents of $3,562,000 and working capital of $85,011,000 at December 31, 2011, compared to cash and cash equivalents of $60,710,000 and working capital of $122,599,000 at December 31, 2010. Cash generated by operations totaled $94,771,000 in 2011 compared to $110,036,000 in 2010. In 2011, we paid approximately $8.0 million for deposits on new aircraft purchases. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 6-month period to outstanding open net accounts receivable, increased from 94 days at December 31, 2010, to 100 days at December 31, 2011, primarily because of administrative changes in the methods required to submit reimbursement claims to certain insurance providers.

Cash used for investing activities totaled $250,928,000 in 2011, compared to $26,942,000 in 2010. In addition to the purchases of Omniflight and URS, equipment acquisitions in 2011 included the purchase of one aircraft and the buy-out of 29 previously leased aircraft for approximately $35.2 million. We sold five aircraft for $5.9 million during 2011. Equipment acquisitions in 2010 included the purchase of one aircraft and the buyout of 22 previously leased aircraft for a total of approximately $23.7 million, as well as medical interiors and avionics upgrades. We sold eight aircraft for $7.3 million during 2010.

Financing activities provided $99,009,000 in 2011 compared to using $60,457,000 in 2010. The primary use of cash in both 2011 and 2010 was regularly scheduled payments of long-term debt and capital lease obligations. In 2011 we used cash reserves to retire our previous term loan and proceeds from the $200 million term loan under our Restated Revolving Credit, Term Loan and Security Agreement to fund the acquisition of Omniflight. We began making scheduled quarterly principal payments on the term loan beginning with the quarter ended September 30, 2011. We also drew against our line of credit in 2011 to fund the buy-out of leased aircraft. In 2010 we used proceeds of $6.2 million from notes payable to finance the purchase of four aircraft.

Senior Credit Facility

Our senior credit facility consists of term loans with a balance of $195,000,000 as of December 31, 2011, and a revolving credit facility. As of December 31, 2011, we had $11,271,000 outstanding against the $100 million revolving credit facility and available capacity on the facility of $85,115,000. The capacity available on the revolving credit facility is reduced by six outstanding letters of credit totaling $3,615,000.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments are due as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in July 2016 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2011, the interest rate on the term loans was 2.56% and on the revolving credit facility was 4.50%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness with outstanding obligations exceeding $3 million; events of insolvency or bankruptcy; failure to timely discharge judgments of $750,000 or more; failure to maintain the first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2011, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the year ended December 31, 2011, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $11,258,000 in flight revenue.

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

Deferred Income Taxes

In preparation of the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recoverable from future taxable income and record a valuation allowance for those amounts we believe are not likely to be realized. We consider estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. Establishing or increasing a valuation allowance in a period increases income tax expense. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. The effect on deferred income tax assets and liabilities of a change in statutory tax rates applicable to the Company is also recognized in income in the period of the change. We evaluate the recognition and measurement of uncertain tax positions based on the facts and circumstances surrounding the tax position and applicable tax law and other tax pronouncements. Changes in our estimates of uncertain tax positions would be recognized as an adjustment to income tax expense in the period of the change.

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

Goodwill Valuation

The Company’s goodwill relates to six acquisitions and has been allocated to our operating segments. Annually, at December 31, the Company evaluates goodwill for potential impairment using a two-step test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is compared to the book value of the goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

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

The estimated fair values of the reporting units have historically exceeded the carrying values of the reporting units. We performed a sensitivity analysis on the Company’s public trading value and on each reporting unit’s historical and estimated future operating profits. Based on the amounts used in the evaluation of goodwill at December 31, 2011, either the Company’s current public trading value or any reporting unit’s operating profit would have to decrease by more than 61% before the carrying value of the reporting unit exceeded its fair value.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Some amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for periods beginning after December 15, 2011. We do not expect the implementation of ASU No. 2011-04 to have a material effect on our financial position or results of operations.

In July 2011, the FASB issued ASU No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, requiring health care entities that recognize significant amounts of patient service revenue to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statements of operations. The ASU also requires enhanced disclosures about revenue recognition and bad debt assessment policies related to patient service revenue. The ASU is effective for periods beginning after December 15, 2011. We do not expect the implementation of ASU No. 2011-07 to have a material effect on our financial position or results of operations since we currently present patient service revenue net of related provision for bad debts. We expect the implementation of the standard to result in enhanced disclosure regarding our patient service revenue recognition and related provisions for contractual discounts and uncompensated care.

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

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had a balance of $11,271,000 at December 31, 2011, and $197,673,000 in notes payable. Based on the amounts outstanding at December 31, 2011, the annual impact of a change of 100 basis points in interest rates would be approximately $2,089,000. Interest rates on these instruments approximate current market rates as of December 31, 2011.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our HBS customers pay for all fuel consumed in medical flights. Based on actual CBS fuel usage for the year ended December 31, 2011, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $1,714,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for CBS operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2011 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $2.68 per gallon for wholesale purchases in 2011. We have financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $3.50 per gallon for wholesale purchases in 2012, covering approximately 94% of our anticipated fuel consumption for the year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	MANAGEMENT'S DISCUSSION

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

Remediation of material weakness in internal control over financial reporting

As previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010, we had identified a material weakness in internal control over financial reporting with respect to accounting for aircraft leases. The material weakness continued to exist as of our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011.

To remediate the material weakness in our internal control over financial reporting, we implemented additional review procedures over lease default provisions affecting aircraft lease accounting.

As of December 31, 2011, we completed the execution of our remediation plan, evaluated and tested the effectiveness of the additional review procedures as of December 31, 2011, and determined that the material weakness related to aircraft lease accounting has been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes to our aircraft lease accounting review discussed above, there were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal controls over financial reporting of United Rotorcraft Solutions, LLC (URS), acquired on March 1, 2011, and of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight), which were acquired August 1, 2011. URS represents approximately $3.8 million of net assets as of December 31, 2011, and approximately $4.1 million of revenue for the year ended December 31, 2011. Omniflight represents approximately $244.0 million of net assets as of December 31, 2011, and approximately $61.5 million of net revenue for the year ended December 31, 2011.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, and their report is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2012, for the Annual Meeting of Stockholders to be held in May 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2012, for the Annual Meeting of Stockholders to be held in May 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2012, for the Annual Meeting of Stockholders to be held in May 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2012, for the Annual Meeting of Stockholders to be held in May 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2012, for the Annual Meeting of Stockholders to be held in May 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.     Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements

2.     Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010, and 2009

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.     Exhibits:

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 201013

3.4	By-Laws as Amended8

4.1	Specimen Stock Certificate2

10.1	Amended and Restated 2006 Equity Compensation Plan7

10.2	Amendment to Amended and Restated 2006 Equity Compensation Plan13

10.3	Form of Restricted Stock Grant Agreement10

10.4	Form of Non-Qualified Stock Option Agreement

10.5	Form of Incentive Stock Option Agreement

10.6	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 19933

10.7	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 20036

10.8	Employment Agreement between the Company and Michael D. Allen, dated January 4, 20069

10.9	Employment Agreement between the Company and Trent J. Carman, dated April 28, 20036

10.10	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 20036

10.11	Employment Agreement between the Company and Paul Tate, dated February 22, 200814

10.12	Employment Agreement between the Company and Edward Rupert, dated June 14, 201013

10.13	Employment Agreement between the Company and Howard Ragsdale, dated June 17, 201013

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

10.17	Air Methods Corporation Economic Value Added Plan, adopted February 5, 200915

10.18	Agreement and Plan of Merger by and among Air Methods Corporation; Air Methods Acquisition Sub, Inc.; OF Air Holdings Corporation; and Wind Point Partners V, L.P., dated June 1, 20114

10.19
Amended and Restated Revolving Credit, Term Loan and Security Agreement among Air Methods Corporation and certain subsidiaries and KeyBank National Association, as administrative agent for the lenders, and other lenders parties thereto, dated July 5, 20115

10.20
Joinder and Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan and Security Agreement among OF Air Holdings Corporation and KeyBank National Association, as administrative agent for the lenders, and other lenders parties thereto, dated August 1, 201116

10.21	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, subject to stockholders’ approval at 2012 Annual Meeting17

10.22	2011-2014 Bonus Program adopted by the Company’s Board of Directors on September 30, 2011, subject to stockholders’ approval at 2012 Annual Meeting17

10.23	Collective Bargaining Agreement by and between the Office and Professional Employees International Union, Local 109, and Air Methods Corporation, effective December 15, 201118

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2011, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 6, 2011, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 21, 2008, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

16	Filed as an exhibit to the Company's Current Report on Form 8-K dated August 4, 2011, and incorporated herein by reference.

17	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 6, 2011, and incorporated herein by reference.

18	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 21, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date: February 29, 2012	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	February 29, 2012
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	February 29, 2012
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	February 29, 2012
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	February 29, 2012
C. David Kikumoto

/s/ George W. Belsey	Director	February 29, 2012
George W. Belsey

/s/ Ralph J. Bernstein	Director	February 29, 2012
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	February 29, 2012
Mark D. Carleton

/s/ Carl H. McNair, Jr.	Director	February 29, 2012
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	February 29, 2012
Lowell D. Miller, Ph.D.

/s/ David A. Roehr	Director	February 29, 2012
David A. Roehr

/s/ Morad Tahbaz	Director	February 29, 2012
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2011 and 2010	F-3

Consolidated Statements of Income,
Years Ended December 31, 2011, 2010, and 2009	F-5

Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 2011, 2010, and 2009	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2011, 2010, and 2009	F-7

Notes to Consolidated Financial Statements,
December 31, 2011 and 2010	F-10

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010, and 2009	F-31

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Air Methods Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Air Methods Corporation acquired OF Air Holdings Corporation (Omniflight) and United Rotorcraft Solutions, LLC (URS) during 2011, and management excluded from its assessment of the effectiveness of Air Methods Corporation’s internal control over financial reporting as of December 31, 2011, Omniflight’s and URS’s internal control over financial reporting associated with total assets of $244.0 million and $3.8 million, respectively, and total revenues of $61.5 million and $4.1 million, respectively, included in the consolidated financial statements of Air Methods Corporation and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Air Methods Corporation also excluded an evaluation of the internal control over financial reporting of Omniflight and URS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 29, 2012

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010
(Amounts in thousands, except share and per share amounts)

	2011	2010
Assets

Current assets:
Cash and cash equivalents	$3,562	60,710
Current installments of notes receivable	687	4
Receivables:
Trade, net (note 6)	187,056	132,329
Refundable income taxes	1,808	2,403
Other	1,924	3,510
	190,788	138,242

Inventories (note 6)	33,089	25,193
Work-in-process on medical interiors and products contracts	1,369	1,627
Assets held for sale	2,807	2,442
Costs and estimated earnings in excess of billings on uncompleted contracts (note 4)	1,854	160
Refundable deposits	14,146	4,447
Prepaid expenses and other current assets (note 5)	7,417	5,167

Total current assets	255,719	237,992

Property and equipment (notes 6 and 7):
Land	251	251
Flight and ground support equipment	343,069	217,133
Aircraft under capital leases	408,985	382,171
Aircraft rotable spare parts	44,020	35,375
Buildings and office equipment	41,824	37,371
	838,149	672,301
Less accumulated depreciation and amortization	(268,571)	(227,558)

Net property and equipment	569,578	444,743

Goodwill	115,117	25,506
Notes and other receivables, less current installments	117	121
Intangible assets, net of accumulated amortization of $4,374 and $2,716 at December 31, 2011 and 2010, respectively (notes 2 and 3)	64,752	2,447
Other assets	23,188	12,301

Total assets	$1,028,471	723,110

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
(Amounts in thousands, except share and per share amounts)

	2011	2010
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$27,940	--
Current installments of long-term debt (note 6)	18,889	14,871
Current installments of obligations under capital leases (note 7)	49,100	42,327
Accounts payable	15,890	13,633
Deferred revenue	4,493	6,089
Billings in excess of costs and estimated earnings on uncompleted contracts (note 4)	2,726	638
Accrued wages and compensated absences	20,267	13,941
Due to third party payers	5,604	4,628
Deferred income taxes (note 12)	7,654	7,143
Other accrued liabilities	18,145	12,123

Total current liabilities	170,708	115,393

Long-term debt, less current installments (note 6)	243,678	80,352
Obligations under capital leases, less current installments (note 7)	240,208	232,464
Deferred income taxes (note 12)	49,966	31,409
Other liabilities (note 7)	36,009	30,063

Total liabilities	740,569	489,681

Stockholders’ equity (note 9):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,799,560 and 12,602,164 shares at December 31, 2011 and 2010, respectively; outstanding 12,739,560 and 12,600,998 shares at December 31, 2011 and 2010, respectively	764	756
Additional paid-in capital	95,960	88,069
Retained earnings	191,178	144,604

Total stockholders' equity	287,902	233,429

Commitments and contingencies (notes 6, 7, 13, and 14)

Total liabilities and stockholders' equity	$1,028,471	723,110

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2011, 2010, and 2009
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2011	2010	2009
Revenue:
Flight revenue, net (note 11)	$623,229	533,852	486,303
Medical interiors and products revenue	30,462	22,447	24,302
Other	6,858	5,703	3,693
	660,549	562,002	514,298
Operating expenses:
Flight centers	260,363	216,092	210,511
Aircraft operations (note 5)	125,892	114,109	101,036
Cost of medical interiors and products sold	21,800	15,776	18,050
Depreciation and amortization	72,877	63,636	60,496
Loss (gain) on disposition of assets, net	644	(35)	(961)
General and administrative	85,500	69,226	64,963
	567,076	478,804	454,095

Operating income	93,473	83,198	60,203

Other income (expense):
Interest expense	(20,072)	(19,176)	(19,412)
Other, net	3,901	3,934	3,075

Income before income taxes	77,302	67,956	43,866

Income tax expense (note 12)	(30,728)	(25,199)	(16,954)

Net income	$46,574	42,757	26,912

Income per common share (note 8):
Basic	$3.68	3.42	2.19
Diluted	$3.63	3.39	2.16

Weighted average number of common shares outstanding:
Basic	12,666,474	12,496,513	12,267,727
Diluted	12,827,595	12,596,414	12,434,586

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2011, 2010, and 2009
(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Total Stock- holders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2009	12,284,679	$737	227,917	$(4,853)	80,717	74,935	151,536

Issuance of common shares for options	410,625	25	--	--	3,894	--	3,919
Tax benefit from exercise of stock options	--	--	--	--	2,029	--	2,029
Stock-based compensation (note 9)	--	--	--	--	1,177	--	1,177
Retirement of treasury shares	(227,917)	(14)	(227,917)	4,853	(4,839)	--	--
Net income	--	--	--	--	--	26,912	26,912

Balances at December 31, 2009	12,467,387	748	--	--	82,978	101,847	185,573

Issuance of common shares for options	135,777	8	--	--	3,018	--	3,026
Tax benefit from exercise of stock options	--	--	--	--	561	--	561
Stock-based compensation (note 9)	--	--	--	--	1,512	--	1,512
Forfeiture of unvested restricted shares	(1,000)	--	--	--	--	--	--
Net income	--	--	--	--	--	42,757	42,757

Balances at December 31, 2010	12,602,164	756	--	--	88,069	144,604	233,429

Issuance of common shares for options	135,396	8	--	--	3,678	--	3,686
Tax benefit from exercise of stock options	--	--	--	--	1,324	--	1,324
Stock-based compensation (note 9)	2,000	--	--	--	2,889	--	2,889
Unvested restricted stock	60,000	--	--	--	--	--	--
Net income	--	--	--	--	--	46,574	46,574

Balances at December 31, 2011	12,799,560	$764	--	$--	95,960	191,178	287,902

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010, and 2009
(Amounts in thousands)

	Year Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$46,574	42,757	26,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,877	63,636	60,496
Deferred income tax expense	13,107	5,308	4,222
Stock-based compensation	2,889	1,512	1,177
Tax benefit from exercise of stock options	(1,324)	(561)	(2,029)
Loss (gain) on disposition of assets	644	(35)	(961)
Unrealized loss on derivative instrument	800	181	455
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(23,725)	(21,420)	21,371
Decrease (increase) in inventories and work-in-process on medical interiors and products contracts	(2,578)	850	(2,826)
Increase in prepaid expenses and other current assets	(12,093)	(691)	(1,046)
Decrease (increase) in costs in excess of billings	(1,694)	6,454	(774)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(1,193)	12,559	4,870
Decrease in deferred revenue and billings in excess of costs	487	(514)	(459)

Net cash provided by operating activities	94,771	110,036	111,408

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 3)	(201,180)	--	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC (note 2)	(1,554)	--	--
Acquisition of property and equipment	(56,778)	(35,134)	(40,012)
Proceeds from disposition and sale of equipment and assets held for sale	8,754	7,983	8,774
Decrease (increase) in notes and other receivables and other assets, net	(170)	209	2,738

Net cash used in investing activities	(250,928)	(26,942)	(28,500)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2011	2010	2009
Cash flows from financing activities:
Proceeds from issuance of common stock	$3,686	3,026	3,919
Tax benefit from exercise of stock options	1,324	561	2,029
Borrowings under line of credit	31,271	--	21,600
Payments under line of credit	(20,000)	--	(40,858)
Proceeds from long-term debt	204,750	6,188	41,021
Payments for financing costs	(1,807)	(178)	(618)
Payments of long-term debt	(49,161)	(15,468)	(34,502)
Payments of capital lease obligations	(71,054)	(54,586)	(50,573)

Net cash provided (used) by financing activities	99,009	(60,457)	(57,982)

Increase (decrease) in cash and cash equivalents	(57,148)	22,637	24,926

Cash and cash equivalents at beginning of year	60,710	38,073	13,147

Cash and cash equivalents at end of year	$3,562	60,710	38,073

Interest paid in cash during the year	$19,407	18,842	19,086
Income taxes paid in cash during the year	$15,351	19,627	9,755

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands, except share amounts)

Non-cash investing and financing activities:

In the year ended December 31, 2011, the Company entered into notes payable of $27,940 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of December 31, 2011, and entered into capital leases of $47,537 to finance the purchase of aircraft and other equipment. The Company also entered into a note receivable of $700 related to the sale of an aircraft.

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
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as a provider of air medical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. Rocky Mountain Holdings, LLC (RMH); Mercy Air Service, Inc. (Mercy Air); LifeNet, Inc. (LifeNet); FSS Airholdings, LLC (FSS); United Rotorcraft Solutions, LLC (URS); and OF Air Holdings Corporation operate as wholly-owned subsidiaries of Air Methods. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $624,000 and $27,828,000 at December 31, 2011 and 2010, consist of short-term money market funds.

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

	2011	2010

Allowance for contractual discounts	$101,016	54,915
Allowance for uncompensated care	92,995	56,749
Total	$194,011	111,664

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies, continued

Inventories

Inventories are comprised primarily of expendable aircraft parts and manufactured parts for medical aircraft interiors and are recorded at the lower of cost (average cost) or market.

Property and Equipment

Hangars, equipment, and leasehold improvements are recorded at cost. All maintenance and repairs, including scheduled aircraft component overhauls and replacements, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to leased helicopters and airplanes are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

Description	Lives	Estimated Residual value
Buildings, including hangars	40 years	10%
Helicopters, including medical equipment	8 – 25 years	10 - 25%
Ground support equipment and rotables	5 – 10 years	0 - 10%
Furniture and office equipment	3 – 10 years	0%

Amortizable Intangible Assets

The Company recognized intangible assets related to customer lists and other customer relationships as a result of its acquisitions of OF Air Holdings Corporation and URS in 2011. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Amortization expense, computed using the straight-line method, is estimated to be $4,242,000 per year for each of the next four years and $3,993,000 in 2016.

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

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. In 2011, the Company recorded goodwill of $89,611,000 to related to the acquisitions of URS and OF Air Holdings Corporation and did not recognize any losses related to impairment of existing goodwill in 2011, 2010, and 2009. Goodwill has been allocated to the Company’s segments as follows: $100,020,000 to the CBS Division; $14,602,000 to the HBS Division; and $495,000 to the UR Division.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies, continued

Derivative Instruments

The Company accounts for derivative financial instruments under FASB ASC 815, Derivatives and Hedging. ASC 815 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. As of December 31, 2011, the Company’s derivative instruments were not designated as hedging instruments. Changes in the fair value of the fuel derivative instruments are reflected in fuel expense, included in aircraft operations expense, in the statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2011, assets held for sale consisted primarily of four aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

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

Revenue relating to emergency flights is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings are as follows:

	2011	2010	2009

Gross billings	100%	100%	100%
Provision for contractual discounts	44%	39%	38%
Provision for uncompensated care	18%	19%	20%

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

Long-term debt:

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2011, is estimated to be $266,213,000, compared to carrying value of $262,567,000. The fair value of long-term debt as of December 31, 2010, was estimated to be $99,747,000, compared to carrying value of $95,223,000.

New Accounting Standards

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

In July 2011, the FASB issued ASU No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities, requiring health care entities that recognize significant amounts of patient service revenue to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue (net of contractual allowances and discounts) on their statement of operations. The ASU also requires enhanced disclosures about revenue recognition and bad debt assessment policies related to patient service revenue. The ASU is effective for periods beginning after December 15, 2011. The Company does not expect the implementation of ASU No. 2011-07 to have a material effect on its financial position or results of operations since it currently presents patient service revenue net of related provision for bad debts. The Company expects the implementation of the standard to result in enhanced disclosure regarding patient service revenue recognition and related provisions for contractual discounts and uncompensated care.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)       Acquisition of United Rotorcraft Solutions, LLC

On March 2, 2011, the Company used cash reserves to acquire 100% of the membership interest of United Rotorcraft Solutions, LLC (URS), a Texas limited liability company, for $1,615,000. The purchase agreement contains a provision whereby the sellers may receive additional consideration based on the profitability of URS during an earn-out period ending December 31, 2011. The Company does not expect that any additional payments will be due to the sellers, and, therefore, no liability has been accrued related to this earn-out provision.

URS is a full-service helicopter and fixed-wing completions center and maintenance repair operation. The acquisition is expected to expand United Rotorcraft (formerly Products) Division’s capabilities and product lines and to provide additional capacity to perform completions and maintenance activities. The results of URS’s operations have been included with those of the Company since March 2, 2011.

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$1,034	--	1,034
Inventories, including work-in-process on medical interiors and products contracts	325	--	325
Equipment and other property	526	--	526
Customer list	1,507	--	1,507
Goodwill	--	495	495
Other	244	--	244
Total assets	3,636	495	4,131

Long-term debt	(484)	--	(484)
Other liabilities assumed	(1,537)	(495)	(2,032)
Total liabilities assumed	(2,021)	(495)	(2,516)
Purchase price	$1,615	--	1,615

Adjustments to the purchase price resulted from verification of customer billings in excess of costs and estimated earnings on contracts in process as of the acquisition date. The Company does not expect further adjustments to the purchase price allocation. Pro form results of operations have not been included because the transaction is not considered a material acquisition.

(3)       Acquisition of OF Air Holdings Corporation

On August 1, 2011, the Company acquired 100% of the outstanding common stock of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight), for a cash purchase price of $201.9 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. The Company has estimated the increase to the purchase price for the change in working capital to be $3,119,000 and has recorded the related liability as of December 31, 2011. The estimate is subject to review by the sellers during the first quarter of 2012, and payment of the additional amount is expected to be made in the first quarter of 2012. The purchase price was financed primarily through a term loan under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)       Acquisition of OF Air Holdings Corporation, continued

Omniflight provides air medical transport services throughout the United States under both the community-based and hospital-based service delivery models, utilizing both helicopters and fixed-wing aircraft. The acquisition is expected to further strengthen the Company’s position as the largest provider of air medical transport services in the U.S. and to result in certain operating efficiencies.

The allocation of the purchase price was as follows (amounts in thousands):

	Preliminary Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,673	(51)	28,622
Aircraft	33,500	--	33,500
Goodwill	94,887	(5,771)	89,116
Amortizable intangible assets	63,100	--	63,100
Aircraft under capital leases	29,405	--	29,405
Equipment and other property	5,614	372	5,986
Spare parts inventories	4,429	96	4,525
Other	11,488	3,033	14,521
Total assets	271,096	(2,321)	268,775

Capital lease obligations assumed	(38,938)	904	(38,034)
Net deferred tax liabilities	(6,953)	992	(5,961)
Other liabilities assumed	(22,532)	2,767	(19,765)
Total liabilities assumed	(68,423)	4,663	(63,760)
Purchase price	$202,673	2,342	205,015

Amortizable intangible assets are attributed to CBS operating locations and are amortized to the Community-Based Services (CBS) division on a straight-line basis over a sixteen-year life. Goodwill generated by this acquisition, none of which is expected to be deductible for tax purposes, is primarily attributed to expected operating efficiencies and the expected tax benefit from utilization of Omniflight’s net operating loss carryforwards and has been allocated $80,675 to the CBS division and $8,441 to the Hospital-Based Services division, based on Omniflight’s relative historical operating results for each division.

Adjustments to the purchase price allocation during the fourth quarter of 2011 included revised estimates of the fair value of certain aircraft and aircraft spare parts inventory and of liabilities related to aircraft repair costs and other pre-acquisition events. Revisions were based upon verification of open repair orders with aircraft parts vendors and confirmation of other liabilities relating to pre-acquisition events. The Company also reviewed airworthiness documentation and evaluated the condition of certain aircraft spare parts and aircraft identified for conversion to rotable parts or disposal.

The Company is still in the process of conducting counts of Omniflight’s aircraft spare parts inventory and reviewing related airworthiness documentation, as well as analyzing the payer mix comprising CBS receivables as of the acquisition date. Therefore, the allocation of the purchase price is still subject to refinement.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)       Acquisition of OF Air Holdings Corporation, continued

Revenue of $61,494,000 and income of $13,368,000 before income taxes, interest expense on acquisition financing, and allocation of corporate office expenses generated by Omniflight’s operations since August 1, 2011, have been included with those of the Company in the consolidated statements of income. The unaudited pro forma revenue, net income, and income per common share for the years ended December 31, 2011 and 2010, assuming the acquisition occurred as of January 1, 2010, are as follows (amounts in thousands, except per share amounts):

	2011	2010
	(unaudited)	(unaudited)

Revenue	$766,422	729,468
Net income	$54,284	47,055
Basic income per common share	$4.29	3.77
Diluted income per common share	$4.23	3.74

(4)       Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2011, the estimated period to complete contracts in process ranges from one to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2011	2010

Costs incurred on uncompleted contracts	$9,525	22,358
Estimated contribution to earnings	2,784	10,639
	12,309	32,997
Less billings to date	(13,181)	(33,475)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$(872)	(478)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)       Derivative Instruments

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 3.4%, 2.7%, and 2.5% of the Company’s operating expenses for the years ended December 31, 2011, 2010, and 2009, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2011 the Company had fuel derivatives in place to cover essentially all of its fuel consumption, excluding the impact of the Omniflight fleet. Fuel derivatives in place as of December 31, 2011, cover approximately 94% of the Company’s anticipated fuel consumption for 2012.

The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statements of income. Premiums paid under all agreements are included in prepaid expenses and other current assets on the Company’s balance sheet, and all cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Company’s statement of cash flows. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company’s financial derivative agreements protected against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010; above $2.71 per gallon from July 1, 2010, through December 31, 2010; and above $2.68 per gallon from January 1, 2011, through December 31, 2011.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped based on the type of inputs used in measuring fair value as follows:

Level1:	quoted prices in active markets for identical assets or liabilities;
Level2:	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level3:	unobservable inputs, such as discounted cash flow models or valuations.

The fair value of all fuel derivative contracts included in prepaid expenses and other current assets was $256,000 and $586,000 at December 31, 2011 and 2010, respectively, and are classified as Level 2 in the fair value hierarchy. Aircraft operations expense for the years ended December 31, 2011, 2010, and 2009, included non-cash mark to market derivative losses of $800,000, $181,000, and $455,000, respectively. Cash settlements under the terms of the agreements were $1,131,000 in 2011. There were no cash settlements under the agreements in 2010 or 2009.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)       Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2011	2010
Term loan with quarterly installments of principal and interest due not less than quarterly, with all remaining principal due in 2016. Interest rate at December 31, 2011, is 2.56%.	$195,000	--
Borrowings under revolving credit facility with interest due not less than quarterly and all principal due in 2016. Interest rate at December 31, 2011, is 4.50%.	11,271	--
Term loan with variable interest rate. Paid in full in 2011.	--	30,365
Notes payable with interest rates from 3.55% to 7.88%, due in monthly installments of principal and interest with balloon payments due at various dates in 2012 through 2018, collateralized by aircraft	41,125	47,110
Notes payable with variable interest rates due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft. Interest rate at December 31, 2011, is 4.00%.	2,673	3,332
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	5,015	5,310
Notes payable with interest rates from 5.48% to 6.66%, due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft	4,223	5,506
Note payable with interest rate at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	3,260	3,600
	262,567	95,223
Less current installments	(18,889)	(14,871)
	$243,678	80,352

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)       Long-term Debt, continued

The Company’s senior credit facility consists of term loans with a balance of $195,000,000 as of December 31, 2011, and a revolving credit facility. As of December 31, 2011, the Company had $11,271,000 outstanding against the $100 million revolving credit facility and available capacity on the facility of $85,115,000. The capacity available on the revolving credit facility is reduced by six outstanding letters of credit totaling $3,615,000.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments are due as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in July 2016 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2011, the interest rate on the term loans was 2.56% and on the revolving credit facility was 4.50%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or other indebtedness with outstanding obligations exceeding $3 million; events of insolvency or bankruptcy; failure to timely discharge judgments of $750,000 or more; failure to maintain the first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

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

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2012	$18,889
2013	24,114
2014	31,240
2015	24,439
2016	156,538
Thereafter	7,347
$262,567

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)       Leases

The Company leases hangar and office space and certain equipment under noncancelable operating leases and leases certain aircraft under noncancelable capital and operating leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. The Company measures capital lease assets and the related obligations initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding executory costs. The Company has made an accounting policy election to exclude the maximum consideration it could be required to pay the lessor in the event of default from the calculation of the present value of the minimum lease payments in measuring the capital lease asset and related obligation, since there is no likely scenario whereby an aircraft lessor would require the Company to pay the full stipulated loss value in the event of a non-performance-related default, and, therefore, this maximum consideration has a remote probability of payment.

As of December 31, 2011, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital leases	Operating leases
Year ending December 31:
2012	$60,984	9,645
2013	59,066	7,511
2014	54,262	5,797
2015	48,208	2,770
2016	43,160	1,776
Thereafter	64,651	18,769

Total minimum lease payments	330,331	$46,268
Less amounts representing interest	(41,023)
Present value of minimum capital lease payments	289,308
Less current installments	(49,100)
	$240,208

Rent expense relating to operating leases totaled $9,177,000, $5,919,000, and $5,622,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company receives certain allowances for the completion of medical interiors within its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the term of the lease and are included in other liabilities in the consolidated balance sheets. As of December 31, 2011 and 2010, unamortized completion allowances included in other liabilities totaled $21,798,000 and $19,990,000, respectively.

At December 31, 2011 and 2010, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $258,472,000 and $249,441,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)       Income per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2011	2010	2009
Weighted average number of common shares outstanding – basic	12,666,474	12,496,513	12,267,727
Dilutive effect of:
Common stock options	151,018	97,489	159,663
Unvested restricted stock	10,103	2,412	7,196
Weighted average number of common shares outstanding – diluted	12,827,595	12,596,414	12,434,586

Common stock options totaling 124,333 and 185,234 were not included in the diluted income per share calculation for the years ended December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

(9)       Stock-based Compensation

The Company’s 2006 Equity Compensation Plan (2006 Plan) provides for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. The number of shares of common stock available under the plan is 1,000,000. The 2006 Plan is administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock granted under the 2006 Plan are valued at the closing market price of the Company’s common stock on the date of grant and have typically vested over a one- to three-year period.

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

In February 1993, the Board of Directors adopted the Air Methods Corporation Equity Compensation Plan for Nonemployee Directors which was subsequently approved by the Company's stockholders on March 12, 1993. Under this compensation plan, 150,000 shares of common stock are reserved for issuance to non-employee directors. As of December 31, 2011, no shares have been issued under this plan.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)       Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2011, options to purchase 34,020 shares of stock, with an exercise price of $53.16, were granted at a weighted average fair value of $19.75. The weighted average fair value of options granted during the years ended December 31, 2010 and 2009, was $11.01 and $8.53, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2011	2010	2009
Expected term (in years)	3.0	3.4	3.4
Expected volatility	54%	51%	51%
Risk-free interest rate	1.4%	1.6%	1.2%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2011	401,931	$27.61

Granted	34,020	53.16
Exercised	(135,396)	27.22
Canceled	(3,333)	27.64

Outstanding at December 31, 2011	297,222	30.71	2.8	$15,973

Exercisable at December 31, 2011	223,520	32.01	2.8	11,723

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $5,768,000, $2,631,000, and $6,842,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)       Stock-based Compensation, continued

The following is a summary of restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2011	1,166	$48.37

Vested	(3,166)	73.59
Granted	62,000	57.11

Nonvested at December 31, 2011	60,000	56.07

The total fair value of shares vested during 2011, 2010, and 2009 was $255,000, $293,000, and $235,000, respectively.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized $2,890,000, $1,512,000, and $1,177,000 in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2011, was $2,260,000 and is expected to be recognized over the remaining weighted average vesting term of just under one year.

(10)    Related Party  Transactions

During the year ended December 31, 2010, the Company paid one of its directors $105,000 to provide consulting services. In addition, the director was issued 5,000 stock options with an exercise price of $41.03 per share and a grant-date fair value totaling $65,000. The options vested immediately and are exercisable over a three-year term.

(11)    Revenue

The Company has operating agreements with various hospitals and hospital systems to provide services and aircraft for initial terms ranging from one to ten years. The agreements provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2011, provide for the following revenue for years ending December 31 (amounts in thousands):

2012	$139,234
2013	79,805
2014	32,788
2015	17,477
2016	4,335
Thereafter	--
$273,639

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)     Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2011	2010	2009
Current income tax expense:
Federal	$(14,923)	(17,231)	(11,189)
State	(2,699)	(2,660)	(1,543)
	(17,622)	(19,891)	(12,732)

Deferred income tax expense:
Federal	(11,181)	(4,528)	(3,593)
State	(1,925)	(780)	(629)
	(13,106)	(5,308)	(4,222)
Total income tax expense	$(30,728)	(25,199)	(16,954)

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

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2011	2010	2009
Tax at the federal statutory rate	$(27,056)	(23,784)	(15,353)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(2,926)	(1,882)	(1,630)
Nontaxable (nondeductible) items	(624)	72	138
Adjustment to filed returns	1	73	17
Tax credits	(1)	90	--
Changes in estimated state tax rates	--	221	(66)
Other	(122)	11	(60)
Net income tax expense	$(30,728)	(25,199)	(16,954)

For state income tax purposes, at December 31, 2011, the Company has net operating loss carryforwards of approximately $8 million, expiring at various dates through 2030. In addition, as of December 31, 2011, the Company has approximately $0.5 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods for FSS and approximately $74 million relating to pre-acquisition periods for Omniflight. As of the acquisition date, Omniflight also had approximately $57 million of net operating loss carryforwards for federal income tax purposes, a portion of which were used in 2011. Utilization of all of the FSS and Omniflight net operating loss carryforwards, which expire at various dates through 2026 and 2028, respectively, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code. Based on the Company’s current projections of taxable income, the Omniflight net operating loss carryforwards, as limited by Section 382, are expected to be utilized within five years.

For the years ended December 31, 2011, 2010, and 2009, the Company recognized excess tax benefits related to stock option plans in the amount of $1,324,000, $561,000, and $2,029,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)     Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$22,463	588
Accruals and other, principally due to differences in employee compensation and benefits	11,209	8,035
Other liabilities, principally due to differences in revenue recognition	7,193	5,927
Total deferred tax assets	40,865	14,550

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(58,592)	(38,650)
Intangible assets, principally due to differences in bases and amortization methods	(23,334)	--
Allowance for uncollectible accounts	(14,362)	(12,747)
Goodwill	(1,481)	(902)
Other	(716)	(803)
Total deferred tax liabilities	(98,485)	(53,102)
Net deferred tax liability	$(57,620)	(38,552)

Based on management’s assessment of future taxable earnings and tax-planning strategies, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

At December 31, 2011, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2011, the Company had no balance accrued for interest and penalties related to income tax. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2008. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)    Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum ($16,500 for 2011). Employees age 50 or older may make additional contributions up to the IRS maximum ($22,000 for 2011). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross pay. In addition, upon acquiring Omniflight, the Company acquired a defined contribution retirement plan, which allowed employees to contribute up to 50% of their gross pay, subject to the same IRS maximums, and provided for discretionary matching Company benefits. The discretionary match in effect for Omniflight as of the acquisition date and continued by the Company through December 31, 2011, was 25% of eligible contributions up to 2% of the participant’s gross pay. Effective January 1, 2012, Omniflight employees became eligible to participate in the Company’s defined contribution retirement plan. Company contributions to all plans totaled approximately $7,033,000, $6,575,000, and $6,474,000, for the years ended December 31, 2011, 2010, and 2009, respectively.

(14)    Commitments, Contingencies, and Concentrations

As of December 31, 2010, the Company had open purchase commitments for 37 aircraft scheduled to be delivered in 2011 and 2012. During 2011, the Company took delivery of 27 aircraft as scheduled under these commitments. The remaining ten aircraft, representing a total purchase commitment of $24.9 million, were scheduled for delivery in 2012. In the first quarter of 2012, the Company canceled delivery of four aircraft with a value of $10.0 million under this commitment. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the remaining six aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $1.6 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2011, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2012. The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

In January 2005, the Company entered into a $1,400,000 letter of credit with an insurance underwriter in lieu of increasing cash deposits on its workers compensation insurance policy. In April 2008, the Company entered into a $100,000 letter of credit with a county government in California as performance security under an exclusive operating agreement. Prior to the acquisition, Omniflight had entered into six letters of credit totaling $2,605,000 to support aircraft lease obligations and credit terms extended by other vendors. As required by the underlying lease and credit agreements, the Company renewed or assumed all six letters of credit following the acquisition in August 2011. All letters of credit may be renewed annually. Six of the letters of credit described above totaling $3,615,000 reduce the available borrowing capacity under the Company’s revolving credit facility.

The Company has entered into various aircraft leases under which it provides residual value guarantees to the lessor. As of December 31, 2011, the undiscounted maximum amount of potential future payments under the guarantees is $5,177,000, all of which relates to aircraft leases assumed in the FSS and Omniflight acquisitions. No amounts related to the guarantees were included in the minimum lease payments for purposes of measuring capital lease obligations, since it is not probable that the residual value of the aircraft will be less than the amounts stipulated in the guarantee. The assessment of whether it is probable that the Company will be required to make payments under the terms of the guarantee is based on current market data and the Company’s actual and expected loss experience.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)    Commitments, Contingencies, and Concentrations, continued

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

As of December 31, 2011, American Eurocopter Corporation (AEC) aircraft comprise 81% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 17%. The Company obtains a substantial portion of its helicopter spare parts and components from AEC and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

The Company’s pilots, comprising 31% of the total workforce, are represented by a collective bargaining unit. The Company and the pilots’ union completed negotiations on a new two-year collective bargaining agreement (CBA) in December 2011.

Payer mix for the Company’s Community-Based Services operations, based on number of transports, was as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Private insurance carriers	35%	36%
Medicare	31%	29%
Medicaid	20%	21%
Self-pay patients	14%	14%

(15)    Business Segment Information

The Company identifies operating segments based on management responsibility and the type of services or products offered. Operating segments and their principal services or products are as follows:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service in 29 states. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals in 34 states under exclusive operating agreements. Services include aircraft operation and maintenance.
•
United Rotorcraft (formerly Products) Division (UR) - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on pretax income. Intersegment sales are reflected at market prices.

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)    Business Segment Information, continued

	CBS	HBS	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2011
External revenue	$431,817	198,326	30,384	22	--	660,549
Intersegment revenue	135	--	27,047	--	(27,182)	--
Total revenue	431,952	198,326	57,431	22	(27,182)	660,549

Operating expenses	(294,954)	(148,533)	(42,954)	(27,830)	20,072	(494,199)
Depreciation & amortization	(40,844)	(29,674)	(1,248)	(1,111)	--	(72,877)
Interest expense	(9,903)	(9,459)	(15)	(695)	--	(20,072)
Other, net	2,101	1,467	--	333	--	3,901
Income tax expense	--	--	--	(30,728)	--	(30,728)
Net income (loss)	$88,352	12,127	13,214	(60,009)	(7,110)	46,574

2010
External revenue	$342,798	196,795	22,409	--	--	562,002
Intersegment revenue	223	--	15,545	--	(15,768)	--
Total revenue	343,021	196,795	37,954	--	(15,768)	562,002

Operating expenses	(234,719)	(143,304)	(29,195)	(20,988)	13,038	(415,168)
Depreciation & amortization	(31,480)	(30,453)	(721)	(982)	--	(63,636)
Interest expense	(9,040)	(9,398)	(26)	(712)	--	(19,176)
Other, net	1,786	1,601	--	547	--	3,934
Income tax expense	--	--	--	(25,199)	--	(25,199)
Net income (loss)	$69,568	15,241	8,012	(47,334)	(2,730)	42,757

2009
External revenue	$291,144	198,901	24,253	--	--	514,298
Intersegment revenue	216	--	20,964	--	(21,180)	--
Total revenue	291,360	198,901	45,217	--	(21,180)	514,298

Operating expenses	(212,538)	(144,899)	(35,804)	(17,930)	17,572	(393,599)
Depreciation & amortization	(30,015)	(28,903)	(579)	(999)	--	(60,496)
Interest expense	(8,803)	(9,764)	(26)	(819)	--	(19,412)
Other, net	1,585	1,414	--	76	--	3,075
Income tax expense	--	--	--	(16,954)	--	(16,954)
Net income (loss)	$41,589	16,749	8,808	(36,626)	(3,608)	26,912

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)     Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2011 and 2010 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2011
Revenue	$131,905	150,162	185,172	193,310
Operating income	12,722	19,785	35,667	25,299
Income before income taxes	9,429	16,370	31,156	20,347
Net income	5,712	9,920	18,540	12,402
Basic income per common share	.45	.78	1.46	.98
Diluted income per common share	.45	.77	1.44	.96

2010
Revenue	$118,510	139,174	153,934	150,384
Operating income	3,457	24,602	31,182	23,957
Income (loss) before income taxes	(530)	20,522	27,688	20,276
Net income (loss)	(323)	12,438	18,109	12,533
Basic income (loss) per common share	(.03)	1.00	1.45	1.00
Diluted income (loss) per common share	(.03)	.99	1.44	.99

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2011	$54,915	491,991	(445,890)	101,016
Year ended December 31, 2010	45,273	319,279	(309,637)	54,915
Year ended December 31, 2009	50,631	262,723	(268,081)	45,273

Allowance for uncompensated care
Year ended December 31, 2011	$56,749	208,888	(172,642)	92,995
Year ended December 31, 2010	39,043	154,171	(136,465)	56,749
Year ended December 31, 2009	54,118	133,712	(148,787)	39,043

__________________
Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.