Form 10-K/A
period 2011-12-31
AIR METHODS CORP
filed 2012-03-19
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Air Methods Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Original Form 10-K”) on February 29, 2012.  The Company is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101.  The Company elected to take advantage of the 30-day grace period for filing its first XBRL documents with detail tagging requirements, as permitted by Rule 405 of Regulation S-T.

There are no changes to the Original Form 10-K other than those set forth above.  This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date: March 19, 2012	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 201013

3.4	By-Laws as Amended8

4.1	Specimen Stock Certificate2

10.1	Amended and Restated 2006 Equity Compensation Plan7

10.2	Amendment to Amended and Restated 2006 Equity Compensation Plan13

10.3	Form of Restricted Stock Grant Agreement10

10.4	Form of Non-Qualified Stock Option Agreement*

10.5	Form of Incentive Stock Option Agreement*

10.6	Equity Compensation Plan for Nonemployee Directors, adopted March 12, 19933

10.7	Employment Agreement between the Company and Aaron D. Todd, dated July 1, 20036

10.8	Employment Agreement between the Company and Michael D. Allen, dated January 4, 20069

10.9	Employment Agreement between the Company and Trent J. Carman, dated April 28, 20036

10.10	Employment Agreement between the Company and Sharon J. Keck, dated January 1, 20036

10.11	Employment Agreement between the Company and Paul Tate, dated February 22, 200814

10.12	Employment Agreement between the Company and Edward Rupert, dated June 14, 201013

10.13	Employment Agreement between the Company and Howard Ragsdale, dated June 17, 201013

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

10.21	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, subject to stockholders’ approval at 2012 Annual Meeting17

10.22	2011-2014 Bonus Program adopted by the Company’s Board of Directors on September 30, 2011, subject to stockholders’ approval at 2012 Annual Meeting17

10.23	Collective Bargaining Agreement by and between the Office and Professional Employees International Union, Local 109, and Air Methods Corporation, effective December 15, 201118

21	Subsidiaries of Registrant*

23	Consent of KPMG LLP*

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
The Company’s Consolidated Financial Statements and related notes for the year ended December 31, 2011 from the Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language).**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________

*	Filed with the Form 10-K
**	Furnished herewith

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-65370), filed with the Commission on July 1, 1993, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2011, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 6, 2011, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 17, 2007, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2007, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 21, 2008, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

16	Filed as an exhibit to the Company's Current Report on Form 8-K dated August 4, 2011, and incorporated herein by reference.

17	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 6, 2011, and incorporated herein by reference.

18	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 21, 2011, and incorporated herein by reference.