Form 10-Q
period 2012-03-31
AIR METHODS CORP
filed 2012-05-04
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes☐  No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 27, 2012, was 12,831,224.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$1,640	3,562
Current installments of notes receivable	635	687
Receivables:
Trade, net (note 4)	192,038	187,056
Refundable income taxes	676	1,808
Other	1,505	1,924
	194,219	190,788

Inventories	33,329	33,089
Work-in-process on medical interiors and products contracts	1,376	1,369
Assets held for sale	2,800	2,807
Costs and estimated earnings in excess of billings on uncompleted contracts	1,078	1,854
Refundable deposits	5,496	14,146
Prepaid expenses and other (note 6)	8,762	7,417

Total current assets	249,335	255,719

Property and equipment:
Land	251	251
Flight and ground support equipment	343,199	343,069
Aircraft under capital leases	405,117	408,985
Aircraft rotable spare parts	47,487	44,020
Buildings and other equipment	42,215	41,824
	838,269	838,149
Less accumulated depreciation and amortization	(272,111)	(268,571)

Net property and equipment	566,158	569,578

Goodwill (note 2)	114,875	115,117
Notes and other receivables, less current installments	116	117
Intangible assets, net of accumulated amortization of $5,660 and $4,374 at March 31, 2012 and December 31, 2011, respectively	64,011	64,752
Other assets	22,813	23,188

Total assets	$1,017,308	1,028,471

(Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31, 2012	December 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$1,511	27,940
Current installments of long-term debt	18,920	18,889
Current installments of obligations under capital leases	47,546	49,100
Accounts payable	16,035	15,890
Deferred revenue	6,075	4,493
Billings in excess of costs and estimated earnings on uncompleted contracts	2,210	2,726
Accrued wages and compensated absences	11,869	20,267
Due to third party payers	5,834	5,604
Deferred income taxes	8,999	7,654
Other accrued liabilities	14,288	18,145

Total current liabilities	133,287	170,708

Long-term debt, less current installments	251,858	243,678
Obligations under capital leases, less current installments	238,575	240,208
Deferred income taxes	54,335	49,966
Other liabilities	35,143	36,009

Total liabilities	713,198	740,569

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,879,551 and 12,799,560 shares at March 31, 2012 and December 31, 2011, respectively; outstanding 12,830,557 and 12,739,560 shares at March 31, 2012 and December 31, 2011, respectively	768	764
Additional paid-in capital	99,690	95,960
Retained earnings	203,652	191,178

Total stockholders' equity	304,110	287,902

Total liabilities and stockholders’ equity	$1,017,308	1,028,471

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Flight revenue, net of provision for contractual discounts (note 4)	$251,016	156,460
Provision for uncompensated care (note 4)	(68,872)	(31,939)
Flight revenue, net	182,144	124,521
Sales of medical interiors and products	7,232	5,801
Other	1,438	1,583
	190,814	131,905
Operating expenses:
Flight centers	78,982	55,654
Aircraft operations	36,884	25,113
Cost of medical interiors and products sold	4,397	3,978
Depreciation and amortization	20,879	16,492
Gain on disposition of assets, net	(241)	(361)
General and administrative	24,875	18,307
	165,776	119,183

Operating income	25,038	12,722

Other income (expense):
Interest expense	(5,593)	(4,510)
Other, net	930	1,217

Income before income taxes	20,375	9,429

Income tax expense	(7,901)	(3,717)

Net income	$12,474	5,712

Basic income per common share (note 5)	$.98	.45

Diluted income per common share (note 5)	$.97	.45

Weighted average number of common shares outstanding – basic	12,793,640	12,607,522

Weighted average number of common shares outstanding – diluted	12,915,816	12,758,669

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$12,474	5,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,879	16,492
Deferred income tax expense	5,527	2,634
Stock-based compensation	612	691
Tax expense from exercise of stock options	(1,070)	(375)
Gain on disposition of assets, net	(241)	(361)
Unrealized gain on derivative instrument	(27)	(1,043)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	7,334	(3,349)
Decrease (increase) in receivables	(3,431)	6,871
Decrease (increase) in inventories	(247)	1,179
Decrease (increase) in costs in excess of billings	776	(296)
Decrease in accounts payable, other accrued liabilities, and other liabilities	(8,039)	(3,588)
Increase in deferred revenue and billings in excess of costs	1,066	38
Net cash provided by operating activities	35,613	24,605

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 2)	(3,176)	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC	--	(1,554)
Acquisition of equipment and leasehold improvements	(24,248)	(12,645)
Proceeds from disposition and sale of equipment and assets held for sale	3,457	2,343
Increase in notes receivable and other assets, net	(137)	(400)
Net cash used by investing activities	(24,104)	(12,256)

(Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$2,052	1,117
Borrowings under line of credit	28,738	--
Payments under line of credit	(16,271)	--
Payments for financing costs	(7)	(36)
Payments of long-term debt and notes payable	(4,256)	(4,224)
Payments of capital lease obligations	(24,757)	(13,879)
Tax benefit from exercise of stock options	1,070	375
Net cash used by financing activities	(13,431)	(16,647)

Decrease in cash and cash equivalents	(1,922)	(4,298)

Cash and cash equivalents at beginning of period	3,562	60,710

Cash and cash equivalents at end of period	$1,640	56,412

Interest paid in cash during the period	$5,493	4,456

Income taxes paid in cash during the period	$274	566

Non-cash investing and financing activities:

In the quarter ended March 31, 2012, the Company entered into notes payable of $1,511 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of March 31, 2012, and into capital leases of $21,570 to finance the purchase of aircraft. The Company also settled notes payable of $27,940 in exchange for the aircraft securing the debt.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011.

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

(2)	Acquisition of OF Airholdings Corporation

On August 1, 2011, the Company acquired 100% of the outstanding common stock of OF Air Holdings Corporation and its subsidiaries, including Omniflight Helicopters, Inc. (together, Omniflight), for a cash purchase price of $201.9 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. As of December 31, 2011, the Company had recorded a liability of $3,119,000 for the estimated increase to the purchase price for the change in working capital. Based upon final agreed upon adjustments to the working capital measurement, the Company paid the sellers $3,176,000 during the first quarter of 2012, and no further amounts are due the sellers. The purchase price was financed primarily through a term loan under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of OF Airholdings Corporation, continued

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation December 31, 2011	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,622	--	28,622
Aircraft	33,500	--	33,500
Goodwill	89,116	(242)	88,874
Amortizable intangible assets	63,100	--	63,100
Aircraft under capital leases	29,405	--	29,405
Equipment and other property	5,986	--	5,986
Spare parts inventories	4,525	--	4,525
Other	14,521	(1)	14,520
Total assets	268,775	(243)	268,532

Capital lease obligations assumed	(38,034)	--	(38,034)
Net deferred tax liabilities	(5,961)	(188)	(6,149)
Other liabilities assumed	(19,765)	488	(19,277)
Total liabilities assumed	(63,760)	300	(63,460)
Purchase price	$205,015	57	205,072

Adjustments to the purchase price allocation during the first quarter of 2012 included the working capital adjustment to the purchase price, as described above, and revised estimates of liabilities related to aircraft repair costs based upon verification of open repair orders with aircraft parts vendors. The Company is still in the process of reviewing airworthiness documentation related to Omniflight’s aircraft spare parts inventory. Therefore, the allocation of the purchase price is still subject to refinement.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2012, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2012	12,739,560	$287,902

Issuance of common shares for options exercised	64,491	2,052
Stock-based compensation	26,506	612
Tax benefit from exercise of stock options	--	1,070
Net income	--	12,474

Balances at March 31, 2012	12,830,557	$304,110

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(4)	Revenue Recognition

In the first quarter of 2012, the Company adopted ASU No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on estimated payer mix, payer reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. The allowance for contractual discounts is related primarily to Medicare and Medicaid patients. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients.

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2012 or 2011. The allowance for uncompensated care was 37.4% of receivables from non-governmental payers as of March 31, 2012, compared to 38.8% at December 31, 2011, and 34.4% at March 31, 2011. The increase in the first quarter of 2012 compared to the first quarter of 2011 is due primarily to the impact of the acquisition of Omniflight in August 2011 and to regularly scheduled price increases. Omniflight had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts, than the Company’s historical operations prior to the acquisition. The decrease in the allowance percentage from December 31, 2011, to March 31, 2012, reflects an improvement in the payer mix. Receivables from self-pay patients represented approximately 34% of total receivables from non-governmental payers at March 31, 2012, compared to approximately 41% at March 31 and December 31, 2011.

The Company recognizes flight revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided. The Company does not maintain an allowance or provision for uncompensated care for receivables from Hospital-Based Services payers. Flight revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows for the quarters ended March 31 (amounts in thousands):

	2012	2011

Hospital-Based Services payers	$51,637	46,146
Third-party payers	150,755	88,686
Self-pay	48,624	21,628
Total	$251,016	156,460

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2012	2011
Weighted average number of common shares outstanding – basic	12,793,640	12,607,522
Dilutive effect of:
Common stock options	117,924	150,129
Unvested restricted stock	4,252	1,018
Weighted average number of common shares outstanding – diluted	12,915,816	12,758,669

Common stock options totaling 4,000 were not included in the diluted shares outstanding for the quarter ended March 31, 2012, because their effect would have been anti-dilutive.

(6)	Fair Value of Financial Instruments

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

In the first quarter of 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $283,000 at March 31, 2012 and $256,000 at December 31, 2011. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included a non-cash mark to market derivative gain of $27,000 for the first quarter of 2012, compared to a non-cash mark to market gain of $1,043,000 for the first quarter of 2011. There were no cash settlements under the terms of the agreements in the first quarter of 2012, compared to $179,000 in the first quarter of 2011.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2012, is estimated to be $274,393,000, compared to carrying value of $270,778,000. The fair value of long-term debt as of December 31, 2011, was estimated to be $266,213,000, compared to a carrying value of $262,567,000.

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals under exclusive operating agreements. Services include aircraft operation and maintenance.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(7)	Business Segment Information, continued

For quarter ended March 31:	CBS	HBS	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2012
External revenue	$131,956	51,637	7,221	--	--	190,814
Intersegment revenue	--	--	9,766	--	(9,766)	--
Total revenue	131,956	51,637	16,987	--	(9,766)	190,814
Operating expenses, excluding depreciation & amortization	(91,808)	(40,949)	(11,542)	(7,688)	7,090	(144,897)
Depreciation & amortization	(12,468)	(7,785)	(309)	(317)	--	(20,879)
Interest expense	(2,932)	(2,468)	(1)	(192)	--	(5,593)
Other income, net	507	383	--	40	--	930
Income tax expense	--	--	--	(7,901)	--	(7,901)
Segment net income (loss)	$25,255	818	5,135	(16,058)	(2,676)	12,474

2011
External revenue	$79,968	46,146	5,791	--	--	131,905
Intersegment revenue	57	--	5,668	--	(5,725)	--
Total revenue	80,025	46,146	11,459	--	(5,725)	131,905
Operating expenses, excluding depreciation & amortization	(59,822)	(32,892)	(8,279)	(5,847)	4,149	(102,691)
Depreciation & amortization	(8,292)	(7,704)	(223)	(273)	--	(16,492)
Interest expense	(2,143)	(2,228)	(5)	(134)	--	(4,510)
Other income, net	556	497	--	164	--	1,217
Income tax expense	--	--	--	(3,717)	--	(3,717)
Segment net income (loss)	$10,324	3,819	2,952	(9,807)	(1,576)	5,712

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. In the first quarter of 2012 the CBS Division generated 69% of our total revenue, compared to 61% in the first quarter of 2011.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the first quarter of 2012 the HBS Division generated 27% of our total revenue, compared to 35% in 2011.

•
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of both 2012 and 2011 the UR Division generated 4% of our total revenue.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2012, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 12,700 for the first quarter of 2012 compared to approximately 8,900 for the first quarter of 2011. Patient transports for CBS bases open longer than one year and excluding transports for Omniflight bases in the first quarter of 2012 (Same-Base Transports) were approximately 8,500 in the first quarter of 2012, compared to 8,700 in the first quarter of 2011. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 935 lower in the first quarter of 2012, compared to the first quarter of 2011. Requests for community-based services decreased by 7.4% for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act have yet to take effect and portions of the act have been challenged in the Supreme Court. Net reimbursement per transport increased 16.6% in the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations were as follows:

	For quarters ended March 31,
	2012	2011
Gross billings	100%	100%
Provision for contractual discounts	44%	44%
Provision for uncompensated care	19%	16%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Payer mix has remained relatively constant in the first quarter of 2012 compared to the first quarter of 2011. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 19% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2011, we have taken delivery of 32 new aircraft and expect to take delivery of five additional aircraft during 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense increased 38.5% from the first quarter of 2011 to the first quarter of 2012, while total flight hours for CBS and HBS operations increased 29.7% over the same period, reflecting the impact of the Omniflight acquisition.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Our pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which is effective for 2012 and 2013. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $12,474,000 for the three months ended March 31, 2012, compared to $5,712,000 for the three months ended March 31, 2011. The results for 2012 include the impact of the Omniflight acquisition which closed in August 2011. Same-Base Transports for CBS operations were 3.0% lower in the first quarter of 2012 compared to the first quarter of 2011, while net reimbursement per transport for CBS operations increased 16.6%.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $57,623,000, or 46.3%, from $124,521,000 to $182,144,000 for the three months ended March 31, 2012, compared to 2011. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•	CBS – Net flight revenue increased $52,132,000, or 66.5%, to $130,507,000 in the three months ended March 31, 2012, compared to 2011, for the following reasons:
•	Net revenue of $31,309,000 from Omniflight’s CBS operations for the first quarter of 2012.
•	Increase of 16.6% in net reimbursement per transport for the first quarter of 2012, compared to 2011, due to the benefit of recent price increases.
•
Decrease in Same-Base Transports of 258, or 3.0%, in the first quarter of 2012 compared to 2011. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 935 lower in the first quarter of 2012, compared to the first quarter of 2011. Requests for community-based services decreased by 7.4% for bases open greater than one year.

•	Incremental net revenue of $7,809,000 generated from the addition of eleven new CBS bases either during or subsequent to the first quarter of 2011.
•
Closure of one base due to insufficient flight volume and the conversion of one base back to HBS operations during the fourth quarter of 2011, resulting in a decrease in net revenue of approximately $1,036,000.

•	HBS – Net flight revenue increased $5,491,000, or 11.9%, to $51,637,000 for the quarter ended March 31, 2012, compared to 2011, for the following reasons:
•	Net revenue of $4,837,000 from Omniflight’s HBS operations for the first quarter of 2012.
•
Cessation of service under two contracts and the conversion of two contracts to CBS operations, as well as the closure of certain satellite locations at the option of two current customers, during or subsequent to the first quarter of 2011, resulting in a decrease in net revenue of approximately $4,654,000.

•
Incremental net revenue of $2,377,000 generated from expansion under five contracts to additional bases of operation and the conversion of one CBS base back to HBS operations subsequent to the first quarter of 2011.

•	Increase of 5.1% in flight volume for all contracts excluding new contracts, contract expansions, closed contracts, and Omniflight operations for the first quarter of 2012.
•
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $23,328,000, or 41.9%, to $78,982,000 for the quarter ended March 31, 2012, compared to 2011. Changes by business segment are as follows:

•	CBS – Flight center costs increased $19,915,000, or 54.2%, to $56,682,000 for the following reasons:
•	Flight center costs of approximately $15,544,000 related to Omniflight’s CBS operations during the first quarter of 2012.
•	Increase of approximately $3,643,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $517,000 due to the closure of base locations described above.
•	Increase in salaries for merit pay raises.

•	HBS – Flight center costs increased $3,413,000, or 18.1%, to $22,300,000 primarily due to the following:
•	Flight center costs of approximately $2,249,000 related to Omniflight’s HBS operations during the first quarter of 2012.
•	Decrease of $1,567,000 due to the closure of base locations described above.
•	Increase of approximately $806,000 for the addition of personnel to staff new base locations described above.
•	Increase in salaries for merit pay raises.

Aircraft operating expenses increased $11,771,000, or 46.9%, for the quarter ended March 31, 2012, in comparison to the quarter ended March 31, 2011. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:

•
Increase of $7,323,000, or 38.5%, in aircraft maintenance expense to $26,326,000. Total flight volume for CBS and HBS operations increased 29.7% for the first quarter of 2012 compared to 2011. The increase in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

•
Increase of approximately 45.5% in the cost of aircraft fuel per hour flown. Fuel cost increased by $2,970,000 to a total expense of $5,495,000 for 2012. During both 2012 and 2011 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering essentially all of our fuel consumption for both years. Fuel expense for the first quarter of 2012 included a non-cash mark to market derivative gain of $27,000 compared to a gain of $1,043,000 in the first quarter of 2011. There were no cash settlements under the terms of the agreement in the first quarter of 2012, compared to $179,000 in the first quarter of 2011. Excluding the impact of the fuel derivative agreements, the cost of aircraft fuel per hours flown decreased 1.3% in the first quarter of 2012 compared to the first quarter of 2011.

•	Decrease in hull insurance rates effective July 2011.
•	Total aircraft operating expenses related to the Omniflight fleet were approximately $7,863,000 for the first quarter of 2012.

Medical Interiors and Products

Sales of medical interiors and products increased $1,431,000, or 24.7%, from $5,801,000 for the first quarter of 2011 to $7,232,000 for the first quarter of 2012. Significant projects in process during the first quarter of 2012 included 50 multi-mission interiors for the U.S. Army’s HH-60M helicopter and six aircraft interior kits for commercial customers. Revenue by product line was as follows:
•	$3,033,000 – governmental entities
•	$4,199,000 – commercial customers

Significant projects in process during the first quarter of 2011 included 32 multi-mission interiors for the U.S. Army’s HH-60M helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle, and two aircraft interior kits for commercial customers. Revenue by product line was as follows:
•	$4,803,000 – governmental entities
•	$998,000 – commercial customers

Cost of medical interiors and products increased $419,000, or 10.5%, for the first quarter of 2012, as compared to the previous year, due primarily to the change in sales volume. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

Depreciation and amortization expense increased $4,387,000, or 26.6% for the first quarter of 2012, compared to 2011. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $2,548,000 and amortization of Omniflight’s intangible assets was $986,000 for the first quarter of 2012. In addition, during the fourth quarter of 2011 and first quarter of 2012, we added 27 aircraft subject to capital leases, totaling approximately $49.8 million, to our depreciable assets.

General and administrative (G&A) expenses increased $6,568,000, or 35.9%, for the first quarter of 2012, compared to the first quarter of 2011, reflecting additional headcount required to manage increased operations as a result of the Omniflight acquisition. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 13.0% of revenue in 2012, compared to 13.9% of revenue in 2011. During the first quarter of 2012, we completed the consolidation of the Part 135 Air Carrier Certificate for Omniflight into the Air Methods certificate.

Interest expense increased $1,083,000, or 24.0%, for the first quarter of 2012, compared to the first quarter of 2011, primarily due to interest recorded on capital lease obligations, totaling approximately $28.5 million as of March 31, 2012, assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.5% for the quarter ended March 31, 2012. In addition, we carried an average balance of $20.0 million against our line of credit during the first quarter of 2012, compared to no borrowings against our line in the first quarter of 2011. These increases were partially offset by the effect of the reduction in principal balances for long-term debt and capital lease obligations as a result of regularly scheduled payments and lease buyouts and the payoff of our previous $50 million term loan in July 2011.

Income tax expense was $7,901,000 in the first quarter of 2012, compared to $3,717,000 in the first quarter of 2011, at effective tax rates of approximately 38.8% and 39.4%, respectively. The effective rate for 2012 decreased primarily because of a decrease in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2012, was $116,048,000, compared to $85,011,000 at December 31, 2011. Cash generated by operations was $35,613,000 in the first quarter of 2012, compared to $24,605,000 in the first quarter of 2011, reflecting the improvement in operations described above. In the first quarter of 2012, we were refunded approximately $7.7 million of aircraft deposits upon taking delivery of the aircraft and arranging permanent financing for the purchase. In the first quarter of 2012, we paid approximately $4.5 million for amounts previously accrued under the Economic Value Added Bonus Plan and other incentive compensation plans for executive and employee performance in 2011 and $2.2 million for amounts previously accrued for retroactive adjustments in pay resulting from the new CBA negotiated with our pilots during the fourth quarter of 2011. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 93 days at December 31, 2011, to 100 days at March 31, 2012. Days’ sales outstanding as of March 31, 2011, were 101 days.

Cash used by investing activities totaled $24,104,000 in 2012 compared to $12,256,000 in 2011. In addition to the working capital adjustment of $3.2 million to the purchase price for Omniflight, equipment acquisitions in the first quarter of 2012 included the buy-out of thirteen previously leased aircraft for approximately $22.3 million. Equipment acquisitions in the first quarter of 2011 included the buy-out of seven previously leased aircraft for approximately $8.8 million.

Financing activities used $13,431,000 in 2012 compared $16,647,000 in 2011. The primary uses of cash in both 2012 and 2011 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. Lease buyouts in 2012 were funded primarily through borrowings under our line of credit and cash from current operations.

We currently intend to exercise early lease buyout options on up to 43 aircraft totaling approximately $90.2 million prior to the end of 2012. We expect to finance approximately $45.7 million of the buyouts with aircraft financiers under capital lease arrangements and to fund the balance with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the quarter ended March 31, 2012, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $3,589,000 in flight revenue.

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

Goodwill Valuation

The Company’s goodwill relates to six acquisitions and has been allocated to our operating segments. During the first quarter of 2012, we adopted ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this ASU, when we perform our annual goodwill assessment at December 31, we will not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Because ASU No. 2011-08 had not been adopted as of December 31, 2011, we evaluated goodwill for potential impairment using the two-step test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test to determine the amount of goodwill impairment loss to be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is compared to the book value of the goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2012, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: May 4, 2012	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2012	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)