Form 10-Q
period 2012-06-30
AIR METHODS CORP
filed 2012-08-03
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of July 27, 2012, was 12,884,824.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$27,720	3,562
Current installments of notes receivable	1,553	687
Receivables:
Trade, net (note 4)	224,684	187,056
Refundable income taxes	--	1,808
Other	3,659	1,924
Total receivables	228,343	190,788

Inventories	35,627	33,089
Work-in-process on medical interiors and products contracts	1,943	1,369
Assets held for sale	2,526	2,807
Costs and estimated earnings in excess of billings on uncompleted contracts	1,115	1,854
Refundable deposits	4,785	14,146
Prepaid expenses and other (note 6)	7,672	7,417

Total current assets	311,284	255,719

Property and equipment:
Land	251	251
Flight and ground support equipment	347,861	343,069
Aircraft under capital leases	396,411	408,985
Aircraft rotable spare parts	47,611	44,020
Furniture and office equipment	42,581	41,824
	834,715	838,149
Less accumulated depreciation and amortization	(278,904)	(268,571)

Net property and equipment	555,811	569,578

Goodwill (note 2)	114,825	115,117
Notes and other receivables, less current installments	115	117
Intangible assets, net of accumulated amortization of $5,523 and $4,374 at June 30, 2012 and December 31, 2011, respectively	63,395	64,752
Other assets	20,937	23,188

Total assets	$1,066,367	1,028,471

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2012	2011
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$3,022	27,940
Current installments of long-term debt	18,962	18,889
Current installments of obligations under capital leases	46,572	49,100
Accounts payable	17,958	15,890
Deferred revenue	3,703	4,493
Billings in excess of costs and estimated earnings on uncompleted contracts	1,670	2,726
Accrued wages and compensated absences	18,961	20,267
Current income taxes payable	16,766	--
Due to third party payers	6,044	5,604
Deferred income taxes	9,910	7,654
Other accrued liabilities	16,027	18,145

Total current liabilities	159,595	170,708

Long-term debt, less current installments	253,978	243,678
Obligations under capital leases, less current installments	230,501	240,208
Deferred income taxes	52,398	49,966
Other liabilities	31,569	36,009

Total liabilities	728,041	740,569

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,928,953 and 12,799,560 shares at June 30, 2012 and December 31, 2011, respectively; outstanding 12,884,824 and 12,739,560 shares at June 30, 2012 and December 31, 2011, respectively	771	764
Additional paid-in capital	102,490	95,960
Retained earnings	235,065	191,178

Total stockholders' equity	338,326	287,902

Total liabilities and stockholders’ equity	$1,066,367	1,028,471

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Flight revenue, net of provision for contractual discounts (note 4)	$307,403	189,084	558,419	345,544
Provision for uncompensated care (note 4)	(93,937)	(48,192)	(162,809)	(80,131)
Flight revenue, net	213,466	140,892	395,610	265,413
Sales of medical interiors and products	7,516	7,541	14,748	13,342
Other	1,498	1,729	2,936	3,312
	222,480	150,162	413,294	282,067
Operating expenses:
Flight centers	78,553	56,323	157,535	111,977
Aircraft operations	36,223	32,908	73,107	58,021
Cost of medical interiors and products sold	5,918	5,416	10,315	9,394
Depreciation and amortization	20,943	16,695	41,822	33,187
Loss (gain) on disposition of assets, net	30	335	(211)	(26)
General and administrative	25,549	18,700	50,424	37,007
	167,216	130,377	332,992	249,560

Operating income	55,264	19,785	80,302	32,507

Other income (expense):
Interest expense	(5,272)	(4,311)	(10,865)	(8,821)
Other, net	998	896	1,928	2,113

Income before income taxes	50,990	16,370	71,365	25,799

Income tax expense	(19,577)	(6,450)	(27,478)	(10,167)

Net income	$31,413	9,920	43,887	15,632

Basic income per common share (note 5)	$2.44	.78	3.42	1.24

Diluted income per common share (note 5)	$2.43	.77	3.39	1.22

Weighted average number of common shares outstanding – basic	12,859,285	12,658,641	12,826,463	12,633,222

Weighted average number of common shares outstanding – diluted	12,952,525	12,812,765	12,939,211	12,788,094

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$43,887	15,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,822	33,187
Deferred income tax expense	4,462	4,066
Stock-based compensation	1,039	1,340
Excess tax benefit from exercise of stock options	(1,626)	(597)
Gain on disposition of assets, net	(211)	(26)
Unrealized loss (gain) on derivative instrument	242	(223)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	8,864	(7,248)
Increase in receivables	(37,555)	(5,169)
Increase in inventories	(3,112)	(3,347)
Decrease (increase) in costs in excess of billings	739	(559)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	16,770	(2,817)
Decrease in deferred revenue and billings in excess of costs	(1,846)	(1,497)
Net cash provided by operating activities	73,475	32,742

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 2)	(3,176)	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC	--	(1,554)
Acquisition of property and equipment	(39,259)	(16,751)
Proceeds from disposition and sale of equipment and assets held for sale	27,901	2,832
Decrease in notes receivable and other assets	187	519
Net cash used in investing activities	(14,347)	(14,954)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$3,872	2,120
Excess tax benefit from exercise of stock options	1,626	597
Borrowings under line of credit	58,738	--
Payments under line of credit	(40,008)	--
Payments for financing costs	(62)	(64)
Payments of long-term debt and notes payable	(8,357)	(9,580)
Payments of capital lease obligations	(50,779)	(28,374)
Net cash used in financing activities	(34,970)	(35,301)

Increase (decrease) in cash and cash equivalents	24,158	(17,513)

Cash and cash equivalents at beginning of period	3,562	60,710

Cash and cash equivalents at end of period	$27,720	43,197

Interest paid in cash during the period	$10,603	8,669

Income taxes paid in cash during the period	$2,960	2,622

Non-cash investing and financing activities:

In the six months ended June 30, 2012, the Company entered into notes payable of $3,022 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of June 30, 2012, and into capital leases of $38,544 to finance the purchase of aircraft. The Company also settled notes payable of $27,940 in exchange for the aircraft securing the debt.

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of OF Airholdings Corporation, continued

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2011	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,622	--	28,622
Aircraft	33,500	--	33,500
Goodwill	89,116	(292)	88,824
Amortizable intangible assets	63,100	--	63,100
Aircraft under capital leases	29,405	--	29,405
Equipment and other property	5,986	--	5,986
Spare parts inventories	4,525	--	4,525
Other	14,521	(10)	14,511
Total assets	268,775	(302)	268,473

Capital lease obligations assumed	(38,034)	--	(38,034)
Net deferred tax liabilities	(5,961)	(225)	(6,186)
Other liabilities assumed	(19,765)	584	(19,181)
Total liabilities assumed	(63,760)	359	(63,401)
Purchase price	$205,015	57	205,072

Adjustments to the purchase price allocation during 2012 included the working capital adjustment to the purchase price, as described above, and revised estimates of liabilities related to aircraft repair costs based upon verification of open repair orders with aircraft parts vendors. The Company is still in the process of reviewing airworthiness documentation related to Omniflight’s aircraft spare parts inventory. Therefore, the allocation of the purchase price is still subject to refinement.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2012, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2012	12,739,560	$287,902

Issuance of common shares for options exercised	117,591	3,872
Stock-based compensation	27,673	1,039
Tax benefit from exercise of stock options	--	1,626
Net income	--	43,887

Balances at June 30, 2012	12,884,824	$338,326

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(4)	Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2012 or 2011. The allowance for uncompensated care was 39.3% of receivables from non-governmental payers as of June 30, 2012, compared to 38.8% at December 31, 2011, and 35.6% at June 30, 2011. The increase at June 30, 2012, compared to December 31 and June 30, 2011, is due primarily to the impact of the acquisition of Omniflight in August 2011 and to regularly scheduled price increases. Omniflight had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts, than the Company’s historical operations prior to the acquisition.

The Company recognizes flight revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided. Hospital-based services revenue consists of monthly fees and hourly flight fees billed to hospitals under exclusive operating agreements. These fees are earned regardless of when, or if, the hospital is reimbursed for these services by its patients, their insurers, or the federal government. As a result, the Company does not maintain an allowance or provision for uncompensated care for receivables from Hospital-Based Services payers. Flight revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For quarter ended June 30,		For six months ended June 30,
	2012	2011	2012	2011

Hospital-Based Services payers	$53,041	48,626	104,678	94,773
Third-party payers	214,176	108,028	364,931	196,714
Self-pay	40,186	32,430	88,810	54,057
Total	$307,403	189,084	558,419	345,544

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2012	2011
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	12,859,285	12,658,641
Dilutive effect of:
Common stock options	86,613	146,127
Unvested restricted stock	6,627	7,997
Weighted average number of common shares outstanding – diluted	12,952,525	12,812,765

For six months ended June 30:
Weighted average number of common shares outstanding – basic	12,826,463	12,633,222
Dilutive effect of:
Common stock options	106,804	151,725
Unvested restricted stock	5,944	3,147
Weighted average number of common shares outstanding – diluted	12,939,211	12,788,094

Common stock options totaling 600 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2012, because their effect would have been anti-dilutive.

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $15,000 at June 30, 2012 and $256,000 at December 31, 2011. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $269,000 and $242,000 for the quarter and six months ended June 30, 2012, respectively, compared to a non-cash mark to market loss of $820,000 for the second quarter of 2011 and a gain of $223,000 for the six months ended June 30, 2011. There were no cash settlements under the terms of the agreements in the quarter and six months ended June 30, 2012, compared to $398,000 and $577,000 in the quarter and six months ended June 30, 2011, respectively.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2012, is estimated to be $276,735,000, compared to carrying value of $272,940,000. The fair value of long-term debt as of December 31, 2011, was estimated to be $266,213,000, compared to a carrying value of $262,567,000.

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

•	Hospital-Based Services (HBS) - provides air medical transportation services to hospitals under exclusive operating agreements. Services include aircraft operation and maintenance.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(7)	Business Segment Information, continued

For quarter ended June 30:	CBS	HBS	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2012
External revenue	$161,943	53,041	7,450	46	--	222,480
Intersegment revenue	--	--	3,779	--	(3,779)	--
Total revenue	161,943	53,041	11,229	46	(3,779)	222,480

Operating expenses, excluding depreciation & amortization	(92,073)	(39,347)	(9,517)	(8,825)	3,489	(146,273)
Depreciation & amortization	(12,818)	(7,431)	(358)	(336)	--	(20,943)
Interest expense	(3,071)	(2,079)	--	(122)	--	(5,272)
Other income, net	563	405	--	30	--	998
Income tax expense	--	--	--	(19,577)	--	(19,577)
Segment net income (loss)	$54,544	4,589	1,354	(28,784)	(290)	31,413

2011
External revenue	$94,008	48,626	7,508	20	--	150,162
Intersegment revenue	58	--	3,856	--	(3,914)	--
Total revenue	94,066	48,626	11,364	20	(3,914)	150,162

Operating expenses, excluding depreciation & amortization	(64,454)	(37,435)	(9,014)	(5,982)	3,203	(113,682)
Depreciation & amortization	(8,376)	(7,696)	(355)	(268)	--	(16,695)
Interest expense	(2,043)	(2,088)	(4)	(176)	--	(4,311)
Other income, net	437	394	--	65	--	896
Income tax expense	--	--	--	(6,450)	--	(6,450)
Segment net income (loss)	$19,630	1,801	1,991	(12,791)	(711)	9,920

For six months ended June 30:
2012
External revenue	$293,899	104,678	14,671	46	--	413,294
Intersegment revenue	--	--	13,545	--	(13,545)	--
Total revenue	293,899	104,678	28,216	46	(13,545)	413,294

Operating expenses, excluding depreciation & amortization	(183,881)	(80,296)	(21,059)	(16,513)	10,579	(291,170)
Depreciation & amortization	(25,286)	(15,216)	(667)	(653)	--	(41,822)
Interest expense	(6,003)	(4,547)	(1)	(314)	--	(10,865)
Other income, net	1,070	788	--	70	--	1,928
Income tax expense	--	--	--	(27,478)	--	(27,478)
Segment net income (loss)	$79,799	5,407	6,489	(44,842)	(2,966)	43,887

2011
External revenue	$173,976	94,772	13,299	20	--	282,067
Intersegment revenue	115	--	9,524	--	(9,639)	--
Total revenue	174,091	94,772	22,823	20	(9,639)	282,067

Operating expenses, excluding depreciation & amortization	(124,276)	(70,327)	(17,293)	(11,829)	7,352	(216,373)
Depreciation & amortization	(16,668)	(15,400)	(578)	(541)	--	(33,187)
Interest expense	(4,186)	(4,316)	(9)	(310)	--	(8,821)
Other income, net	993	891	--	229	--	2,113
Income tax expense	--	--	--	(10,167)	--	(10,167)
Segment net income (loss)	$29,954	5,620	4,943	(22,598)	(2,287)	15,632

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Omniflight; our possible or assumed future results; flight volume and collection rates for CBS operations; size, structure and growth of our air medical services and products markets; continuation and/or renewal of HBS contracts; acquisition of new and profitable United Rotorcraft Division contracts; impact of the Patient Protection and Affordable Care Act and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•
Community-Based Services (CBS) - provides air medical transportation services to the general population as an independent service. Revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities.In the first six months of 2012, the CBS Division generated 71% of our total revenue, compared to 62%  in the first six months of 2011.

•
Hospital-Based Services (HBS) - provides air medical transportation services to hospitals throughout the U.S. under exclusive operating agreements. Revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospital customers. In the six months ended June 30, 2012, the HBS Division generated 25% of our total revenue, compared to 33% in the six months ended June 30, 2011.

•
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 4% of our total revenue in the six months ended June 30, 2012, compared to 5% in 2011.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Fluctuations in flight volume have a greater impact on CBS operations than HBS operations because almost all of CBS revenue is derived from flight fees, as compared to approximately 20% of HBS revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2012 were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for CBS operations were approximately 15,100 and 27,800 for the quarter and six months ended June 30, 2012, respectively, compared to approximately 10,300 and 19,200 for the quarter and six months ended June 30, 2011, respectively. Patient transports for CBS bases open longer than one year (Same-Base Transports) were approximately 10,400 and 18,900 in the quarter and six months ended June 30, 2012, respectively, compared to approximately 10,100 and 18,900 in the quarter and six months ended June 30, 2011, respectively. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 1,070 and 2,005 lower in the quarter and six months ended June 30, 2012, compared to 2011. Requests for community-based services decreased by 3.2% and 5.2% for the quarter and six months ended June 30, 2012, respectively, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Flight revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per transport for CBS operations is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport increased 17.3% in the six months ended June 30, 2012, compared to 2011, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care for CBS operations are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2012	2011	2012	2011
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	43%	41%	44%	42%
Provision for uncompensated care	21%	20%	20%	18%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In addition, the number of transports covered by insurance decreased from 34.6% of total transports for the quarter ended June 30, 2011, to 34.0% of total transports for the quarter ended June 30, 2012, with most of the decrease moving to uninsured, primarily as a result of the Omniflight acquisition. The percentage of transports covered by insurance for Omniflight’s CBS operations has historically been lower than the percentage of insured transports for the Company’s CBS operations prior to the Omniflight acquisition. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. Both CBS and HBS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 17% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2011, we have taken delivery of 34 new aircraft and expect to take delivery of three additional aircraft during 2012. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense for CBS and HBS operations decreased 1.3% from the quarter ended June 30, 2011, to the quarter ended June 30, 2012, and increased 16.3% from the six months ended June 30, 2011, to the six months ended June 30, 2012. Total flight volume for CBS and HBS operations increased 33.7% and 31.9% for the quarter and six months ended June 30, 2012, respectively, compared to 2011. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which is effective through December 31, 2013. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $31,413,000 and $43,887,000 for the quarter and six months ended June 30, 2012, respectively, compared to $9,920,000 and $15,632,000 for the quarter and six months ended June 30, 2011, respectively. The results for 2012 include the impact of the Omniflight acquisition which closed in August 2011. Net reimbursement per transport for CBS operations increased 17.8% and 17.3% in the quarter and six months ended June 30, 2012, compared to 2011, while Same-Base Transports for CBS operations were 2.9% and 0.2% higher over the same periods, respectively.

Flight Operations – Community-based Services and Hospital-based Services

Net flight revenue increased $72,574,000, or 51.5%, and $130,197,000, or 49.1%, for the quarter and six months ended June 30, 2012, respectively, compared to 2011. Flight revenue is generated by both CBS and HBS operations and is recorded net of provisions for contractual discounts and uncompensated care.

•
CBS – Net flight revenue increased $68,159,000, or 73.9%, to $160,425,000 for the second quarter of 2012 and $120,291,000, or 70.5%, to $290,932,000 for the six months ended June 30, 2012, for the following reasons:

•	Net revenue of $35,148,000 and $66,457,000 from Omniflight’s CBS operations for the quarter and six months ended June 30, 2012.
•
Increases of 17.8% and 17.3% in net reimbursement per transport for the quarter and six months ended June 30, 2012, respectively, compared to 2011, due to the benefit of recent price increases net of the deterioration in payer mix described above.

•
Increases of 296, or 2.9%, and 38, or 0.2%, in Same-Base Transports for the quarter and six months ended June 30, 2012, respectively, compared to 2011. Cancellations due to unfavorable weather conditions for CBS bases open longer than one year were 1,070 and 2,005 lower in the quarter and six months ended June 30, 2012, respectively, compared to 2011. Requests for community-based services decreased by 3.2% and 5.2% for the quarter and six months ended June 30, 2012, respectively, for bases open greater than one year.

•
Incremental net revenue of $9,145,000 and $16,954,000 for the quarter and six months ended June 30, 2012, respectively, generated from the addition of eleven new CBS bases, including six bases resulting from the conversion of HBS contracts, either during or subsequent to the first six months of 2011.

•
Closure of two bases subsequent to June 30, 2011, due to insufficient flight volume, resulting in decreases in net revenue of approximately $1,360,000 and $2,396,000 during the quarter and six months ended June 30, 2012, respectively.

•
HBS – Net flight revenue increased $4,415,000, or 9.1%, to $53,041,000 for the second quarter of 2012 and $9,906,000, or 10.5%, to $104,678,000 for the six months ended June 30, 2012, for the following reasons:

•	Net revenue of $4,729,000 and $9,566,000 from Omniflight’s HBS operations for the quarter and six months ended June 30, 2012.
•
Cessation of service under two contracts and the conversion of two contracts to CBS operations, as well as the closure of certain satellite locations at the option of two current customers, during or subsequent to the first six months of 2011, resulting in decreases in net revenue of approximately $5,143,000 and $9,797,000 for the quarter and six months ended June 30, 2012, respectively.

•
Incremental net revenue of $3,908,000 and $6,285,000 for the quarter and six months ended June 30, 2012, generated from the addition of one new hospital contract, the expansion of seven contracts to additional bases of operation, and the conversion of one CBS base back to HBS operations during or subsequent to the first six months of 2011.

•
Increases of 4.6% and 3.1% in flight volume for the quarter and six months ended June 30, 2012, respectively, for all contracts excluding new contracts, contract expansions, closed contracts, and Omniflight operations.

•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $22,230,000, or 39.5%, and $45,558,000, or 40.7%, for the quarter and six months ended June 30, 2012, respectively, compared to 2011. Changes by business segment are as follows:

•
CBS – Flight center costs increased $19,647,000, or 52.9%, to $56,797,000 for the second quarter of 2012 and $39,562,000, or 53.5%, to $113,479,000 for the six months ended June 30, 2012, for the following reasons:

•	Flight center costs of approximately $15,733,000 and $31,277,000 related to Omniflight’s CBS operations during the quarter and six months ended June 30, 2012.
•	Increases of approximately $3,703,000 and $7,345,000 for the quarter and six months ended June 30, 2012, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $560,000 and $1,077,000 for the quarter and six months ended June 30, 2012, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

•
HBS - Flight center costs increased $2,583,000, or 13.5%, to $21,756,000 for the second quarter of 2012 and $5,996,000, or 15.8%, to $44,056,000 for the six months ended June 30, 2012, primarily due to the following:

•	Flight center costs of approximately $2,091,000 and $4,340,000 related to Omniflight’s HBS operations during the quarter and six months ended June 30, 2012.
•	Decreases of approximately $1,707,000 and $3,273,000 for the quarter and six months ended June 30, 2012, respectively, due to the closure of base locations described above.
•	Increases of approximately $1,038,000 and $1,844,000 for the quarter and six months ended June 30, 2012, respectively, for the addition of personnel to staff new base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $3,315,000, or 10.1%, and $15,086,000, or 26.0%, for the quarter and six months ended June 30, 2012, respectively, compared to 2011. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

•
Decrease in aircraft maintenance expense of $308,000, or 1.3%, to $23,697,000 for the second quarter of 2012 and increase of $7,014,000, or 16.3%, to $50,023,000 for the six months ended June 30, 2012, compared to the prior year. Total flight volume for CBS and HBS operations increased 33.7% and 31.9% for the quarter and six months ended June 30, 2012, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

•
Decrease of approximately 4.3% in the cost of aircraft fuel per hour flown for the second quarter of 2012 and increase of 12.4% for the six months ended June 30, 2012. Total fuel costs increased $2,030,000 to $7,191,000 and $5,000,000 to $12,686,000 for the quarter and six months ended June 30, 2012, respectively, compared to 2011. During both 2012 and 2011 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering essentially all of our fuel consumption for both years. Fuel expense included a non-cash mark to market derivative loss of $269,000 for the second quarter of 2012, compared to a loss of $820,000 for the second quarter of 2011, and a non-cash mark to market derivative loss of $242,000 for the six months ended June 30, 2012, compared to a gain of $223,000 for the six months ended June 30, 2011. Cash settlements under the terms of the agreement totaled $398,000 and $577,000 in the quarter and six months ended June 30, 2011, respectively. We received no cash settlements under the agreement in the quarter and six months ended June 30, 2012. Excluding the impact of the fuel derivative agreements, the cost of aircraft fuel per hour flown was unchanged in 2012 compared to 2011.

•	Decrease in hull insurance rates effective July 2011.
•	Total aircraft operating expenses related to the Omniflight fleet were approximately $8,699,000 and $16,562,000 for the quarter and six months ended June 30, 2012.

Medical Interiors and Products

Medical interiors and products revenue decreased $25,000, or 0.3%, and increased $1,406,000, or 10.5%, for the quarter and six months ended June 30, 2012, respectively, compared to 2011. Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and eight aircraft interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2012, was as follows:

•	$3,199,000 and $6,232,000 – governmental entities
•	$4,317,000 and $8,516,000 – commercial customers

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

Cost of medical interiors and products increased $502,000, or 9.3%, and $921,000, or 9.8%, for the quarter and six months ended June 30, 2012, respectively, as compared to the prior year, due in part to changes in sales volume and product mix. Costs in 2012 also included development and design work on aircraft interior configurations for commercial customers, leading to higher engineering and certification costs and to lower profit margins.

General Expenses

Depreciation and amortization expense increased $4,248,000, or 25.4%, and $8,635,000, or 26.0%, for the quarter and six months ended June 30, 2012, compared to 2011. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $2,259,000 and $4,807,000 and amortization of Omniflight’s intangible assets was $986,000 and $1,972,000 for the quarter and six months ended June 30, 2012, respectively. In addition, during the fourth quarter of 2011 through the second quarter of 2012, we added 28 aircraft subject to capital leases, totaling approximately $52.1 million, to our depreciable assets.

General and administrative (G&A) expenses increased $6,849,000, or 36.6%, and $13,417,000, or 36.3%, for the quarter and six months ended June 30, 2012, respectively, compared to 2011, reflecting additional headcount required to manage increased operations as a result of the Omniflight acquisition. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and CBS and HBS program administration. G&A expenses were 11.5% and 12.2% of revenue for the quarter and six months ended June 30, 2012, compared to 12.5% and 13.1% of revenue for the quarter and six months ended June 30, 2011. During the first quarter of 2012, we completed the consolidation of the Part 135 Air Carrier Certificate for Omniflight into the Air Methods certificate and completed the process of integrating other Omniflight overhead functions into existing departments. G&A expenses for the quarter and six months ended June 30, 2012, also included $4,065,000 and $5,208,000, respectively, for severance related to the elimination of the chief operating officer position and incentive compensation accruals related to our financial performance. Expense related to incentive compensation totaled approximately $507,000 and $1,547,000 in the quarter and six months ended June 30, 2011, respectively.

Interest expense increased $961,000, or 22.3%, and $2,044,000, or 23.2%, for the quarter and six months ended June 30, 2012, compared to the first quarter of 2011, primarily due to interest recorded on capital lease obligations, totaling approximately $27.3 million as of June 30, 2012, assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.4% for the six months ended June 30, 2012. In addition, we carried average balances of $24.7 million and $22.1 million against our line of credit during the quarter and six months ended June 30, 2012, respectively, compared to no borrowings against our line in the six months ended June 30, 2011. These increases were partially offset by the effect of the reduction in principal balances for long-term debt and capital lease obligations as a result of regularly scheduled payments and lease buyouts and the payoff of our previous $50 million term loan in July 2011.

Income tax expense was $19,577,000 and $27,478,000 in the quarter and six months ended June 30, 2012, respectively, compared to $6,450,000 and $10,167,000 in the quarter and six months ended June 30, 2011, respectively. The effective tax rate for 2012 was approximately 38.5%, compared to 39.4% in 2011. The effective rate for 2012 decreased primarily because of a decrease in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of June 30, 2012, was $151,689,000, compared to $85,011,000 at December 31, 2011. Cash generated by operations was $73,475,000 in 2012, compared to $32,742,000 in 2011, reflecting the improvement in operations described above. In 2012, we were refunded approximately $9.1 million of aircraft deposits upon taking delivery of the aircraft and arranging permanent financing for the purchase. In the second quarter of 2012, we increased our accrual for current income taxes payable approximately $16.8 million based on estimated 2012 taxable income. Days’ sales outstanding for CBS operations, measured by comparing net revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 93 days at December 31, 2011, to 98 days at June 30, 2012. Days’ sales outstanding as of June 30, 2011, were also 98 days.

Cash used by investing activities totaled $14,347,000 in 2012 compared to $14,954,000 in 2011. In addition to the working capital adjustment of $3.2 million to the purchase price for Omniflight, equipment acquisitions in 2012 included the buy-out of 20 previously leased aircraft for approximately $36.7 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases. Equipment acquisitions in 2011 included the buy-out of ten previously leased aircraft for approximately $9.5 million. We sold two aircraft for $2.4 million during 2011.

Financing activities used $34,970,000 in 2012 compared to $35,301,000 in 2011. The primary uses of cash in both 2012 and 2011 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. Lease buyouts in 2012 were funded primarily through borrowings under our line of credit and cash from current operations.

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

Revenue Recognition

Fixed flight fee revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Flight revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related flight revenue for the six months ended June 30, 2012, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $8,044,000 in flight revenue.

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

There have been no material changes in market risk at June 30, 2012, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011, except as follows:

•
Healthcare reform – In June 2012, the United States Supreme Court upheld the constitutionality of most of the provisions of the Patient Protection and Affordable Care Act (PPACA). Most of the provisions designed to increase access to health benefits for the uninsured or underinsured populations are not scheduled to take effect until 2014. A high degree of uncertainty exists regarding the impact of the PPACA on our collection rates. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to proposed public insurance exchanges, collection rates may decrease. Government-run programs, such as Medicare and Medicaid, may also impose additional discounts in determining their reimbursement rates to offset the cost of expanding coverage to a greater number of participants. In addition, states are allowed to opt out of the Medicaid expansion, which may limit the number of uninsured patients which receive coverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: August 3, 2012	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 3, 2012	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 3, 2012	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer