Form 10-Q
period 2012-09-30
AIR METHODS CORP
filed 2012-11-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.06, outstanding as of November 5, 2012, was 12,907,154.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
Assets

Current assets:
Cash and cash equivalents	$3,807	3,562
Current installments of notes receivable	898	687
Receivables:
Trade, net (note 4)	235,764	187,056
Refundable income taxes	--	1,808
Other	2,409	1,924
Total receivables	238,173	190,788

Inventories	37,481	33,089
Work-in-process on medical interiors and products contracts	2,905	1,369
Assets held for sale	12,349	2,807
Costs and estimated earnings in excess of billings on uncompleted contracts	3,242	1,854
Refundable deposits	13,251	14,146
Prepaid expenses and other (note 6)	7,325	7,417

Total current assets	319,431	255,719

Property and equipment:
Land	251	251
Flight and ground support equipment	351,277	343,069
Aircraft under capital leases	363,122	408,985
Aircraft rotable spare parts	52,993	44,020
Furniture and office equipment	43,041	41,824
	810,684	838,149
Less accumulated depreciation and amortization	(258,740)	(268,571)

Net property and equipment	551,944	569,578

Goodwill (note 2)	114,857	115,117
Notes and other receivables, less current installments	114	117
Intangible assets, net of accumulated amortization of $6,784 and $4,374 at September 30, 2012 and December 31, 2011, respectively	62,136	64,752
Other assets	20,313	23,188

Total assets	$1,068,795	1,028,471

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30, 2012	December 31, 2011
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$4,640	27,940
Current installments of long-term debt	20,261	18,889
Current installments of obligations under capital leases	42,332	49,100
Accounts payable	20,782	15,890
Deferred revenue	3,148	4,493
Billings in excess of costs and estimated earnings on uncompleted contracts	1,155	2,726
Accrued wages and compensated absences	14,409	20,267
Current income taxes payable	7,244	--
Due to third party payers	6,303	5,604
Deferred income taxes	9,030	7,654
Other accrued liabilities	15,797	18,145

Total current liabilities	145,101	170,708

Long-term debt, less current installments	248,379	243,678
Obligations under capital leases, less current installments	214,579	240,208
Deferred income taxes	61,704	49,966
Other liabilities	31,253	36,009

Total liabilities	701,016	740,569

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 23,500,000 shares; issued 12,963,868 and 12,799,560 shares at September 30, 2012 and December 31, 2011, respectively; outstanding 12,906,155 and 12,739,560 shares at September 30, 2012 and December 31, 2011, respectively	773	764
Additional paid-in capital	104,097	95,960
Retained earnings	262,909	191,178

Total stockholders' equity	367,779	287,902

Total liabilities and stockholders’ equity	$1,068,795	1,028,471

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$248,384	189,851	695,963	437,147
Provision for uncompensated care (note 4)	(95,289)	(70,519)	(258,098)	(150,650)
Patient transport revenue, net	153,095	119,332	437,865	286,497
Air medical services contract revenue	58,014	55,381	168,854	153,629
Sales of medical interiors and products	8,490	8,702	23,238	22,044
Other	1,691	1,757	4,627	5,069
	221,290	185,172	634,584	467,239
Operating expenses:
Flight centers	81,251	70,479	238,786	182,456
Aircraft operations	37,839	30,871	110,946	88,892
Cost of medical interiors and products sold	5,871	6,058	16,186	15,452
Depreciation and amortization	20,638	19,030	62,460	52,217
Loss (gain) on disposition of assets, net	985	(264)	774	(290)
General and administrative	23,478	23,331	73,902	60,338
	170,062	149,505	503,054	399,065

Operating income	51,228	35,667	131,530	68,174

Other income (expense):
Interest expense	(5,022)	(5,383)	(15,887)	(14,204)
Other, net	711	872	2,639	2,985

Income before income taxes	46,917	31,156	118,282	56,955

Income tax expense	(19,073)	(12,616)	(46,551)	(22,783)

Net income	$27,844	18,540	71,731	34,172

Basic income per common share (note 5)	$2.16	1.46	5.58	2.70

Diluted income per common share (note 5)	$2.14	1.44	5.52	2.67

Weighted average number of common shares outstanding – basic	12,896,812	12,688,791	12,850,529	12,651,949

Weighted average number of common shares outstanding – diluted	13,016,749	12,837,530	12,989,979	12,806,716

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income	$71,731	34,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,460	52,217
Deferred income tax expense	12,888	9,076
Stock-based compensation	1,532	2,022
Excess tax benefit from exercise of stock options	(2,288)	(725)
Loss (gain) on disposition of assets, net	774	(290)
Unrealized loss on derivative instrument	239	305
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	717	(13,922)
Increase in receivables	(47,385)	(14,379)
Increase in inventories	(5,928)	(5,256)
Increase in costs in excess of billings	(1,388)	(1,001)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	5,895	(6,381)
Decrease in deferred revenue and billings in excess of costs	(2,916)	(1,534)
Net cash provided by operating activities	96,331	54,304

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation (note 2)	(3,176)	(201,728)
Acquisition of membership interest of United Rotorcraft Solutions, LLC	--	(1,554)
Buy-out of previously leased aircraft	(52,329)	(17,429)
Acquisition of property and equipment	(8,138)	(16,288)
Proceeds from disposition and sale of equipment and assets held for sale	30,673	7,595
Decrease in notes receivable and other assets	1,517	40
Net cash used in investing activities	(31,453)	(229,364)

(Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from financing activities:
Proceeds from issuance of common stock	$4,326	2,859
Excess tax benefit from exercise of stock options	2,288	725
Borrowings under line of credit	73,738	--
Payments under line of credit	(55,008)	--
Proceeds from issuance of long-term debt	--	200,000
Payments for financing costs	(114)	(1,788)
Payments of long-term debt and notes payable	(12,657)	(40,626)
Payments of capital lease obligations	(77,206)	(44,305)
Net cash provided by (used in) financing activities	(64,633)	116,865

Increase (decrease) in cash and cash equivalents	245	(58,195)

Cash and cash equivalents at beginning of period	3,562	60,710

Cash and cash equivalents at end of period	$3,807	2,515

Interest paid in cash during the period	$15,531	13,321
Income taxes paid in cash during the period	$22,141	5,091

Non-cash investing and financing activities:

In the nine months ended September 30, 2012, the Company entered into notes payable of $4,640 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of September 30, 2012, and into capital leases of $44,809 to finance the purchase of aircraft. The Company also settled notes payable of $27,940 in exchange for the aircraft securing the debt.

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)	Acquisition of OF Airholdings Corporation, continued

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2011	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,622	--	28,622
Aircraft	33,500	--	33,500
Goodwill	89,116	(260)	88,856
Amortizable intangible assets	63,100	--	63,100
Aircraft under capital leases	29,405	--	29,405
Equipment and other property	5,986	--	5,986
Spare parts inventories	4,525	--	4,525
Other	14,521	(42)	14,479
Total assets	268,775	(302)	268,473

Capital lease obligations assumed	(38,034)	--	(38,034)
Net deferred tax liabilities	(5,961)	(225)	(6,186)
Other liabilities assumed	(19,765)	584	(19,181)
Total liabilities assumed	(63,760)	359	(63,401)
Purchase price	$205,015	57	205,072

Adjustments to the purchase price allocation during 2012 included the working capital adjustment to the purchase price, as described above, and revised estimates of liabilities related to aircraft repair costs based upon verification of open repair orders with aircraft parts vendors. The Company does not expect further adjustments to the purchase price allocation.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2012, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2012	12,739,560	$287,902

Issuance of common shares for options exercised	137,590	4,326
Stock-based compensation	29,005	1,532
Tax benefit from exercise of stock options	--	2,288
Net income	--	71,731

Balances at September 30, 2012	12,906,155	$367,779

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(4)	Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2012 or 2011. The allowance for uncompensated care was 42.9% of receivables from non-governmental payers as of September 30, 2012, compared to 38.8% at December 31, 2011, and 40.0% at September 30, 2011. The increase at September 30, 2012, compared to December 31 and September 30, 2011, is due primarily to the impact of the acquisition of Omniflight in August 2011 and to regularly scheduled price increases. Omniflight had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts, than the Company’s historical operations prior to the acquisition.

The Company recognizes patient transport revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided. Air medical services contract revenue consists of monthly fees and hourly flight fees billed to hospitals or other institutions under exclusive operating agreements. These fees are earned regardless of when, or if, the institution is reimbursed for these services by its patients, their insurers, or the federal government. As a result, the Company does not maintain an allowance or provision for uncompensated care for air medical services contract revenue and related receivables. Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For quarter ended September 30,		For nine months ended September 30,
	2012	2011	2012	2011

Third-party payers	$166,293	146,463	525,059	339,701
Self-pay	82,091	43,388	170,904	97,446
Total	$248,384	189,851	695,963	437,147

The provision for uncompensated care was 97.9% of revenue attributed to self-pay patients and 21.5% of revenue attributed to all other non-governmental payers for the nine months ended September 30, 2012, compared to 98.1% of revenue attributed to self-pay patients and 20.1% of revenue attributed to all other non-governmental payers for the nine months ended September 30, 2011.

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

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2012	2011
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	12,896,812	12,688,791
Dilutive effect of:
Common stock options	102,653	135,078
Unvested restricted stock	17,284	13,661
Weighted average number of common shares outstanding – diluted	13,016,749	12,837,530

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	12,850,529	12,651,949
Dilutive effect of:
Common stock options	125,476	148,304
Unvested restricted stock	13,974	6,463
Weighted average number of common shares outstanding – diluted	12,989,979	12,806,716

(6)	Fair Value of Financial Instruments

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $18,000 at September 30, 2012, and $256,000 at December 31, 2011. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included a non-cash mark to market derivative gain of $3,000 and a loss of $239,000 for the quarter and nine months ended September 30, 2012, respectively, compared to losses of $528,000 and $305,000 for the quarter and nine months ended September 30, 2011. There were no cash settlements under the terms of the agreement in the quarter and nine months ended September 30, 2012, compared to $307,000 and $884,000 in the quarter and nine months ended September 30, 2011, respectively.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2012, is estimated to be $272,276,000, compared to a carrying value of $268,640,000. The fair value of long-term debt as of December 31, 2011, was estimated to be $266,213,000, compared to a carrying value of $262,567,000.

(7)	New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after this assessment, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, it is required to determine whether impairment exists by comparing the fair value with the carrying amount of the asset. The ASU is effective for periods beginning after September 15, 2012. The Company does not expect the implementation of ASU No. 2012-02 to have a material effect on its financial position or results of operations.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(8)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. Effective September 1, 2012, the Company combined two of its operating segments,  Community-Based Services (CBS) and Hospital-Based Services (HBS), into a single operating segment reporting to the President of Air Medical Services. The decision to combine CBS and HBS delivery models for air medical transportation services was made in order to improve efficiency and communication between regional management. In addition, with increasing conversion of HBS contracts into CBS operations and the development of alternative delivery models in partnering with hospitals to provide air medical transportation services, the lines between the two delivery models have begun to blur. CBS and HBS segment results for prior periods have been combined in the following table to reflect the new segment definition. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

●	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(unaudited)

(8)	Business Segment Information, continued

For quarter ended September 30:	AMS	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2012
External revenue	$212,802	8,358	130	--	221,290
Intersegment revenue	--	2,480	--	(2,480)	--
Total revenue	212,802	10,838	130	(2,480)	221,290

Operating expenses, excluding depreciation & amortization	(135,968)	(8,361)	(7,251)	2,156	(149,424)
Depreciation & amortization	(19,905)	(371)	(362)	--	(20,638)
Interest expense	(4,912)	--	(110)	--	(5,022)
Other income, net	686	--	25	--	711
Income tax expense	--	--	(19,073)	--	(19,073)
Segment net income (loss)	$52,703	2,106	(26,641)	(324)	27,844

2011
External revenue	$176,483	8,687	2	--	185,172
Intersegment revenue	20	7,946	--	(7,966)	--
Total revenue	176,503	16,633	2	(7,966)	185,172

Operating expenses, excluding depreciation & amortization	(116,291)	(11,979)	(7,858)	5,653	(130,475)
Depreciation & amortization	(18,413)	(335)	(282)	--	(19,030)
Interest expense	(5,124)	(4)	(255)	--	(5,383)
Other income, net	838	--	34	--	872
Income tax expense	--	--	(12,616)	--	(12,616)
Segment net income (loss)	$37,513	4,315	(20,975)	(2,313)	18,540

For nine months ended September 30:
2012
External revenue	$611,379	23,029	176	--	634,584
Intersegment revenue	--	16,025	--	(16,025)	--
Total revenue	611,379	39,054	176	(16,025)	634,584

Operating expenses, excluding depreciation & amortization	(400,145)	(29,420)	(23,764)	12,735	(440,594)
Depreciation & amortization	(60,407)	(1,038)	(1,015)	--	(62,460)
Interest expense	(15,462)	(1)	(424)	--	(15,887)
Other income, net	2,544	--	95	--	2,639
Income tax expense	--	--	(46,551)	--	(46,551)
Segment net income (loss)	$137,909	8,595	(71,483)	(3,290)	71,731

2011
External revenue	$445,231	21,986	22	--	467,239
Intersegment revenue	135	17,470	--	(17,605)	--
Total revenue	445,366	39,456	22	(17,605)	467,239

Operating expenses, excluding depreciation & amortization	(310,894)	(29,272)	(19,687)	13,005	(346,848)
Depreciation & amortization	(50,481)	(913)	(823)	--	(52,217)
Interest expense	(13,626)	(13)	(565)	--	(14,204)
Other income, net	2,722	--	263	--	2,985
Income tax expense	--	--	(22,783)	--	(22,783)
Segment net income (loss)	$73,087	9,258	(43,573)	(4,600)	34,172

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable United Rotorcraft Division contracts; impact of the Patient Protection and Affordable Care Act and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this report, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the nine months ended September 30, 2012, the AMS Division generated 96% of our total revenue, compared to 95%  in 2011.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 4% of our total revenue in the nine months ended September 30, 2012, compared to 5% in 2011.

See Note 8 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of air medical services contract revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first nine months of 2012 were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 14,800 and 42,600 for the quarter and nine months ended September 30, 2012, respectively, compared to approximately 13,200 and 32,400 for the quarter and nine months ended September 30, 2011, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 13,000 and 31,900 in the quarter and nine months ended September 30, 2012, respectively, compared to approximately 12,700 and 31,500 in the quarter and nine months ended September 30, 2011, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 172 and 2,177 lower in the quarter and nine months ended September 30, 2012, compared to 2011. Requests for community-based services increased by 2.4% and decreased by 2.3% for the quarter and nine months ended September 30, 2012, respectively, for bases open greater than one year.

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport increased 15.8% in the nine months ended September 30, 2012, compared to 2011, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2012	2011	2012	2011
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	44%	44%	44%	43%
Provision for uncompensated care	21%	21%	21%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. In addition, the number of transports covered by insurance decreased from 35.8% of total transports for the quarter ended September 30, 2011, to 35.5% of total transports for the quarter ended September 30, 2012, with most of the decrease moving to Medicare. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

●
Aircraft maintenance. AMS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 17% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2011, we have taken delivery of 37 new aircraft. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense increased 27.3% and 20.8% for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. Total flight volume for all AMS operations increased 4.7% and 20.9% for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

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

Results of Operations

We reported net income of $27,844,000 and $71,731,000 for the quarter and nine months ended September 30, 2012, respectively, compared to $18,540,000 and $34,172,000 for the quarter and nine months ended September 30, 2011, respectively. The results for 2012 and for the third quarter of 2011 include the impact of the Omniflight acquisition which closed in August 2011. The third quarter of 2012 includes only one month of incremental net impact from Omniflight’s operations since the acquisition occurred on August 1, 2011. Net reimbursement per patient transport increased 13.9% and 15.8% in the quarter and nine months ended September 30, 2012, compared to 2011, while Same-Base Transports were 2.9% and 1.3% higher over the same periods, respectively.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $33,763,000, or 28.3%, and $151,368,000, or 52.8%, for the quarter and nine months ended September 30, 2012, respectively, compared to 2011, for the following reasons:
●	Incremental net revenue of $10,201,000 and $74,560,000 from Omniflight’s community-based services in the quarter and nine months ended September 30, 2012.
●
Increases of 13.9% and 15.8% in net reimbursement per transport for the quarter and nine months ended September 30, 2012, respectively, compared to 2011, due to the benefit of recent price increases net of the deterioration in payer mix described above.

●
Increases of 362, or 2.9%, and 400, or 1.3%, in Same-Base Transports for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. Cancellations due to unfavorable weather conditions for locations open longer than one year were 172 and 2,177 lower in the quarter and nine months ended September 30, 2012, respectively, compared to 2011. Requests for community-based services increased 2.4% but decreased 2.3% for the quarter and nine months ended September 30, 2012, respectively, for bases open greater than one year.

●
Incremental net revenue of $4,031,000 and $20,985,000 for the quarter and nine months ended September 30, 2012, respectively, generated from the addition of eleven new bases, including six bases resulting from the conversion of hospital contracts, during either 2012 or 2011.

●
Closure of five bases and the conversion of one base back to hospital-based operations subsequent to September 30, 2011, due to insufficient flight volume, resulting in decreases in net revenue of approximately $3,128,000 and $5,524,000 during the quarter and nine months ended September 30, 2012, respectively.

Air medical services contract revenue increased $2,633,000, or 4.8%, and $15,225,000, or 9.9%, for the quarter and nine months ended September 30, 2012, for the following reasons:
●	Incremental net revenue of $2,030,000 and $13,694,000 from Omniflight’s air medical services contracts in the quarter and nine months ended September 30, 2012.
●
Cessation of service under five contracts and the conversion of two contracts to community-based operations, as well as the closure of certain satellite locations at the option of three current customers, during either 2012 or 2011, resulting in decreases in net revenue of approximately $5,239,000 and $15,495,000 for the quarter and nine months ended September 30, 2012, respectively.

●
Incremental net revenue of $4,152,000 and $9,847,000 for the quarter and nine months ended September 30, 2012, generated from the addition of two new air medical services contracts, the expansion of eight contracts to additional bases of operation, and the conversion of one community-based location back to hospital-based operations during either 2012 or 2011.

●
Decrease of 2.1% and increase of 1.2% in flight volume for the quarter and nine months ended September 30, 2012, respectively, for all contracts excluding Omniflight operations from January 1 through July 31, 2012; new contracts; contract expansions; and closed contracts.

●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $10,772,000, or 15.3%, and $56,330,000, or 30.9%, for the quarter and nine months ended September 30, 2012, respectively, compared to 2011, for the following reasons:
●	Incremental flight center costs of approximately $5,996,000 and $41,613,000 related to Omniflight’s operations during the quarter and nine months ended September 30, 2012.
●	Increases of approximately $2,867,000 and $12,056,000 for the quarter and nine months ended September 30, 2012, respectively, for the addition of personnel to staff new base locations described above.
●	Decreases of approximately $3,188,000 and $7,539,000 for the quarter and nine months ended September 30, 2012, respectively, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $6,968,000, or 22.6%, and $22,054,000, or 24.8%, for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
●
Increases in aircraft maintenance expense of $5,668,000, or 27.3%, to $26,403,000 for the third quarter of 2012 and $13,260,000, or 20.8%, to $77,004,000 for the nine months ended September 30, 2012, compared to the prior year. Total flight volume for AMS operations increased 4.7% and 20.9% for the quarter and nine months ended September 30, 2012, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●
Decrease of approximately 0.4% in the cost of aircraft fuel per hour flown for the third quarter of 2012 and increase of 2.7% for the nine months ended September 30, 2012. Total fuel costs increased $150,000 to $6,414,000 and $5,150,000 to $19,100,000 for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. During both 2012 and 2011 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering essentially all of our fuel consumption for both years. Fuel expense included a non-cash mark to market derivative gain of $3,000 for the third quarter of 2012, compared to a loss of $528,000 for the third quarter of 2011, and a non-cash mark to market derivative loss of $239,000 for the nine months ended September 30, 2012, compared to a loss of $305,000 for the nine months ended September 30, 2011. Cash settlements under the terms of the agreement totaled $307,000 and $884,000 in the quarter and nine months ended September 30, 2011, respectively. We received no cash settlements under the agreement in the quarter and nine months ended September 30, 2012. Excluding the impact of the fuel derivative agreements, the cost of aircraft fuel per hour flown was 3.3% higher during the third quarter of 2012 but 2.7% lower during the nine months ended September 30, 2012, compared to 2011.

●	Decreases in hull insurance rates effective July 2012 and 2011.
●	Incremental aircraft operating expenses related to the Omniflight fleet were approximately $1,965,000 and $18,410,000 for the quarter and nine months ended September 30, 2012.

Medical Interiors and Products

Medical interiors and products revenue decreased $212,000, or 2.4%, and increased $1,194,000, or 5.4%, for the quarter and nine months ended September 30, 2012, respectively, compared to 2011. Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and ten aircraft medical interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2012, was as follows:
●	$4,562,000 and $10,794,000 – governmental entities
●	$3,928,000 and $12,444,000 – commercial customers

Significant projects in process during 2011 included work under two contracts to produce a total of fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter, 77 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 litter systems for the U.S. Army’s Medical Evacuation Vehicle, and six aircraft medical interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2011, was as follows:
●	$5,748,000 and $15,537,000 – governmental entities
●	$2,954,000 and $6,507,000 – commercial customers

Cost of medical interiors and products decreased $187,000, or 3.1%, and increased $734,000, or 4.8%, for the quarter and nine months ended September 30, 2012, respectively, as compared to the prior year, due primarily to changes in sales volume and product mix. Costs in 2012 also included development and design work on aircraft interior configurations for commercial customers, leading to higher engineering and certification costs and to lower profit margins.

General Expenses

Depreciation and amortization expense increased $1,608,000, or 8.4%, and $10,243,000, or 19.6%, for the quarter and nine months ended September 30, 2012, compared to 2011. Incremental depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $740,000 and $5,547,000 and incremental amortization of Omniflight’s intangible assets was $329,000 and $2,301,000 for the quarter and nine months ended September 30, 2012, respectively. In addition, from the fourth quarter of 2011 through the third quarter of 2012, we added 27 aircraft subject to capital leases, totaling approximately $54.6 million, to our depreciable assets.

General and administrative (G&A) expenses increased $147,000, or 0.6%, and $13,564,000, or 22.5%, for the quarter and nine months ended September 30, 2012, respectively, compared to 2011, reflecting additional headcount required to manage increased operations as a result of the Omniflight acquisition. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and AMS regional administration. G&A expenses were 10.6% and 11.6% of revenue for the quarter and nine months ended September 30, 2012, compared to 12.6% and 12.9% of revenue for the quarter and nine months ended September 30, 2011. During the first quarter of 2012, we completed the consolidation of the Part 135 Air Carrier Certificate for Omniflight into the Air Methods certificate and completed the process of integrating other Omniflight overhead functions into existing departments. G&A expenses for the quarter and nine months ended September 30, 2012, also included $1,527,000 and $6,877,000, respectively, for severance related to the elimination of the chief operating officer position and incentive compensation accruals related to our financial performance. Expense related to incentive compensation totaled approximately $992,000 and $2,564,000 in the quarter and nine months ended September 30, 2011, respectively. Expenses for the quarter and nine months ended September 30, 2011, also included approximately $1,509,000 and $1,759,000 in transaction costs and employee severance related to the acquisition of Omniflight.

Interest expense decreased $361,000, or 6.7%, and increased $1,683,000, or 11.8%, for the quarter and nine months ended September 30, 2012, compared to the quarter and nine months ended September 30, 2011. The increase in the nine-month period is primarily due to interest recorded on capital lease obligations, totaling approximately $26.0 million as of September 30, 2012, assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.3% for the nine months ended September 30, 2012. In addition, we carried average balances of $23.8 million and $22.0 million against our line of credit during the quarter and nine months ended September 30, 2012, respectively, compared to no borrowings against our line in the nine months ended September 30, 2011. The line of credit bears interest at a variable rate which averaged 3.2% for the nine months ended September 30, 2012. These increases were offset entirely during the third quarter by the effect of reduction in principal balances for long-term debt and capital lease obligations as a result of regularly scheduled payments; lease buyouts relating to obligations totaling $39.4 million during the nine months ended September 30, 2012; and the payoff of our previous $50 million term loan in July 2011.

Income tax expense was $19,073,000 and $46,551,000, at effective tax rates of 40.7%, and 39.4%, for the quarter and nine months ended September 30, 2012, respectively, compared to $12,616,000 and $22,783,000, at effective tax rates of 40.5% and 40.0%, for the quarter and nine months ended September 30, 2011, respectively. The rate in 2012 was affected by apportionment factor adjustments which increased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in income tax expense of $667,000 for the quarter and nine months ended September 30, 2012. Excluding the effect of this change, the effective tax rate was 39.2% and 38.8% for the quarter and nine months ended September 30, 2012, respectively. The decrease in this revised rate compared to 2011 is primarily the result of a decrease in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2012, was $174,330,000, compared to $85,011,000 at December 31, 2011. Cash generated by operations was $96,331,000 in 2012, compared to $54,304,000 in 2011, reflecting the improvement in operations described above. In 2012, we have increased our accrual for current income taxes payable by approximately $7.2 million based on estimated 2012 taxable income, net of quarterly estimated payments already made. Days’ sales outstanding (DSO’s) for community-based services, measured by comparing net patient transport revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 94 days at December 31, 2011, to 107 days at September 30, 2012. DSO’s as of September 30, 2011, were 92 days. We believe that the increase in DSO’s is primarily related to delays in the internal payer verification process during the third quarter of 2012, which have been mitigated since quarter-end.

Cash used by investing activities totaled $31,453,000 in 2012 compared to $229,364,000 in 2011. In addition to the working capital adjustment of $3.2 million to the purchase price for Omniflight, equipment acquisitions in 2012 included the buy-out of 34 previously leased aircraft for approximately $52.3 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases. We also sold ten other aircraft for $8.9 million during 2012. In addition to the purchases of Omniflight and URS, equipment acquisitions in 2011 included the buy-out of sixteen previously leased aircraft for approximately $17.4 million. We sold five aircraft for $5.9 million during 2011.

Financing activities used $64,633,000 in 2012 compared to providing $116,865,000 in 2011. The primary uses of cash in both 2012 and 2011 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. Lease buy-outs of $39.4 million in 2012 were funded primarily through borrowings under our line of credit and cash from current operations. In 2011 we used cash reserves to retire our previous term loan and proceeds from the $200 million term loan under our Amended Credit Facility to fund the acquisition of Omniflight.

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

Revenue Recognition

Fixed hospital contract  revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the nine months ended September 30, 2012, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $12,428,000 in patient transport revenue.

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

There have been no material changes in market risk at September 30, 2012, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

●
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

On November 8, 2012, the Board of Directors approved the Company’s First Amended and Restated Bylaws, effective immediately upon adoption. The amendments comprise general updates to the Bylaws and include the following:

•
Amendments to Article IV to provide a conduct of business provision for committees of the Board of Directors, including quorum requirements, vote requirements and ability to take action by consent in writing or by electronic transmission.

•	Amendments to Article V, including:
•
Amendments to Section 1 to limit the Company’s required officers to a president, a chief executive officer and a secretary, and provide the Board of Directors with discretion in additional officer positions; and

•	Amendments to Section 2 to add standard removal, resignation and vacancy provisions relating to officer positions.
•	Amendments to Article VI, including:
•	Addition of Section 3 providing for the right of an indemnitee to bring suit against the Company to recover any unpaid claim for indemnification;
•	Addition of Section 4 explicitly providing that the rights to indemnification and advancement of expenses set forth in the Bylaws are not exclusive rights;
•	Addition of Section 5 providing for the Company’s option to maintain insurance protecting directors, officers, employees and agents for expenses, liabilities or losses;
•
Addition of Section 7 providing for indemnification against expenses incurred in connection with any director, officer, employee or agent’s participation as a witness in any proceeding based on his or her position with the Company; and

•	Addition of Section 8 providing for ability to enter into indemnification agreements with any director, officer, employee or agent of the Company.
•	Addition of Article VII to add standard provisions with respect to the Company’s stock certificates, transfers of stock, setting of record dates and lost or destroyed stock certificates.
•	Addition of Article IX to add standard provisions regarding the Company’s corporate seal, ability to rely on the Company’s books and records and the Company’s fiscal year.
•	Certain other technical and clarifying amendments to matters of administration and process.

The foregoing is a summary of the amendments made to the Company’s Bylaws. This summary is qualified in its entirety by reference to full text of the First Amended and Restated Bylaws dated November 8, 2012, a copy of which is attached as an exhibit hereto and incorporated herein by reference.

Item 6.	Exhibits

3.1	First Amended and Restated Bylaws

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 9, 2012	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: November 9, 2012	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: November 9, 2012	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer