Form 10-K
period 2012-12-31
AIR METHODS CORP
filed 2013-03-01
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Commission file number   0-16079

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
Yes ☒  No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,144,780,000

The number of outstanding shares of Common Stock as of February 22, 2013, was 38,815,936.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2013 annual meeting of stockholders.

To Form 10-K

i

PART III

ii

PART I

ITEM 1. BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. Rocky Mountain Holdings, LLC (RMH); FSS Airholdings, LLC (FSS); Mercy Air Service, Inc. (Mercy Air); LifeNet, Inc. (LifeNet); United Rotorcraft Solutions, LLC (URS); OF Air Holdings Corporation; and Sundance Helicopters, Inc., all operate as wholly-owned subsidiaries of Air Methods. FSS is the parent company of CJ Systems Aviation Group, Inc. (CJ). OF Air Holdings Corporation is the parent company of Omniflight Helicopters, Inc. (Omniflight).

On December 31, 2012, we acquired 100% of the outstanding common stock of Sundance Helicopters, Inc., and all of the aircraft owned by two affiliated entities (collectively, Sundance). The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group. Sundance provides helicopter tour operations, focusing primarily on Grand Canyon helicopter tours, as well as helicopter services to support firefighting, natural resource agency operations, vertical lifts, aerial photography/motion pictures, news gathering, and aerial surveying. Sundance operates a fleet of 24 helicopters consisting of Eurocopter AS350s and EC130s. Because the acquisition was effective after the close of business on December 31, 2012, no operations for Sundance are reflected in our consolidated statements of income and cash flows for the year ended December 31, 2012. Sundance operations will comprise a new Tourism operating segment beginning in 2013.

As of December 31, 2012, our Air Medical Services (AMS) Division provided air medical transportation services in 42 states to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). We transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our United Rotorcraft Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

Air Medical Services Division

Effective September 1, 2012, we combined two of our operating segments, Community-Based Services (CBS) and Hospital-Based Services (HBS), into a single operating segment reporting to the President of Air Medical Services. The decision to combine CBS and HBS delivery models for air medical transportation services was made in order to improve efficiency and communication between regional management. In addition, with increasing conversion of HBS contracts into CBS operations and the development of alternative delivery models in partnering with hospitals to provide air medical transportation services, the lines between the two delivery models have become less distinct.

Services provided by our AMS Division include medical care, aircraft operation and maintenance in accordance with Federal Aviation Regulations (FAR) Part 135 standards, 24-hour communications and dispatch, and medical billing and collections. Aircraft are typically based at fire stations, airports, or hospital locations. Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing patient transport revenue to fluctuate accordingly. AMS contract revenue consists of approximately 80% fixed monthly fees and 20% hourly flight fees under exclusive operating agreements with hospitals or other institutions. These fees are earned regardless of when, or if, the customer is reimbursed for these services by its patients, their insurers, or the federal government. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of AMS contract revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The division operates 394 helicopters and 21 fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR). Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all of our community-based locations and some of our hospital-based locations are conducted from our national center in Omaha, Nebraska. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and transfer center services to outside third parties.

In 2012 we opened eight new community-based locations and closed four due to insufficient flight volume. Three of the four locations closed in 2012 had been acquired as part of the Omniflight Helicopters, Inc., acquisition in August 2011. We began operations under a new three-year contract with a hospital in New Jersey in the second quarter of 2012 and under a new agreement with a military base in New York during  the third quarter. In the fourth quarter of 2012, we began operations under a new five-year agreement with a hospital in Colorado. Four of our hospital customers expanded their service areas, resulting in six new bases of operation. Twenty-two AMS contracts were due for renewal in 2012, ten of which were renewed for terms ranging from one to four years. Eight other contracts were extended into 2013 to allow additional time for contract discussions, and one contract converted to independent operations upon expiration in 2012. Two customers, representing four base locations, gave notice of intent to terminate during the first quarter of 2013 and another is in the process of converting operations to community-based services also during the first quarter of 2013.

During the third quarter of 2011, we entered into a preferred provider agreement (PPA) with Community Health Systems Professional Services Corporation (CHS) to provide air medical transport services to CHS-affiliated hospitals. As of December 31, 2012, approximately 70% of all CHS-affiliated hospitals had been transitioned onto the PPA air medical transport request protocols. Patient transports originating at CHS-affiliated hospitals increased by approximately 900 in 2012 compared to 2011.

Competition comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical base of operation. Operators generally compete for AMS contracts on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our patient care, training, maintenance and customer service; the medical capability of the aircraft we deploy; and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation and field maintenance operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

United Rotorcraft Division

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

As of December 31, 2012, projects in process included 25 HH-60M units and two aircraft medical interior kits for a commercial customer. We also had received contracts for three aircraft medical interiors for commercial customers. Deliveries under all contracts in process or received as of December 31, 2012, are expected to be completed by the fourth quarter of 2013, and remaining revenue is estimated at $2.8 million. In January 2013, we received an agreement for 114 additional HH-60M units totaling $44.8 million with deliveries through 2017.

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

Employees

As of December 31, 2012, excluding Sundance, we had 3,710 full time and 251 part time employees, comprised of 1,226 pilots; 674 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing/maintenance positions; 1,176 flight nurses and paramedics; 163 dispatch and transfer center personnel; and 722 business development, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

Our pilots are represented by a collective bargaining unit and the current collective bargaining agreement (CBA) is effective through December 2013.

Government Regulation

The healthcare and aviation industries in general are subject to significant federal, state, and local regulation that affects our business activities. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care or aviation industries in general, or what effect any such legislation or regulations may have on our business. Any failure or alleged failure to comply with applicable laws, or any adverse applications of or changes in the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

Federal Aviation Administration and U.S. Department of Transportation

We are subject to the Federal Aviation Act of 1958, as amended. All of our flight and maintenance operations—including equipment, ground facilities, dispatch, communications, flight training personnel and other matters affecting air safety—are regulated and actively supervised by the U.S. Department of Transportation through the FAA. Medical interiors and other aerospace products developed by us are subject to FAA certification and certain other regulatory approvals. In addition, the National Transportation Safety Board (NTSB) is authorized to investigate aircraft accidents and to recommend improved safety standards.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods and a subsidiary of Omniflight both hold Part 135 Air Carrier Certificates. Air Methods also holds a Part 145 Repair Station Certificate, which covers two master locations, from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2012, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

In the second quarter of 2011, the FAA commenced special inspections of helicopters equipped with Night Vision Imaging Systems (NVIS). For a cost of approximately $515,000 during 2012, we completed our remediation of certification issues surrounding a particular supplier of Supplemental Type Certificate (STC) modifications of helicopter cockpits for NVIS use and returned all impacted helicopters back to NVIS service. In 2012, as a result of the ongoing inspections, certification issues were identified in the United Rotorcraft Division’s NVIS STC documentation covering 145 of our aircraft. We anticipate that correcting the certification issues on these aircraft will extend into the fourth quarter of 2013 at a total cost of up to $2.5 million.

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

•
Health Insurance Portability and Accountability Act (HIPAA) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules addressing the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply. The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, modified and expanded the privacy and security requirements of HIPAA. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities and establishes new mandatory federal requirements for notification of breaches of security involving protected health information. The U.S. Department of Health and Human Services is responsible for enforcing the requirement that covered entities notify any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. On January 17, 2013, the Office for Civil Rights issued a final rule, with a compliance date of September 23, 2013, to implement the HITECH Act and make other modifications to the HIPAA and HITECH regulations. This rule expanded the potential liability for a breach involving protected health information to cover some instances where a subcontractor is responsible for the breaches and that individual or entity was acting within the scope of delegated authority under the related contract or engagement.

•
Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, (PPACA) is designed to increase access to health benefits for the uninsured or underinsured populations. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. Most of the provisions designed to increase access to health benefits for the uninsured or underinsured populations are not scheduled to take effect until 2014.

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry by conducting audits, evaluations, and investigations and, when appropriate, imposing civil monetary penalties, assessments, and administrative sanctions. From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil monetary penalties and/or other operating restrictions. Although we have policies and procedures in place to facilitate compliance in all material respects with the regulations affecting the health care industry, if a determination is made that we were in material violation of such regulations, our financial condition, results of operations, or cash flows could be materially adversely affected.

Other Regulations

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Market rules, and other federal and state securities laws. Certain of our operations are also subject to regulation under the Foreign Corrupt Practices Act and various laws related to the export of emergency medical interiors manufactured by United Rotorcraft, including among others, the U.S. Export Administration Regulations and the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls.  In addition, our operations are subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including the Occupational Safety and Health Administration regulations.

Available Information

Our internet site is www.airmethods.com. We make available free of charge, on or through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. Such reports are also available at www.sec.gov. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

ITEM 1A. RISK FACTORS

Our actual operating results may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those described below. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K.

•
Flight volume – Almost all patient transport revenue and approximately 20% of AMS contract revenue is dependent upon flight volume. Approximately 20% of our costs primarily associated with flight operations incurred during the year ended December 31, 2012, also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and therefore result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower patient transport revenue during these months. Flight volume related to patient transports can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has outpaced trends in the demand for service. Demand for air medical transportation may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of recent, high-profile accidents within the air medical industry; or questions regarding the medical necessity for certain transports. In addition, if hospitals within our service areas expand operations to include trauma centers, cardiac catheterization labs, and similar capabilities, the demand for our services may decrease. Conversely, a trend toward hospital consolidation may increase demand for air medical transportation. Finally, a number of our bases are located in rural areas throughout the United States and are difficult to staff with appropriate personnel, resulting in lower in-service rates and, therefore, lower flight volume.

•
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. For our independent service operations, we invoice patients and their insurers directly for services rendered and recognize revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. Some states have reduced or are planning to reduce Medicaid benefits or the number of citizens eligible for benefits. However, Medicaid represents a small percentage of the revenue we realize from patient transports. The collection rate is also impacted by changes in the cost of healthcare and health insurance, as well as economic pressures on employers. As the cost of healthcare increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced, resulting in an increase in the uninsured population. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $10.7 million to $11.7 million in pre-tax operating results. Similar to Medicaid reimbursement rates, Medicare rates are less than the cost of providing air medical transportation, and, therefore, our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. To the extent that healthcare reform or other forces result in a reversal of the trend away from insurance coverage, reimbursement rates may increase. Our ability to collect price increases in our standard charge structure has generally been limited to accounts covered by insurance providers. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for patient transports.

•
Billing investigations and audits – State and federal statutes impose substantial penalties—including civil and criminal fines, exclusion from participation in government programs, and imprisonment—on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for services. We believe that audits, inquiries, and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and healthcare providers and of our UR Division contracts. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to healthcare reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, may have a material adverse effect on our financial condition and results of operations.

•
Healthcare reform – One of the key goals of PPACA is to increase access to health benefits for the uninsured or underinsured populations, partially through new federal rules related to private health insurance offerings. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. The new federal rules in PPACA may create pricing pressure on private health insurance premiums and, as a result, pricing pressure on providers. PPACA also includes provisions that expand the government’s ability to combat healthcare program fraud, abuse, and waste. Because most of the provisions designed to increase access to health benefits for the uninsured or underinsured populations are not scheduled to take effect until 2014, a high degree of uncertainty exists regarding the impact of the PPACA on our collection rates. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to proposed public or private insurance exchanges, collection rates may decrease. Government-run programs, such as Medicare and Medicaid, may also impose additional discounts in determining their reimbursement rates to offset the cost of expanding coverage to a greater number of participants. In addition, states are allowed to opt out of the Medicaid expansion, which may limit the number of uninsured patients which receive coverage.

•
Completion and integration of acquisitions – On December 31, 2012, we acquired Sundance. We expect to continue to seek opportunities to grow through attractive acquisitions. However, acquisitions present a number of challenges, including significant effort to assimilate the operations, financial and accounting practices, and information systems, and to integrate key personnel from the acquired business. To manage our growth effectively, we must expand and improve our operational, financial, and management controls, information systems, and procedures. Acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations. We may not realize the anticipated benefits of the Sundance acquisition or any future acquisitions, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider any acquisition to be inappropriately priced.

•
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from American Eurocopter Corporation (AEC) and Bell Helicopter, Inc. (Bell) and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2012, AEC aircraft comprise 83% of our helicopter fleet while Bell aircraft constitute 15%. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations. Based upon the manufacturing capabilities and industry contacts of AEC, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for AEC, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us.

•
Disposition of aircraft – We are dependent upon the secondary used aircraft market to dispose of older models of aircraft as part of our ongoing fleet rejuvenation efforts. In the past several years, the demand for used aircraft has diminished. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition as part of our fleet rejuvenation usually have lower carrying costs than new aircraft. We have also been able to utilize some aircraft for spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

•
Employee unionization – Our pilots have been represented by a collective bargaining unit since September 2003, and the current CBA is effective through December 2013. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. Wage increases stipulated in the CBA are consistent with our expectations of increases for other work groups during the next year. Union personnel have also actively attempted to organize other employee groups in the past, and these groups may elect to be represented by unions in the future.

•
Competition – We face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. A number of hospitals and healthcare institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition, we face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments for patient transports. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing AMS contracts or market share in the future.

•
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most AMS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In independent model operations, our personnel perform medical procedures on transported patients, which may expose us to significant direct legal exposure to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. In addition, loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationships with such hospitals. Approximately 46% of any increases in hull and liability insurance may be passed through to our AMS contract customers according to contract terms.

•
Fuel costs – Fuel accounted for 3.8% of total operating expenses for the year ended December 31, 2012. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our AMS hospital contract customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for independent operations may be limited by economic and competitive conditions and by reimbursement rates established by Medicare, Medicaid, and insurance providers. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2012, fuel derivatives covered approximately 86% of our fuel consumption, and in the first quarter of 2013, we entered into fuel derivatives to cover approximately 75% of our anticipated fuel consumption for 2013.

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

•
Restrictive debt covenants – Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness and to engage in various corporate transactions such as mergers, acquisitions, asset sales and the payment of future cash dividends. These covenants may restrict future growth through the limitation on acquisitions and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns or decreases in flight volume due to overall economic conditions not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

•
Technology and information systems – We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our flight, dispatch and collection operations. We have undertaken substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security and disaster recovery measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can no assurance our safety and security measures or our disaster recovery plan will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our patients and regulators, which could result in fines, litigation, or negative publicity.

•
Governmental regulation – The air medical transportation services and products industry is subject to extensive regulation by governmental agencies, including the FAA and Centers for Medicare and Medicaid Services (CMS), which imposes significant compliance costs on us. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenue from flight operations. Further, failure to comply with these extensive laws and regulations or the terms or conditions may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some of or all of our operations. NTSB hearings into accidents may result in the promulgation of additional regulations for our industry.

•
Government contracting – Approximately 3.4% of our revenue for the year ended December 31, 2012, was derived from contracts with the U.S. government, including United Rotorcraft contracts for the manufacture of interiors for the U.S. Army’s HH-60M helicopter. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. United Rotorcraft is also sensitive to U.S. military budgets, which may be impacted by numerous economic and political factors and which may fluctuate based on the policies of the current administration or Congress. In addition, the specific government programs in which we participate, or in which we may seek to participate in the future, compete with other programs for consideration during the budget formulation and appropriation processes. One or more of the programs that we currently support could be phased out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on the competitive position, results of operations, cash flows or financial condition of the United Rotorcraft Division.

•
Debt and lease obligations – We are obligated under debt facilities and capital lease arrangements providing for up to approximately $677.2 million of indebtedness, of which approximately $644.2 million was outstanding at December 31, 2012, and operating lease obligations which total $44.8 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

•
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of the directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2012, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

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

Equipment and Parts

As of December 31, 2012, our aircraft fleet consisted of 178 Company-owned aircraft and 195 leased aircraft, including aircraft acquired in the Sundance transaction. The table below also includes 67 aircraft owned by AMS customers and operated by us under contracts with them.

Type	AMS Division	AMS Customer- Owned	Sundance	Total

Single-Engine Helicopters:
Bell 206	3	--	--	3
Bell 407	33	9	--	42
Eurocopter AS 350	106	4	20	130
Eurocopter EC 130	39	--	4	43
Total Single-Engine	181	13	24	218
Twin-Engine Helicopters:
Bell 222	10	--	--	10
Bell 412	3	--	--	3
Bell 429	1	1	--	2
Bell 430	--	4	--	4
Eurocopter AS 365	2	5	--	7
Eurocopter BK 117	47	7	--	54
Eurocopter EC 135	77	9	--	86
Eurocopter EC 145	7	20	--	27
Boeing MD 902	1	1	--	2
Agusta 109	1	3	--	4
Agusta 119	1	--	--	1
Total Twin-Engine	150	50	--	200
Total Helicopters	331	63	24	418

Airplanes:
Piper Saratoga	--	--	1	1
King Air B 100	1	--	--	1
King Air B 200	2	1	--	3
Pilatus PC 12	14	3	--	17
Total Airplanes	17	4	1	22
TOTALS	348	67	25	440

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

On January 30, 2013, we were served with a purported class action lawsuit, Helmick and Williams v. Air Methods Corporation, filed in Superior Court in Alameda County, California. We will file our Answer and Affirmative Defenses on March 4, 2013. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition within the jurisdiction of the state of California. Plaintiff is seeking compensatory damages and other applicable statutory damages, penalties and wages under the Labor Code, and attorneys' fees, interest and costs.

We are currently evaluating the merits of the lawsuit and plan to vigorously defend against this suit. However, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, or legal costs.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from helicopter accidents, employment-related claims and claims from patients transported by our company alleging negligent medical care or transport. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market® under the trading symbol "AIRM." The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All prices presented have been retroactively adjusted for a 3-for-1 stock split which was effective on December 28, 2012, and is described in further detail in Note 9 to the consolidated financial statements.

Year Ended December 31, 2012
Common Stock	High	Low

First Quarter	$30.61	$26.47
Second Quarter	32.75	27.06
Third Quarter	40.35	31.84
Fourth Quarter	40.26	34.49

Year Ended December 31, 2011
Common Stock	High	Low

First Quarter	$22.42	$16.80
Second Quarter	25.26	19.75
Third Quarter	25.38	18.91
Fourth Quarter	29.43	20.83

As of February 22, 2013, there were approximately 192 holders of record of our common stock. We estimate that we have approximately 2,900 beneficial owners of common stock.

On December 28, 2012, we paid a special cash dividend of $7.00 per share (on a pre-split basis) on our common stock to stockholders of record at the close of business on December 20, 2012. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2007 through December 31, 2012, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of 500 publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Alpine Air Express, Inc.; Atlas Air Worldwide Holdings, Inc.; Avantair, Inc.; Bristow Group, Inc.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2007, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Air Methods Corporation, the S&P 500 Index, and SIC Code 4522: Non-Scheduled Air Transport

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Air Methods Corporation
S&P 500
SIC Code 4522: Non-Scheduled Air Transport

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12
AIR METHODS CORPORATION	100.00	32.19	67.69	113.29	170.02	237.42
S & P 500	100.00	63.00	79.67	91.67	93.61	108.59
PEER GROUP	100.00	39.51	65.89	88.57	87.60	107.32

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the years ended December 31, 2012 and 2011, increased in part as a result of the acquisition of Omniflight in August 2011. Total assets as of December 31, 2012, also increased in part as a result of the acquisition of Sundance in December 2012. All share and per share amounts presented below have been retroactively adjusted to reflect the 3-for-1 stock split effected in December 2012.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data:
Revenue	$850,812	660,549	562,002	514,298	501,447

Operating expenses	(578,457)	(481,576)	(409,578)	(389,132)	(391,819)
General and administrative expenses	(102,023)	(85,500)	(69,226)	(64,963)	(67,480)
Other expense, net	(17,388)	(16,171)	(15,242)	(16,337)	(15,958)
Income before income taxes	152,944	77,302	67,956	43,866	26,190
Income tax expense	(59,792)	(30,728)	(25,199)	(16,954)	(9,725)

Net income	$93,152	46,574	42,757	26,912	16,465

Basic income per common share	$2.41	1.23	1.14	.73	.45

Diluted income per common share	$2.39	1.21	1.13	.72	.44

Weighted average number of shares of Common Stock outstanding - basic	38,594,286	37,999,422	37,489,539	36,803,181	36,465,432

Weighted average number of shares of Common Stock outstanding - diluted	39,044,468	38,482,785	37,789,242	37,303,758	37,591,143

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,118,863	1,028,471	723,110	694,338	689,287
Long-term liabilities	675,801	569,861	374,288	391,344	403,695
Stockholders' equity	299,610	287,902	233,429	185,573	151,536

SELECTED OPERATING DATA

	2012	2011		2010	2009	2008
For year ended December 31:
Patient transports	55,976	45,480	(1)	40,046	39,613	42,394
As of December 31:
Community-based locations	169	165		110	102	98
AMS contract locations	141	136		126	132	147

(1)	Includes transports and missions for Omniflight locations from August 1 through December 31, 2011, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Sundance; our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In 2012 the AMS Division generated 97% of our total revenue, compared to 95% in 2011 and 96% in 2010.

•
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2012 the UR Division generated 3% of our total revenue, compared to 5% in 2011 and 4% in 2010.

See Note 16 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 80% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the year ended December 31, 2012, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 56,000 for 2012 compared to approximately 45,500 for 2011. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 44,900 in 2012 compared to 44,400 in 2011. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,698 lower in 2012 compared to 2011. Requests for service decreased by 1.2% for the year ended December 31, 2012, for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced, resulting in an increase in the uninsured population. Most of the significant provisions of the PPACA are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport increased 15.1% in the year ended December 31, 2012, compared to 2011, attributed to recent price increases. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for patient transports were as follows:

	For years ended December 31,
	2012	2011	2010
Gross billings	100%	100%	100%
Provision for contractual discounts	45%	44%	40%
Provision for uncompensated care	19%	19%	19%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. The increase in the percentage of uncollectible accounts in 2012 and 2011 also reflects the addition of Omniflight which had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts. In addition, the percentage of transports covered by insurance for Omniflight’s operations has historically been approximately three to four percentage points lower than the percentage of insured transports for the Company’s historical operations. The number of transports covered by insurance decreased from 35.4% of total transports for the year ended December 31, 2011, to 34.5% of total transports for the year ended December 31, 2012, with the decrease moving almost equally to Medicare and private patient payers.

•
Aircraft maintenance. AMS operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 15% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2011, we have taken delivery of 37 new aircraft and have commitments to take delivery of 47 additional aircraft over the next three years. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total maintenance expense increased 18.1% from the year ended December 31, 2011, to the year ended December 31, 2012, while total flight volume increased 14.5% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts, as well as the acquisition of Omniflight in August 2011.

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

•
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our pilots are represented by a collective bargaining unit and are covered under a CBA which is effective through December 31, 2013. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2012 compared to 2011

We reported net income of $93,152,000 for the year ended December 31, 2012, compared to $46,574,000 for the year ended December 31, 2011. The results for 2012 and for five months of 2011 include the impact of the Omniflight acquisition which closed in August 2011. Net reimbursement per patient transport increased 15.1% in 2012 compared to 2011, while Same-Base Transports were 1.0% higher over the same period.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $174,424,000, or 41.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, for the following reasons:
•	Net revenue of $74,560,000 from Omniflight’s patient transports from January 1, 2012, through July 31, 2012.
•
Increase of 15.1% in net reimbursement per transport for the year ended December 31, 2012, compared to 2011, due to the benefit of recent price increases net of the deterioration in payer mix described above.

•
Increase of 434, or 1.0%, in Same-Base Transports for the year ended December 31, 2012, compared to 2011. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,698 lower in 2012 compared to 2011. Requests for service decreased by 1.2% in 2012 for bases open greater than one year.

•
Incremental net revenue of $25,991,000 for the year ended December 31, 2012, generated from the addition of nineteen new bases, including seven bases resulting from the conversion of hospital contracts, during either 2012 or 2011.

•
Closure of five bases due to insufficient flight volume and the conversion of one base back to hospital-based operations during either 2012 or 2011, resulting in a decrease in net revenue of approximately $7,461,000 during the year ended December 31, 2012.

Air medical services contract revenue increased $18,021,000, or 8.7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, for the following reasons:
•	Net revenue of $13,694,000 from Omniflight’s air medical services contracts from January 1, 2012, through July 31, 2012.
•
Cessation of service under six contracts and the conversion of three contracts to community-based operations, as well as the closure of certain satellite locations at the option of three current customers, during either 2012 or 2011, resulting in a decrease in net revenue of approximately $18,660,000 for the year ended December 31, 2012.

•
Incremental net revenue of $14,792,000 for the year ended December 31, 2012, generated from the addition of three new air medical services contracts, the expansion of eight contracts to additional bases of operation, and the conversion of one community-based location back to hospital-based operations during either 2012 or 2011.

•
Decrease of approximately 1.3% in flight volume for the year ended December 31, 2012, for all contracts excluding Omniflight operations from January 1 through July 31, 2012; new contracts; contract expansions; and closed contracts.

•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $61,805,000, or 23.7%, for the year ended December 31, 2012, compared to 2011, for the following reasons:
•	Flight center costs of approximately $41,613,000 related to Omniflight’s operations from January 1, 2012, through July 31, 2012.
•	Increase of approximately $16,503,000 for the year ended December 31, 2012, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $10,086,000 for the year ended December 31, 2012, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $25,308,000, or 20.1%, for the year ended December 31, 2012, in comparison to 2011. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:
•
Increase in aircraft maintenance expense of $16,102,000, or 18.1%, to $105,142,000. Total flight volume increased 14.5% for 2012 compared to 2011. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

•
Increase of approximately 8.2% in the cost of aircraft fuel per hour flown. Total fuel costs increased $6,075,000 to $25,623,000 for 2012 compared to 2011. During both 2012 and 2011 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering approximately 86% of our fuel consumption for 2012 and essentially all of our consumption in 2011. Fuel expense included non-cash mark to market derivative losses of $257,000 for 2012 compared to $800,000 for 2011. Cash settlements under the terms of the agreements totaled $1,131,000 in 2011. We received no cash settlements under the agreements in 2012.

•	Decreases in hull insurance rates effective July 2012 and 2011.
•	Incremental aircraft operating expenses related to the Omniflight fleet were approximately $18,410,000 from January 1, 2012 through July 31, 2012.

United Rotorcraft Division

Medical interiors and products revenue decreased $1,630,000, or 5.4%, for the year ended December 31, 2012, compared to 2011. Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and ten aircraft medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2012, was as follows:
•	$14,460,000 – governmental entities
•	$14,372,000 – commercial customers

Significant projects in process during 2011 included work under two contracts to produce a total of fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter, 53 interiors for an older generation of the U.S. Army’s Blackhawk helicopter, approximately 187 MEV litter systems, and seven aircraft medical interior kits for commercial customers. Revenue by product line for the year ended December 31, 2011, was as follows:
•	$21,160,000 – governmental entities
•	$9,302,000 – commercial customers

Cost of medical interiors and products decreased $564,000, or 2.6%, for the year ended December 31, 2012, as compared to the previous year, due primarily to changes in sales volume and product mix. Costs in 2012 also included development and design work on aircraft interior configurations for commercial customers, leading to higher engineering and certification costs and to lower profit margins.

General Expenses

Depreciation and amortization expense increased $9,647,000, or 13.2%, for the year ended December 31, 2012. Incremental depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $5,547,000, and amortization of Omniflight’s intangible assets totaled $2,301,000 from January 1, 2012, through July 31, 2012. In addition, from the fourth quarter of 2011 through the end of 2012, we added 30 aircraft subject to capital leases, totaling approximately $60.3 million, to our depreciable assets.

General and administrative (G&A) expenses increased $16,523,000, or 19.3%, for the year ended December 31, 2012, compared to 2011. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, and AMS program administration. G&A expenses were 12.0% of revenue for 2012, compared to 12.9% of revenue for 2011. During the first quarter of 2012, we completed the consolidation of the Part 135 Air Carrier Certificate for Omniflight into the Air Methods certificate and completed the process of integrating other Omniflight overhead functions into existing departments. G&A expenses for 2012 also included $9,451,000 for severance related to the elimination of the chief operating officer position and incentive compensation accruals related to our financial performance. Expense related to incentive compensation totaled approximately $4,567,000 in 2011. Expenses for 2011 also included approximately $2,283,000 in transaction costs and employee severance related to the acquisition of Omniflight. We also incurred approximately $1,678,000 in expenses during the fourth quarter of 2011 related to transitioning Omniflight’s G&A functions into existing Air Methods departments.

Interest expense increased $579,000, or 2.9%, for the year ended December 31, 2012, compared to 2011. The increase is primarily due to interest recorded on capital lease obligations, totaling approximately $17.0 million as of December 31, 2012, assumed in the Omniflight acquisition and to interest incurred on the $200 million term loan originated in July 2011 to fund the acquisition of Omniflight. The term loan bears interest at a variable rate which averaged 2.2% for the year ended December 31, 2012, compared to 2.4% for the year ended December 31, 2011. In addition, we carried an average balance of $24.4 million against our line of credit during 2012, compared to $1.6 million in 2011. The line of credit bears interest at a variable rate which averaged 3.1% for 2012. These increases were offset in part by the effect of reduction in principal balances for long-term debt and capital lease obligations as a result of regularly scheduled payments; lease buyouts relating to obligations totaling $51.2 million; and the payoff of our previous $50 million term loan in July 2011.

Income tax expense was $59,792,000, or 39.1% of income before taxes in 2012 and $30,728,000, or 39.8% of income before taxes in 2011. The rate in 2012 was affected by apportionment factor adjustments which increased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in income tax expense of $667,000 for the year ended December 31, 2012. Excluding the effect of this change, the effective tax rate was 38.7% in 2012. The decrease in this adjusted rate compared to 2011 is primarily the result of a decrease in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Year ended December 31, 2011 compared to 2010

We reported net income of $46,574,000 for the year ended December 31, 2011, compared to $42,757,000 for the year ended December 31, 2010. The results for 2011 include the impact of the Omniflight acquisition effective August 1, 2011. Net reimbursement per patient transport increased 10.6% in 2011 compared to 2010, while Same-Base Transports were 6.9% lower over the same period.

Air Medical Services

Patient transport revenue increased $86,443,000, or 26.2%, for the year ended December 31, 2011, compared to 2010, for the following reasons:
•	Net revenue of $49,474,000 from Omniflight’s patient transports from the acquisition date through December 31, 2011.
•
Increase of 10.6% in net reimbursement per transport for year ended December 31, 2011, compared to 2010, due to the benefit of recent price increases net of the change in payer mix resulting from the Omniflight acquisition described above.

•
Decrease of 2,718, or 6.9%, in Same-Base Transports for the year ended December 31, 2011, compared to 2010. Cancellations due to unfavorable weather conditions for locations open longer than one year were 508 higher in 2011 compared to 2010. Requests for service decreased by 4.5% in 2011 for bases open greater than one year.

•
Incremental net revenue of $26,135,000 for the year ended December 31, 2011, generated from the addition of nineteen new bases, including eleven bases resulting from the conversion of hospital contracts, during either 2011 or 2010.

•	Closure of three bases during 2010 and one during 2011 due to insufficient flight volume, resulting in a decrease in net revenue of approximately $4,431,000 during the year ended December 31, 2011.

Air medical services contract revenue increased $2,934,000, or 1.4%, for the year ended December 31, 2011, compared to 2010, for the following reasons:
•	Net revenue of $11,987,000 from Omniflight’s air medical services contracts from the acquisition date through December 31, 2011.
•
Cessation of service under three contracts and the conversion of five contracts to community-based services during either 2011 or 2010, resulting in a decrease in net revenue of approximately $16,903,000 for the year ended December 31, 2011.

•
Incremental net revenue of $5,771,000 for the year ended December 31, 2011, generated from the expansion of six contracts to additional bases of operation during either 2011 or 2010 and from the conversion of one community-based location back to hospital-based operations in 2011.

•
Decrease of 2.2% in flight volume for the year ended December 31, 2011, for all contracts excluding contract expansions and closed contracts discussed above, as well as Omniflight’s air medical services contracts from the acquisition date through December 31, 2011.

•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs increased $44,271,000, or 20.5%, to $260,363,000 for the year ended December 31, 2011, compared to 2010. During the fourth quarter of 2011, we recorded $2,179,000 for retroactive adjustments in pay resulting from the new CBA negotiated with our pilots and $600,000 in additional workers compensation expense related to a fatal accident experienced in 2011. Increase is due to the following:
•	Flight center costs of approximately $28,817,000 related to Omniflight’s operations from the acquisition date through December 31, 2011.
•	Increase of approximately $12,633,000 for the year ended December 31, 2011, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $8,008,000 for the year ended December 31, 2011, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $11,783,000, or 10.3%, for the year ended December 31, 2011, in comparison to 2010, for the following reasons:
•
Increase in aircraft maintenance expense of $4,328,000, or 5.1%, to $89,040,000. Total flight volume increased 13.1% for 2011 compared to 2010. Excluding the impact of the Omniflight fleet, aircraft maintenance expense decreased 7.2% for 2011 compared to 2010, and total flight volume, excluding the Omniflight fleet, increased 1.4%. The decrease in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. In addition, during 2011 we became qualified to bring repairs and overhauls of certain aircraft engines in-house, resulting in a decrease of approximately 20% in the repair costs associated with this engine type.

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

United Rotorcraft Division

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

Depreciation and amortization expense increased $9,241,000, or 14.5%, for the year ended December 31, 2011. Depreciation related to Omniflight’s fixed assets, including aircraft under capital leases, was approximately $4,040,000 from the acquisition date through December 31, 2011. Amortization of Omniflight’s intangible assets totaled $1,643,000 for 2011 and was allocated entirely to the AMS division. In addition, during 2011 we added 24 aircraft subject to capital leases, totaling approximately $46.7 million, to our depreciable assets.

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

Income tax expense was $30,728,000, or 39.8% of income before taxes in 2011 and $25,199,000, or 37.1% of income before taxes in 2010. The rate in 2010 was affected by apportionment factor adjustments which reduced our expected blended state rate by approximately $300,000 and adjustments to previously filed state income tax returns which also reduced state income tax expense by approximately $625,000. These adjustments represented 1.3% of income before taxes in 2010. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2012 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$404,478	23,796	59,014	315,556	6,112
Interest payments (1)	36,072	8,976	15,036	11,800	260
Total long-term debt obligations	440,550	32,772	74,050	327,356	6,372

Capital leases	239,680	39,343	77,951	65,304	57,082
Interest payments	31,398	8,863	12,639	6,558	3,338
Total capital lease obligations	271,078	48,206	90,590	71,862	60,420

Operating leases	44,834	10,118	11,727	4,623	18,366
Aircraft purchase commitments	158,010	24,590	133,420	--	--

Total	$914,472	115,686	309,787	403,841	85,158

(1)
Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances of $289,711,000 as of December 31, 2012. Variable interest was estimated using the weighted average rate in effect during 2012 for each note and the average balance outstanding against the revolving credit facility during 2012.

Balloon payments on long-term debt are due as follows:
•	$4,710,000 in 2013
•	$9,289,000 in 2014
•	$3,513,000 in 2015
•	$2,504,000 in 2016
•	$264,503,000 in 2017
•	$4,375,000 in 2018

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2012, we had open purchase commitments totaling $158.0 million for 47 aircraft scheduled to be delivered from 2013 through 2015. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $9.5 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2012, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2013. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

Letters of Credit

As of December 31, 2012, we had four letters of credit totaling $3,025,000 in lieu of cash deposits on workers compensation insurance policies and other obligations and as performance security under an operating agreement. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

We had cash and cash equivalents of $3,818,000 and working capital of $163,353,000 at December 31, 2012, compared to cash and cash equivalents of $3,562,000 and working capital of $85,011,000 at December 31, 2011. Cash generated by operations totaled $151,295,000 in 2012 compared to $94,771,000 in 2011. In 2012, we received refunds of $14.7 million for aircraft purchase deposits when permanent financing was arranged. Days’ sales outstanding (DSO’s) for patient transports, measured by comparing net patient transport revenue for the annualized previous 3-month period to outstanding open net accounts receivable, increased from 94 days at December 31, 2011, to 106 days at December 31, 2012. During the first quarter of 2013, we increased staffing in the billing office for the purpose of decreasing DSO’s.

Cash used for investing activities totaled $109,999,000 in 2012, compared to $250,928,000 in 2011. In addition to the working capital adjustment of $3.2 million to the purchase price for Omniflight, equipment acquisitions in 2012 included the buy-out of 49 previously leased aircraft for approximately $65.7 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases. We also sold fourteen other aircraft for $11.6 million during 2012. In addition to the purchases of Omniflight and URS, equipment acquisitions in 2011 included the purchase of one aircraft and the buy-out of 29 previously leased aircraft for approximately $35.2 million. We sold five aircraft for $5.9 million during 2011.

Financing activities used $41,040,000 in 2012 compared to providing $99,009,000 in 2011. The primary uses of cash in both 2012 and 2011 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. In 2012 the payment of a special cash dividend of $91.6 million was funded by an additional $100 million term loan under our senior credit facility. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends. Lease buy-outs of $51.2 million in 2012 were funded primarily through borrowings under our line of credit and cash from current operations. We also used additional draws against our line of credit to fund the purchase of Sundance on December 31, 2012. In 2011 we used cash reserves to retire our previous term loan and proceeds from the $200 million term loan under our Restated Revolving Credit, Term Loan and Security Agreement to fund the acquisition of Omniflight. We began making scheduled quarterly principal payments on the term loan beginning with the quarter ended September 30, 2011. We also drew against our line of credit in 2011 to fund the buy-out of leased aircraft.

Senior Credit Facility

Our senior credit facility consists of term loans with a balance of $287,500,000 as of December 31, 2012, and a revolving credit facility. As of December 31, 2012, we had $67,000,000 outstanding against the $100 million revolving credit facility and available capacity on the facility of $29,975,000. The capacity available on the revolving credit facility is reduced by four outstanding letters of credit totaling $3,025,000.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments are due beginning in 2013 as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2012, the interest rate on the term loans was 1.75% and on the revolving credit facility was 3.75%.

Subject to certain conditions, the Company may borrow an additional $100 million under the senior credit facility in the form of term or revolving loans. The maturity date and the interest rate on the additional borrowings would be the same as all other outstanding borrowings under the senior credit facility.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare future dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2012, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the year ended December 31, 2012, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $16,552,000 in patient transport revenue.

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

Deferred Income Taxes

In preparation of the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciable assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We then assess the likelihood that deferred tax assets will be recoverable from future taxable income in the respective federal or state jurisdiction as appropriate and record a valuation allowance for those amounts we believe are not likely to be realized. We consider estimated future taxable income, tax planning strategies, and the expected timing of reversals of existing temporary differences in assessing the need for a valuation allowance against deferred tax assets. Establishing or increasing a valuation allowance in a period increases income tax expense. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. The effect on deferred income tax assets and liabilities of a change in statutory tax rates applicable to the Company is also recognized in income in the period of the change. We evaluate the recognition and measurement of uncertain tax positions based on the facts and circumstances surrounding the tax position and applicable tax law and other tax pronouncements. Changes in our estimates of uncertain tax positions would be recognized as an adjustment to income tax expense in the period of the change.

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

Goodwill Valuation

The Company’s goodwill relates to seven acquisitions and has been allocated to our reporting units. During the first quarter of 2012, we adopted ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and the change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2012, we determined that it is not likely that the fair value of any reporting unit is less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after this assessment, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, it is required to determine whether impairment exists by comparing the fair value with the carrying amount of the asset. The ASU is effective for periods beginning after September 15, 2012. Implementation of ASU No. 2012-02 did not have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had a balance of $67,000,000 at December 31, 2012, and $289,711,000 in notes payable. Based on the amounts outstanding at December 31, 2012, the annual impact of a change of 100 basis points in interest rates would be approximately $3,567,000. Interest rates on these instruments approximate current market rates as of December 31, 2012.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our AMS contract hospital customers pay for all fuel consumed in medical flights. Based on actual fuel usage for our patient transports for the year ended December 31, 2012, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $2,562,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for patient transports can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2012 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $3.50 per gallon for wholesale purchases in 2012, covering approximately 86% of our fuel consumption for the year. In the first quarter of 2013, we entered into fuel derivatives to protect against increases in the cost of Gulf Coast jet fuel above $3.55 per gallon covering approximately 75% of our anticipated fuel consumption for 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal controls over financial reporting of Sundance Helicopters, Inc. (Sundance), which was acquired on December 31, 2012. Sundance represents approximately $53.5 million of net assets as of December 31, 2012.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, and their report is included herein.

ITEM 9B.	OTHER INFORMATION

None.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2013, for the Annual Meeting of Stockholders to be held in May 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2013, for the Annual Meeting of Stockholders to be held in May 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2013, for the Annual Meeting of Stockholders to be held in May 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2013, for the Annual Meeting of Stockholders to be held in May 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2013, for the Annual Meeting of Stockholders to be held in May 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011, and 2010

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 20103

3.4	Amendment to Certificate of Incorporation, effective December 14, 20124

3.5	By-Laws as Amended5

3.6	First Amended and Restated Bylaws of Air Methods Corporation6

4.1	Specimen Stock Certificate7

10.1	Second Amended and Restated 2006 Equity Compensation Plan8

10.2	Form of Restricted Stock Grant Agreement9

10.3	Form of Non-Qualified Stock Option Agreement10

10.4	Form of Incentive Stock Option Agreement10

10.5	Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated September 24, 201211

10.6	Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated September 24, 201211

10.7	Amended and Restated Employment Agreement between the Company and Trent J. Carman, dated September 24, 201211

10.8	Amended and Restated Employment Agreement between the Company and Sharon J. Keck, dated September 24, 201211

10.9	Amended and Restated Employment Agreement between the Company and Edward T. Rupert, dated September 24, 201211

10.10
Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated as of July 5, 2011, among Air Methods Corporation and certain of its subsidiaries, certain lender parties named therein, KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent, and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent.12

10.11
Joinder and Amendment No. 1 to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated August 1, 2011, among Air Methods Corporation and certain of its subsidiaries, certain lender parties named therein, KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent, and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent. 13

10.12
Amendment No. 2 to Amended and Restated Revolving Credit, Term Loan and Security Agreement, dated December 14, 2012, among Air Methods Corporation, certain of its subsidiaries, certain lender parties named therein, KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent, and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent.4

10.13
Joinder to Amended and Restated Revolving Credit, Term Loan and Security Agreement, and Second Amendment to Pledge Agreement, dated December 31, 2012, among Air Methods Corporation, certain of its subsidiaries, certain lender parties named therein, KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner, PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent, BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent, and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent.14

10.14	Air Methods Corporation Economic Value Added Plan, adopted February 5, 200915

10.15	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at the 2012 Annual Meeting16

10.16	2011-2014 Bonus Program adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at Company’s 2012 Annual Meeting16

10.17	Air Methods Corporation 2012-2014 Bonus Program, adopted September 25, 201211

10.18	Agreement and Plan of Merger by and among Air Methods Corporation; Air Methods Acquisition Sub, Inc.; OF Air Holdings Corporation; and Wind Point Partners V, L.P., dated June 1, 201117

10.19
Stock Purchase Agreement by and among Air Methods Corporation, Sundance Helicopters, Inc., the sellers listed on Exhibit A thereto and for purposes of Article IX, the guarantors party thereto, dated December 20, 2012.

10.20	Collective Bargaining Agreement by and between the Office and Professional Employees International Union, Local 109, and Air Methods Corporation, effective December 15, 201118

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

4	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 17, 2012, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

7	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

11	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 28, 2012, and incorporated herein by reference.

12	Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 6, 2011, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated August 4, 2011, and incorporated herein by reference.

14	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 2012, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated February 5, 2009, and incorporated herein by reference.

16	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 28, 2012, and incorporated herein by reference.

17	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2011, and incorporated herein by reference.

18	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 1, 2013	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

 Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 1, 2013
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer	March 1, 2013
Trent J. Carman	Secretary and Treasurer

/s/ Sharon J. Keck	Chief Accounting Officer	March 1, 2013
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	March 1, 2013
C. David Kikumoto

/s/ George W. Belsey	Director	March 1, 2013
George W. Belsey

/s/ Ralph J. Bernstein	Director	March 1, 2013
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	March 1, 2013
Mark D. Carleton

/s/ John J. Connolly	Director	March 1, 2013
John J. Connolly

/s/ Jeffrey A. Dorsey	Director	March 1, 2013
Jeffrey A. Dorsey

/s/ Carl H. McNair, Jr.	Director	March 1, 2013
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	March 1, 2013
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz	Director	March 1, 2013
Morad Tahbaz

AIR METHODS CORPORATION
AND SUBSIDIARIES

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2012 and 2011	F-3

Consolidated Statements of Income,
Years Ended December 31, 2012, 2011, and 2010	F-5

Consolidated Statements of Stockholders' Equity,
Years Ended December 31, 2012, 2011, and 2010	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2012, 2011, and 2010	F-7

Notes to Consolidated Financial Statements,
December 31, 2012 and 2011	F-9

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011, and 2010	F-32

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired all of the outstanding common stock of Sundance Helicopters, Inc. and all of the aircraft owned by two affiliated entities of Sundance Helicopters, Inc. (collectively referred to as Sundance), during 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, Sundance’s internal control over financial reporting associated with total assets of $53.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sundance.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
March 1, 2013

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2012 and 2011
(Amounts in thousands, except share and per share amounts)

	2012	2011
Assets

Current assets:
Cash and cash equivalents	$3,818	3,562
Current installments of notes receivable	4	687
Receivables:
Trade, net (note 4 and 7)	232,929	187,056
Refundable income taxes	3,944	1,808
Other	2,838	1,924
	239,711	190,788

Inventories (note 7)	40,789	33,089
Work-in-process on medical interiors and products contracts	2,335	1,369
Assets held for sale	9,290	2,807
Costs and estimated earnings in excess of billings on uncompleted contracts (note 5)	585	1,854
Refundable deposits	2,149	14,146
Prepaid expenses and other current assets (note 6)	8,124	7,417

Total current assets	306,805	255,719

Property and equipment (notes 7 and 8):
Land	251	251
Flight and ground support equipment	417,303	343,069
Aircraft under capital leases	343,079	408,985
Aircraft rotable spare parts	54,176	44,020
Buildings and office equipment	44,785	41,824
	859,594	838,149
Less accumulated depreciation and amortization	(262,356)	(268,571)

Net property and equipment	597,238	569,578

Goodwill (notes 2 and 3)	120,029	115,117
Notes and other receivables, less current installments	113	117
Intangible assets, net of accumulated amortization of $8,019 and $4,374 at December 31, 2012 and 2011, respectively (note 2)	66,817	64,752
Other assets	27,861	23,188

Total assets	$1,118,863	1,028,471

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
December 31, 2012 and 2011
(Amounts in thousands, except share and per share amounts)

	2012	2011
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$3,570	27,940
Current installments of long-term debt (note 6 and 7)	23,796	18,889
Current installments of obligations under capital leases (note 8)	39,343	49,100
Accounts payable	15,847	15,890
Deferred revenue	4,506	4,493
Billings in excess of costs and estimated earnings on uncompleted contracts (note 5)	392	2,726
Accrued wages and compensated absences	21,614	20,267
Due to third party payers	6,426	5,604
Deferred income taxes (note 13)	11,797	7,654
Other accrued liabilities	16,161	18,145

Total current liabilities	143,452	170,708

Long-term debt, less current installments (note 6 and 7)	380,682	243,678
Obligations under capital leases, less current installments (note 8)	200,337	240,208
Deferred income taxes (note 13)	61,684	49,966
Other liabilities (note 8)	33,098	36,009

Total liabilities	819,253	740,569

Stockholders’ equity (notes 9 and 10):
Preferred stock, $1 par value. Authorized 15,000,000 shares,
none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 38,967,105 and 38,398,680 shares at December 31, 2012 and 2011, respectively; outstanding 38,761,462 and 38,218,680 shares at December 31, 2012 and 2011, respectively	2,324	764
Additional paid-in capital	104,585	95,960
Retained earnings	192,701	191,178

Total stockholders' equity	299,610	287,902
Commitments and contingencies (notes 7, 8, 14, and 15)
Total liabilities and stockholders' equity	$1,118,863	1,028,471

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2012	2011	2010
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$910,939	625,182	484,022
Provision for uncompensated care (note 4)	(320,221)	(208,888)	(154,171)
Patient transport revenue, net	590,718	416,294	329,851
Air medical services contract revenue (note 12)	224,956	206,935	204,001
Medical interiors and products revenue	28,832	30,462	22,447
Other	6,306	6,858	5,703
	850,812	660,549	562,002
Operating expenses:
Flight centers	322,168	260,363	216,092
Aircraft operations (note 6)	151,200	125,892	114,109
Cost of medical interiors and products sold	21,236	21,800	15,776
Depreciation and amortization	82,524	72,877	63,636
Loss (gain) on disposition of assets, net	1,329	644	(35)
General and administrative	102,023	85,500	69,226
	680,480	567,076	478,804

Operating income	170,332	93,473	83,198

Other income (expense):
Interest expense	(20,651)	(20,072)	(19,176)
Other, net	3,263	3,901	3,934

Income before income taxes	152,944	77,302	67,956

Income tax expense (note 13)	(59,792)	(30,728)	(25,199)

Net income	$93,152	46,574	42,757

Income per common share (note 9):
Basic	$2.41	1.23	1.14
Diluted	$2.39	1.21	1.13

Weighted average number of common shares outstanding:
Basic	38,594,286	37,999,422	37,489,539
Diluted	39,044,468	38,482,785	37,789,242

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2010	37,402,161	$748	82,978	101,847	185,573

Issuance of common shares for options	407,331	8	3,018	--	3,026
Tax benefit from exercise of stock options	--	--	561	--	561
Stock-based compensation (note 10)	--	--	1,512	--	1,512
Forfeiture of unvested restricted shares	(3,000)	--	--	--	--
Net income	--	--	--	42,757	42,757

Balances at December 31, 2010	37,806,492	756	88,069	144,604	233,429

Issuance of common shares for options	406,188	8	3,678	--	3,686
Tax benefit from exercise of stock options	--	--	1,324	--	1,324
Stock-based compensation (note 10)	6,000	--	2,889	--	2,889
Unvested restricted stock grants	180,000	--	--	--	--
Net income	--	--	--	46,574	46,574

Balances at December 31, 2011	38,398,680	764	95,960	191,178	287,902

Issuance of common shares for options	451,770	9	4,685	--	4,694
Tax benefit from exercise of stock options	--	--	3,447	--	3,447
Stock-based compensation (note 10)	3,001	--	2,044	--	2,044
Forfeiture of unvested restricted shares	(15,996)	--	--	--	--
Unvested restricted stock grants	129,650	--	--	--	--
Stock split (note 9)	--	1,551	(1,551)	--	--
Cash dividend (note 9)	--	--	--	(91,629)	(91,629)
Net income	--	--	--	93,152	93,152

Balances at December 31, 2012	38,967,105	$2,324	104,585	192,701	299,610

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands)

	Year Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income	$93,152	46,574	42,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	82,524	72,877	63,636
Deferred income tax expense	15,258	13,107	5,308
Stock-based compensation	2,044	2,889	1,512
Tax benefit from exercise of stock options	(3,447)	(1,324)	(561)
Loss (gain) on disposition of assets	1,329	644	(35)
Unrealized loss on derivative instrument	257	800	181
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(46,692)	(23,725)	(21,420)
Decrease (increase) in inventories and work-in-process on medical interiors and products contracts	(6,614)	(2,578)	850
Decrease (increase) in prepaid expenses and other current assets	12,803	(12,093)	(691)
Decrease (increase) in costs in excess of billings	1,269	(1,694)	6,454
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	1,809	(1,193)	12,559
Increase (decrease) in deferred revenue and billings in excess of costs	(2,397)	487	(514)
Net cash provided by operating activities	151,295	94,771	110,036

Cash flows from investing activities:
Acquisition of Sundance Helicopters, Inc. (note 2)	(44,736)	--	--
Acquisition of OF Air Holdings Corporation (note 3)	(3,176)	(201,180)	--
Acquisition of membership interest of United Rotorcraft Solutions, LLC	--	(1,554)	--
Buy-out of previously leased aircraft	(65,661)	(35,237)	(21,445)
Acquisition of property and equipment	(27,024)	(21,541)	(13,689)
Proceeds from disposition and sale of equipment and assets held for sale	33,423	8,754	7,983
Decrease (increase) in notes and other receivables and other assets, net	(2,825)	(170)	209

Net cash used in investing activities	(109,999)	(250,928)	(26,942)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2012	2011	2010
Cash flows from financing activities:
Proceeds from issuance of common stock	$4,694	3,686	3,026
Payment of cash dividend	(91,629)	--	--
Tax benefit from exercise of stock options	3,447	1,324	561
Borrowings under line of credit	135,738	31,271	--
Payments under line of credit	(80,008)	(20,000)	--
Proceeds from long-term debt	111,888	204,750	6,188
Payments for financing costs	(888)	(1,807)	(178)
Payments of long-term debt	(25,707)	(49,161)	(15,468)
Payments of capital lease obligations	(98,575)	(71,054)	(54,586)

Net cash provided (used) by financing activities	(41,040)	99,009	(60,457)

Increase (decrease) in cash and cash equivalents	256	(57,148)	22,637

Cash and cash equivalents at beginning of year	3,562	60,710	38,073

Cash and cash equivalents at end of year	$3,818	3,562	60,710

Interest paid in cash during the year	$20,083	19,407	18,842
Income taxes paid in cash during the year	$43,041	15,351	19,627

Non-cash investing and financing activities:

In the year ended December 31, 2012, the Company entered into capital leases of $48,947 to finance the purchase of aircraft. The Company also settled notes payable of $27,940 in exchange for the aircraft securing the debt.

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
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as a provider of air medical emergency transport services and systems throughout the United States of America. The Company also designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. All significant intercompany balances and transactions have been eliminated in consolidation.

On December 31, 2012, we acquired 100% of the outstanding common stock of Sundance Helicopters, Inc., and all of the aircraft owned by two affiliated entities (collectively, Sundance). Sundance is a provider of helicopter tour operations, focusing primarily on Grand Canyon helicopter tours, as well as helicopter services to support firefighting, natural resource agency operations, vertical lifts, aerial photography and motion pictures, news gathering, and aerial surveying. Sundance operations will comprise a new Tourism operating segment beginning in 2013.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $625,000 and $624,000 at December 31, 2012 and 2011, consist of short-term money market funds.

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

Amortizable Intangible Assets

The Company recognized intangible assets related to trade names, customer lists, and other customer or contractual relationships as a result of its acquisitions in 2012 and 2011. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Amortization expense, computed using the straight-line method, is estimated to be $4,624,000 per year for each of the next three years, $4,376,000 in 2016, and $4,326,000 in 2017.

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

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of goodwill in 2012, 2011, and 2010. Goodwill has been allocated to the Company’s segments as follows: $116,025,000 to the Air Medical Services Division, $495,000 to the United Rotorcraft Division, and $3,509,000 to the Tourism Division.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Derivative Instruments

The Company accounts for derivative financial instruments under FASB ASC 815, Derivatives and Hedging. ASC 815 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. The Company’s derivative instruments are not designated as hedging instruments. Changes in the fair value of the fuel derivative instruments are reflected in fuel expense, included in aircraft operations expense, in the statements of income.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2012, assets held for sale consisted primarily of eight aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

Revenue Recognition

Fixed fee revenue under the Company's operating agreements with hospitals and other institutions is recognized monthly over the terms of the agreements.

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

The Company has contracts to manufacture and install medical equipment and modify aircraft for third parties. When the total cost to complete a project can be reasonably estimated, revenue is recorded as costs are incurred using the percentage of completion method of accounting. Losses on contracts in process are recognized when determined.

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

New Accounting Standards

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after this assessment, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, the entity is not required to take further action. If an entity concludes otherwise, it is required to determine whether impairment exists by comparing the fair value with the carrying amount of the asset. The ASU is effective for periods beginning after September 15, 2012. Implementation of ASU No. 2012-02 did not have a material effect on the Company’s financial position or results of operations.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Acquisition of Sundance Helicopters, Inc.

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance and all of the aircraft owned by two affiliated entities of Sundance for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provides for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets are achieved. The Company has estimated the increase to the purchase price for both of these adjustments to be approximately $906,000 and has recorded the related liability as of December 31, 2012. The final calculation of amounts due under these provisions is subject to review by the sellers, and payment of any additional amounts due is expected to be made in the second quarter of 2013. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

Sundance is a helicopter tour operator, primarily focusing on Grand Canyon tours, but also provides helicopter services to support firefighting, news gathering, and other missions. The acquisition is expected to provide a platform for the Company to expand into adjacent aviation industries. Sundance’s operations will comprise a new tourism operating segment for the Company. No results of operations for Sundance have been included in the Company’s consolidated income statement because the acquisition was effective following the close of business on December 31, 2012.

Assets acquired consisted primarily of $34.4 million in aircraft, $5.7 million in amortizable intangible assets, and $3.5 million in goodwill, with the remaining value allocated to working capital accounts and other equipment. None of the goodwill is expected to be deductible for income tax purposes. No debt was assumed in the acquisition. The Company is still evaluating the aircraft spare parts inventory, verifying open repair orders with aircraft parts vendors and other liabilities relating to pre-acquisition events, refining its calculation of identifiable intangible assets, and reviewing accounts receivable for collectibility. Therefore, the allocation of the purchase price is still subject to adjustment.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Acquisition of OF Air Holdings Corporation, continued

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2011	Adjustments	Revised Allocation
Assets purchased:
Receivables	$28,622	--	28,622
Aircraft	33,500	--	33,500
Goodwill	89,116	1,403	90,519
Amortizable intangible assets	63,100	--	63,100
Aircraft under capital leases	29,405	--	29,405
Equipment and other property	5,986	--	5,986
Spare parts inventories	4,525	--	4,525
Other	14,521	(42)	14,479
Total assets	268,775	1,361	270,136

Capital lease obligations assumed	(38,034)	--	(38,034)
Net deferred tax liabilities	(5,961)	(1,888)	(7,849)
Other liabilities assumed	(19,765)	584	(19,181)
Total liabilities assumed	(63,760)	(1,304)	(65,064)
Purchase price	$205,015	57	205,072

Adjustments to the purchase price allocation during 2012 included the working capital adjustment to the purchase price, as described above, and revised estimates of liabilities related to aircraft repair costs based upon verification of open repair orders with aircraft parts vendors. Following the end of the measurement period, which extends for a maximum of one year following the acquisition date, no further adjustments are made to the purchase price allocation except to correct an error. In the fourth quarter of 2012, the Company identified an error in the calculation of certain net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods. The adjustments in the above table include an increase of $1,663,000 to goodwill and deferred tax liabilities to correct this error. The Company does not expect further adjustments to the purchase price allocation.

Revenue of $61,494,000 and income of $13,368,000 before income taxes, interest expense on acquisition financing, and allocation of corporate office expenses generated by Omniflight’s operations from August 1 through December 31, 2011, have been included with those of the Company in the consolidated statements of income. The unaudited pro forma revenue, net income, and income per common share for the years ended December 31, 2011 and 2010, assuming the acquisition occurred as of January 1, 2010, are as follows (amounts in thousands, except per share amounts):

	2011	2010
	(unaudited)	(unaudited)
Revenue	$766,422	729,468
Net income	$54,284	47,055
Basic income per common share	$4.29	3.77
Diluted income per common share	$4.23	3.74

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Patient Transport Revenue Recognition

In 2012, the Company adopted ASU No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The allowance for contractual discounts is related primarily to Medicare and Medicaid patients. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients.

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during 2012, 2011, or 2010. The allowance for uncompensated care was 40.1% of receivables from non-governmental payers as of December 31, 2012, compared to 38.8% at December 31, 2011. The increase at December 31, 2012, compared to December 31, 2011, is due primarily to the impact of the acquisition of Omniflight in August 2011 and to regularly scheduled price increases. Omniflight had a higher gross charge structure and, therefore, a higher percentage of uncollectible accounts, than the Company’s historical operations prior to the acquisition.

The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2012	2011

Allowance for contractual discounts	$134,257	101,016
Allowance for uncompensated care	121,623	92,995
Total	$255,880	194,011

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

	For years ended December 31,
	2012	2011	2010

Third-party payers	$693,395	481,589	380,743
Self-pay	217,544	143,593	103,279
Total	$910,939	625,182	484,022

The provision for uncompensated care was 98.5% of revenue attributed to self-pay patients and 18.5% of revenue attributed to all other non-governmental payers for the year ended December 31, 2012, compared to 98.1% of revenue attributed to self-pay patients and 17.4% of revenue attributed to all other non-governmental payers for the year ended December 31, 2011. The provision for uncompensated care was 97.9% of revenue attributed to self-pay patients and 18.2% of revenue attributed to all other non-governmental payers for the year ended December 31, 2010.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2012, the estimated period to complete medical interior and products contracts in process ranges from one to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2012	2011

Costs incurred on uncompleted contracts	$9,181	9,525
Estimated contribution to earnings	2,088	2,784
	11,269	12,309
Less billings to date	(11,076)	(13,181)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$193	(872)

(6)	Fair Value of Financial Instruments

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

Derivatives:

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 3.8%, 3.4%, and 2.7% of the Company’s operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2012 the Company had fuel derivatives in place to cover approximately 86% of its fuel consumption.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Fair Value of Financial Instruments

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

The Company’s financial derivative agreements protected against increases in the cost of Gulf Coast jet fuel above $2.35 per gallon for wholesale purchases from January 1, 2010, through June 30, 2010; above $2.71 per gallon from July 1, 2010, through December 31, 2010; above $2.68 per gallon from January 1, 2011, through December 31, 2011; and above $3.50 per gallon from January 1, 2012, through December 31, 2012.

The fair value of all fuel derivative contracts included in prepaid expenses and other current assets was $0 and $256,000 at December 31, 2012 and 2011, respectively, and is classified as Level 2 in the fair value hierarchy. Aircraft operations expense for the years ended December 31, 2012, 2011, and 2010, included non-cash mark to market derivative losses of $257,000, $800,000, and $181,000, respectively. Cash settlements under the terms of the agreements were $1,131,000 in 2011. There were no cash settlements under the agreements in 2012 or 2010.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2012, is estimated to be $406,856,000, compared to carrying value of $404,478,000. The fair value of long-term debt as of December 31, 2011, was estimated to be $266,213,000, compared to carrying value of $262,567,000.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2012	2011
Term loan with quarterly installments of principal and interest, with all remaining principal due in 2017. Interest rate at December 31, 2012, was 1.75%.	$287,500	195,000
Borrowings under revolving credit facility with interest due not less than quarterly and all principal due in 2017. Interest rate at December 31, 2012, was 3.75%.	67,000	11,271
Notes payable with interest rates from 2.31% to 6.57%, due in monthly installments of principal and interest with balloon payments due at various dates in 2013 through 2018, collateralized by aircraft	36,934	41,125
Notes payable with variable interest rates due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft. Interest rate at December 31, 2012, was 4.00%.	2,211	2,673
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	4,720	5,015
Note payable with interest at 3.94%, due in monthly installments of principal and interest at various dates through 2015, collateralized by aircraft	3,206	4,223
Note payable with interest at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	2,907	3,260
	404,478	262,567
Less current installments	(23,796)	(18,889)
	$380,682	243,678

The Company’s senior credit facility consists of term loans with a balance of $287,500,000 as of December 31, 2012, and a revolving credit facility. As of December 31, 2012, the Company had $67,000,000 outstanding against the $100 million revolving credit facility and available capacity on the facility of $29,975,000. The capacity available on the revolving credit facility is reduced by four outstanding letters of credit totaling $3,025,000.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments are due beginning in 2013 as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2012, the interest rate on the term loans was 1.75% and on the revolving credit facility was 3.75%.

 AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Long-term Debt, continued

Subject to certain conditions, the Company may borrow an additional $100 million under the senior credit facility. These additional borrowings may be in the form of term or revolving loans. The maturity date and the interest rate on the additional borrowings would be the same as all other outstanding borrowings under the senior credit facility.

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

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare future dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes.

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2013	$23,796
2014	29,671
2015	29,343
2016	24,508
2017	291,048
Thereafter	6,112
$404,478

(8)	Leases

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Leases, continued

As of December 31, 2012, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2013	$48,206	10,118
2014	47,167	7,513
2015	43,423	4,214
2016	38,590	2,883
2017	33,272	1,740
Thereafter	60,420	18,366

Total minimum lease payments	271,078	$44,834
Less amounts representing interest	(31,398)
Present value of minimum capital lease payments	239,680
Less current installments	(39,343)
	$200,337

Rent expense relating to operating leases totaled $13,732,000, $9,177,000, and $5,919,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company receives certain allowances for the completion of medical interiors for its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the terms of the leases and are included in other liabilities in the consolidated balance sheets. As of December 31, 2012 and 2011, unamortized completion allowances included in other liabilities totaled $19,110,000 and $21,798,000, respectively.

At December 31, 2012 and 2011, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $217,213,000 and $258,472,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

(9)	Stockholders’ Equity

Stock Split

On December 3, 2012, the Company’s stockholders approved a three-for-one stock split of the Company’s common stock to be accomplished by means of a stock distribution. The additional shares were distributed on December 28, 2012, to stockholders of record as of December 14, 2012. The stockholders also approved an increase from 23,500,000 to 70,500,000 in the number of authorized shares of the Company’s common stock and an increase from 5,000,000 to 15,000,000 in the number of authorized shares of the Company’s preferred stock. Historical outstanding shares, stock options, and restricted shares were recast upon the distribution of additional shares.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stockholders’ Equity, continued

The effect of the stock split on income per share and weighted average common shares outstanding for the years ended December 31 was as follows:

	2011 (As Reported)	2011 (As Adjusted)	2010 (As Reported)	2010 (As Adjusted)

Basic income per common share	$3.68	1.23	3.42	1.14
Diluted income per common share	$3.63	1.21	3.39	1.13
Weighted average number of common shares outstanding:
Basic	12,666,474	37,999,422	12,496,513	37,489,539
Diluted	12,827,595	38,482,785	12,596,414	37,789,242

The effect of the stock split on income per share for the quarters of 2012 and 2011 was as follows:

	Basic income per common share (As Reported)	Basic income per common share (As Adjusted)	Diluted income per common share (As Reported)	Diluted income per common share (As Adjusted)
2012:
For quarter ended March 31	$.98	.33	.97	.32
For quarter ended June 30	2.44	.81	2.43	.81
For quarter ended September 30	2.16	.72	2.14	.71

2011:
For quarter ended March 31	$.45	.15	.45	.15
For quarter ended June 30.78		.26	.77	.26
For quarter ended September 30	1.46	.49	1.44	.48
For quarter ended December 31.98		.33	.96	.32

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stockholders’ Equity, continued

Income per Share

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2012	2011	2010
Weighted average number of common shares outstanding – basic	38,594,286	37,999,422	37,489,539
Dilutive effect of:
Common stock options	398,452	453,054	292,467
Unvested restricted stock	51,730	30,309	7,236
Weighted average number of common shares outstanding – diluted	39,044,468	38,482,785	37,789,242

Common stock options totaling 372,999 were not included in the diluted income per share calculation for the year ended December 31, 2010, because their effect would have been anti-dilutive.

Cash Dividend

On December 10, 2012, the Company’s board of directors declared a special cash dividend of $7.00 per share (on a pre-split basis) on the Company’s common stock. The dividend of $91,629,000 was paid on December 28, 2012, to stockholders of record as of the close of business on December 20, 2012, and was funded with available cash and additional borrowings under the Company’s senior credit facility. Covenants under the senior credit facility limit the Company’s ability to declare future dividends.

(10)	Stock-based Compensation

The Company’s 2006 Equity Compensation Plan (2006 Plan) provides for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. On December 3, 2012, the Company’s stockholders approved an increase in the number of shares of common stock available under the plan from 3,000,000 to 5,400,000. The 2006 Plan is administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock granted under the 2006 Plan are valued at the closing market price of the Company’s common stock on the date of grant and have typically vested over a one- to five-year period. All share and per share amounts in this footnote have been adjusted to reflect the impact of the three-for-one stock split described in note 9.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2012, options to purchase 13,800 shares of stock, with a weighted average exercise price of $29.47, were granted at a weighted average fair value of $9.13. The weighted average fair value of options granted during the years ended December 31, 2011 and 2010, was $6.58 and $3.67, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2012	2011	2010
Expected term (in years)	3.0	3.0	3.4
Expected volatility	46%	54%	51%
Risk-free interest rate	0.3%	1.4%	1.6%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2012	891,666	$10.24

Granted	13,800	29.47
Exercised	(451,770)	10.39
Canceled	(15,003)	9.21

Outstanding at December 31, 2012	438,693	10.72	2.0	$11,491

Exercisable at December 31, 2012	379,182	10.88	2.0	9,869

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $9,614,000, $5,768,000, and $2,631,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock-based Compensation, continued

The following is a summary of restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2012	180,000	$18.69

Granted	137,400	33.34
Vested	(91,000)	18.81
Forfeited	(20,750)	21.57

Non-vested at December 31, 2012	205,650	27.94

The total fair value of shares vested during 2012, 2011, and 2010, was $2,644,000, $255,000, and $293,000, respectively.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized $2,044,000, $2,889,000, and $1,512,000, respectively, in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2012, was $4,424,000 and is expected to be recognized over the remaining weighted average vesting term of approximately one and a half years.

(11)	Related Party Transactions

During the year ended December 31, 2010, the Company paid one of its directors $105,000 to provide consulting services. In addition, the director was issued 15,000 stock options with an exercise price of $13.68 per share and a grant-date fair value totaling $65,000. The options vested immediately and were exercised during 2012.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Air Medical Services Contract Revenue

The Company has operating agreements with various hospitals and other institutions to provide services and aircraft for initial terms ranging from one to ten years. The agreements typically provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2012, provide for the following revenue for years ending December 31 (amounts in thousands):

2013	$146,198
2014	85,555
2015	46,136
2016	25,311
2017	10,451
Thereafter	464
$314,115

(13)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2012	2011	2010
Current income tax expense:
Federal	$(37,323)	(14,922)	(17,231)
State	(7,211)	(2,699)	(2,660)
	(44,534)	(17,621)	(19,891)

Deferred income tax expense:
Federal	(12,956)	(11,182)	(4,528)
State	(2,302)	(1,925)	(780)
	(15,258)	(13,107)	(5,308)
Total income tax expense	$(59,792)	(30,728)	(25,199)

The Company’s effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which it operates and by changing tax laws and regulations in those jurisdictions.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Income Taxes, continued

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2012	2011	2010
Tax at the federal statutory rate	$(53,530)	(27,056)	(23,784)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(5,812)	(2,926)	(1,882)
Nontaxable (nondeductible) items	2	(624)	72
Adjustment to filed returns	(45)	1	73
Tax credits	174	(1)	90
Changes in estimated state tax rates	(667)	--	221
Other	86	(122)	11
Net income tax expense	$(59,792)	(30,728)	(25,199)

For state income tax purposes, at December 31, 2012, the Company has net operating loss carryforwards of approximately $7.8 million, expiring at various dates through 2031. In addition, as of December 31, 2012, the Company has approximately $0.4 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods for FSS and approximately $73.6 million relating to pre-acquisition periods for Omniflight. As of December 31, 2012, the Company also has approximately $29 million of net operating loss carryforwards for federal income tax purposes related to the Omniflight acquisition. Utilization of all of the FSS and Omniflight net operating loss carryforwards, which expire at various dates through 2026 and 2028 for state income tax purposes, respectively, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code. Based on the Company’s current projections of taxable income, the Omniflight net operating loss carryforwards for federal income tax purposes, as limited by Section 382, are expected to be utilized within the next two years.

For the years ended December 31, 2012, 2011, and 2010, the Company recognized excess tax benefits related to stock option plans in the amount of $3,447,000, $1,324,000, and $561,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$13,257	22,463
Accruals and other, principally due to differences in employee compensation and benefits	11,262	11,209
Other liabilities, principally due to differences in revenue recognition	9,064	7,193
Total deferred tax assets	33,583	40,865

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(60,488)	(58,592)
Intangible assets, principally due to differences in bases and amortization methods	(24,928)	(23,334)
Allowance for uncollectible accounts	(17,769)	(14,362)
Goodwill	(2,547)	(1,481)
Other	(1,332)	(716)
Total deferred tax liabilities	(107,064)	(98,485)
Net deferred tax liability	$(73,481)	(57,620)

Based on management’s assessment of future taxable earnings and tax-planning strategies, realization of net deferred tax assets through future taxable earnings is considered more likely than not.

At December 31, 2012, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

At December 31, 2012, the Company had recorded a liability of $1.6 million for uncertain tax positions, including estimated penalties and interest, related to acquisitions. Since the Company has been fully indemnified against the tax liability, including penalties and interest, a corresponding asset of $1.6 million has also been recorded as of December 31, 2012.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2009. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum ($17,000 for 2012). Employees age 50 or older may make additional contributions up to the IRS maximum ($22,500 for 2012). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross eligible earnings. In addition, upon acquiring Omniflight, the Company acquired a defined contribution retirement plan, which allowed employees to contribute up to 50% of their gross pay, subject to the same IRS maximums, and provided for discretionary matching Company benefits. The discretionary match in effect for Omniflight as of the acquisition date and continued by the Company through December 31, 2011, was 25% of eligible contributions up to 2% of the participant’s gross pay. Effective January 1, 2012, Omniflight employees became eligible to participate in the Company’s defined contribution retirement plan. Company contributions to all plans totaled approximately $9,372,000, $7,033,000, and $6,575,000, for the years ended December 31, 2012, 2011, and 2010, respectively.

(15)	Commitments, Contingencies, and Concentrations

Commitments

As of December 31, 2012, the Company had open purchase commitments totaling $158.0 million for 47 aircraft scheduled to be delivered from 2013 through 2015. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $9.5 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2012, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2013. The Company intends to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

As of December 31, 2012, the Company had four letters of credit totaling $3,025,000 in lieu of cash deposits on workers compensation insurance policies and other obligations and as performance security under an operating agreement. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

Contingencies

On January 30, 2013, the Company was served with a purported class action lawsuit, filed in the Superior Court of Alameda County, California, alleging failure to pay certain compensation and benefits to employees in that jurisdiction. The Company is currently evaluating the merits of the lawsuit, plans to vigorously defend against this suit, and expects to file an Answer and Affirmative Defenses on March 4, 2013. A range of potential outcomes cannot be determined at this stage; however, there is a reasonable possibility (more than remote, but less than likely) of an unfavorable outcome, which may or may not be material.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Commitments, Contingencies, and Concentrations, continued

Concentrations

As of December 31, 2012, American Eurocopter Corporation (AEC) aircraft comprise 83% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 15%. The Company obtains a substantial portion of its helicopter spare parts and components from AEC and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

The Company’s pilots, comprising 31% of the total workforce, are represented by a collective bargaining unit. The current collective bargaining agreement (CBA) between the Company and the pilots’ union is effective through December 2013.

Payer mix related to the Company’s patient transport revenue, based on number of transports, was as follows for the years ended December 31:

	2012	2011
Private insurance carriers	35%	35%
Medicare	31%	31%
Medicaid	21%	20%
Self-pay patients	13%	14%

(16)	Business Segment Information

The Company identifies operating segments based on management responsibility and the type of services or products offered. Effective September 1, 2012, the Company combined two of its operating segments,  Community-Based Services (CBS) and Hospital-Based Services (HBS), into a single operating segment reporting to the President of Air Medical Services. The decision to combine CBS and HBS delivery models for air medical transportation services was made in order to improve efficiency and communication between regional management. In addition, with increasing conversion of HBS contracts into CBS operations and the development of alternative delivery models in partnering with hospitals to provide air medical transportation services, the lines between the two delivery models have become less distinct. CBS and HBS segment results for prior periods have been combined in the following table to reflect the new segment definition. Operating segments and their principal services or products are as follows:

•
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
•
Tourism – provides helicopter tours and charter flights. Segment originated with the acquisition of Sundance on December 31, 2012, as described more fully in Note 2. No results of operations for the Tourism segment have been included in the Company’s consolidated income statement because the acquisition was effective following the close of business on December 31, 2012.

The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on pretax income. Intersegment sales are reflected at market prices.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Business Segment Information, continued

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes.

	AMS	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2012
External revenue	$822,023	28,365	424	--	850,812
Intersegment revenue	--	20,971	--	(20,971)	--
Total revenue	822,023	49,336	424	(20,971)	850,812

Operating expenses	(543,410)	(38,272)	(32,462)	16,188	(597,956)
Depreciation & amortization	(79,683)	(1,385)	(1,456)	--	(82,524)
Interest expense	(20,138)	(1)	(512)	--	(20,651)
Other, net	3,122	--	141	--	3,263
Income tax expense	--	--	(59,792)	--	(59,792)
Net income (loss)	$181,914	9,678	(93,657)	(4,783)	93,152

2011
External revenue	$630,143	30,384	22	--	660,549
Intersegment revenue	--	27,047	--	(27,047)	--
Total revenue	630,143	57,431	22	(27,047)	660,549

Operating expenses	(443,352)	(42,954)	(27,830)	19,937	(494,199)
Depreciation & amortization	(70,518)	(1,248)	(1,111)	--	(72,877)
Interest expense	(19,362)	(15)	(695)	--	(20,072)
Other, net	3,568	--	333	--	3,901
Income tax expense	--	--	(30,728)	--	(30,728)
Net income (loss)	$100,479	13,214	(60,009)	(7,110)	46,574

2010
External revenue	$539,593	22,409	--	--	562,002
Intersegment revenue	--	15,545	--	(15,545)	--
Total revenue	539,593	37,954	--	(15,545)	562,002

Operating expenses	(377,800)	(29,195)	(20,988)	12,815	(415,168)
Depreciation & amortization	(61,933)	(721)	(982)	--	(63,636)
Interest expense	(18,438)	(26)	(712)	--	(19,176)
Other, net	3,387	--	547	--	3,934
Income tax expense	--	--	(25,199)	--	(25,199)
Net income (loss)	$84,809	8,012	(47,334)	(2,730)	42,757

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2012 and 2011 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2012
Revenue	$190,814	222,480	221,290	216,228
Operating income	25,038	55,264	51,228	38,802
Income before income taxes	20,375	50,990	46,917	34,662
Net income	12,474	31,413	27,844	21,421
Basic income per common share	.33	.81	.72	.55
Diluted income per common share	.32	.81	.71	.55

2011
Revenue	$131,905	150,162	185,172	193,310
Operating income	12,722	19,785	35,667	25,299
Income before income taxes	9,429	16,370	31,156	20,347
Net income	5,712	9,920	18,540	12,402
Basic income per common share	.15	.26	.49	.33
Diluted income per common share	.15	.26	.48	.32

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2012	$101,016	744,212	(710,971)	134,257
Year ended December 31, 2011	54,915	491,991	(445,890)	101,016
Year ended December 31, 2010	45,273	319,279	(309,637)	54,915

Allowance for uncompensated care
Year ended December 31, 2012	$92,995	320,221	(291,593)	121,623
Year ended December 31, 2011	56,749	208,888	(172,642)	92,995
Year ended December 31, 2010	39,043	154,171	(136,465)	56,749

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.