Form 10-Q
period 2013-03-31
AIR METHODS CORP
filed 2013-05-10
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock, par value $.06 per share, outstanding as of May 3, 2013, was 38,880,886.

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$11,379	3,818
Current installments of notes receivable	704	4
Receivables:
Trade, net (note 4)	209,430	232,929
Refundable income taxes	10,598	3,944
Other	4,432	2,838
	224,460	239,711

Inventories	43,331	40,789
Work-in-process on medical interiors and products contracts	2,396	2,335
Assets held for sale	8,397	9,290
Costs and estimated earnings in excess of billings on uncompleted contracts	760	585
Prepaid expenses and other (note 6)	10,971	10,273

Total current assets	302,398	306,805

Property and equipment:
Land	251	251
Flight and ground support equipment	455,480	417,303
Aircraft under capital leases	305,992	343,079
Aircraft rotable spare parts	44,338	54,176
Buildings and other equipment	44,817	44,785
	850,878	859,594
Less accumulated depreciation and amortization	(247,081)	(262,356)

Net property and equipment	603,797	597,238

Goodwill (note 2)	120,694	120,029
Notes and other receivables, less current installments	112	113
Intangible assets, net of accumulated amortization of $9,390 and $8,019 at March 31, 2013 and December 31, 2012, respectively	65,766	66,817
Other assets	24,842	27,861

Total assets	$1,117,609	1,118,863

(Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2013	2012
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$--	3,570
Current installments of long-term debt	23,340	23,796
Current installments of obligations under capital leases	34,438	39,343
Accounts payable	15,962	15,847
Deferred revenue	4,373	4,506
Billings in excess of costs and estimated earnings on uncompleted contracts	635	392
Accrued wages and compensated absences	12,902	21,614
Due to third party payers	7,027	6,426
Deferred income taxes	9,606	11,797
Other accrued liabilities	16,231	16,161

Total current liabilities	124,514	143,452

Long-term debt, less current installments	429,443	380,682
Obligations under capital leases, less current installments	176,449	200,337
Deferred income taxes	65,041	61,684
Other liabilities	25,987	33,098

Total liabilities	821,434	819,253

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 5,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,139,853 and 38,967,105 shares at March 31, 2013 and December 31, 2012, respectively; outstanding 38,876,538 and 38,761,462 shares at March 31, 2013 and December 31, 2012, respectively	2,328	2,324
Additional paid-in capital	106,835	104,585
Retained earnings	187,012	192,701

Total stockholders' equity	296,175	299,610

Total liabilities and stockholders’ equity	$1,117,609	1,118,863

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$193,824	196,448
Provision for uncompensated care (note 4)	(85,992)	(68,872)
Patient transport revenue, net	107,832	127,576
Air medical services contract revenue	54,458	54,568
Sales of medical interiors and products	4,434	7,232
Tourism and charter revenue	10,391	--
Other	2,114	1,438
	179,229	190,814

Operating expenses:
Flight centers	85,152	78,982
Aircraft operations (note 6)	37,463	36,884
Cost of medical interiors and products sold	4,545	4,397
Tourism operating expenses	7,841	--
Depreciation and amortization	20,122	20,879
Loss (gain) on disposition of assets, net	441	(241)
General and administrative	28,523	24,875
	184,087	165,776

Operating income (loss)	(4,858)	25,038

Other income (expense):
Interest expense	(4,802)	(5,593)
Other, net	287	930

Income (loss) before income taxes	(9,373)	20,375

Income tax benefit (expense)	3,684	(7,901)

Net income (loss)	$(5,689)	12,474

Basic income (loss) per common share (note 5)	$(.15)	.33

Diluted income (loss) per common share (note 5)	$(.15)	.32

Weighted average number of common shares outstanding – basic	38,831,102	38,380,920

Weighted average number of common shares outstanding – diluted	38,831,102	38,747,448

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(5,689)	12,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	20,122	20,879
Deferred income tax expense	1,616	5,527
Stock-based compensation	1,215	612
Tax benefit from exercise of stock options	(511)	(1,070)
Loss (gain) on disposition of assets, net	441	(241)
Unrealized loss (gain) on derivative instrument	117	(27)
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(4,273)	7,334
Decrease (increase) in receivables	15,295	(3,431)
Increase in inventories	(2,603)	(247)
Decrease (increase) in costs in excess of billings	(175)	776
Decrease in accounts payable, other accrued liabilities, and other liabilities	(10,943)	(8,039)
Increase in deferred revenue and billings in excess of costs	110	1,066
Net cash provided by operating activities	14,722	35,613

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation	--	(3,176)
Acquisition of equipment and leasehold improvements	(11,847)	(1,994)
Buy-out of previously leased aircraft	(22,672)	(22,254)
Proceeds from disposition and sale of equipment and assets held for sale	8,634	3,457
Decrease (increase) in notes receivable and other assets, net	993	(137)
Net cash used by investing activities	(24,892)	(24,104)

(Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$528	$2,052
Borrowings under line of credit	31,527	28,738
Payments under line of credit	(30,000)	(16,271)
Payments for financing costs	(113)	(7)
Proceeds from long-term debt	52,162	--
Payments of long-term debt and notes payable	(5,384)	(4,256)
Payments of capital lease obligations	(31,500)	(24,757)
Tax benefit from exercise of stock options	511	1,070
Net cash provided (used) by financing activities	17,731	(13,431)

Increase (decrease) in cash and cash equivalents	7,561	(1,922)

Cash and cash equivalents at beginning of period	3,818	3,562

Cash and cash equivalents at end of period	$11,379	1,640

Interest paid in cash during the period	$4,489	5,493

Income taxes paid in cash during the period	$835	274

Non-cash investing and financing activities:

In the quarter ended March 31, 2013, the Company entered into capital leases of $2,707 to finance the purchase of aircraft. The Company also settled notes payable of $3,570 in exchange for the aircraft securing the debt.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2012.

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

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance Helicopters, Inc., and all of the aircraft owned by two affiliated entities (collectively, Sundance) for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provides for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets are achieved. In the first quarter of 2013, the Company revised its estimate of the increase to the purchase price for both of these adjustments to $843,000, compared to $906,000 estimated as of December 31, 2012. The final calculation of amounts due under these provisions is subject to review by the sellers, and payment of any additional amounts due is expected to be made in the second quarter of 2013. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2012	Adjustments	Revised Allocation

Aircraft	$34,420	--	34,420
Amortizable intangible assets	5,735	(593)	5,142
Goodwill	3,509	665	4,174
Other equipment	901	--	901
Deferred tax asset	1,286	450	1,736
Working capital accounts, net	1,379	(585)	794
Purchase price	$47,230	(63)	47,167

The Company is still evaluating the aircraft spare parts inventory, verifying open repair orders with aircraft parts vendors and other liabilities relating to pre-acquisition events, and reviewing accounts receivable for collectibility. Therefore, the allocation of the purchase price is still subject to adjustment.

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2013, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2013	38,761,462	$299,610

Issuance of common shares for options exercised	61,751	528
Stock-based compensation	53,325	1,215
Tax benefit from exercise of stock options	--	511
Net loss	--	(5,689)

Balances at March 31, 2013	38,876,538	$296,175

(4)	Patient Transport Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2013 or 2012. The allowance for uncompensated care was 42.4% of receivables from non-governmental payers as of March 31, 2013, compared to 40.1% at December 31, 2012, and 37.4% at March 31, 2012. The increase in the allowance percentage in 2013 compared to 2012 reflects a deterioration in the payer mix.

The Company recognizes patient transport revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided and a provision for contractual discounts related to Medicare and Medicaid transports. Air medical services contract revenue consists of monthly fees and hourly flight fees billed to hospitals or other institutions under exclusive operating agreements. These fees are earned regardless of when, or if, the institution is reimbursed for these services by its patients, their insurers, or the federal government. As a result, the Company does not maintain an allowance or provision for uncompensated care for air medical services contract revenue and related receivables. Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	2013	2012

Third-party payers	$142,840	147,824
Self-pay	50,984	48,624
Total	$193,824	196,448

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2013	2012
Weighted average number of common shares outstanding – basic	38,831,102	38,380,920
Dilutive effect of:
Common stock options	--	353,772
Unvested restricted stock	--	12,756
Weighted average number of common shares outstanding – diluted	38,831,102	38,747,448

Common stock options totaling 12,000 were not included in the diluted shares outstanding for the quarter ended March 31, 2012, because their effect would have been anti-dilutive. Historical share amounts in this footnote have been adjusted to reflect the impact of a three-for-one stock split effected in December 2012.

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $27,000 at March 31, 2013 and $0 at December 31, 2012. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included a non-cash mark to market derivative loss of $117,000 for the first quarter of 2013, compared to a non-cash mark to market gain of $27,000 for the first quarter of 2012. There were no cash settlements under the terms of the agreements in the first quarter of 2013 or 2012.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2013, is estimated to be $455,010,000, compared to carrying value of $452,783,000. The fair value of long-term debt as of December 31, 2012, was estimated to be $406,856,000, compared to a carrying value of $404,478,000.

(7)	Business Segment Information

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. Effective September 1, 2012, the Company combined two of its operating segments, Community-Based Services (CBS) and Hospital-Based Services (HBS), into a single operating segment reporting to the President of Air Medical Services. The decision to combine CBS and HBS delivery models for air medical transportation services was made in order to improve efficiency and communication between regional management. In addition, with increasing conversion of HBS contracts into CBS operations and the development of alternative delivery models in partnering with hospitals to provide air medical transportation services, the lines between the two delivery models have become less distinct. CBS and HBS segment results for prior periods have been combined in the following table to reflect the new segment definition. The Company does not allocate assets between all operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon tours. Segment was established with the acquisition of Sundance in December 2012.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(7)	Business Segment Information, continued

For quarter ended March 31:	AMS	UR	Tourism	Corporate Activities	Intersegment Eliminations	Consolidated
2013
External revenue	$164,406	4,421	10,391	11	--	179,229
Intersegment revenue	--	1,771	--	--	(1,771)	--
Total revenue	164,406	6,192	10,391	11	(1,771)	179,229
Operating expenses, excluding depreciation & amortization	(141,061)	(6,298)	(9,487)	(8,702)	1,583	(163,965)
Depreciation & amortization	(18,709)	(425)	(589)	(399)	--	(20,122)
Interest expense	(4,006)	--	(220)	(576)	--	(4,802)
Other income, net	254	--	--	33	--	287
Income tax expense	--	--	--	3,684	--	3,684
Segment net income (loss)	$884	(531)	95	(5,949)	(188)	(5,689)

2012
External revenue	$183,593	7,221	--	--	--	190,814
Intersegment revenue	--	9,766	--	--	(9,766)	--
Total revenue	183,593	16,987	--	--	(9,766)	190,814
Operating expenses, excluding depreciation & amortization	(132,757)	(11,542)	--	(7,688)	7,090	(144,897)
Depreciation & amortization	(20,253)	(309)	--	(317)	--	(20,879)
Interest expense	(5,400)	(1)	--	(192)	--	(5,593)
Other income, net	890	--	--	40	--	930
Income tax expense	--	--	--	(7,901)	--	(7,901)
Segment net income (loss)	$26,073	5,135	--	(16,058)	(2,676)	12,474

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Sundance; our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services and products markets; continuation and/or renewal of air medical services contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in the Grand Canyon and Las Vegas areas. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first quarter of 2013 the AMS Division generated 92% of our total revenue, compared to 96% in the first quarter of 2012.

•
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2013 the UR Division generated 2% of our total revenue, compared to 4% in the first quarter of 2012.

•
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon tours. The division was started with the acquisition of Sundance Helicopters, Inc., (Sundance) in December 2012. In the first quarter of 2013, the Tourism Division generated 6% of our total revenue.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•
Flight volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 82% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the quarter ended March 31, 2013, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 11,800 for the first quarter of 2013 compared to approximately 12,700 for the first quarter of 2012. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 11,400 in the first quarter of 2013, compared to 12,500 in the first quarter of 2012. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 427 higher in the first quarter of 2013, compared to the first quarter of 2012. Requests for community-based services decreased by 6.2% for bases open greater than one year.

•
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport decreased 9.7% in the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012, attributed to a change in payer mix, described below. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended March 31,
	2013	2012
Gross billings	100%	100%
Provision for contractual discounts	49%	44%
Provision for uncompensated care	23%	19%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The number of transports covered by insurance decreased from 34.0% of total transports for the quarter ended March 31, 2012, to 32.7% of total transports for the quarter ended March 31, 2013, with the decrease moving primarily to Medicare. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

•
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 15% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2012, we have taken delivery of seven new aircraft and have commitments to take delivery of 47 additional aircraft through the end of 2015. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense, excluding maintenance on Sundance aircraft, increased 1.9% from the first quarter of 2012 to the first quarter of 2013, while total flight hours for AMS operations decreased 4.8% over the same period.

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

Results of Operations

We reported a net loss of $5,689,000 for the three months ended March 31, 2013, compared to net income of $12,474,000 for the three months ended March 31, 2012. The results for 2013 include the impact of the Sundance acquisition which closed in December 2012. Same-Base Transports were 8.7% lower in the first quarter of 2013 compared to the first quarter of 2012, while net reimbursement per patient transport decreased 9.7%, primarily as a result of a change in payer mix.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and decreased $19,744,000, or 15.5%, for the three months ended March 31, 2013, compared to 2012, for the following reasons:
•	Decrease of 9.7% in net reimbursement per transport for the first quarter of 2013, compared to 2012, due primarily to the change in payer mix described above.
•
Decrease in Same-Base Transports of 1,081, or 8.7%, in the first quarter of 2013 compared to 2012. Cancellations due to unfavorable weather conditions for bases open longer than one year were 427 higher in the first quarter of 2013, compared to the first quarter of 2012. Requests for community-based services decreased by 6.2% for bases open greater than one year.

•	Incremental net revenue of $4,496,000 generated from the addition of eleven new bases subsequent to the first quarter of 2012.
•	Closure of five bases due to insufficient flight volume subsequent to the first quarter of 2012, resulting in a decrease in net revenue of approximately $2,311,000.

Air medical services contract revenue decreased $110,000, or 0.2%, for the quarter ended March 31, 2013, compared to 2012, for the following reasons:
•
Cessation of service under five contracts and the conversion of one contract to community-based operations during or subsequent to the first quarter of 2012, resulting in a decrease in revenue of approximately $4,570,000.

•
Incremental revenue of $3,985,000 generated from the addition of three new air medical services contracts and the expansion to additional bases of operation under five contracts during or subsequent to the first quarter of 2012.

•	Decrease of 9.0% in flight volume for all contracts excluding new contracts, contract expansions, and closed contracts described above.
•
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $6,170,000, or 7.8%, for the quarter ended March 31, 2013, compared to 2012, for the following reasons:
•	Increase of approximately $4,737,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $2,612,000 due to the closure of base locations described above.
•	Increase in salaries for merit pay raises.

Aircraft operating expenses increased $579,000, or 1.6%, for the quarter ended March 31, 2013, in comparison to the quarter ended March 31, 2012. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
•
Increase of $511,000, or 1.9%, in AMS aircraft maintenance expense to $27,085,000. Total flight volume for AMS operations decreased 4.8% for the first quarter of 2013 compared to 2012. Costs incurred for engine overhauls on one model of aircraft increased by approximately $1.6 million in the first quarter of 2013, compared to the first quarter of 2012, primarily due to erosion damage. We expect to mitigate the impact of erosion with the installation of engine barrier filters as operations permit.

•
Increase of approximately 19.4% in the cost of aircraft fuel per hour flown for AMS. Total fuel cost increased by $357,000 to a total expense of $5,852,000 for 2013. During both 2013 and 2012 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering approximately 75% of our anticipated fuel consumption for 2013 and essentially all of our fuel consumption for 2012. Fuel expense for the first quarter of 2013 included a non-cash mark to market derivative loss of $117,000 compared to a gain of $27,000 in the first quarter of 2012. There were no cash settlements under the terms of the agreements in the first quarters of 2013 and 2012. Excluding the impact of fuel derivative agreements, the cost of aircraft fuel per hours flown increased 16.4% in the first quarter of 2013 compared to the first quarter of 2012.

•	Decrease in hull insurance rates effective July 2012.

Medical Interiors and Products

Sales of medical interiors and products decreased $2,798,000, or 38.7%, for the first quarter of 2013 compared to the first quarter of 2012. Significant projects in process during the first quarter of 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter and two aircraft interiors for commercial customers. Revenue by product line was as follows:
•	$2,809,000 – governmental entities
•	$1,625,000 – commercial customers

Significant projects in process during the first quarter of 2012 included 50 multi-mission interiors for the U.S. Army’s HH-60M helicopter and six aircraft interior kits for commercial customers. Revenue by product line was as follows:
•	$3,033,000 – governmental entities
•	$4,199,000 – commercial customers

Cost of medical interiors and products increased $148,000, or 3.4%, for the first quarter of 2013, as compared to the previous year, due primarily to warranty costs of $463,000 related to previously installed aircraft interiors. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

Tourism

Tourism and charter revenue totaled $10,391,000 for the first quarter of 2013 and consists of fees earned for the transport of passengers primarily for tours of the Grand Canyon. During the first quarter of 2013, we transported approximately 39,800 passengers on tourism flights. Due to weather and traditional vacation schedules, flight volume for tourist operations tends to be lower during the first quarter than during the remaining quarters of the year. Based upon pre-acquisition Sundance flight data, approximately 60% of annual revenue from tourism operations has been earned during the second and third quarters of a calendar year.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities. Expenses totaled $7,841,000 for the first quarter of 2013 and typically vary with passenger count, flight volume, and number and type of aircraft. Based on pre-acquisition operating results for Sundance, tourism operating expenses have historically averaged approximately 75% of tourism and charter revenue.

General

Depreciation and amortization expense decreased $757,000, or 3.6% for the first quarter of 2013, compared to 2012. Since March 31, 2012, we have bought out 59 aircraft which were previously leased under capital lease obligations and which had total depreciable basis of $100 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations contributed to a decrease in depreciation for the first quarter of 2013. The decrease was offset in part by $589,000 in depreciation and amortization related to Sundance’s assets during the first quarter of 2013.

General and administrative (G&A) expenses increased $3,648,000, or 14.7%, for the first quarter of 2013, compared to the first quarter of 2012. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to Sundance operations were $1,646,000 for the first quarter of 2013. Excluding the impact of Sundance, G&A expenses increased 8.0% in the first quarter of 2013, compared to 2012, reflecting certain business development and government relations initiatives, as well as an increase of $518,000 in board of directors compensation.

Interest expense decreased $791,000, or 14.1%, for the first quarter of 2013, compared to the first quarter of 2012, primarily due to the retirement of $31.2 million in capital lease obligations subsequent to March 31, 2012, and to regularly scheduled payments of long-term debt and capital lease obligations. The weighted average effective interest rate on retired capital lease obligations was approximately 4.6%. The resulting decrease in interest expense was offset in part by an additional $100 million term loan under our senior credit facility originated in December 2012 and an average balance of $69.8 million against our line of credit during the first quarter of 2013, compared to $20.0 million during the first quarter of 2012. The additional term loan and increased borrowings against the line of credit were used primarily to fund the acquisition of Sundance and payment of a special dividend in December 2012. The average interest rate was 1.8% on the term loan and 2.0% on the line of credit in the first quarter of 2013, compared to 2.5% and 3.3%, respectively, in the first quarter of 2012.

Income tax benefit was $3,684,000 in the first quarter of 2013, compared to expense of $7,901,000 in the first quarter of 2012, at effective tax rates of approximately 39.3% and 38.8%, respectively. The effective rate for 2013 increased primarily because of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2013, was $177,884,000, compared to $163,353,000 at December 31, 2012. Cash generated by operations was $14,722,000 in the first quarter of 2013, compared to $35,613,000 in the first quarter of 2012, reflecting the results of operations described above. Receivables decreased during the first quarter of 2013 by $15.3 million, reflecting the decrease in net revenue described above. Days’ sales outstanding (DSO’s) for community-based services, measured by comparing net patient transport revenue for the annualized previous three-month period to outstanding open net accounts receivable, were as follows:

As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
128	106	101

DSO’s measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were as follows:

As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
106	106	100

The increase in DSO’s is largely attributed to increases in claims processing timeframes for two insurance payers. The increase in processing time is not expected to have an adverse effect on collection rates from these payers. DSO’s calculated using a three-month measurement period are more significantly impacted by seasonality in revenue than DSO’s using the six-month measurement period. Net patient transport revenue decreased 29.5% in the first quarter of 2013 compared to the fourth quarter of 2012 and 15.5% compared to the first quarter of 2012. In the first quarter of 2012, we received approximately $7.7 million in refunds of aircraft deposits upon taking delivery of the aircraft and arranging permanent financing for the purchase.

Cash used by investing activities totaled $24,892,000 in 2013 compared to $24,104,000 in 2012. In the first quarter of 2013 we bought out 21 previously leased aircraft for $22.7 million and sold three aircraft for $7.4 million. Equipment acquisitions in the first quarter of 2012 included the buy-out of thirteen previously leased aircraft for approximately $22.3 million.

Financing activities provided $17,731,000 in 2013 compared to using $13,431,000 in 2012. The primary uses of cash in both 2013 and 2012 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. During the first quarter of 2013, we originated sixteen notes secured by aircraft to finance lease buyouts, retire variable rate debt, and finance the acquisition of two aircraft. The notes have ten-year terms and a weighted average fixed interest rate of 3.7%. Lease buyouts in 2012 were funded primarily through borrowings under our line of credit and cash from current operations.

We currently intend to exercise early lease buyout options on up to 25 aircraft totaling approximately $57.4 million prior to the end of 2013. We expect to finance approximately $33.9 million of the buyouts with aircraft financiers under long-term notes and to fund the balance with internally generated cash flow or availability under the line of credit. We expect to use additional cash generated by operations in 2013 to, among other uses, pay down long-term debt with variable interest rates.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the quarter ended March 31, 2013, a change of 100 basis points in the percentage of estimated contractual discounts or uncompensated care would have resulted in a change of approximately $3,807,000 in flight revenue.

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

Goodwill Valuation

The Company’s goodwill relates to seven acquisitions and has been allocated to our reporting units. We evaluate goodwill in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2012, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2013, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

AIR METHODS CORPORATION

Date: May 10, 2013	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)