Form 10-Q
period 2013-06-30
AIR METHODS CORP
filed 2013-08-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

OR

 ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ to _________________________________________

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

The number of shares of Common Stock, par value $.06, outstanding as of August 1, 2013, was 38,891,086.

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$5,747	3,818
Current installments of notes receivable	455	4
Receivables:
Trade, net (note 4)	222,495	232,929
Refundable income taxes	4,692	3,944
Other	4,233	2,838
Total receivables	231,420	239,711

Inventories	43,347	40,789
Work-in-process on medical interiors and products contracts	3,909	2,335
Assets held for sale	7,004	9,290
Costs and estimated earnings in excess of billings on uncompleted contracts	1,293	585
Prepaid expenses and other (note 6)	16,501	10,273

Total current assets	309,676	306,805

Property and equipment:
Land	251	251
Flight and ground support equipment	486,869	417,303
Aircraft under capital leases	280,024	343,079
Aircraft rotable spare parts	44,360	54,176
Buildings and office equipment	45,560	44,785
	857,064	859,594
Less accumulated depreciation and amortization	(252,365)	(262,356)

Net property and equipment	604,699	597,238

Goodwill (note 2)	120,694	120,029
Notes and other receivables, less current installments	111	113
Intangible assets, net of accumulated amortization of $10,586 and $8,019 at June 30, 2013 and December 31, 2012, respectively	64,834	66,817
Other assets	27,461	27,861

Total assets	$1,127,475	1,118,863

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,616	3,570
Current installments of long-term debt	28,200	23,796
Current installments of obligations under capital leases	31,962	39,343
Accounts payable	16,071	15,847
Deferred revenue	2,094	4,506
Billings in excess of costs and estimated earnings on uncompleted contracts	506	392
Accrued wages and compensated absences	19,354	21,614
Due to third party payers	7,072	6,426
Deferred income taxes	7,471	11,797
Other accrued liabilities	18,268	16,161

Total current liabilities	133,614	143,452

Long-term debt, less current installments	425,751	380,682
Obligations under capital leases, less current installments	156,422	200,337
Deferred income taxes	72,335	61,684
Other liabilities	23,127	33,098

Total liabilities	811,249	819,253

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,145,353 and 38,967,105 shares at June 30, 2013 and December 31, 2012, respectively; outstanding 38,891,086 and 38,761,462 shares at June 30, 2013 and December 31, 2012, respectively	2,333	2,324
Additional paid-in capital	107,732	104,585
Retained earnings	206,161	192,701

Total stockholders’ equity	316,226	299,610

Total liabilities and stockholders’ equity	$1,127,475	1,118,863

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$258,898	251,131	452,722	447,579
Provision for uncompensated care (note 4)	(109,955)	(93,937)	(195,947)	(162,809)
Patient transport revenue, net	148,943	157,194	256,775	284,770
Air medical services contract revenue	54,535	56,272	108,993	110,840
Sales of medical interiors and products	4,976	7,516	9,410	14,748
Tourism and charter revenue	15,992	--	26,383	--
Other	1,759	1,498	3,873	2,936
	226,205	222,480	405,434	413,294
Operating expenses:
Flight centers	84,291	78,553	169,443	157,535
Aircraft operations	40,490	36,223	77,953	73,107
Cost of medical interiors and products sold	4,411	5,918	8,956	10,315
Tourism operating expenses	12,160	--	20,001	--
Depreciation and amortization	19,887	20,943	40,009	41,822
Loss (gain) on disposition of assets, net	(233)	30	208	(211)
General and administrative	28,767	25,549	57,290	50,424
	189,773	167,216	373,860	332,992

Operating income	36,432	55,264	31,574	80,302

Other income (expense):
Interest expense	(5,177)	(5,272)	(9,979)	(10,865)
Other, net	328	998	615	1,928

Income before income taxes	31,583	50,990	22,210	71,365

Income tax expense	(12,434)	(19,577)	(8,750)	(27,478)

Net income	$19,149	31,413	13,460	43,887

Basic income per common share (note 5)	$.49	.81	.35	1.14

Diluted income per common share (note 5)	$.49	.81	.34	1.13

Weighted average number of common shares outstanding – basic	38,882,681	38,577,855	38,857,034	38,479,389

Weighted average number of common shares outstanding – diluted	39,136,155	38,857,575	39,140,492	38,817,633

See accompanying notes to unaudited consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$13,460	43,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,009	41,822
Deferred income tax expense	6,775	4,462
Stock-based compensation	2,053	1,039
Tax benefit from exercise of stock options	(527)	(1,626)
Loss (gain) on disposition of assets, net	208	(211)
Unrealized loss on derivative instrument	140	242
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(9,826)	8,864
Decrease (increase) in receivables	8,335	(37,555)
Increase in inventories	(4,132)	(3,112)
Decrease (increase) in costs in excess of billings	(708)	739
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(2,748)	16,770
Decrease in deferred revenue and billings in excess of costs	(2,298)	(1,846)
Net cash provided by operating activities	50,741	73,475

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation	--	(3,176)
Acquisition of property and equipment	(17,310)	(2,573)
Buy-out of previously leased aircraft	(36,568)	(36,686)
Proceeds from disposition and sale of equipment and assets held for sale	10,964	27,901
Decrease (increase) in notes receivable and other assets	(2,303)	187
Net cash used in investing activities	(45,217)	(14,347)

 (Continued)

Air Methods Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$576	3,872
Tax benefit from exercise of stock options	527	1,626
Borrowings under line of credit	44,370	58,738
Payments under line of credit	(73,527)	(40,008)
Payments for financing costs	(168)	(62)
Proceeds from long-term debt	90,400	--
Payments of long-term debt and notes payable	(11,770)	(8,357)
Payments of capital lease obligations	(54,003)	(50,779)
Net cash used in financing activities	(3,595)	(34,970)

Increase in cash and cash equivalents	1,929	24,158

Cash and cash equivalents at beginning of period	3,818	3,562

Cash and cash equivalents at end of period	$5,747	27,720

Interest paid in cash during the period	$9,509	10,603
Income taxes paid in cash during the period	$2,239	2,960

Non-cash investing and financing activities:

In the six months ended June 30, 2013, the Company entered into notes payable of $2,616 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of June 30, 2013, and into capital leases of $2,707 to finance the purchase of aircraft. The Company also settled notes payable of $3,570 in exchange for the aircraft securing the debt.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the unaudited condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012.

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

(2)           Acquisition of Sundance Helicopters, Inc.

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance Helicopters, Inc., and all of the aircraft owned by two affiliated entities (collectively, Sundance) for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provides for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets are achieved. In the first quarter of 2013, the Company revised its estimate of the increase to the purchase price for both of these adjustments to $843,000, compared to $906,000 estimated as of December 31, 2012. The final calculation of amounts due under these provisions is subject to review by the sellers, and payment of any additional amounts due is expected to be made in the third quarter of 2013. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2013, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2013	38,761,462	$299,610

Issuance of common shares for options exercised	69,251	576
Stock-based compensation	60,373	2,053
Tax benefit from exercise of stock options	--	527
Net income	--	13,460

Balances at June 30, 2013	38,891,086	$316,226

 (4)           Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2013 or 2012. The allowance for uncompensated care was 44.9% of receivables from non-governmental payers as of June 30, 2013, compared to 40.1% at December 31, 2012, and 39.3% at June 30, 2012. The increase in the allowance percentage in 2013 compared to 2012 reflects a deterioration in the payer mix.

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

	For quarter ended June 30,		For six months ended June 30,
	2013	2012	2013	2012

Third-party payers	$196,163	196,825	339,003	344,649
Self-pay	62,735	54,306	113,719	102,930
Total	$258,898	251,131	452,722	447,579

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(5)           Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2013	2012
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	38,882,681	38,577,855
Dilutive effect of:
Common stock options	208,773	259,839
Unvested restricted stock	44,701	19,881
Weighted average number of common shares outstanding – diluted	39,136,155	38,857,575

For six months ended June 30:
Weighted average number of common shares outstanding – basic	38,857,034	38,479,389
Dilutive effect of:
Common stock options	236,134	320,412
Unvested restricted stock	47,324	17,832
Weighted average number of common shares outstanding – diluted	39,140,492	38,817,633

Common stock options totaling 45,000 were not included in the diluted shares outstanding for the quarter ended June 30, 2013, because their effect would have been anti-dilutive. Common stock options totaling 1,800 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2012, because their effect would have been anti-dilutive. Historical share amounts in this footnote have been adjusted to reflect the impact of a three-for-one stock split effected in December 2012.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $4,000 at June 30, 2013 and $0 at December 31, 2012. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $23,000 and $140,000 for the quarter and six months ended June 30, 2013, respectively, compared to non-cash mark to market losses of $269,000 and $242,000 for the quarter and six months ended June 30, 2012, respectively. There were no cash settlements under the terms of the agreements in 2013 or  2012.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2013, is estimated to be $454,954,000, compared to carrying value of $453,951,000. The fair value of long-term debt as of December 31, 2012, was estimated to be $406,856,000, compared to a carrying value of $404,478,000.

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

●	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.
●	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon tours. Segment was established with the acquisition of Sundance in December 2012.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(7)           Business Segment Information, continued

For quarter ended June 30:	AMS	UR	Tourism	Corporate Activities	Intersegment Eliminations	Consolidated
2013
External revenue	$205,241	4,910	15,992	62	--	226,205
Intersegment revenue	--	2,530	--	--	(2,530)	--
Total revenue	205,241	7,440	15,992	62	(2,530)	226,205

Operating expenses, excluding depreciation & amortization	(143,613)	(6,912)	(13,932)	(7,878)	2,449	(169,886)
Depreciation & amortization	(18,325)	(433)	(729)	(400)	--	(19,887)
Interest expense	(4,198)	--	(273)	(706)	--	(5,177)
Other income, net	289	--	--	39	--	328
Income tax expense	--	--	--	(12,434)	--	(12,434)
Segment net income (loss)	$39,394	95	1,058	(21,317)	(81)	19,149

2012
External revenue	$214,984	7,450	--	46	--	222,480
Intersegment revenue	--	3,779	--	--	(3,779)	--
Total revenue	214,984	11,229	--	46	(3,779)	222,480

Operating expenses, excluding depreciation & amortization	(131,420)	(9,517)	--	(8,825)	3,489	(146,273)
Depreciation & amortization	(20,249)	(358)	--	(336)	--	(20,943)
Interest expense	(5,150)	--	--	(122)	--	(5,272)
Other income, net	968	--	--	30	--	998
Income tax expense	--	--	--	(19,577)	--	(19,577)
Segment net income (loss)	$59,133	1,354	--	(28,784)	(290)	31,413

For six months ended June 30:
2013
External revenue	$369,647	9,331	26,383	73	--	405,434
Intersegment revenue	--	4,301	--	--	(4,301)	--
Total revenue	369,647	13,632	26,383	73	(4,301)	405,434

Operating expenses, excluding depreciation & amortization	(284,674)	(13,210)	(23,419)	(16,580)	4,032	(333,851)
Depreciation & amortization	(37,034)	(858)	(1,318)	(799)	--	(40,009)
Interest expense	(8,204)	--	(493)	(1,282)	--	(9,979)
Other income, net	543	--	--	72	--	615
Income tax expense	--	--	--	(8,750)	--	(8,750)
Segment net income (loss)	$40,278	(436)	1,153	(27,266)	(269)	13,460

2012
External revenue	$398,577	14,671	--	46	--	413,294
Intersegment revenue	--	13,545	--	--	(13,545)	--
Total revenue	398,577	28,216	--	46	(13,545)	413,294

Operating expenses, excluding depreciation & amortization	(264,177)	(21,059)	--	(16,513)	10,579	(291,170)
Depreciation & amortization	(40,502)	(667)	--	(653)	--	(41,822)
Interest expense	(10,550)	(1)	--	(314)	--	(10,865)
Other income, net	1,858	--	--	70	--	1,928
Income tax expense	--	--	--	(27,478)	--	(27,478)
Segment net income (loss)	$85,206	6,489	--	(44,842)	(2,966)	43,887

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Sundance; our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services and products markets; continuation and/or renewal of air medical services contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in the Grand Canyon and Las Vegas areas. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first six months of 2013, the AMS Division generated 91% of our total revenue, compared to 96% in the first six months of 2012.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the six months ended June 30, 2013, compared to 4% in 2012.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon tours. The division was started with the acquisition of Sundance Helicopters, Inc., (Sundance) in December 2012. In the six months ended June 30, 2013, the Tourism Division generated 7% of our total revenue.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Almost all patient transport and tourism revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 82% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the first six months of 2013 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 13,800 and 25,700 for the quarter and six months ended June 30, 2013, respectively, compared to approximately 15,100 and 27,800 for the quarter and six months ended June 30, 2012, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 13,000 and 24,300 in the quarter and six months ended June 30, 2013, respectively, compared to approximately 14,700 and 27,100 in the quarter and six months ended June 30, 2012, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 883 and 1,310 higher in the quarter and six months ended June 30, 2013, compared to 2012. Requests for community-based services decreased by 6.7% and 6.5% for the quarter and six months ended June 30, 2013, respectively, for bases open greater than one year. Extreme weather conditions may cause a reduction in flight demand as well as in the number of completed flights.

11

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport increased 3.6% in the first quarter of 2013 and decreased 2.5% in the six months ended June 30, 2013, compared to 2012, attributed to a change in payer mix, described below. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2013	2012	2013	2012
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	46%	43%	47%	44%
Provision for uncompensated care	23%	21%	23%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The number of transports covered by insurance decreased from 34.0% and 33.9% of total transports for the quarter and six months ended June 30, 2012, respectively, to 31.9% and 32.3% of total transports for the quarter and six months ended June 30, 2013, respectively, with most of the decrease moving to Medicare. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 14% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2012, we have taken delivery of eight new aircraft and have commitments to take delivery of 48 additional aircraft through the end of 2015. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense, excluding maintenance on Sundance aircraft, increased 16.0% and 8.6% for the quarter and six months ended June 30, 2013, compared to the quarter and six months ended June 30, 2012, respectively. Total flight hours for AMS operations decreased 9.4% and 7.3% for the quarter and six months ended June 30, 2013, respectively, compared to 2012. The increase in maintenance costs is primarily attributable to higher engine overhaul costs on one model of aircraft mostly due to erosion damage and to a greater number of heavy airframe inspections on two models of aircraft due to timing of inspection events driven by hours flown and age of aircraft.

12

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

●
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2013. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $19,149,000 and $13,460,000 for the quarter and six months ended June 30, 2013, respectively, compared to $31,413,000 and $43,887,000 for the quarter and six months ended June 30, 2012, respectively. The results for 2013 include the impact of the Sundance acquisition which closed in December 2012. Same-Base Transports were 11.7% and 10.3% lower in the quarter and six months ended June 30, 2013, compared to 2012, while net reimbursement per patient transport increased 3.6% in the first quarter of 2013 but decreased 2.5% in the six months ended June 30, 2013, compared to 2012, primarily as a result of a change in payer mix.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and decreased $8,251,000, or 5.2%, and $27,995,000, or 9.8%, for the quarter and six months ended June 30, 2013, compared to 2012, for the following reasons.
●
Increase of 3.6% and decrease of 2.5% in net reimbursement per transport for the quarter and six months ended June 30, 2013, respectively, compared to 2012, due to the benefit of recent price increases net of the deterioration in payer mix described above.

●
Decreases of 1,718, or 11.7%, and 2,799, or 10.3%, in Same-Base Transports for the quarter and six months ended June 30, 2013, respectively, compared to 2012. Cancellations due to unfavorable weather conditions for bases open longer than one year were 883 and 1,310 higher in the quarter and six months ended June 30, 2013, respectively, compared to 2012. Requests for community-based services decreased by 6.7% and 6.5% for the quarter and six months ended June 30, 2013, respectively, for bases open greater than one year.

●
Incremental net revenue of $9,224,000 and $13,719,000 for the quarter and six months ended June 30, 2013, respectively, generated from the addition of eighteen new bases, including three bases resulting from the conversion of AMS contract customers to community-based operations, during or subsequent to the first six months of 2012.

●
Closure of nine bases during or subsequent to the first six months of 2012, due to insufficient flight volume, resulting in decreases in net revenue of approximately $3,225,000 and $5,506,000 during the quarter and six months ended June 30, 2013, respectively.

Air medical services contract revenue decreased $1,737,000, or 3.1%, and $1,847,000, or 1.7%, for the quarter and six months ended June 30, 2013, compared to 2012, for the following reasons:
●
Cessation of service under eight contracts and the conversion of two contracts to community-based operations during or subsequent to the first six months of 2012, resulting in decreases in net revenue of approximately $4,244,000 and $8,689,000 for the quarter and six months ended June 30, 2013, respectively.

●
Incremental net revenue of $2,449,000 and $6,434,000 for the quarter and six months ended June 30, 2013, generated from the addition of three new AMS contracts and the expansion under five contracts to additional bases of operation during or subsequent to the first six months of 2012.

●
Decreases of 11.4% and 9.2% in flight volume for the quarter and six months ended June 30, 2013, respectively, for all contracts excluding new contracts, contract expansions, and closed contract described above.

●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $5,738,000, or 7.3%, and $11,908,000, or 7.6%, for the quarter and six months ended June 30, 2013, respectively, compared to 2012, for the following reasons:
●	Increases of approximately $5,617,000 and $10,350,000 for the quarter and six months ended June 30, 2013, respectively, for the addition of personnel to staff new base locations described above.
●	Decreases of approximately $2,844,000 and $5,456,000 for the quarter and six months ended June 30, 2013, respectively, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $4,267,000, or 11.8%, and $4,846,000, or 6.6%, for the quarter and six months ended June 30, 2013, respectively, compared to 2012. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
●
Increases in AMS aircraft maintenance expense of $3,838,000, or 16.0%, to $27,865,000 for the second quarter of 2013 and $4,349,000, or 8.6%, to $54,950,000 for the six months ended June 30, 2013, compared to the prior year. Total AMS flight volume decreased 9.4% and 7.3% for the quarter and six months ended June 30, 2013, respectively, compared to prior year. Costs incurred for engine overhauls on two models of aircraft increased by approximately $2.2 million and $3.8 million in the quarter and six months ended June 30, 2013, compared to 2012, primarily due to erosion damage. We expect to mitigate the impact of erosion with the installation of engine barrier filters as operations permit. In addition, during the quarter and six months ended June 30, 2013, compared to 2012, we had nearly three times as many heavy airframe inspections on two models of aircraft due to timing of inspection events driven by hours flown and age of aircraft.

●
Increases of approximately 1.8% and 9.4% in the cost of aircraft fuel per hour flown for AMS for the quarter and six months ended June 30, 2013, respectively. Total AMS fuel costs decreased $553,000 to $6,637,000 and $196,000 to $12,490,000 for the quarter and six months ended June 30, 2013, respectively, compared to 2012. During both 2013 and 2012 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering approximately 75% of our anticipated fuel consumption for 2013 and essentially all of our fuel consumption for 2012. Fuel expense included non-cash mark to market derivative losses of $23,000 and $140,000 for the quarter and six months ended June 30, 2013, respectively, compared to losses of $269,000 and $242,000 for the quarter and six months ended June 30, 2012, respectively. We received no cash settlements under the agreements in either 2013 or 2012. Excluding the impact of the fuel derivative agreements, the cost of aircraft fuel per hour flown increased 5.4% and 10.3% in the quarter and six months ended June 30, 2013, respectively.

●
Expense of $2,000,000 for the quarter and six months ended June 30, 2013, related to hull and liability insurance retention. The retention exposure was triggered by hull claims incurred during the second quarter of 2013.

Medical Interiors and Products

Medical interiors and products revenue decreased $2,540,000, or 33.8%, and $5,338,000, or 36.2%, for the quarter and six months ended June 30, 2013, respectively, compared to 2012. Significant projects in process during 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter and three aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2013, was as follows:
●	$3,183,000 and $5,992,000 – governmental entities
●	$1,793,000 and $3,418,000 – commercial customers

Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and eight aircraft interior kits for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2012, was as follows:
●	$3,199,000 and $6,232,000 – governmental entities
●	$4,317,000 and $8,516,000 – commercial customers

Cost of medical interiors and products decreased $1,507,000, or 25.5%, and $1,359,000, or 13.2%, for the quarter and six months ended June 30, 2013, respectively, as compared to the prior year, due primarily to the decrease in sales volume. This impact was offset in part by warranty costs of $394,000 and $857,000 for the quarter and six months ended June 30, 2013, respectively, related to previously installed aircraft interiors. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

Tourism

Tourism and charter revenue totaled $15,992,000 and $26,383,000 for the quarter and six months ended June 30, 2013, respectively, and consists of fees earned for the transport of passengers primarily for tours of the Grand Canyon. During the quarter and six months ended June 30, 2013, we transported approximately 62,400 and 102,200 passengers, respectively, on tourism flights. Due to weather and traditional vacation schedules, flight volume for tourist operations tends to be lower during the first quarter than during the remaining quarters of the year. Based upon pre-acquisition Sundance flight data, approximately 60% of annual revenue from tourism operations has been earned during the second and third quarters of a calendar year.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities. Expenses totaled $12,160,000 and $20,001,000 for the quarter and six months ended June 30, 2013, respectively, and typically vary with passenger count, flight volume, and number and type of aircraft. Based on pre-acquisition operating results for Sundance, tourism operating expenses have historically averaged approximately 75% of tourism and charter revenue.

General Expenses

Depreciation and amortization expense decreased $1,056,000, or 5.0%, and $1,813,000, or 4.3%, for the quarter and six months ended June 30, 2013, compared to 2012. Since March 31, 2012, we have bought out 72 aircraft which were previously leased under capital lease obligations and which had total depreciable basis of $123 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations contributed to a decrease in depreciation in 2013. The decrease was offset in part by $729,000 and $1,318,000 in depreciation and amortization related to Sundance’s assets during the quarter and six months ended June 30, 2013, respectively.

General and administrative (G&A) expenses increased $3,218,000, or 12.6%, and $6,866,000, or 13.6%, for the quarter and six months ended June 30, 2013, respectively, compared to 2012. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to Sundance operations were $1,775,000 and $3,421,000 for the quarter and six months ended June 30, 2013, respectively. Excluding the impact of Sundance, G&A expenses increased 5.6% and 6.8% in the quarter and six months ended June 30, 2013, respectively, compared to 2012, reflecting certain business development and government relations initiatives and increases in salaries. In addition, board of directors compensation increased $202,000 and $720,000 in the quarter and six months ended June 30, 2013. These increases were offset in part by decreases of $2,668,000 and $4,173,000 in incentive compensation accruals related to our financial performance during the quarter and six months ended June 30, 2013, respectively, compared to 2012.

Interest expense decreased $95,000, or 1.8%, and $886,000, or 8.2%, for the quarter and six months ended June 30, 2013, compared to 2012, primarily due to the retirement of $37.4 million in capital lease obligations subsequent to March 31, 2012, and to regularly scheduled payments of long-term debt and capital lease obligations. The weighted average effective interest rate on retired capital lease obligations was approximately 4.6%. The resulting decrease in interest expense was offset in part by an additional $100 million term loan under our senior credit facility originated in December 2012, new term loans originated during 2013 totaling $90.4 million, and average balances of $46.3 million and $57.7 million against our line of credit during the quarter and six months ended June 30, 2013, respectively, compared to $23.8 million and $20.6 million during the quarter and six months ended June 30, 2012, respectively. The additional term loan and increased borrowings against the line of credit were used primarily to fund the acquisition of Sundance and payment of a special dividend in December 2012. The average interest rate was 2.0% on the term loan and 2.1% on the line of credit in 2013, compared to 2.4% and 3.1%, respectively, in 2012.

Income tax expense was $12,434,000 and $8,750,000 in the quarter and six months ended June 30, 2013, respectively, compared to $19,577,000 and $27,478,000 in the quarter and six months ended June 30, 2012, respectively. The effective tax rate for 2013 was approximately 39.4%, compared to 38.5% in 2012. The effective rate for 2013 increased primarily because of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of June 30, 2013, was $176,062,000, compared to $163,353,000 at December 31, 2012. Cash generated by operations was $50,741,000 in 2013, compared to $73,475,000 in 2012, reflecting the results of operations described above. Receivables decreased during 2013 by $8.3 million, reflecting the decrease in net revenue described above. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous three-month and six-month periods to outstanding open net accounts receivable, were as follows:

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
Three-month measurement	99	106	99
Six-month measurement	115	106	109

DSO’s calculated using a three-month measurement period are more significantly impacted by seasonality in revenue than DSO’s using the six-month measurement period. The increase in DSO’s using the six-month measurement is largely attributed to increases in claims processing timeframes for one insurance payer. The increase in processing time is not expected to have an adverse effect on the collection rates from this payer.

In 2012, we were refunded approximately $9.1 million of aircraft deposits upon taking delivery of the aircraft and arranging permanent financing for the purchase. In the second quarter of 2012, we increased our accrual for current income taxes payable approximately $16.8 million based on estimated 2012 taxable income.

Cash used by investing activities totaled $45,217,000 in 2013 compared to $14,347,000 in 2012. In 2013 we bought out 34 previously leased aircraft for $36.6 million and sold five aircraft for $9.8 million. Equipment acquisitions in 2013 also included the purchase of three aircraft for $6.2 million. Equipment acquisitions in 2012 included the buy-out of 20 previously leased aircraft for approximately $36.7 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases.

Financing activities used $3,595,000 in 2013 compared to $34,970,000 in 2012. The primary uses of cash in both 2013 and 2012 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. During 2013, we originated 33 notes secured by aircraft to finance lease buyouts, retire variable rate debt, and finance the acquisition of two aircraft. The notes have ten-year terms and a weighted average fixed interest rate of 3.7%. Lease buyouts in 2012 were funded primarily through borrowings under our line of credit and cash from current operations.

We currently intend to exercise early lease buyout options on up to fifteen aircraft totaling approximately $37.1 million prior to the end of 2013. We expect to finance approximately $26.9 million of the buyouts with aircraft financiers under long-term notes and to fund the balance with internally generated cash flow or availability under the line of credit. We expect to use additional cash generated by operations in 2013 to, among other uses, pay down long-term debt with variable interest rates.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the six months ended June 30, 2013, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $8,585,000 in flight revenue.

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

Goodwill Valuation

The Company’s goodwill relates to seven acquisitions and has been allocated to our reporting units. We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2012, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2013, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: August 9, 2013	By	/s/Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 9, 2013	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 9, 2013	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

