Form 10-Q
period 2013-09-30
AIR METHODS CORP
filed 2013-11-08
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________________________________ to ___________________________________

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

The number of shares of Common Stock, par value $.06, outstanding as of November 1, 2013, was 39,039,989.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$19,159	3,818
Current installments of notes receivable	5	4
Receivables:
Trade, net (note 4)	236,560	232,929
Refundable income taxes	--	3,944
Other	1,090	2,838
Total receivables	237,650	239,711

Inventories	46,115	40,789
Work-in-process on medical interiors and products contracts	5,000	2,335
Assets held for sale	7,018	9,290
Costs and estimated earnings in excess of billings on uncompleted contracts	2,468	585
Prepaid expenses and other (note 6)	14,535	10,273

Total current assets	331,950	306,805

Property and equipment:
Land	251	251
Flight and ground support equipment	517,767	417,303
Aircraft under capital leases	257,316	343,079
Aircraft rotable spare parts	39,663	54,176
Buildings and office equipment	48,267	44,785
	863,264	859,594
Less accumulated depreciation and amortization	(251,784)	(262,356)

Net property and equipment	611,480	597,238

Goodwill (note 2)	122,282	120,029
Notes and other receivables, less current installments	109	113
Intangible assets, net of accumulated amortization of $11,950 and $8,019 at September 30, 2013 and December 31, 2012, respectively	63,565	66,817
Other assets	30,334	27,861

Total assets	$1,159,720	1,118,863

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2013	2012
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$--	3,570
Current installments of long-term debt	33,582	23,796
Current installments of obligations under capital leases	29,723	39,343
Accounts payable	16,340	15,847
Deferred revenue	1,624	4,506
Billings in excess of costs and estimated earnings on uncompleted contracts	768	392
Accrued wages and compensated absences	16,690	21,614
Due to third party payers	6,929	6,426
Deferred income taxes	9,993	11,797
Other accrued liabilities	26,977	16,161

Total current liabilities	142,626	143,452

Long-term debt, less current installments	424,102	380,682
Obligations under capital leases, less current installments	139,692	200,337
Deferred income taxes	76,818	61,684
Other liabilities	21,448	33,098

Total liabilities	804,686	819,253

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,252,159 and 38,967,105 shares at September 30, 2013 and December 31, 2012, respectively; outstanding 39,014,141 and 38,761,462 shares at September 30, 2013 and December 31, 2012, respectively	2,341	2,324
Additional paid-in capital	110,927	104,585
Retained earnings	241,766	192,701

Total stockholders’ equity	355,034	299,610

Total liabilities and stockholders’ equity	$1,159,720	1,118,863

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$283,709	248,384	736,431	695,963
Provision for uncompensated care (note 4)	(105,916)	(95,289)	(301,863)	(258,098)
Patient transport revenue, net	177,793	153,095	434,568	437,865
Air medical services contract revenue	49,750	58,014	158,743	168,854
Sales of medical interiors and products	5,616	8,490	15,026	23,238
Tourism and charter revenue	16,002	--	42,385	--
Other	3,224	1,691	7,097	4,627
	252,385	221,290	657,819	634,584
Operating expenses:
Flight centers	89,431	81,251	258,874	238,786
Aircraft operations	35,565	37,839	113,518	110,946
Cost of medical interiors and products sold	5,289	5,871	14,245	16,186
Tourism operating expenses	9,242	--	29,243	--
Depreciation and amortization	19,781	20,638	59,790	62,460
Loss on disposition of assets, net	118	985	326	774
General and administrative	30,448	23,478	87,738	73,902
	189,874	170,062	563,734	503,054

Operating income	62,511	51,228	94,085	131,530

Other income (expense):
Interest expense	(5,190)	(5,022)	(15,169)	(15,887)
Other, net	349	711	964	2,639

Income before income taxes	57,670	46,917	79,880	118,282

Income tax expense	(22,065)	(19,073)	(30,815)	(46,551)

Net income	$35,605	27,844	49,065	71,731

Basic income per common share (note 5)	$.91	.72	1.26	1.86

Diluted income per common share (note 5)	$.91	.71	1.25	1.84

Weighted average number of common shares outstanding – basic	38,933,915	38,690,436	38,882,943	38,551,587

Weighted average number of common shares outstanding – diluted	39,194,532	39,050,247	39,228,113	38,969,937

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$49,065	71,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,790	62,460
Deferred income tax expense	13,780	12,888
Stock-based compensation	2,789	1,532
Tax benefit from exercise of stock options	(2,173)	(2,288)
Loss on disposition of assets, net	326	774
Unrealized loss on derivative instrument	143	239
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	(4,395)	717
Decrease (increase) in receivables	2,298	(47,385)
Increase in inventories	(7,991)	(5,928)
Increase in costs in excess of billings	(1,883)	(1,388)
Increase in accounts payable, other accrued liabilities, and other liabilities	4,572	5,895
Decrease in deferred revenue and billings in excess of costs	(2,506)	(2,916)
Net cash provided by operating activities	113,815	96,331

Cash flows from investing activities:
Acquisition of OF Air Holdings Corporation	--	(3,176)
Acquisition of subsidiary (note 2)	(1,435)	--
Buyout of previously leased aircraft	(51,403)	(52,329)
Acquisition of property and equipment	(41,279)	(8,138)
Proceeds from disposition and sale of equipment and assets held for sale	17,266	30,673
Decrease (increase) in notes receivable and other assets	(5,206)	1,517
Net cash used in investing activities	(82,057)	(31,453)

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from financing activities:
Proceeds from issuance of common stock	$1,397	4,326
Tax benefit from exercise of stock options	2,173	2,288
Borrowings under line of credit	54,370	73,738
Payments under line of credit	(101,370)	(55,008)
Proceeds from long-term debt	120,480	--
Payments for financing costs	(221)	(114)
Payments of long-term debt and notes payable	(20,274)	(12,657)
Payments of capital lease obligations	(72,972)	(77,206)
Net cash used in financing activities	(16,417)	(64,633)

Increase in cash and cash equivalents	15,341	245

Cash and cash equivalents at beginning of period	3,818	3,562

Cash and cash equivalents at end of period	$19,159	3,807

Interest paid in cash during the period	$14,589	15,531

Income taxes paid in cash during the period	$2,544	22,141

Non-cash investing and financing activities:

In the nine months ended September 30, 2013, the Company entered into capital leases of $2,707 to finance the purchase of aircraft. The Company also settled notes payable of $3,570 in exchange for the aircraft securing the debt.

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

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012.

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

(2)           Acquisition of Subsidiaries

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance Helicopters, Inc., and all of the aircraft owned by two affiliated entities (collectively, Sundance) for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provides for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets are achieved. In the first quarter of 2013, the Company revised its estimate of the increase to the purchase price for both of these adjustments to $843,000, compared to $906,000 estimated as of December 31, 2012. The final calculation of amounts due under these provisions is subject to review by the sellers, and payment of any additional amounts due is expected to be made in the fourth quarter of 2013.

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2012	Adjustments	Revised Allocation

Aircraft	$34,420	--	34,420
Amortizable intangible assets	5,735	(593)	5,142
Goodwill	3,509	665	4,174
Other equipment	901	--	901
Deferred tax asset	1,286	450	1,736
Working capital accounts, net	1,379	(585)	794
Purchase price	$47,230	(63)	47,167

The Company does not expect adjustments to the allocation of the purchase price in future periods.

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provides long-range fixed wing medical transportation services based out of Florida. Assets acquired consisted primarily of $1.6 million in goodwill, none of which is expected to be deductible for income tax purposes. AJI’s outstanding debt was paid off as part of the purchase price. The Company is still verifying open repair orders and other liabilities relating to pre-acquisition events, and, therefore, the allocation of the purchase price is still subject to adjustment.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2013, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2013	38,761,462	$299,610

Issuance of common shares for options exercised	186,257	1,397
Stock-based compensation	66,422	2,789
Tax benefit from exercise of stock options	--	2,173
Net income	--	49,065

Balances at September 30, 2013	39,014,141	$355,034

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2013 or 2012. The allowance for uncompensated care was 44.2% of receivables from non-governmental payers as of September 30, 2013, compared to 40.1% at December 31, 2012, and 42.9% at September 30, 2012. The increase in the allowance percentage in 2013 compared to 2012 reflects a deterioration in the payer mix and the effect of recent price increases.

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

	For quarter ended September 30,		For nine months ended September 30,
	2013	2012	2013	2012

Third-party payers	$213,500	189,421	552,502	534,070
Self-pay	70,209	58,963	183,929	161,893
Total	$283,709	248,384	736,431	695,963

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

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2013	2012
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	38,933,915	38,690,436
Dilutive effect of:
Common stock options	201,661	307,959
Unvested restricted stock	58,956	51,852
Weighted average number of common shares outstanding – diluted	39,194,532	39,050,247

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	38,882,943	38,551,587
Dilutive effect of:
Common stock options	285,534	376,428
Unvested restricted stock	59,636	41,922
Weighted average number of common shares outstanding – diluted	39,228,113	38,969,937

Common stock options totaling 45,000 were not included in the diluted shares outstanding for the quarter and nine months ended September 30, 2013, because their effect would have been anti-dilutive. Historical share amounts in this footnote have been adjusted to reflect the impact of a three-for-one stock split effected in December 2012.

(6)	Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy by which these assets and liabilities must be grouped based on the type of inputs used in measuring fair value as follows:

Level 1: Level 2: Level 3:
quoted prices in active markets for identical assets or liabilities;
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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(6)	Fair Value of Financial Instruments, continued Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $3,000 at September 30, 2013, and $0 at December 31, 2012. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $3,000 and $143,000 for the quarter and nine months ended September 30, 2013, respectively, compared to a gain of $3,000 and a loss of $239,000 for the quarter and nine months ended September 30, 2012, respectively. There were no cash settlements under the terms of the agreements in 2013 or  2012.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2013, is estimated to be $456,405,000, compared to a carrying value of $457,684,000. The fair value of long-term debt as of December 31, 2012, was estimated to be $406,856,000, compared to a carrying value of $404,478,000.

(7)	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which specifies the presentation in the balance sheet of an unrecognized tax benefit in the aforementioned circumstances. The ASU is effective for periods beginning after December 15, 2013. The Company does not expect the implementation of ASU No. 2013-11 to have a material effect on its financial position or results of operations because it does not currently have any unrecognized tax benefits.

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(8)           Business Segment Information, continued

For quarter ended September 30:	AMS	UR	Tourism	Corporate Activities	Intersegment Eliminations	Consolidated
2013
External revenue	$230,767	5,597	16,002	19	--	252,385
Intersegment revenue	--	2,120	--	--	(2,120)	--
Total revenue	230,767	7,717	16,002	19	(2,120)	252,385

Operating expenses, excluding depreciation & amortization	(145,068)	(7,324)	(11,212)	(8,558)	2,069	(170,093)
Depreciation & amortization	(18,184)	(455)	(681)	(461)	--	(19,781)
Interest expense	(4,222)	--	(280)	(688)	--	(5,190)
Other income, net	311	(2)	--	40	--	349
Income tax expense	--	--	--	(22,065)	--	(22,065)
Segment net income (loss)	$63,604	(64)	3,829	(31,713)	(51)	35,605

2012
External revenue	$212,802	8,358	--	130	--	221,290
Intersegment revenue	--	2,480	--	--	(2,480)	--
Total revenue	212,802	10,838	--	130	(2,480)	221,290

Operating expenses, excluding depreciation & amortization	(135,968)	(8,361)	--	(7,251)	2,156	(149,424)
Depreciation & amortization	(19,905)	(371)	--	(362)	--	(20,638)
Interest expense	(4,912)	--	--	(110)	--	(5,022)
Other income, net	686	--	--	25	--	711
Income tax expense	--	--	--	(19,073)	--	(19,073)
Segment net income (loss)	$52,703	2,106	--	(26,641)	(324)	27,844

For nine months ended September 30:
2013
External revenue	$600,414	14,928	42,385	92	--	657,819
Intersegment revenue	--	6,421	--	--	(6,421)	--
Total revenue	600,414	21,349	42,385	92	(6,421)	657,819

Operating expenses, excluding depreciation & amortization	(429,742)	(20,534)	(34,631)	(25,138)	6,101	(503,944)
Depreciation & amortization	(55,218)	(1,313)	(1,999)	(1,260)	--	(59,790)
Interest expense	(12,426)	--	(773)	(1,970)	--	(15,169)
Other income, net	854	(2)	--	112	--	964
Income tax expense	--	--	--	(30,815)	--	(30,815)
Segment net income (loss)	$103,882	(500)	4,982	(58,979)	(320)	49,065

2012
External revenue	$611,379	23,029	--	176	--	634,584
Intersegment revenue	--	16,025	--	--	(16,025)	--
Total revenue	611,379	39,054	--	176	(16,025)	634,584

Operating expenses, excluding depreciation & amortization	(400,145)	(29,420)	--	(23,764)	12,735	(440,594)
Depreciation & amortization	(60,407)	(1,038)	--	(1,015)	--	(62,460)
Interest expense	(15,462)	(1)	--	(424)	--	(15,887)
Other income, net	2,544	--	--	95	--	2,639
Income tax expense	--	--	--	(46,551)	--	(46,551)
Segment net income (loss)	$137,909	8,595	--	(71,483)	(3,290)	71,731

ITEM 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable United Rotorcraft Division contracts; impact of the Patient Protection and Affordable Care Act and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in the Grand Canyon and Las Vegas areas. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the nine months ended September 30, 2013, the AMS Division generated 91% of our total revenue, compared to 96%  in 2012.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the nine months ended September 30, 2013, compared to 4% in 2012.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon tours. The division was started with the acquisition of Sundance Helicopters, Inc., (Sundance) in December 2012. In the nine months ended September 30, 2013, the Tourism Division generated 6% of our total revenue.

See Note 8 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Almost all patient transport and tourism revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 82% of our costs primarily associated with flight operations (including salaries, aircraft ownership costs, hull insurance, and general and administrative expenses) incurred during the nine months ended September 30, 2013, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, high heat, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 14,600 and 40,300 for the quarter and nine months ended September 30, 2013, respectively, compared to approximately 14,800 and 42,600 for the quarter and nine months ended September 30, 2012, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 13,400 and 37,700 in the quarter and nine months ended September 30, 2013, respectively, compared to approximately 14,300 and 41,400 in the quarter and nine months ended September 30, 2012, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 436 and 1,746 higher in the quarter and nine months ended September 30, 2013, compared to 2012. Requests for community-based services decreased by 2.7% and 5.2% for the quarter and nine months ended September 30, 2013, respectively, for bases open greater than one year. Extreme weather conditions may cause a reduction in flight demand as well as in the number of completed flights.

11

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. In addition, the collection rate is impacted by changes in the cost of healthcare and health insurance; as the cost of healthcare increases, health insurance coverage provided by employers may be reduced or eliminated entirely, resulting in an increase in the uninsured population. Most of the significant provisions of the Patient Protection and Affordable Care Act are not scheduled to take effect until 2014, and the impact on our reimbursement rates is, therefore, unknown. Net reimbursement per transport increased 17.7% and 4.9% in the quarter and nine months ended September 30, 2013, compared to 2012, attributed to recent price increases net of a change in payer mix, as described below. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2013	2012	2013	2012
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	47%	44%	47%	44%
Provision for uncompensated care	20%	21%	22%	21%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. The number of transports covered by insurance decreased from 35.5% and 34.3% of total transports for the quarter and nine months ended September 30, 2012, respectively, to 34.2% and 32.8% of total transports for the quarter and nine months ended September 30, 2013, respectively, with most of the decrease moving to Medicare. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates.

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 14% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2012, we have taken delivery of thirteen new aircraft and have commitments to take delivery of 34 additional aircraft through the end of 2015. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total aircraft maintenance expense, excluding maintenance on Sundance aircraft, decreased 6.9% and increased 3.3% for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. Total flight volume for all AMS operations decreased 8.2% and 7.5% for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. The increase in maintenance costs for the nine months ended September 30, 2013, is primarily attributable to higher engine overhaul costs, mostly due to erosion damage, and to a greater number of heavy airframe inspections due to timing of inspection events driven by hours flown and age of aircraft on two models of aircraft.

12

●
Competitive pressures from low-cost providers. We are recognized within the industry for our higher standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

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

Results of Operations

We reported net income of $35,605,000 and $49,065,000 for the quarter and nine months ended September 30, 2013, respectively, compared to $27,844,000 and $71,731,000 for the quarter and nine months ended September 30, 2012, respectively. The results for 2013 include the impact of the Sundance acquisition which closed in December 2012. Same-Base Transports were 6.0% and 8.8% lower in the quarter and nine months ended September 30, 2013, compared to 2012, while net reimbursement per patient transport increased 17.7% and 4.9% in the quarter and nine months ended September 30, 2013, compared to 2012, primarily as a result of recent price increases net of a change in payer mix.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $24,698,000, or 16.1%, and decreased $3,297,000, or 0.8%, for the quarter and nine months ended September 30, 2013, respectively, compared to 2012, for the following reasons:
●
Increases of 17.7% and 4.9% in net reimbursement per transport for the quarter and nine months ended September 30, 2013, respectively, compared to 2012, due to the benefit of recent price increases net of the deterioration in payer mix described above.

●
Decreases of 854, or 6.0%, and 3,653, or 8.8%, in Same-Base Transports for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. Cancellations due to unfavorable weather conditions for locations open longer than one year were 436 and 1,746 higher in the quarter and nine months ended September 30, 2013, respectively, compared to 2012. Requests for community-based services decreased 2.7% and 5.2% for the quarter and nine months ended September 30, 2013, respectively, for bases open greater than one year.

●
Incremental net revenue of $14,323,000 and $28,042,000 for the quarter and nine months ended September 30, 2013, respectively, generated from the addition of 22 new bases, including six bases resulting from the conversion of hospital contracts, during either 2013 or 2012.

●
Closure of fourteen bases during either 2013 or 2012, resulting in decreases in net revenue of approximately $3,718,000 and $9,224,000 during the quarter and nine months ended September 30, 2013, respectively.

Air medical services contract revenue decreased $8,264,000, or 14.2%, and $10,111,000, or 6.0%, for the quarter and nine months ended September 30, 2013, for the following reasons:
●
Cessation of service under ten contracts and the conversion of five contracts to community-based operations, during either 2013 or 2012, resulting in decreases in revenue of approximately $9,967,000 and $18,697,000 for the quarter and nine months ended September 30, 2013, respectively.

●
Incremental net revenue of $1,335,000 and $7,769,000 for the quarter and nine months ended September 30, 2013, generated from the addition of three new contracts and expansion under five contracts to additional bases of operation during either 2013 or 2012.

●
Decreases of 6.3% and 8.2% in flight volume for the quarter and nine months ended September 30, 2013, respectively, for all contracts excluding new contracts, contract expansions, and closed contract described above.

●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $8,180,000, or 10.1%, and $20,088,000, or 8.4%, for the quarter and nine months ended September 30, 2013, respectively, compared to 2012, for the following reasons:
●	Increases of approximately $7,685,000 and $18,034,000 for the quarter and nine months ended September 30, 2013, respectively, for the addition of personnel to staff new base locations described above.
●	Decreases of approximately $5,604,000 and $11,060,000 for the quarter and nine months ended September 30, 2013, respectively, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses decreased $2,274,000, or 6.0%, and increased $2,572,000, or 2.3%, for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
●
Decrease in AMS aircraft maintenance expense of $1,818,000, or 6.9%, to $24,585,000 for the third quarter of 2013 compared to 2012. For the nine months ended September 30, 2013, compared to 2012, AMS aircraft maintenance expense increased $2,531,000, or 3.3%, to $79,536,000. Total flight volume for AMS operations decreased 8.2% and 7.5% for the quarter and nine months ended September 30, 2013, respectively, compared to prior year. Costs incurred for engine overhauls on two models of aircraft were unchanged during the third quarter of 2013 compared to 2012 but increased by approximately $3.9 million in the nine months ended September 30, 2013, compared to 2012, primarily due to erosion damage. We expect to mitigate the impact of erosion with the installation of engine barrier filters as operations permit. In addition, during the quarter and nine months ended September 30, 2013, compared to 2012, heavy airframe inspections on the same two models of aircraft increased 62.5% and 135.0%, respectively, due to timing of inspection events driven by hours flown and age of aircraft.

●
Increases of approximately 2.5% and 2.9% in the cost of aircraft fuel per hour flown for AMS for the quarter and nine months ended September 30, 2013, respectively. Total AMS fuel costs increased $302,000, or 4.7%, to $6,717,000 and $106,000, or 0.6%, to $19,207,000 for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. During both 2013 and 2012 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering the majority of our anticipated fuel consumption for both years. We received no cash settlements under the agreements in either 2013 or 2012. Excluding the impact of non-cash mark to market gains and losses under the fuel derivative agreements, the cost of aircraft fuel per hour flown increased 6.4% and 2.2% during the quarter and nine months ended September 30, 2013, compared to 2012, respectively.

●
Expense of $2,000,000 for the nine months ended September 30, 2013, related to hull and liability insurance retention. The retention exposure was triggered by hull claims incurred during the second quarter of 2013.

United Rotorcraft Division

Medical interiors and products revenue decreased $2,874,000, or 33.9%, and $8,212,000, or 35.3%, for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. Significant projects in process during 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter and eight aircraft medical interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2013, was as follows:
●	$2,752,000 and $8,744,000 – governmental entities
●	$2,864,000 and $6,282,000 – commercial customers

Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and ten aircraft medical interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2012, was as follows:
●	$4,562,000 and $10,794,000 – governmental entities
●	$3,928,000 and $12,444,000 – commercial customers

Cost of medical interiors and products decreased $582,000, or 9.9%, and $1,941,000, or 12.0%, for the quarter and nine months ended September 30, 2013, respectively, as compared to the prior year, due primarily to the decrease in sales volume. This impact was offset in part by warranty costs of $389,000 and $1,246,000 for the quarter and nine months ended September 30, 2013, respectively, related to previously installed aircraft interiors. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

Tourism

Tourism and charter revenue totaled $16,002,000 and $42,385,000 for the quarter and nine months ended September 30, 2013, respectively, and consists of fees earned for the transport of passengers primarily for tours of the Grand Canyon. During the quarter and nine months ended September 30, 2013, we transported approximately 64,400 and 166,600 passengers, respectively, on tourism flights. Due to weather and traditional vacation schedules, flight volume for tourist operations tends to be lower during the first quarter than during the remaining quarters of the year. Based upon pre-acquisition Sundance flight data, approximately 60% of annual revenue from tourism operations has been earned during the second and third quarters of a calendar year.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities. Expenses totaled $9,242,000 and $29,243,000 for the quarter and nine months ended September 30, 2013, respectively, and typically vary with passenger count, flight volume, and number and type of aircraft.

General Expenses

Depreciation and amortization expense decreased $857,000, or 4.2%, and $2,670,000, or 4.3%, for the quarter and nine months ended September 30, 2013, compared to 2012. Since March 31, 2012, we have bought out 79 aircraft which were previously leased under capital lease obligations and which had a total depreciable basis of $133.7 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations contributed to a decrease in depreciation in 2013. The decrease was offset in part by $681,000 and $1,999,000 in depreciation and amortization related to Sundance’s assets during the quarter and nine months ended September 30, 2013, respectively.

General and administrative (G&A) expenses increased $6,970,000, or 29.7%, and $13,836,000, or 18.7%, for the quarter and nine months ended September 30, 2013, respectively, compared to 2012. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, transfer center, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to Sundance operations were $1,968,000 and $5,388,000 for the quarter and nine months ended September 30, 2013, respectively. Excluding the impact of Sundance, G&A expenses increased 21.3% and 11.4% in the quarter and nine months ended September 30, 2013, respectively, compared to 2012, reflecting an increase in AMS program administration staffing to manage the increased number of community-based locations. We also more than doubled staffing for our transfer center to support a 24.6% increase in transfer center revenue in the third quarter of 2013 compared to 2012, and in anticipation of additional third party contracts that are expected to commence in the fourth quarter of 2013 or first quarter of 2014. In addition, board of directors compensation increased $112,000 and $832,000 in the quarter and nine months ended September 30, 2013. These increases were offset in part by decreases of $1,269,000 and $5,441,000 in incentive compensation accruals related to our financial performance during the quarter and nine months ended September 30, 2013, respectively, compared to 2012.

Interest expense increased $168,000, or 3.3%, and decreased $718,000, or 4.5%, for the quarter and nine months ended September 30, 2013, compared to 2012, primarily due to the retirement of $39.4 million in capital lease obligations subsequent to March 31, 2012, and to regularly scheduled payments of long-term debt and capital lease obligations. The weighted average effective interest rate on retired capital lease obligations was approximately 4.6%. The resulting decrease in interest expense was offset in part by an additional $100 million term loan under our senior credit facility originated in December 2012, new term loans totaling $120.5 million with a weighted average interest rate of 3.8% originated during 2013, and average balances of $30.0 million and $49.4 million against our line of credit during the quarter and nine months ended September 30, 2013, respectively, compared to $23.8 million and $21.0 million during the quarter and nine months ended September 30, 2012, respectively. The additional term loan and increased borrowings against the line of credit were used primarily to fund the acquisition of Sundance and payment of a special dividend in December 2012. The average interest rate was 2.0% on the term loan and 2.1% on the line of credit in 2013, compared to 2.3% and 3.2%, respectively, in 2012.

Income tax expense was $22,065,000 and $30,815,000, at effective tax rates of 38.3%, and 38.6%, for the quarter and nine months ended September 30, 2013, respectively, compared to $19,073,000 and $46,551,000, at effective tax rates of 40.7%, and 39.4%, for the quarter and nine months ended September 30, 2012, respectively. The rate in 2013 was affected by apportionment factor adjustments and scheduled changes in state income tax rates which decreased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in an income tax benefit of $722,000 for the quarter and nine months ended September 30, 2013. Excluding the effect of this change, the effective tax rate was 39.5% for the quarter and nine months ended September 30, 2013. The quarter and nine months ended September 30, 2012, included income tax expense of $667,000 resulting from the application of an increase in our expected blended state rate to deferred tax assets and liabilities. Excluding the effect of this change, the effective tax rate was 39.2% and 38.8% for the quarter and nine months ended September 30, 2012, respectively. Changes in the revised rates in 2013 compared to 2012 are primarily the result of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2013, was $189,324,000, compared to $163,353,000 at December 31, 2012. Cash generated by operations was $113,815,000 in 2013, compared to $96,331,000 in 2012. Receivables decreased during 2013 by $2.3 million, reflecting the decrease in net patient transport revenue described above. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous three-month and six-month periods to outstanding open net accounts receivable, were as follows:

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
Three-month measurement	92	106	108
Six-month measurement	100	106	106

DSO’s calculated using a three-month measurement period are more significantly impacted by seasonality in revenue than DSO’s using the six-month measurement period.

In 2012, we were refunded approximately $9.1 million of aircraft deposits upon taking delivery of the aircraft and arranging permanent financing for the purchase.

Cash used by investing activities totaled $82,057,000 in 2013 compared to $31,453,000 in 2012. In 2013 we bought out 43 previously leased aircraft for $51.4 million and disposed of ten aircraft for $16.1 million. Equipment acquisitions in 2013 also included the purchase of eleven aircraft for $28.1 million. Equipment acquisitions in 2012 included the buyout of 34 previously leased aircraft for approximately $52.3 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases. We also sold ten other aircraft for $8.9 million during 2012.

Financing activities used $16,417,000 in 2013 compared to $64,633,000 in 2012. The primary uses of cash in both 2013 and 2012 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. During 2013, we originated 44 notes secured by aircraft to finance lease buyouts, retire variable rate debt, and finance the acquisition of three aircraft. The notes have terms ranging from five to ten years and a weighted average fixed interest rate of 3.8%. Lease buyouts of $39.4 million in 2012 were funded primarily through borrowings under our line of credit and cash from current operations.

We currently intend to exercise early lease buyout options on up to seven aircraft totaling approximately $15.2 million during the fourth quarter of 2013. We expect to finance approximately $10.4 million of the buyouts with aircraft financiers under long-term notes and to fund the balance with internally generated cash flow or availability under the line of credit. We expect to use additional cash generated by operations in 2013 to, among other uses, pay down long-term debt with variable interest rates.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the nine months ended September 30, 2013, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $13,893,000 in patient transport revenue.

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

Goodwill Valuation

The Company’s goodwill relates to eight acquisitions and has been allocated to our reporting units. We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2012, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at September 30, 2013, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In the third quarter of 2013, we implemented a new software system for human resources and payroll processing. We will continue to integrate the software with our core processes, systems and controls in future quarters.

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

AIR METHODS CORPORATION

Date: November 8, 2013	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: November 8, 2013	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: November 8, 2013	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
20