Form 10-K
period 2013-12-31
AIR METHODS CORP
filed 2014-03-03
CIK 816159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number   0-16079

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7301 South Peoria, Englewood, Colorado 80112
(Address of principal executive offices and zip code)

303-792-7400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.06 PAR VALUE PER SHARE (the “Common Stock”)
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
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,191,313,000

The number of outstanding shares of Common Stock as of February 21, 2014, was 39,107,097.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders.

TABLE OF CONTENTS

To Form 10-K

i

ii

PART I

ITEM 1. BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. As of December 31, 2013, our Air Medical Services (AMS) Division provided air medical transportation services in 42 states to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). We transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our Tourism Division provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Our United Rotorcraft Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

On December 13, 2013, via a newly formed subsidiary Blue Hawaiian Holdings, LLC, we acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH). The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC, which we can redeem at any time for a price based on BHH’s current operating results. The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group. BHH provides helicopter tours on five of the Hawaiian Islands using a fleet of 24 helicopters consisting of Airbus AS350s and EC130s. BHH operations from December 13 through December 31, 2013, are included in our consolidated statements of comprehensive income and cash flows for the year ended December 31, 2013, as part of our Tourism operating segment.

Air Medical Services Division

Services provided by our AMS Division include medical care, aircraft operation and maintenance in accordance with Federal Aviation Regulations (FAR) Part 135 standards, 24-hour communications and dispatch, and medical billing and collections. Aircraft are typically based at fire stations, airports, or hospital locations. Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing patient transport revenue to fluctuate accordingly. AMS contract revenue consists of approximately 80% fixed monthly fees and 20% hourly flight fees under exclusive operating agreements with hospitals or other institutions. These fees are earned regardless of when, or if, the customer is reimbursed for these services by its patients, their insurers, or governmental agencies. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of AMS contract revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The division operates 380 helicopters and 26 fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR). Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all of our community-based locations and some of our hospital-based locations are conducted from our national center in Omaha, Nebraska. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and transfer center services to outside third parties.

In 2013 we opened 21 new community-based locations, including five resulting from the conversion of hospital contracts, and closed eleven due to insufficient flight volume. One of our hospital customers expanded its service area, resulting in one new base of operation. Twenty-nine AMS contracts were due for renewal in 2013, fourteen of which were renewed for terms ranging from one to five years. Five other contracts were extended into 2014 to allow additional time for contract discussions, and one contract converted to independent operations upon expiration in 2013. Nine customers, representing 29 base locations, chose not to renew their contracts upon expiration in 2013.

Competition comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical base of operation. Operators generally compete for AMS contracts on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Price is a significant element of competition because of the continued pressure on many healthcare organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our patient care, training, maintenance and customer service; the medical configuration of the aircraft we deploy; and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation and field maintenance operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Tourism Division

Our Tourism Division operates 48 helicopters under two Part 135 Air Carrier Certificates in providing aerial tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division began with the purchase of Sundance Helicopters, Inc., (Sundance) in December 2012 and expanded operations with the purchase of BHH in December 2013. We market our tours through company websites and a wide variety of agencies, such as online booking companies, hotels, resorts, and cruise operators. Approximately 25-30% of Sundance bookings originate with one online booking company. The majority of tour fees are collected in advance of the flights. Due to daylight hours and traditional vacation schedules, passenger volume for Sundance tends to be lower during the first and fourth quarters of the year. BHH does not experience significant seasonal variation in passenger volume.

The division currently has flyover rights to conduct aerial tours over the Grand Canyon National Park and two major national parks in Hawaii, along with some smaller national parks. In addition, Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining the Grand Canyon National Park. We conduct operations under the trade name of “Sundance Helicopters” in the Las Vegas and Grand Canyon markets and under “Blue Hawaiian Helicopters” in the Hawaiian market. The trade names are associated with a high standard of service and wide variety of tour experiences.

We face competition from two larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. Aerial tourism providers compete primarily on the basis of price and customer satisfaction. We believe that favorable location of flight terminals in proximity to popular vacation locations and strong brand recognition also help to distinguish our tourism operations from our competition.

United Rotorcraft Division

Our United Rotorcraft (UR) Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication, navigation, environmental control, structural, and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheet metal, and upholstery. The division also offers quality assurance and certification services pursuant to its Parts Manufacturer Approvals (PMA’s) and ISO9001:2000 (Quality Systems) certification.

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

In January 2013, we received an order for 114 HH-60M units for the U.S. Army with deliveries through 2017. In 2013 we completed 23 units under this contract and are scheduled to deliver 24 units in 2014. As of December 31, 2013, other projects in process included 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter and nine aircraft interiors for commercial customers. We also have received contracts for three aircraft interiors for commercial customers and two interiors for another model of Black Hawk helicopter for a foreign military customer. Deliveries under all contracts in process or received as of December 31, 2013, are expected to be completed by the fourth quarter of 2014, with the exception of HH-60M deliveries which will extend through 2017, and remaining revenue for all contracts is estimated at $47.6 million as of December 31, 2013.

Our competition in the aircraft interior design and manufacturing industry comes primarily from several companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. With our established line of interiors for Bell and Airbus aircraft, we believe that we have demonstrated the ability to compete on the basis of each of these factors.

Employees

As of December 31, 2013, excluding BHH, we had 4,055 full time and 172 part time employees, comprised of 1,212 pilots; 813 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing and maintenance positions; 1,176 flight nurses and paramedics; 274 dispatch and transfer center personnel; and 752 business development, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess FAA A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

Our AMS pilots are represented by a collective bargaining unit and the most recent collective bargaining agreement (CBA) expired in December 2013. Negotiations on a new CBA commenced in the fall of 2013 and are ongoing.

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

In the first quarter of 2014, the FAA issued a final rule that requires helicopter operators to follow stricter flight rules and procedures, enhance pre-flight and in-flight communications, and install certain on-board safety equipment. The requirements will be phased in over a period of four years. We are either already in compliance or in the process of becoming compliant with the requirements contained in this rule and do not, therefore, expect a significant incremental impact on our operations.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods and certain of its subsidiaries hold Part 135 Air Carrier Certificates. Air Methods and one of its subsidiaries also hold Part 145 Repair Station Certificates from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2013, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

Health Care Regulation

Under extensive healthcare regulations, we must meet requirements to participate in government programs, including Medicare and Medicaid. Such extensive regulations include, among others:

●
Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (Anti-kickback Statute) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

●
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

●
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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (PPACA), were signed into law in March 2010 and are dramatically changing how health care services are covered, delivered and reimbursed. PPACA is intended to decrease the number of uninsured Americans and reduce health care costs. The legislation is expected to increase health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Among other things, PPACA provides for expanded Medicaid coverage of uninsured individuals, reduction in growth of Medicare spending, and measures designed to promote quality and cost efficiency in health care delivery.

We believe the expansion of health care coverage through private insurance and Medicaid to include previously uninsured individuals may, over time, increase our net reimbursement per patient transport. Millions of additional people are expected to obtain health insurance coverage in 2014 through a variety of mechanisms, including subsidies offered by federal and state-based health insurance exchanges to qualifying individuals to help offset the costs of coverage and expanded Medicaid programs in certain states covering individuals with incomes of up to 138% of the federal poverty level by 2014. Emergency medical services are specifically included as an “essential health benefit” required for plans offered in the individual and small group insurance markets, both inside and outside the federal and state health insurance exchanges, increasing the likelihood that previously uninsured or underinsured individuals will receive coverage for emergency services beginning in 2014. Despite these expansions in coverage, however, reductions in the growth of Medicare reimbursement pursuant to PPACA may adversely affect our net patient transport revenue over time.

It is difficult to predict the full impact of PPACA on our future revenues and results of operations at this time due to a variety of factors, including uncertainty surrounding PPACA’s implementation. Specifically, it is unclear how many uninsured individuals will obtain coverage as a result of PPACA, how many states will implement the Medicaid expansion provisions, and what percent of patients will have private insurance versus Medicaid coverage. Reimbursement rates to be paid by private insurance and Medicaid for newly covered individuals, particularly those individuals covered by plans under the federal and state exchanges, and the types of coverage provided for under the federal and state exchange plans are also unclear. Delays in enforcement of certain provisions of PPACA also make the impact of the law on our revenue and results of operations difficult to ascertain.

Various provisions in PPACA that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, although certain provisions have already gone into effect prior to 2014 and the health insurance coverage mandate for individuals becomes effective in 2014. We are unable to predict the future course of federal and state government regulation and interpretation of PPACA’s new regulatory requirements, most of which have not been interpreted to date.

PPACA also contains a number of measures that are intended to further reduce fraud and abuse in the Medicare and Medicaid programs, amending several existing federal laws that apply to us, including the Federal Anti-Kickback Statute and False Claims Act, making it easier for government agencies and individual whistleblowers to prevail in lawsuits against providers, increasing the fines and penalties imposed on providers accused of violating applicable laws and regulations, and increasing funding for fraud and abuse investigations and enforcement.

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

Other Regulations

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Stock Market rules, and other federal and state securities laws. Certain of our operations are also subject to regulation under the Foreign Corrupt Practices Act and various laws related to the export of emergency medical interiors manufactured by United Rotorcraft, including, among others, the U.S. Export Administration Regulations and the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls.  In addition, our operations are subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including the Occupational Safety and Health Administration regulations.

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

●
Patient transport volume – Almost all patient transport revenue and approximately 20% of AMS contract revenue is dependent upon flight volume. Approximately 18% of AMS operating costs incurred during 2013 also vary with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower patient transport revenue during these months. Flight volume related to patient transports can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has outpaced trends in the demand for service. Demand for air medical transportation may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of accidents within the air medical industry; or questions regarding the medical necessity for certain transports. In addition, if hospitals within our service areas expand operations to include trauma centers, cardiac catheterization labs, and similar capabilities, the demand for our services may decrease. Conversely, a trend toward hospital consolidation may increase demand for air medical transportation. Finally, a number of our bases are located in rural areas throughout the United States and are difficult to staff with appropriate personnel, resulting in lower in-service rates and, therefore, lower flight volume.

●
Collection rates – We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. For our independent service operations, we invoice patients and their insurers directly for services rendered and recognize revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. To the extent that complexity associated with patient billing causes delays in our cash collections, we assume the financial risk of carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. However, Medicaid represents a small percentage of the revenue we realize from patient transports. The collection rate is also impacted by changes in the cost of healthcare and health insurance, as well as economic pressures on employers. As the cost of healthcare increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced, resulting in an increase in balances billed to individuals. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $12.8 million to $13.6 million in pre-tax operating results. Similar to Medicaid reimbursement rates, Medicare rates are less than the cost of providing air medical transportation, and, therefore, our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. Net reimbursement per transport from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. To the extent that healthcare reform or other forces result in a reversal of the trend away from insurance coverage, reimbursement rates may increase. Consolidation of insurance payers and healthcare providers, such as hospitals and doctors, could place pressure on flight demand and increase the integrated entities’ leverage to apply discounts to reimbursement rates. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, any future price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for patient transports.

●
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

●
Healthcare reform – One of the key goals of PPACA is to increase access to health benefits for the uninsured or underinsured populations, partially through new federal rules related to private health insurance offerings. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. The new federal rules in PPACA may create pricing pressure on private health insurance premiums and, as a result, pricing pressure on providers. PPACA also includes provisions that expand the government’s ability to combat healthcare program fraud, abuse, and waste. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to proposed public or private insurance exchanges, collection rates may decrease. Government-run programs, such as Medicare and Medicaid, may also impose additional discounts in determining their reimbursement rates to offset the cost of expanding coverage to a greater number of participants. In addition, states are allowed to opt out of the Medicaid expansion, which may limit the number of uninsured patients which receive coverage. See further discussion regarding the impact of PPACA in the “Government Regulation” section of Part I of this report.

7

●
Completion and integration of acquisitions – On December 13, 2013, we acquired BHH. We expect to continue to seek opportunities to grow through attractive acquisitions. However, acquisitions present a number of challenges, including significant effort to assimilate the operations, financial and accounting practices, and information systems, and to integrate key personnel from the acquired business. To manage our growth effectively, we must expand and improve our operational, financial, and management controls, information systems, and procedures. Acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations. We may not realize the anticipated benefits of the BHH acquisition or any future acquisitions, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider any acquisition to be inappropriately priced.

●
Tourism flight volume – All tourism revenue is dependent upon flight volume but only approximately 30% of our tourism operating expenses incurred during the year ended December 31, 2013, vary with the number of hours flown. Typically, flight volume for Sundance’s operations tends to be lower during the first and fourth quarters of the year due to the length of daylight hours and traditional vacation schedules. BHH does not experience significant seasonal variation in passenger volume. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. In addition, approximately 25-30% of Sundance’s bookings originate with one online booking company.

●
Dependence on third party suppliers – We currently obtain a substantial portion of our helicopter spare parts and components from Airbus Helicopters (Airbus) and Bell Helicopter, Inc. (Bell) and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2013, Airbus aircraft comprise 82% of our helicopter fleet while Bell aircraft constitute 16%. Based upon the manufacturing capabilities and industry contacts of Airbus, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for Airbus, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations.

●
Disposition of aircraft – We are dependent upon the secondary used aircraft market to dispose of older models of aircraft as part of our ongoing fleet rejuvenation efforts. In the past several years, the demand for used aircraft has diminished. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition as part of our fleet rejuvenation usually have lower carrying costs than new aircraft. We have also been able to convert some aircraft to spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

●
Employee unionization – Our AMS pilots have been represented by a collective bargaining unit since September 2003, and the most recent CBA expired in December 2013. Negotiations have begun on a new CBA but no agreement has yet been reached. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. Union personnel have actively attempted to organize other employee groups in the past, and these groups may elect to be represented by unions in the future. Tourism pilots are not currently subject to the CBA.

8

●
AMS competition – We face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other healthcare institutions. A number of hospitals and healthcare institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition, we face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments for patient transports. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing AMS contracts or market share in the future.

●
Tourism competition – We face competition from two larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. Aerial tourism operators generally compete on the basis of price and customer satisfaction. Strong brand recognition and proximity to popular vacation sights also help to distinguish one competitor over another. Some operators are also exploring innovative but higher risk operations, such as doors-off flights, to attract customers. There can be no assurance that we will be able to continue to compete successfully for market share in the future.

●
Hualapai contract – Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. The relationship between Sundance and the Hualapai has been in place for 25 years, with the current contract effective through March 2016. The contract results in mutual benefit, providing flights for Sundance and additional tourist traffic at Hualapai attractions. Failure to continue to successfully renew the contract with the Hualapai could have a significant adverse impact on the results of operations for the Tourism division.

●
Park overflight restrictions – The United States National Park Service limits the number of flights over national parks annually. We currently have flyover rights to conduct aerial tours over the Grand Canyon National Park and two major national parks in Hawaii, along with some smaller national parks. Regulatory changes or environmental pressures could result in changes to the number of flyover rights issued to aerial tourism operators by the Park Service or to the requirements for noise-diminishing technology on our aircraft. Additional restrictions on flyover rights or changes in technology requirements could have a significant adverse impact on our flight volume or cost of operations for our Tourism division.

●
Passenger terminal facilities – We currently operate our aerial tours out of several airports located in Las Vegas and the Hawaiian Islands. These facilities are strategically located in close proximity to tourist traffic. If these airports were to restrict access for rotor wing operations, our tourism flight volume may be significantly adversely impacted. In addition, Hawaii has a limited number of hangar and helipad sites, which may limit the ability of other competitors to enter the market but also our ability to expand operations to other locations within the state.

●
Aviation industry hazards and insurance limitations – Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most AMS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In independent model operations, our personnel perform medical procedures on transported patients, which may expose us directly to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical and tourism operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have

9

established adequate reserves to fund existing and future claims. The number of air medical accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. Approximately 44% of any increases in hull and liability insurance may be passed through to our AMS contract customers according to contract terms. Loss of any aircraft as a result of accidents could cause adverse publicity and interruption of services to client hospitals, which could adversely affect our operating results and relationships with such hospitals. Accidents within aerial tourism and the resulting adverse publicity could significantly adversely affect our tourism flight volume.

●
Fuel costs – Fuel accounted for 4.0% of total AMS operating expenses and 12.1% of Tourism operating expenses for the year ended December 31, 2013. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our AMS hospital contract customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for community-based operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers. Economic and competitive conditions may also limit our ability to fully recover increased fuel costs for community-based operations and tourism operations. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2013, fuel derivatives covered the majority of our fuel consumption, and in the first quarter of 2014, we entered into fuel derivatives to cover all of our anticipated AMS fuel consumption for 2014.

●
Employee recruitment and retention – An important aspect of our operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

●
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

●
Restrictive debt covenants – Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness and to engage in various corporate transactions such as mergers, acquisitions, asset sales, and payment of future cash dividends. These covenants may restrict future growth through the limitation on acquisitions and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns or decreases in flight volume due to overall economic conditions not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

10

●
Technology and information systems – We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our flight, dispatch and collection operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security and disaster recovery measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can no assurance our safety and security measures or our disaster recovery plan will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our patients, customers, and regulators, which could result in fines, litigation, or negative publicity.

●
Governmental regulation – The air medical transportation services and products and aerial tourism industries are subject to extensive regulation by governmental agencies, including the FAA and Centers for Medicare and Medicaid Services (CMS), which imposes significant compliance costs on us. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenue from flight operations. Further, failure to comply with these extensive laws and regulations or the terms or conditions may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some of or all of our operations.

●
Government contracting – Approximately 3.7% of our revenue for the year ended December 31, 2013, was derived from contracts with the U.S. government, including United Rotorcraft contracts for the manufacture of interiors for the U.S. Army’s HH-60M helicopter. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. United Rotorcraft is also sensitive to U.S. military budgets, which may be impacted by numerous economic and political factors and which may fluctuate based on the policies of the current administration or Congress. In addition, specific government programs in which we participate, or in which we may seek to participate in the future, compete with other programs for consideration during the budget formulation and appropriation processes. One or more of the programs that we currently support could be phased out or terminated. Reductions in these existing programs, unless offset by other programs and opportunities, could have a material adverse effect on the competitive position, results of operations, cash flows or financial condition of the United Rotorcraft Division.

●
Debt and lease obligations – We are obligated under debt facilities and capital lease arrangements providing for up to $764.8 million of indebtedness, of which $676.8 million was outstanding at December 31, 2013, and operating lease obligations which total $45.6 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

11

●
Foreign ownership – Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2013, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 113,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We hold a lease through January 2015 for approximately 22,000 square feet of office space in San Bernardino, California, for our medical billing department and through February 2021 for approximately 12,000 square feet of office space in Omaha, Nebraska, for our communications and dispatch center. Both leases contain options to extend the terms past the stated expiration dates. We hold leases through August 2028 for approximately 11,000 square feet of office space in Las Vegas, Nevada, for Sundance’s primary guest center and through November 2016 for approximately 12,900 square feet of office space in Kahului, Hawaii, for BHH’s headquarters. We also own and lease various properties for depot level maintenance, warehouse, Tourism guest centers, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2013, our aircraft fleet consisted of 264 Company-owned aircraft and 136 leased aircraft, including aircraft acquired in the BHH transaction. The table below also includes 55 aircraft owned by AMS customers and operated by us under contracts with them.

Type	AMS Division	AMS Customer- Owned	Tourism	Total

Single-Engine Helicopters:
Bell 206	2	--	--	2
Bell 407	38	9	--	47
Airbus AS 350	104	4	27	135
Airbus EC 130	38	--	21	59
Total Single-Engine	182	13	48	243
Twin-Engine Helicopters:
Bell 222	8	--	--	8
Bell 412	4	--	--	4
Bell 429	2	1	--	3
Bell 430	--	4	--	4
Airbus AS 365	--	5	--	5
Airbus BK 117	45	3	--	48
Airbus EC 135	77	6	--	83
Airbus EC 145	7	16	--	23
Boeing MD 902	1	1	--	2
Agusta 109	1	2	--	3
Agusta 119	2	--	--	2
Total Twin-Engine	147	38	--	185
Total Helicopters	329	51	48	428

Airplanes:
Piper Saratoga	--	--	1	1
King Air B 100	1	--	--	1
King Air B 200	2	1	--	3
Pilatus PC 12	14	3	--	17
Lear Jet	5	--	--	5
Total Airplanes	22	4	1	27
TOTALS	351	55	49	455

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

We have experienced no significant difficulties in obtaining required parts for our helicopters. Repair and replacement components are purchased primarily through Airbus and Bell, whose aircraft make up the majority of our fleet. Based upon the manufacturing capabilities and industry contacts of Airbus and Bell, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by Airbus or Bell would require us to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.     LEGAL PROCEEDINGS

On January 30, 2013, we were served with a purported class action lawsuit, Helmick and Williams v. Air Methods Corporation, filed in Superior Court in Alameda County, California. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition within the jurisdiction of the state of California. Plaintiff is seeking compensatory damages and other applicable statutory damages, penalties and wages under the Labor Code, and attorneys’ fees, interest and costs.

We continue to evaluate the merits of the lawsuit and are vigorously defending against this suit. However, we cannot predict the outcome of this lawsuit or whether we may be required to pay damages, settlement costs, or legal costs.

In the normal course of business, there are various other claims in process, matters in litigation and other contingencies. These include claims resulting from helicopter accidents, billing reimbursement challenges, employment-related claims and claims from patients transported by our company alleging negligent medical care or transport. To date, no claims of these types of litigation, certain of which are covered by insurance policies, have had a material effect on us. While it is not possible to predict the outcome of these other suits, legal proceedings and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these other matters has been made in the financial statements and that the ultimate resolution of these other matters will not have a material adverse effect on our financial position and results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market® under the trading symbol “AIRM.” The following table shows, for the periods indicated, the high and low closing prices for our common stock. The quotations for the common stock represent prices between dealers and do not reflect adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All prices presented have been retroactively adjusted for a 3-for-1 stock split which was effective on December 28, 2012, and is described in further detail in Note 8 to the consolidated financial statements.

Year Ended December 31, 2013
Common Stock	High	Low

First Quarter	$49.60	$37.35
Second Quarter	47.99	33.22
Third Quarter	42.95	32.63
Fourth Quarter	58.72	41.21

Year Ended December 31, 2012
Common Stock	High	Low

First Quarter	$30.61	$26.47
Second Quarter	32.75	27.06
Third Quarter	40.35	31.84
Fourth Quarter	40.26	34.49

As of February 21, 2014, there were approximately 192 holders of record of our common stock.

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

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2008 through December 31, 2013, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. The S&P 500 is a widely used composite index reflecting the returns of 500 publicly traded companies in a variety of industries. The Peer Group consists of all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” including Alpine Air Express, Inc.; Avantair, Inc.; Bristow Group, Inc.; and PHI, Inc. We believe that this Peer Group is our most appropriate peer group for stock comparison purposes due to the limited number of publicly traded companies engaged in air or ground medical transport and because this Peer Group contains a number of companies with capital costs and operating constraints similar to ours. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2008, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
AIR METHODS CORPORATION	100.00	210.26	351.91	528.14	737.51	1164.11
S & P 500	100.00	126.46	145.51	148.59	172.37	228.19
PEER GROUP	100.00	145.38	171.48	175.87	205.93	287.13

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the years ended December 31, 2012 and 2011, increased in part as a result of the acquisition of OF Air Holdings Corporation and its subsidiaries (Omniflight) in August 2011. Total assets as of December 31, 2012, and revenue and expenses for the year ended December 31, 2013, also increased in part as a result of the acquisition of Sundance in December 2012. Total assets as of December 31, 2013, also increased in part as a result of the acquisition of BHH in December 2013. All share and per share amounts presented below have been retroactively adjusted to reflect the 3-for-1 stock split effected in December 2012.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Comprehensive Income Data:
Revenue	$881,601	850,812	660,549	562,002	514,298

Operating expenses	(647,885)	(578,457)	(481,576)	(409,578)	(389,132)
General and administrative expenses	(113,035)	(102,023)	(85,500)	(69,226)	(64,963)
Other expense, net	(19,187)	(17,388)	(16,171)	(15,242)	(16,337)
Income before income taxes	101,494	152,944	77,302	67,956	43,866
Income tax expense	(39,425)	(59,792)	(30,728)	(25,199)	(16,954)

Net income	$62,069	93,152	46,574	42,757	26,912
Less net loss attributable to non-controlling interests	(270)	--	--	--	--
Net income attributable to Air Methods Corporation and subsidiaries	$62,339	93,152	46,574	42,757	26,912

Basic income per common share	$1.55	2.41	1.23	1.14	.73

Diluted income per common share	$1.54	2.39	1.21	1.13	.72

Weighted average number of shares of Common Stock outstanding - basic	38,923,206	38,594,286	37,999,422	37,489,539	36,803,181

Weighted average number of shares of Common Stock outstanding - diluted	39,210,392	39,044,468	38,482,785	37,789,242	37,303,758

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,252,541	1,118,863	1,028,471	723,110	694,338
Long-term liabilities	714,151	675,801	569,861	374,288	391,344
Stockholders’ equity	367,959	299,610	287,902	233,429	185,573

SELECTED OPERATING DATA

	2013		2012	2011		2010	2009
For year ended December 31:
Patient transports	53,131		55,976	45,480	(1)	40,046	39,613
Tourism passengers	221,730	(2)	--	--		--	--
As of December 31:
Community-based locations	179		169	165		110	102
AMS contract locations	109		141	136		126	132

(1) Includes transports for Omniflight locations from August 1 through December 31, 2011, only.
(2) Includes passengers for BHH from December 13 through December 31, 2013, only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of BHH; our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In 2013 the AMS Division generated 91% of our total revenue, compared to 97% in 2012 and 95% in 2011.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division was started with the acquisition of Sundance in December 2012. In 2013 the Tourism Division generated 6% of our total revenue.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2013 the UR Division generated 3% of our total revenue, compared to 3% in 2012 and 5% in 2011.

See Note 14 to the consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 82% of AMS operating costs incurred during 2013 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 53,100 for 2013 compared to approximately 56,000 for 2012. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 49,500 in 2013 compared to 54,000 in 2012. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,830 higher in 2013 compared to 2012. Requests for service decreased by 4.8% for the year ended December 31, 2013, for bases open greater than one year. Extreme weather conditions may cause a reduction in flight demand as well as in the number of completed flights.

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. PPACA is intended to decrease the number of uninsured Americans and reduce health care costs. Due to the uncertainty surrounding PPACA’s implementation, the impact on our reimbursement rates is, as yet, still not fully known. See further discussion regarding the impact of PPACA in the “Government Regulation” section of Part I of this report. Net reimbursement per transport increased 4.2% in the year ended December 31, 2013, compared to 2012, attributed to recent price increases net of a deterioration in payer mix described below. Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for patient transports were as follows:

	For years ended December 31,
	2013	2012	2011
Gross billings	100%	100%	100%
Provision for contractual discounts	48%	45%	44%
Provision for uncompensated care	20%	19%	19%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, any future price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. The number of transports covered by insurance decreased from 34.5% of total transports for the year ended December 31, 2012, to 33.1% of total transports for the year ended December 31, 2013, with most of the decrease moving to Medicare.

20

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 13% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2012, we have taken delivery of nineteen new aircraft and have commitments to take delivery of sixty additional aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Aircraft maintenance expense, excluding maintenance expense for the Tourism Division, decreased 1.3% in 2013 compared to 2012, while total AMS flight volume decreased 7.9% over the same period. The change in maintenance costs despite the greater decrease in flight volume is primarily attributable to higher engine overhaul costs, mostly due to erosion damage, and to a greater number of heavy airframe inspections due to timing of inspection events driven by hours flown and age of aircraft on two models of aircraft.

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

●
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and were covered under a CBA which expired in December 2013. Negotiations on a new CBA have begun but no agreement has yet been reached. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2013 compared to 2012

We reported net income of $62,339,000 for the year ended December 31, 2013, excluding net loss attributable to redeemable non-controlling interests, compared to $93,152,000 for the year ended December 31, 2012. Net reimbursement per patient transport increased 4.2% in 2013 compared to 2012, while Same-Base Transports were 8.2% lower over the same period. The results for 2013 include the impact of the Sundance acquisition which closed in December 2012, as well as results for BHH following the acquisition on December 13, 2013.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and decreased $2,819,000, or 0.5%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, for the following reasons:
●
Increase of 4.2% in net reimbursement per transport for the year ended December 31, 2013, compared to 2012, due to the benefit of recent price increases net of the deterioration in payer mix described above.

●
Decrease of 4,442, or 8.2%, in Same-Base Transports for the year ended December 31, 2013, compared to 2012. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,830 higher in 2013 compared to 2012. Requests for service decreased by 4.8% in 2013 for bases open greater than one year.

21

●
Incremental net revenue of $42,425,000 for the year ended December 31, 2013, generated from the addition of 31 new bases, including six bases resulting from the conversion of hospital contracts, during either 2013 or 2012.

●	Closure of sixteen bases during either 2013 or 2012, resulting in a decrease in net revenue of approximately $14,715,000 during the year ended December 31, 2013.

Air medical services contract revenue decreased $20,444,000, or 9.1%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, for the following reasons:
●
Cessation of service under twelve contracts and the conversion of five contracts to community-based operations during either 2013 or 2012, resulting in a decrease in net revenue of approximately $29,807,000 for the year ended December 31, 2013.

●
Incremental net revenue of $8,109,000 for the year ended December 31, 2013, generated from the addition of three new air medical services contracts and the expansion of six contracts to additional bases of operation during either 2013 or 2012.

●	Decrease of approximately 7.5% in flight volume for the year ended December 31, 2013, for all contracts excluding new contracts, contract expansions, and closed contracts discussed above.
●	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $25,613,000, or 8.0%, for the year ended December 31, 2013, compared to 2012, for the following reasons:
●	Increase of approximately $25,937,000 for the year ended December 31, 2013, for the addition of personnel to staff new base locations described above.
●	Decrease of approximately $18,783,000 for the year ended December 31, 2013, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses decreased $646,000, or 0.4%, for the year ended December 31, 2013, in comparison to 2012. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The decrease in costs is due to the following:
●
Decrease in AMS aircraft maintenance expense of $1,417,000, or 1.3%, to $104,609,000. Total AMS flight volume decreased 7.9% for 2013 compared to 2012. Costs incurred for engine overhauls on two models of aircraft increased by approximately $4.3 million in 2013 compared to 2012, primarily due to erosion damage. We expect to mitigate the impact of erosion with the installation of engine barrier filters as operations permit. In addition, heavy airframe inspections on the same two models of aircraft increased 67.7% in 2013 compared to 2012, due to timing of inspection events driven by hours flown and age of aircraft.

●
Increase of approximately 1.0% in the cost of aircraft fuel per hour flown for AMS operations. Total AMS fuel costs decreased $212,000 to $25,411,000 for 2013 compared to 2012. During both 2013 and 2012 we had commodity call options to protect against aircraft fuel price increases greater than 20%, covering the majority of our anticipated fuel consumption for both years. We received no cash settlements under the agreements in either 2013 or 2012.

●
Expense of $2,000,000 for the year ended December 31, 2013, related to hull and liability insurance retention. The retention exposure was triggered by hull claims incurred during the second quarter of 2013.

Tourism

Tourism and charter revenue totaled $56,591,000 for the year ended December 31, 2013, and consists of fees earned for the transport of passengers primarily for tours of the Grand Canyon. Tourism revenue also included $2,758,000 for BHH operations following the acquisition date of December 13, 2013, through the end of the year. During 2013 we transported approximately 221,700 passengers on tourism flights.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities. Expenses totaled $38,606,000 for 2013 and typically vary with passenger count, flight volume, and number and type of aircraft. BHH operating expenses totaled approximately $1,646,000 from December 13 through December 31, 2013.

United Rotorcraft Division

Medical interiors and products revenue decreased $4,527,000, or 15.7%, for the year ended December 31, 2013, compared to 2012. Significant projects completed or in process during 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter, work under two contracts to produce a total of 61 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and thirteen aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2013, was as follows:
●	$15,206,000 – governmental entities
●	$9,098,000 – commercial customers

Significant projects in process during 2012 included fifty multi-mission interiors for the U.S. Army’s HH-60M helicopter and ten aircraft medical interiors for commercial customers. Revenue by product line for the year ended December 31, 2012, was as follows:
●	$14,460,000 – governmental entities
●	$14,372,000 – commercial customers

Cost of medical interiors and products increased $2,127,000, or 10.0%, for the year ended December 31, 2013, as compared to the previous year. The impact of the decrease in sales volume was offset by warranty costs of $1,652,000 related to previously installed aircraft interiors and by the write-off of $1,434,000 in costs to develop Supplemental Type Certificates (STC’s) when the STC’s were determined not to be viable products. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization expense decreased $2,869,000, or 3.5%, for the year ended December 31, 2013. Since March 31, 2012, we have bought out 84 aircraft which were previously leased under capital lease obligations and which had a total depreciable basis of $154.8 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations contributed to a decrease in depreciation in 2013. The decrease was offset in part by $2,962,000 in depreciation and amortization related to Sundance and BHH assets.

General and administrative (G&A) expenses increased $15,711,000, or 16.1%, for the year ended December 31, 2013, compared to 2012. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to Sundance and BHH operations were $7,629,000 for 2013. Excluding the impact of Sundance and BHH, G&A expenses increased 8.3% for the year ended December 31, 2013, compared to 2012, reflecting an increase in AMS program administration staffing to manage the increased number of community-based locations. In addition, board of directors compensation increased $924,000 and expenses related to mergers and acquisitions activity increased $872,000 in 2013. These increases were offset in part by a decrease of $7,754,000 in incentive compensation accruals related to our financial performance during 2013 compared to 2012.

Interest expense decreased $328,000, or 1.6%, for the year ended December 31, 2013, compared to 2012, primarily due to the retirement of $41.0 million in capital lease obligations subsequent to March 31, 2012, and to regularly scheduled payments of long-term debt and capital lease obligations. The weighted average effective interest rate on retired capital lease obligations was approximately 4.6%. The resulting decrease in interest expense was offset in part by additional $100 million and $60 million term loans under our senior credit facility originated in December 2012 and December 2013, respectively; new term loans totaling $134.6 million with a weighted average interest rate of 3.9% originated during 2013, and an average balance of $38.9 million against our line of credit during 2013 compared to $24.4 million during 2012. The additional term loans and increased borrowings against the line of credit were used primarily to fund the acquisitions of Sundance and BHH and payment of a special dividend in December 2012. The average interest rate was 2.1% on the term loan and line of credit in 2013, compared to 2.2% on the term loan and 3.1% on the line of credit in 2012.

Income tax expense was $39,425,000, or 38.8% of income before taxes in 2013 and $59,792,000, or 39.1% of income before taxes in 2012. The rate in 2013 was affected by apportionment factor adjustments and scheduled changes in state income tax rates which decreased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in an income tax benefit of $660,000 for the year ended December 31, 2013. The rate in 2012 was also affected by apportionment factor adjustments which increased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in income tax expense of $667,000 for the year ended December 31, 2012. Excluding the effects of these change, the effective tax rate was 39.5% for 2013 and 38.7% in 2012. Change in the revised rate in 2013 compared to 2012 is primarily the result of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

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

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $174,424,000, or 41.9%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, for the following reasons:
●	Net revenue of $74,560,000 from Omniflight’s patient transports from January 1, 2012, through July 31, 2012.
●	Increase of 15.1% in net reimbursement per transport for the year ended December 31, 2012, compared to 2011, due to the benefit of recent price increases net of a deterioration in payer mix.
●
Increase of 434, or 1.0%, in Same-Base Transports for the year ended December 31, 2012, compared to 2011. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,698 lower in 2012 compared to 2011. Requests for service decreased by 1.2% in 2012 for bases open greater than one year.

●
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

Air medical services contract revenue increased $18,021,000, or 8.7%, for the year ended December 31, 2012, compared to the year ended December 31, 2011, for the following reasons:
●	Net revenue of $13,694,000 from Omniflight’s air medical services contracts from January 1, 2012, through July 31, 2012.
●
Cessation of service under six contracts and the conversion of three contracts to community-based operations, as well as the closure of certain satellite locations at the option of three current customers, during either 2012 or 2011, resulting in a decrease in net revenue of approximately $18,660,000 for the year ended December 31, 2012.

24

●
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

●	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs increased $61,805,000, or 23.7%, for the year ended December 31, 2012, compared to 2011, for the following reasons:
●	Flight center costs of approximately $41,613,000 related to Omniflight’s operations from January 1, 2012, through July 31, 2012.
●	Increase of approximately $16,503,000 for the year ended December 31, 2012, for the addition of personnel to staff new base locations described above.
●	Decrease of approximately $10,086,000 for the year ended December 31, 2012, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $25,308,000, or 20.1%, for the year ended December 31, 2012, in comparison to 2011. The increase in costs is due to the following:
●
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

●	Decreases in hull insurance rates effective July 2012 and 2011.
●	Incremental aircraft operating expenses related to the Omniflight fleet were approximately $18,410,000 from January 1, 2012 through July 31, 2012.

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
●	$14,460,000 – governmental entities
●	$14,372,000 – commercial customers

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
●	$21,160,000 – governmental entities
●	$9,302,000 – commercial customers

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

General and administrative (G&A) expenses increased $16,162,000, or 19.9%, for the year ended December 31, 2012, compared to 2011. G&A expenses were 12.0% of revenue for 2012, compared to 12.9% of revenue for 2011. During the first quarter of 2012, we completed the consolidation of the Part 135 Air Carrier Certificate for Omniflight into the Air Methods certificate and completed the process of integrating other Omniflight overhead functions into existing departments. G&A expenses for 2012 also included $9,451,000 for severance related to the elimination of the chief operating officer position and incentive compensation accruals related to our financial performance. Expense related to incentive compensation totaled approximately $4,567,000 in 2011. Expenses for 2011 also included approximately $2,283,000 in transaction costs and employee severance related to the acquisition of Omniflight. We also incurred approximately $1,678,000 in expenses during the fourth quarter of 2011 related to transitioning Omniflight’s G&A functions into existing Air Methods departments.

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

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2013 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$516,453	39,415	76,645	313,649	86,744
Interest payments (1)	63,966	13,974	24,257	14,235	11,500
Total long-term debt obligations	580,419	53,389	100,902	327,884	98,244

Capital leases	160,365	29,116	53,907	39,366	37,976
Interest payments	18,950	5,568	7,646	3,862	1,874
Total capital lease obligations	179,315	34,684	61,553	43,228	39,850

Operating leases	45,581	8,038	9,707	4,109	23,727
Aircraft purchase commitments	194,236	53,219	106,543	34,474	--

Total	$999,551	149,330	278,705	409,695	161,821

(1)
Interest payments include an estimate of variable-rate interest on our revolving credit facility and notes with principal balances of $333,786,000 as of December 31, 2013. Variable interest was estimated using the weighted average rate in effect during 2013 for each note and the average balance outstanding against the revolving credit facility during 2013.

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2013, we had open purchase commitments totaling $194.2 million for 60 aircraft scheduled to be delivered from 2014 through 2017. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $18.3 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2013, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2014. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

Letters of Credit

As of December 31, 2013, we had three letters of credit totaling $3,525,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

We had cash and cash equivalents of $9,862,000 and working capital of $178,232,000 at December 31, 2013, compared to cash and cash equivalents of $3,818,000 and working capital of $163,353,000 at December 31, 2012. Cash generated by operations totaled $149,650,000 in 2013 compared to $151,295,000 in 2012. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous three-month and six-month periods to outstanding open net accounts receivable, were as follows as of December 31:

	2013	2012
Three-month measurement	106	106
Six-month measurement	97	106

DSO’s calculated using a three-month measurement period are more significantly impacted by seasonality in revenue than DSO’s using the six-month measurement period.

In 2012, we received refunds of $14.7 million for aircraft purchase deposits when permanent financing was arranged.

Cash used for investing activities totaled $175,092,000 in 2013, compared to $109,999,000 in 2012. In 2013 we bought out fifty previously leased aircraft for $57.5 million and disposed of twelve aircraft for $19.1 million. Equipment acquisitions in 2013 also included the purchase of seventeen aircraft for $43.2 million. Equipment acquisitions in 2012 included the buy-out of 49 previously leased aircraft for approximately $65.7 million. Five of these aircraft were subsequently sold for approximately $21.1 million and leased back under capital leases. We also sold fourteen other aircraft for $11.6 million during 2012.

Financing activities provided $31,486,000 in 2013 compared to using $41,040,000 in 2012. The primary uses of cash in both 2013 and 2012 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. In December 2013, we borrowed an additional term loan of $60 million against our senior credit facility to finance the acquisition of BHH. We also originated fifty notes secured by aircraft during 2013 to finance lease buyouts, retire variable rate debt, and finance the acquisition of four aircraft. The notes have terms ranging from five to ten years and a weighted average fixed interest rate of 3.9%. In 2012 the payment of a special cash dividend of $91.6 million was funded by an additional $100 million term loan under our senior credit facility. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends. Lease buy-outs of $51.2 million in 2012 were funded primarily through borrowings under our line of credit and cash from current operations. We also used additional draws against our line of credit to fund the purchase of Sundance on December 31, 2012.

Senior Credit Facility

In December 2013, we borrowed $60 million in the form of an additional term loan against our senior credit facility, primarily to fund the purchase of BHH. As of December 31, 2013, our senior credit facility consists of term loans with a balance of $332.5 million and $12 million outstanding against the $100 million revolving credit facility. Remaining available capacity on the revolving credit facility is $84.5 million and is reduced by three outstanding letters of credit totaling $3.5 million.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments began in 2013 as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated

Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2013, the interest rate on the term loans was 2.19% and on the revolving credit facility was 4.25%.

Subject to certain conditions, we may borrow an additional $40 million under the senior credit facility in the form of term or revolving loans. The maturity date and the interest rate on the additional borrowings would be the same as all other outstanding borrowings under the senior credit facility.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare future dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms’ length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2013, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the year ended December 31, 2013, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $18,593,000 in patient transport revenue.

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

Goodwill Valuation

The Company’s goodwill relates to nine acquisitions and has been allocated to our reporting units. We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2013, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which specifies the presentation in the balance sheet of an unrecognized tax benefit in the aforementioned circumstances. The ASU is effective for periods beginning after December 15, 2013. We do not expect the implementation of ASU No. 2013-11 to have a material effect on our financial position or results of operations because we do not currently have any unrecognized tax benefits.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had a balance of $12,000,000 at December 31, 2013, and $333,786,000 in notes payable. Based on the amounts outstanding at December 31, 2013, the annual impact of a change of 100 basis points in interest rates would be approximately $3,458,000. Interest rates on these instruments approximate current market rates as of December 31, 2013.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our AMS contract hospital customers pay for all fuel consumed in medical flights. Based on actual fuel usage for our patient transports and tourism flights for the year ended December 31, 2013, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $3,177,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for patient transports and tourism flights can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2013 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $3.55 per gallon for wholesale purchases in 2013, covering the majority of our fuel consumption for the year. In the first quarter of 2014, we entered into fuel derivatives to protect against increases in the cost of Gulf Coast jet fuel above $3.44 per gallon covering all of our anticipated fuel consumption for AMS operations in 2014.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal controls over financial reporting of BHH, which was acquired on December 13, 2013. BHH represents approximately $79.5 million of total assets as of December 31, 2013, and $2.8 million of revenue from December 13 through December 31, 2013.

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, and their report is included herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our board of directors has adopted codes of ethics that apply to all of our directors, officers and employees, including our chief executive officer, chief financial officer and all of the finance team. The full text of our codes of ethics can be found on the investor relations page of our website at www.airmethods.com. We intend to disclose any changes in or waivers from the codes of ethics by posting such information on our corporate website or by filing a Current Report on Form 8-K.

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2014, for the Annual Meeting of Stockholders to be held in May 2014.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2014, for the Annual Meeting of Stockholders to be held in May 2014.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2014, for the Annual Meeting of Stockholders to be held in May 2014.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2014, for the Annual Meeting of Stockholders to be held in May 2014.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2014, for the Annual Meeting of Stockholders to be held in May 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

	1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012, and 2011

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

	3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 20103

3.4	Amendment to Certificate of Incorporation, effective December 14, 20124

3.5	By-Laws as Amended5

3.6	First Amended and Restated Bylaws of Air Methods Corporation6

4.1	Specimen Stock Certificate7

10.1	Second Amended and Restated Air Methods Corporation 2006 Equity Compensation Plan8

10.2	Form of Restricted Stock Grant Agreement9

10.3	Form of Non-Qualified Stock Option Agreement10

10.4	Form of Incentive Stock Option Agreement10

10.5	Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated September 24, 201211

IV-1

10.6	Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated September 24, 201211

10.7	Amended and Restated Employment Agreement between the Company and Trent J. Carman, dated September 24, 201211

10.8	Amended and Restated Employment Agreement between the Company and Sharon J. Keck, dated September 24, 201211

10.9	Amended and Restated Employment Agreement between the Company and Crystal Gordon, dated September 24, 2012

10.10	Employment Agreement between the Company and David M. Doerr, dated October 21, 2013

10.11
Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 13, 2013, among Air Methods Corporation and its subsidiaries; certain lender parties named therein; KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner; PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent; BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent; and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent12

10.12	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at the 2012 Annual Meeting13

10.13	2011-2014 Bonus Program adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at Company’s 2012 Annual Meeting13

10.14	Air Methods Corporation 2012-2014 Bonus Program, adopted September 25, 201211

10.15
Stock Purchase Agreement by and among Air Methods Corporation, Sundance Helicopters, Inc., the sellers listed on Exhibit A thereto and for purposes of Article IX, the guarantors party thereto, dated December 20, 2012.15

10.16	Collective Bargaining Agreement by and between the Office and Professional Employees International Union, Local 109, and Air Methods Corporation, effective December 15, 201114

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IV-2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 17, 2012, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 20, 2006, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2012, and incorporated herein by reference.

IV-3

12	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2013, and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 28, 2012, and incorporated herein by reference.

14	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2011, and incorporated herein by reference.

15	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

IV-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 3, 2014	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 3, 2014
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer and Treasurer	March 3, 2014
Trent J. Carman

/s/ Sharon J. Keck	Chief Accounting Officer	March 3, 2014
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	March 3, 2014
C. David Kikumoto

/s/ George W. Belsey	Director	March 3, 2014
George W. Belsey

/s/ Ralph J. Bernstein	Director	March 3, 2014
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	March 3, 2014
Mark D. Carleton

/s/ John J. Connolly	Director	March 3, 2014
John J. Connolly

/s/ Jeffrey A. Dorsey	Director	March 3, 2014
Jeffrey A. Dorsey

/s/ Carl H. McNair, Jr.	Director	March 3, 2014
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	March 3, 2014
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz	Director	March 3, 2014
Morad Tahbaz

IV-5

AIR METHODS CORPORATION
AND SUBSIDIARIES

Table of Contents

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2013 and 2012	F-3

Consolidated Statements of Comprehensive Income,
Years Ended December 31, 2013, 2012, and 2011	F-5

Consolidated Statements of Stockholders’ Equity,
Years Ended December 31, 2013, 2012, and 2011	F-6

Consolidated Statements of Cash Flows,
Years Ended December 31, 2013, 2012, and 2011	F-7

Notes to Consolidated Financial Statements,
December 31, 2013 and 2012	F-9

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012, and 2011	F-31

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

IV-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Blue Hawaiian Helicopters (BHH) during 2013, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, BHH's internal control over financial reporting associated with total assets of $79.5 million and total revenues of $2.8 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of BHH.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
March 3, 2014

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012
(Amounts in thousands, except share and per share amounts)

	2013	2012
Assets

Current assets:
Cash and cash equivalents	$9,862	3,818
Receivables:
Trade, net (note 3 and 6)	237,856	232,929
Refundable income taxes	11,863	3,944
Other	953	2,842
	250,672	239,715

Inventories (note 6)	47,804	40,789
Work-in-process on medical interiors and products contracts	5,313	2,335
Assets held for sale	5,103	9,290
Costs and estimated earnings in excess of billings on uncompleted contracts (note 4)	2,888	585
Refundable deposits	8,459	2,149
Prepaid expenses and other current assets (note 5)	10,449	8,124

Total current assets	340,550	306,805

Property and equipment (notes 6 and 7):
Land	251	251
Flight and ground support equipment	584,059	417,303
Aircraft under capital leases	246,752	343,079
Aircraft rotable spare parts	41,391	54,176
Buildings and office equipment	51,601	44,785
	924,054	859,594
Less accumulated depreciation and amortization	(259,212)	(262,356)

Net property and equipment	664,842	597,238

Goodwill (note 2)	128,121	120,029
Intangible assets, net of accumulated amortization of $13,397 and $8,019 at December 31, 2013 and 2012, respectively (note 2 and 6)	88,215	66,817
Other assets	30,813	27,974

Total assets	$1,252,541	1,118,863

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
December 31, 2013 and 2012
(Amounts in thousands, except share and per share amounts)

	2013	2012
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,616	3,570
Current installments of long-term debt (note 5 and 6)	39,415	23,796
Current installments of obligations under capital leases (note 7)	29,116	39,343
Accounts payable	20,431	15,847
Deferred revenue	3,463	4,506
Billings in excess of costs and estimated earnings on uncompleted contracts (note 4)	2,232	392
Accrued wages and compensated absences	24,346	21,614
Due to third party payers	7,789	6,426
Deferred income taxes (note 11)	13,748	11,797
Other accrued liabilities	19,162	16,161

Total current liabilities	162,318	143,452

Long-term debt, less current installments (note 5 and 6)	477,038	380,682
Obligations under capital leases, less current installments (note 7)	131,249	200,337
Deferred income taxes (note 11)	86,131	61,684
Other liabilities (note 7)	19,733	33,098

Total liabilities	876,469	819,253

Redeemable non-controlling interests (note 2)	8,113	--

Stockholders’ equity (notes 8 and 9):
Preferred stock, $1 par value. Authorized 15,000,000 shares,
none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,301,407 and 38,967,105 shares at December 31, 2013 and 2012, respectively; outstanding 39,064,437 and 38,761,462 shares at December 31, 2013 and 2012, respectively	2,343	2,324
Additional paid-in capital	112,890	104,585
Retained earnings	253,098	192,701
Accumulated other comprehensive loss	(372)	--
Total stockholders’ equity	367,959	299,610
Commitments and contingencies (notes 6, 7, 12, and 13)
Total liabilities and stockholders’ equity	$1,252,541	1,118,863

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2013	2012	2011
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 3)	$971,535	910,939	625,182
Provision for uncompensated care (note 3)	(383,636)	(320,221)	(208,888)
Patient transport revenue, net	587,899	590,718	416,294
Air medical services contract revenue (note 10)	204,512	224,956	206,935
Tourism and charter revenue	56,591	--	--
Medical interiors and products revenue	24,305	28,832	30,462
Dispatch and billing service revenue	8,294	6,306	6,858
	881,601	850,812	660,549
Operating expenses:
Flight centers	347,781	322,168	260,363
Aircraft operations (note 5)	150,554	151,200	125,892
Tourism operating expenses	38,606	--	--
Cost of medical interiors and products sold	23,363	21,236	21,800
Cost of dispatch and billing services	7,407	4,699	4,338
Depreciation and amortization	79,655	82,524	72,877
Loss on disposition of assets, net	519	1,329	644
General and administrative	113,035	97,324	81,162
	760,920	680,480	567,076
Operating income	120,681	170,332	93,473

Other income (expense):
Interest expense	(20,323)	(20,651)	(20,072)
Other, net	1,136	3,263	3,901
Income before income taxes	101,494	152,944	77,302
Income tax expense (note 11)	(39,425)	(59,792)	(30,728)
Net income	62,069	93,152	46,574
Less net loss attributable to redeemable non-controlling interests	(270)	--	--

Net income attributable to Air Methods Corporation and subsidiaries	$62,339	93,152	46,574

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(372)	--	--
Comprehensive income	$61,967	93,152	46,574

Income per common share (note 8):
Basic	$1.55	2.41	1.23
Diluted	$1.54	2.39	1.21

Weighted average number of common shares outstanding:
Basic	38,923,206	38,594,286	37,999,422
Diluted	39,210,392	39,044,468	38,482,785

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances at January 1, 2011	37,806,492	$756	88,069	144,604	--	233,429
Issuance of common shares for options	406,188	8	3,678	--	--	3,686
Tax benefit from exercise of stock options	--	--	1,324	--	--	1,324
Stock-based compensation (note 9)	6,000	--	2,889	--	--	2,889
Unvested restricted stock grants	180,000	--	--	--	--	--
Net income	--	--	--	46,574	--	46,574
Balances at December 31, 2011	38,398,680	764	95,960	191,178	--	287,902
Issuance of common shares for options	451,770	9	4,685	--	--	4,694
Tax benefit from exercise of stock options	--	--	3,447	--	--	3,447
Stock-based compensation (note 9)	3,001	--	2,044	--	--	2,044
Forfeiture of unvested restricted shares	(15,996)	--	--	--	--	--
Unvested restricted stock grants	129,650	--	--	--	--	--
Stock split (note 8)	--	1,551	(1,551)	--	--	--
Cash dividend (note 8)	--	--	--	(91,629)	--	(91,629)
Net income	--	--	--	93,152	--	93,152
Balances at December 31, 2012	38,967,105	2,324	104,585	192,701	--	299,610
Issuance of common shares for options	229,506	19	1,730	--	--	1,749
Tax benefit from exercise of stock options	--	--	3,015	--	--	3,015
Stock-based compensation (note 9)	14,850	--	3,560	--	--	3,560
Forfeiture of unvested restricted shares and related dividends	(14,204)	--	--	34	--	34
Unvested restricted stock grants	104,150	--	--	--	--	--
Adjustments to redeemable non-controlling interest	--	--	--	(1,976)	--	(1,976)
Net income	--	--	--	62,339	--	62,339
Other comprehensive loss	--	--	--	--	(372)	(372)
Balances at December 31, 2013	39,301,407	$2,343	112,890	253,098	(372)	367,959

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands)

	Year Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income	$62,069	93,152	46,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79,655	82,524	72,877
Deferred income tax expense	26,848	15,258	13,107
Stock-based compensation	3,560	2,044	2,889
Tax benefit from exercise of stock options	(3,015)	(3,447)	(1,324)
Loss on disposition of assets	519	1,329	644
Unrealized loss on derivative instrument	143	257	800
Loss from equity method investee	212	--	--
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(8,783)	(46,692)	(23,725)
Increase in inventories and work-in-process on medical interiors and products contracts	(5,860)	(6,614)	(2,578)
Decrease (increase) in prepaid expenses and other current assets	(7,824)	12,803	(12,093)
Decrease (increase) in costs in excess of billings	(2,303)	1,269	(1,694)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	4,483	1,809	(1,193)
Increase (decrease) in deferred revenue and billings in excess of costs	(54)	(2,397)	487

Net cash provided by operating activities	149,650	151,295	94,771

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	(65,641)	(47,912)	(202,734)
Buy-out of previously leased aircraft	(57,458)	(65,661)	(35,237)
Acquisition of property and equipment	(65,804)	(27,024)	(21,541)
Proceeds from disposition and sale of equipment and assets held for sale	20,471	33,423	8,754
Increase in other assets, net	(6,660)	(2,825)	(170)

Net cash used in investing activities	(175,092)	(109,999)	(250,928)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2013	2012	2011
Cash flows from financing activities:
Proceeds from issuance of common stock	$1,749	4,694	3,686
Payment of cash dividend	--	(91,629)	--
Tax benefit from exercise of stock options	3,015	3,447	1,324
Borrowings under line of credit	69,370	135,738	31,271
Payments under line of credit	(124,370)	(80,008)	(20,000)
Proceeds from long-term debt	194,628	111,888	204,750
Payments for financing costs	(868)	(888)	(1,807)
Payments of long-term debt	(27,653)	(25,707)	(49,161)
Payments of capital lease obligations	(84,727)	(98,575)	(71,054)
Proceeds from non-controlling interests	342	--	--

Net cash provided (used) by financing activities	31,486	(41,040)	99,009

Increase (decrease) in cash and cash equivalents	6,044	256	(57,148)

Cash and cash equivalents at beginning of year	3,818	3,562	60,710

Cash and cash equivalents at end of year	$9,862	3,818	3,562

Interest paid in cash during the year	$19,563	20,083	19,407
Income taxes paid in cash during the year	$17,404	43,041	15,351

Non-cash investing and financing activities:

In the year ended December 31, 2013, the Company entered into notes payable of $2,616 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of December 31, 2013, and into capital leases of $5,412 to finance the purchase of aircraft and information systems hardware. The Company also settled notes payable of $3,570 in exchange for the aircraft securing the debt.

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
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as a provider of air medical emergency transport services and systems throughout the United States of America. The Company also conducts aerial tours primarily in and around the Grand Canyon and Hawaiian Islands and designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. The accompanying consolidated financial statements included all majority-owned subsidiaries over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain reclassifications were made to certain line items in prior year consolidated statements of comprehensive income to conform to the 2013 presentation. The impact of the reclassifications is not considered to be material to the consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $625,000 at December 31, 2012, consisted of short-term money market funds. The Company had no cash equivalent instruments as of December 31, 2013.

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

Intangible Assets

The Company recognized intangible assets related to trade names, customer lists, and other customer or contractual relationships as a result of its recent acquisitions. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Amortization expense, computed using the straight-line method, is estimated as follows: $4,363,000 in 2014,  $4,361,000 in 2015, $4,099,000 in 2016, and $4,048,000 in each of 2017 and 2018. Intangible assets totaling $24.5 million have indefinite lives.

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

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of goodwill in 2013, 2012, and 2011. Goodwill has been allocated to the Company’s segments as follows: $117,466,000 to the Air Medical Services Division, $495,000 to the United Rotorcraft Division, and $10,160,000 to the Tourism Division.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)       Summary of Significant Accounting Policies, continued

Derivative Instruments

The Company accounts for derivative financial instruments under FASB ASC 815, Derivatives and Hedging. ASC 815 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period. The Company’s derivative instruments are not designated as hedging instruments. Changes in the fair value of the fuel derivative instruments are reflected in fuel expense, included in aircraft operations expense, in the consolidated statements of comprehensive income.

Redeemable Non-controlling Interests

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, the Company adjusts the carrying amount of redeemable non-controlling interests to current redemption amounts at the end of each reporting period. Adjustments to redeemable non-controlling interests that affect the numerator of earnings per share calculations are accounted for as increases or decreases to retained earnings.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2013, assets held for sale consisted primarily of six aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

Revenue Recognition

Fixed fee revenue under the Company’s operating agreements with hospitals and other institutions is recognized monthly over the terms of the agreements.

Revenue relating to emergency and tourism flights is recognized upon completion of the services. Revenue relating to emergency flights is recorded net of provisions for contractual discounts and estimated uncompensated care. The Company has from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. The Company also provides services to patients who have no insurance or other third-party payer coverage. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payers.

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

Income Per Share

Basic earnings per share is computed by dividing net income, plus or minus adjustments to redemption value of redeemable non-controlling interests, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income, plus or minus adjustments to redemption value of redeemable non-controlling interests, by all outstanding and potentially dilutive common shares during the period.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)       Acquisition of Subsidiaries

Blue Hawaiian Helicopters

On December 13, 2013, via a newly formed subsidiary Blue Hawaiian Holdings, LLC, the Company acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH) for a cash purchase price of $66.8 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. As of December 31, 2013, the Company had recorded a liability of $2,282,000 for the estimated increase to the purchase price for the change in working capital. The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC, which the Company can redeem at any time for a price based on BHH’s current operating results. The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group.

BHH provides helicopter tours on five of the Hawaiian Islands using a fleet of 24 helicopters, and its acquisition expands the Company’s tourism operations into a new market. Assets acquired consist primarily of $33.4 million in aircraft, $24.5 million in non-amortizable intangible assets, and $6.0 million in goodwill, with the remaining value allocated to working capital accounts and other fixed assets. The goodwill is expected to be deductible for income tax purposes. No debt was assumed in the acquisition. The fair value of the non-controlling interest was determined using a discounted cash flow analysis applied to projected operating results for BHH. The Company is still evaluating the aircraft spare parts inventory, verifying open repair orders with aircraft parts vendors and other liabilities relating to pre-acquisition events, and refining its calculation of identifiable intangible assets. Therefore, the allocation of the purchase price is still subject to adjustment.

Revenue of $2,766,000 and income of $478,000 before income taxes, interest expense on acquisition financing, and allocation of corporate office expenses generated by BHH’s operations from December 13 through December 31, 2013, have been included with those of the Company in the consolidated statements of comprehensive income.

American Jets, Inc.

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provides long-range fixed wing medical transportation services based out of Florida. Assets acquired consisted primarily of $1.4 million in goodwill, none of which is expected to be deductible for income tax purposes. AJI’s outstanding debt was paid off as part of the purchase price. The Company is still verifying open repair orders and other liabilities relating to pre-acquisition events, and, therefore, the allocation of the purchase price is still subject to adjustment.

Sundance Helicopters, Inc.

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance Helicopters, Inc. and all of the aircraft owned by two affiliated entities (collectively, Sundance) for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provided for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets are achieved. In 2013, the Company revised its estimate of the increase to the purchase price for both of these adjustments to $843,000, compared to $906,000 estimated as of December 31, 2012. The liability was paid to the sellers during the fourth quarter of 2013, and no further amounts are due the sellers. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)       Acquisition of Subsidiaries, continued

Sundance is a helicopter tour operator, primarily focusing on Grand Canyon tours, but also provides helicopter services to support firefighting, news gathering, and other missions. The acquisition is expected to provide a platform for the Company to expand into adjacent aviation industries and opened the Tourism operating segment for the Company. No results of operations for Sundance were included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012, because the acquisition was effective following the close of business on December 31, 2012.

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

(2)       Acquisition of Subsidiaries, continued

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

Revenue of $61,494,000 and income of $13,368,000 before income taxes, interest expense on acquisition financing, and allocation of corporate office expenses generated by Omniflight’s operations from August 1 through December 31, 2011, have been included with those of the Company in the consolidated statements of comprehensive income. The unaudited pro forma revenue, net income, and income per common share for the year ended December 31, 2011, assuming the acquisition occurred as of January 1, 2010, are as follows (amounts in thousands, except per share amounts):

2011
(unaudited)

Revenue	$766,422
Net income	$54,284
Basic income per common share	$1.43
Diluted income per common share	$1.41

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Patient Transport Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during 2013, 2012, or 2011. The allowance for uncompensated care was 39.2% of receivables from non-governmental payers as of December 31, 2013, compared to 40.1% at December 31, 2012.

The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2013	2012

Allowance for contractual discounts	$183,106	134,257
Allowance for uncompensated care	118,612	121,623
Total	$301,718	255,880

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

	For years ended December 31,
	2013	2012	2011

Third-party payers	$726,111	693,395	481,589
Self-pay	245,424	217,544	143,593
Total	$971,535	910,939	625,182

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2013, the estimated period to complete medical interior and products contracts in process ranges from one to twelve months, and the Company expects to collect all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2013	2012

Costs incurred on uncompleted contracts	$6,739	9,181
Estimated contribution to earnings	656	2,088
	7,395	11,269
Less billings to date	(6,739)	(11,076)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$656	193

 (5)      Fair Value of Financial Instruments

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

Derivatives:

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 4.2%, 3.8%, and 3.4% of the Company’s operating expenses for the years ended December 31, 2013, 2012, and 2011, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2013 the Company had fuel derivatives in place to cover the majority of its fuel consumption.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)       Fair Value of Financial Instruments

The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s consolidated statements of comprehensive income. Premiums paid under all agreements are included in prepaid expenses and other current assets on the Company’s balance sheet, and all cash flows associated with purchasing and selling derivatives are classified as operating cash flows in the Company’s statement of cash flows. The Company does not purchase or hold any derivative financial instruments for trading purposes.

The Company’s financial derivative agreements protected against increases in the cost of Gulf Coast jet fuel above $2.68 per gallon from January 1, 2011, through December 31, 2011; above $3.50 per gallon from January 1, 2012, through December 31, 2012; and above $3.55 per gallon from January 1, 2013, through December 31, 2013.

All fuel derivative contracts had expired as of December 31, 2013 and 2012. Balances are normally carried in prepaid expenses and other current assets and are valued using Level 2 inputs in the fair value hierarchy. Aircraft operations expense for the years ended December 31, 2013, 2012, and 2011, included non-cash mark to market derivative losses of $143,000, $257,000, and $800,000, respectively. Cash settlements under the terms of the agreements were $1,131,000 in 2011. There were no cash settlements under the agreements in 2013 or 2012.

Long-term debt:

The fair value of long-term debt is valued using Level 3 inputs in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2013, is estimated to be $513,436,000, compared to carrying value of $516,453,000. The fair value of long-term debt as of December 31, 2012, is estimated to be $406,856,000, compared to carrying value of $404,478,000.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)       Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2013	2012
Term loan with quarterly installments of principal and interest, with all remaining principal due in 2017. Interest rate at December 31, 2013, was 2.19%.	$332,510	287,500
Borrowings under revolving credit facility with interest due not less than quarterly and all principal due in 2017. Interest rate at December 31, 2013, was 4.25%.	12,000	67,000
Notes payable with interest rates from 2.31% to 6.57%, due in monthly installments of principal and interest with balloon payments due at various dates in 2014 through 2024, collateralized by aircraft	156,841	36,934
Notes payable with variable interest rates due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft. Interest rate at December 31, 2013, was 4.00%.	1,276	2,211
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	4,425	4,720
Notes payable with interest rates from 3.55% to 4.00%, due in monthly installments of principal and interest at various dates through 2019, collateralized by aircraft	6,861	3,206
Note payable with interest at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	2,540	2,907
	516,453	404,478
Less current installments	(39,415)	(23,796)
	$477,038	380,682

In December 2013, the Company borrowed $60 million in the form of an additional term loan against its senior credit facility, primarily to fund the purchase of BHH. As of December 31, 2013, the Company’s senior credit facility consists of term loans with a balance of $332.5 million and $12 million outstanding against the $100 million revolving credit facility. Remaining available capacity on the revolving credit facility is $84.5 million and is reduced by three outstanding letters of credit totaling $3.5 million.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments began in 2013 as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2013, the interest rate on the term loans was 2.19% and on the revolving credit facility was 4.25%.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)       Long-term Debt, continued

Subject to certain conditions, the Company may borrow an additional $40 million under the senior credit facility. These additional borrowings may be in the form of term or revolving loans. The maturity date and the interest rate on the additional borrowings would be the same as all other outstanding borrowings under the senior credit facility.

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

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare future dividends, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms’ length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes.

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2014	$39,415
2015	39,032
2016	37,613
2017	295,355
2018	18,294
Thereafter	86,744
$516,453

(7)       Leases

The Company leases hangar and office space and certain equipment under noncancelable operating leases and leases certain aircraft and informations systems hardware under noncancelable capital and operating leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. The Company measures capital lease assets and the related obligations initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding executory costs. The Company has made an accounting policy election to exclude the maximum consideration it could be required to pay the lessor in the event of default from the calculation of the present value of the minimum lease payments in measuring the capital lease asset and related obligation, since there is no likely scenario whereby an aircraft lessor would require the Company to pay the full stipulated loss value in the event of a non-performance-related default, and, therefore, this maximum consideration has a remote probability of payment.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)       Leases, continued

As of December 31, 2013, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2014	$34,684	8,038
2015	32,339	5,839
2016	29,214	3,868
2017	24,688	2,520
2018	18,540	1,589
Thereafter	39,850	23,727

Total minimum lease payments	179,315	$45,581
Less amounts representing interest	(18,950)
Present value of minimum capital lease payments	160,365
Less current installments	(29,116)
	$131,249

Rent expense relating to operating leases totaled $14,385,000, $13,732,000, and $9,177,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company receives certain allowances for the completion of medical interiors for its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the terms of the leases and are included in other liabilities in the consolidated balance sheets. As of December 31, 2013 and 2012, unamortized completion allowances included in other liabilities totaled $11,140,000 and $19,110,000, respectively.

At December 31, 2013 and 2012, leased property held under capital leases included in equipment, net of accumulated depreciation, totaled approximately $145,620,000 and $217,213,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

(8)       Stockholders’ Equity

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)       Stockholders’ Equity, continued

Income per Share

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $1,976,000 for an adjustment to the value of redeemable non-controlling interests in determining the numerator used to calculate basic and diluted earnings per share, for the year ended December 31, 2013.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2013	2012	2011
Weighted average number of common shares outstanding – basic	38,923,206	38,594,286	37,999,422
Dilutive effect of:
Common stock options	217,082	398,452	453,054
Unvested restricted stock	70,104	51,730	30,309
Weighted average number of common shares outstanding – diluted	39,210,392	39,044,468	38,482,785

Common stock options totaling 55,000 were not included in the diluted income per share calculation for the year ended December 31, 2013, because their effect would have been anti-dilutive.

Cash Dividend

On December 10, 2012, the Company’s board of directors declared a special cash dividend of $7.00 per share (on a pre-split basis) on the Company’s common stock. The dividend of $91,629,000 was paid on December 28, 2012, to stockholders of record as of the close of business on December 20, 2012, and was funded with available cash and additional borrowings under the Company’s senior credit facility. Covenants under the senior credit facility limit the Company’s ability to declare future dividends. In 2013, dividends of $34,000 were forfeited when the underlying restricted shares were also forfeited.

(9)       Stock-based Compensation

The Company’s 2006 Equity Compensation Plan (2006 Plan) provides for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. On December 3, 2012, the Company’s stockholders approved an increase in the number of shares of common stock available under the plan from 3,000,000 to 5,400,000. The 2006 Plan is administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock granted under the 2006 Plan are valued at the closing market price of the Company’s common stock on the date of grant and have typically vested over a one- to five-year period. All share and per share amounts in this footnote have been adjusted to reflect the impact of the three-for-one stock split described in note 8.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)       Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2013, options to purchase 55,000 shares of stock, with a weighted average exercise price of $41.93, were granted at a weighted average fair value of $11.54. The weighted average fair value of options granted during the years ended December 31, 2012 and 2011, was $9.13 and $6.58, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2013	2012	2011
Expected term (in years)	3.1	3.0	3.0
Expected volatility	39%	46%	54%
Risk-free interest rate	0.5%	0.3%	1.4%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2013	438,693	$10.72

Granted	55,000	41.93
Exercised	(229,506)	7.62

Outstanding at December 31, 2013	264,187	19.90	2.1	$10,133

Exercisable at December 31, 2013	254,187	18.94	2.0	9,994

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $8,300,000, $9,614,000, and $5,768,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)       Stock-based Compensation, continued

The following is a summary of restricted stock activity during the year ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2013	205,650	$27.94

Granted	126,000	46.80
Vested	(73,500)	26.70
Forfeited	(21,200)	37.25

Non-vested at December 31, 2013	236,950	37.24

The total fair value of shares vested during 2013, 2012, and 2011, was $2,868,000, $2,644,000, and $255,000, respectively.

During the years ended December 31, 2013, 2012, and 2011, the Company recognized $3,560,000, $2,044,000, and $2,889,000, respectively, in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2013, was $6,606,000 and is expected to be recognized over the remaining weighted average vesting term of 2.2 years.

(10)	Air Medical Services Contract Revenue

The Company has operating agreements with various hospitals and other institutions to provide services and aircraft for initial terms ranging from one to ten years. The agreements typically provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2013, provide for the following revenue for years ending December 31 (amounts in thousands):

2014	$122,761
2015	73,569
2016	36,465
2017	16,901
2018	5,495
Thereafter	--
$255,191

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)    Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2013	2012	2011
Current income tax expense:
Federal	$(9,709)	(37,323)	(14,922)
State	(2,868)	(7,211)	(2,699)
Foreign	--	--	--
	(12,577)	(44,534)	(17,621)

Deferred income tax expense:
Federal	(23,051)	(12,956)	(11,182)
State	(3,797)	(2,302)	(1,925)
Foreign	--	--	--
	(26,848)	(15,258)	(13,107)
Total income tax expense	$(39,425)	(59,792)	(30,728)

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

Reconciliation of income taxes on income before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2013	2012	2011
Tax at the federal statutory rate	$(35,523)	(53,530)	(27,056)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(3,686)	(5,812)	(2,926)
Nontaxable (nondeductible) items	(940)	2	(624)
Adjustment to filed returns	(18)	(45)	1
Foreign income tax at different rate than U.S.	(32)	--	--
Change in valuation allowance	(42)	--	--
Non-taxable earnings of non-controlling interests	95	--	--
Tax credits	254	174	(1)
Changes in estimated state tax rates	660	(667)	--
Other	(193)	86	(122)
Net income tax expense	$(39,425)	(59,792)	(30,728)

For state income tax purposes, at December 31, 2013, the Company has net operating loss carryforwards of approximately $6.8 million, expiring at various dates through 2032. In addition, as of December 31, 2013, the Company has approximately $67.7 million of net operating loss carryforwards for state income tax purposes and approximately $9.6 million of net operating loss carryforwards for federal income tax purposes relating to pre-acquisition periods of certain subsidiaries. Utilization of all of subsidiaries’ pre-acquisition net operating loss carryforwards, which expire at various dates through 2028 for state income tax purposes, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code. Based on the Company’s current projections of taxable income, the pre-acquisition net operating loss carryforwards for federal income tax purposes, as limited by Section 382, are expected to be utilized within the next year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)     Income Taxes, continued

For the years ended December 31, 2013, 2012, and 2011, the Company recognized excess tax benefits related to stock option plans in the amount of $3,015,000, $3,447,000, and $1,324,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,517	13,257
Accruals and other, principally due to differences in employee compensation and benefits	9,429	11,262
Other liabilities, principally due to differences in revenue recognition	10,193	9,064
Total deferred tax assets, gross	26,139	33,583
Valuation allowances	(42)	0
Total deferred tax assets, net	26,097	33,583

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(79,974)	(60,488)
Intangible assets, principally due to differences in bases and amortization methods	(22,939)	(24,928)
Allowance for uncollectible accounts	(18,429)	(17,769)
Goodwill	(3,577)	(2,547)
Other	(1,057)	(1,332)
Total deferred tax liabilities	(125,976)	(107,064)
Net deferred tax liability	$(99,879)	(73,481)

The Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered.  Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more-likely-than-not that a future benefit will not be realized. At December 31, 2013, the deferred tax valuation allowance was $42,000 and related to tax losses in foreign jurisdictions.

At December 31, 2013, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

At December 31, 2013, the Company had recorded a liability of $1.6 million for uncertain tax positions, including estimated penalties and interest, related to acquisitions. Since the Company has been fully indemnified against the tax liability, including penalties and interest, a corresponding asset of $1.6 million has also been recorded as of December 31, 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2010. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (12)    Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum ($17,500 for 2013). Employees age 50 or older may make additional contributions up to the IRS maximum ($23,000 for 2013). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross eligible earnings. In addition, upon acquiring Omniflight, the Company acquired a defined contribution retirement plan, which allowed employees to contribute up to 50% of their gross pay, subject to the same IRS maximums, and provided for discretionary matching Company benefits. The discretionary match in effect for Omniflight as of the acquisition date and continued by the Company through December 31, 2011, was 25% of eligible contributions up to 2% of the participant’s gross pay. Effective January 1, 2012, Omniflight employees became eligible to participate in the Company’s defined contribution retirement plan. Company contributions to all plans totaled approximately $10,793,000, $9,372,000, and $7,033,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

(13)     Commitments, Contingencies, and Concentrations

Commitments

As of December 31, 2013, the Company had open purchase commitments totaling $194.2 million for sixty aircraft scheduled to be delivered from 2014 through 2017. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $18.3 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2013, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2014. The Company intends to use the new aircraft for expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

As of December 31, 2013, the Company had three letters of credit totaling $3,525,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

Contingencies

On January 30, 2013, the Company was served with a purported class action lawsuit, filed in the Superior Court of Alameda County, California, alleging failure to pay certain compensation and benefits to employees in that jurisdiction. The Company continues to evaluate the merits of the lawsuit and is vigorously defending against this suit. The Company has recorded a liability based on its assessment of potential outcomes. Adjustments to this liability, which may or may not be material, may be required as the case progresses.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)     Commitments, Contingencies, and Concentrations, continued

Concentrations

As of December 31, 2013, Airbus Helicopters (Airbus) aircraft comprise 82% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 16%. The Company obtains a substantial portion of its helicopter spare parts and components from Airbus and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

The Company’s air medical services pilots, comprising 28% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement (CBA) between the Company and the pilots’ union expired in December 2013.

Payer mix related to the Company’s patient transport revenue, based on number of transports, was as follows for the years ended December 31:

	2013	2012
Private insurance carriers	33%	35%
Medicare	33%	31%
Medicaid	21%	21%
Self-pay patients	13%	13%

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

●	Tourism – provides helicopter tours and charter flights. Segment originated with the acquisition of Sundance on December 31, 2012, as described more fully in Note 2.
●	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

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

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2013
External revenue	$800,711	56,599	24,195	96	--	881,601
Intersegment revenue	--	--	9,588	--	(9,588)	--
Total revenue	800,711	56,599	33,783	96	(9,588)	881,601

Operating expenses	(576,775)	(46,226)	(32,654)	(34,262)	8,652	(681,265)
Depreciation & amortization	(73,180)	(2,960)	(1,803)	(1,712)	--	(79,655)
Interest expense	(16,670)	(1,044)	--	(2,609)	--	(20,323)
Other, net	1,209	--	(2)	(71)	--	1,136
Income tax expense	--	--	--	(39,425)	--	(39,425)
Net income (loss)	135,295	6,369	(676)	(77,983)	(936)	62,069
Less net income (loss) attributable to non-controlling interests	(318)	48	--	--	--	(270)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$135,613	6,321	(676)	(77,983)	(936)	62,339

2012
External revenue	$822,023	--	28,365	424	--	850,812
Intersegment revenue	--	--	20,971	--	(20,971)	--
Total revenue	822,023	--	49,336	424	(20,971)	850,812

Operating expenses	(543,410)	--	(38,272)	(32,462)	16,188	(597,956)
Depreciation & amortization	(79,683)	--	(1,385)	(1,456)	--	(82,524)
Interest expense	(20,138)	--	(1)	(512)	--	(20,651)
Other, net	3,122	--	--	141	--	3,263
Income tax expense	--	--	--	(59,792)	--	(59,792)
Net income (loss)	$181,914	--	9,678	(93,657)	(4,783)	93,152

2011
External revenue	$630,143	--	30,384	22	--	660,549
Intersegment revenue	--	--	27,047	--	(27,047)	--
Total revenue	630,143	--	57,431	22	(27,047)	660,549

Operating expenses	(443,352)	--	(42,954)	(27,830)	19,937	(494,199)
Depreciation & amortization	(70,518)	--	(1,248)	(1,111)	--	(72,877)
Interest expense	(19,362)	--	(15)	(695)	--	(20,072)
Other, net	3,568	--	--	333	--	3,901
Income tax expense	--	--	--	(30,728)	--	(30,728)
Net income (loss)	$100,479	--	13,214	(60,009)	(7,110)	46,574

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)     Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2013 and 2012 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2013
Revenue	$179,229	226,205	252,385	223,782
Operating income (loss)	(4,858)	36,432	62,511	26,596
Income (loss) before income taxes	(9,373)	31,583	57,670	21,614
Net income (loss)	(5,689)	19,149	35,605	13,004
Net income (loss) attributable to Air Methods Corporation and subsidiaries	(5,689)	19,149	35,605	13,274
Basic income (loss) per common share	(.15)	.49	.91	.29
Diluted income (loss) per common share	(.15)	.49	.91	.29

2012
Revenue	$190,814	222,480	221,290	216,228
Operating income	25,038	55,264	51,228	38,802
Income before income taxes	20,375	50,990	46,917	34,662
Net income	12,474	31,413	27,844	21,421
Basic income per common share	.33	.81	.72	.55
Diluted income per common share	.32	.81	.71	.55

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts
(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2013	$134,257	887,735	(838,886)	183,106
Year ended December 31, 2012	101,016	744,212	(710,971)	134,257
Year ended December 31, 2011	54,915	491,991	(445,890)	101,016

Allowance for uncompensated care
Year ended December 31, 2013	$121,623	383,636	(386,647)	118,612
Year ended December 31, 2012	92,995	320,221	(291,593)	121,623
Year ended December 31, 2011	56,749	208,888	(172,642)	92,995

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.

