Form 10-Q
period 2014-03-31
AIR METHODS CORP
filed 2014-05-09
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, par value $.06 per share, outstanding as of May 2, 2014, was 39,151,441.

TABLE OF CONTENTS

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$8,103	9,862
Receivables:
Trade, net (note 4)	252,880	237,856
Refundable income taxes	11,508	11,863
Other	6,933	953
	271,321	250,672

Inventories	47,781	47,804
Work-in-process on medical interiors and products contracts	5,385	5,313
Assets held for sale	4,532	5,103
Costs and estimated earnings in excess of billings on uncompleted contracts	2,646	2,888
Refundable deposits	8,363	8,459
Prepaid expenses and other (note 6)	10,869	10,449

Total current assets	359,000	340,550

Property and equipment:
Land	251	251
Flight and ground support equipment	615,352	584,059
Aircraft under capital leases	235,105	246,752
Aircraft rotable spare parts	43,019	41,391
Buildings and other equipment	55,422	51,601
	949,149	924,054
Less accumulated depreciation and amortization	(264,653)	(259,212)

Net property and equipment	684,496	664,842

Goodwill (note 2)	128,737	128,121
Intangible assets, net of accumulated amortization of $14,652 and $13,397 at March 31, 2014 and December 31, 2013, respectively	86,875	88,215
Other assets	28,920	30,813

Total assets	$1,288,028	1,252,541

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2014	2013
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$5,696	2,616
Current installments of long-term debt	43,129	39,415
Current installments of obligations under capital leases	27,966	29,116
Accounts payable	17,409	20,431
Deferred revenue	5,047	3,463
Billings in excess of costs and estimated earnings on uncompleted contracts	1,651	2,232
Accrued wages and compensated absences	19,430	24,346
Due to third party payers	8,565	7,789
Deferred income taxes	16,106	13,748
Other accrued liabilities	21,628	19,162

Total current liabilities	166,627	162,318

Long-term debt, less current installments	498,534	477,038
Obligations under capital leases, less current installments	124,286	131,249
Deferred income taxes	89,790	86,131
Other liabilities	19,402	19,733

Total liabilities	898,639	876,469

Redeemable non-controlling interests	8,324	8,113

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,367,250 and 39,301,407 shares at March 31, 2014 and December 31, 2013, respectively; outstanding 39,148,440 and 39,064,437 shares at March 31, 2014 and December 31, 2013, respectively	2,345	2,343
Additional paid-in capital	115,116	112,890
Retained earnings	264,041	253,098
Accumulated other comprehensive loss	(437)	(372)

Total stockholders’ equity	381,065	367,959

Total liabilities and stockholders’ equity	$1,288,028	1,252,541

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$250,596	193,824
Provision for uncompensated care (note 4)	(106,667)	(85,992)
Patient transport revenue, net	143,929	107,832
Air medical services contract revenue	44,761	54,458
Tourism and charter revenue	24,338	10,391
Medical interiors and products revenue	7,820	4,434
Dispatch and billing service revenue	2,288	2,114
	223,136	179,229

Operating expenses:
Flight centers	88,406	85,152
Aircraft operations (note 6)	33,024	37,463
Tourism operating expenses	16,000	7,841
Cost of medical interiors and products sold	6,679	4,545
Cost of dispatch and billing services	2,529	1,300
Depreciation and amortization	20,516	20,122
Loss on disposition of assets, net	407	441
General and administrative	31,658	27,223
	199,219	184,087

Operating income (loss)	23,917	(4,858)

Other income (expense):
Interest expense	(5,529)	(4,802)
Other, net	(26)	287

Income (loss) before income taxes	18,362	(9,373)
Income tax benefit (expense)	(7,310)	3,684

Net income (loss)	11,052	(5,689)
Less net income attributable to redeemable non-controlling interests	163	--
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$10,889	(5,689)

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(65)	--
Comprehensive income (loss)	$10,824	(5,689)

Basic income (loss) per common share (note 5)	$.28	(.15)
Diluted income (loss) per common share (note 5)	$.28	(.15)

Weighted average number of common shares outstanding – basic	39,119,397	38,831,102
Weighted average number of common shares outstanding – diluted	39,318,180	38,831,102

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$11,052	(5,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	20,516	20,122
Deferred income tax expense	6,017	1,616
Stock-based compensation	774	1,215
Tax benefit from exercise of stock options	(975)	(511)
Loss on disposition of assets, net	407	441
Unrealized loss on derivative instrument	53	117
Loss from equity method investee	441	--
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(377)	(4,273)
Decrease (increase) in receivables	(19,925)	15,295
Increase in inventories	(49)	(2,603)
Decrease (increase) in costs in excess of billings	242	(175)
Decrease in accounts payable, other accrued liabilities, and other liabilities	(4,082)	(10,943)
Increase in deferred revenue and billings in excess of costs	1,003	110
Net cash provided by operating activities	15,097	14,722

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(35,436)	(11,847)
Buy-out of previously leased aircraft	(5,554)	(22,672)
Proceeds from disposition and sale of equipment and assets held for sale	5,567	8,634
Decrease in other assets, net	535	993
Net cash used by investing activities	(34,888)	(24,892)

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$479	528
Borrowings under line of credit	15,000	31,527
Payments under line of credit	(2,000)	(30,000)
Payments for financing costs	(69)	(113)
Proceeds from long-term debt	19,965	52,162
Payments of long-term debt and notes payable	(7,755)	(5,384)
Payments of capital lease obligations	(8,661)	(31,500)
Tax benefit from exercise of stock options	975	511
Proceeds from non-controlling interests	98	--
Net cash provided by financing activities	18,032	17,731

Increase (decrease) in cash and cash equivalents	(1,759)	7,561

Cash and cash equivalents at beginning of period	9,862	3,818

Cash and cash equivalents at end of period	$8,103	11,379

Interest paid in cash during the period	$5,355	4,489

Income taxes paid in cash during the period	$51	835

Non-cash investing and financing activities:

In the quarter ended March 31, 2014, the Company entered into notes payable of $5,696 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of March 31, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled notes payable of $2,616 in exchange for the aircraft securing the debt.

In the quarter ended March 31, 2013, the Company entered into capital leases of $2,707 to finance the purchase of aircraft. The Company also settled notes payable of $3,570 in exchange for the aircraft securing the debt.

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013.

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

(2)           Acquisition of Subsidiaries

On December 13, 2013, via a newly formed subsidiary, Blue Hawaiian Holdings, LLC, the Company acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH) for a cash purchase price of $66.8 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. At December 31, 2013, the Company had recorded a liability of $2,282,000 for the estimated increase to the purchase price for the change in working capital. The liability was revised to $3,182,000 during the first quarter of 2014 and paid during the second quarter. No further amounts are due to the sellers. The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC, which the Company can redeem at any time for a price based on BHH’s current operating results. Between June 13 and December 13, 2015, the former owners of BHH can require the Company to redeem their 10% ownership interest for a price based on same formula. The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group.

The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2013	Adjustments	Revised Allocation

Aircraft	$33,440	--	33,440
Amortizable intangible assets	24,525	--	24,525
Goodwill	5,985	590	6,575
Other equipment and leasehold improvements	5,183	--	5,183
Working capital accounts, net	5,964	310	6,274
Total net assets	$75,097	900	75,997
Redeemable non-controlling interest	(6,065)	--	(6,065)
Purchase price	$69,032	900	69,932

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(2)           Acquisition of Subsidiaries, continued

The Company is still evaluating the aircraft spare parts inventory and verifying open repair orders with aircraft parts vendors and other liabilities relating to pre-acquisition events. Therefore, the allocation of the purchase price is still subject to adjustment.

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2014, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2014	39,064,437	$367,959

Issuance of common shares for options exercised	41,343	479
Stock-based compensation	42,660	774
Tax benefit from exercise of stock options	--	975
Forfeiture of unvested restricted shares and related dividends	--	4
Adjustments to redeemable non-controlling interests	--	50
Other comprehensive loss	--	(65)
Net income	--	10,889

Balances at March 31, 2014	39,148,440	$381,065

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2014 or 2013. The allowance for uncompensated care was 37.7% of receivables from non-governmental payers as of March 31, 2014, compared to 39.2% at December 31, 2013, and 42.4% at March 31, 2013. Receivables from private insurance providers accounted for 63% of receivables from non-governmental payers as of March 31, 2014, compared to 60% as of December 31, 2013, and 59% as of March 31, 2013. The remainder of receivables from non-governmental payers are attributable to self-pay patients.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(4)           Patient Transport Revenue Recognition, continued

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

Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands) for the quarters ended March 31:

	2014	2013

Third-party payers	$178,933	142,840
Self-pay	71,663	50,984
Total	$250,596	193,824

(5)           Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was increased by $50,000 for an adjustment to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2014	2013
Weighted average number of common shares outstanding – basic	39,119,397	38,831,102
Dilutive effect of:
Common stock options	125,950	--
Unvested restricted stock	72,833	--
Weighted average number of common shares outstanding – diluted	39,318,180	38,831,102

Common stock options totaling 47,500 were not included in the diluted shares outstanding for the quarter ended March 31, 2014, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $17,000 at March 31, 2014 and $0 at December 31, 2013. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included a non-cash mark to market derivative loss of $53,000 for the first quarter of 2014, compared to $117,000 for the first quarter of 2013. There were no cash settlements under the terms of the agreements in the first quarter of 2014 or 2013.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2014, is estimated to be $536,987,000, compared to carrying value of $541,663,000. The fair value of long-term debt as of December 31, 2013, was estimated to be $513,436,000, compared to a carrying value of $516,453,000.

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

●	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
●	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$190,978	24,338	7,820	--	--	223,136
Intersegment revenue	--	--	3,067	--	(3,067)	--
Total revenue	190,978	24,338	10,887	--	(3,067)	223,136

Operating expenses, excluding depreciation & amortization	(142,247)	(20,011)	(9,510)	(9,511)	2,576	(178,703)
Depreciation & amortization	(17,912)	(1,564)	(538)	(502)	--	(20,516)
Interest expense	(4,196)	(622)	--	(711)	--	(5,529)
Other income, net	387	--	--	(413)	--	(26)
Income tax expense	--	--	--	(7,310)	--	(7,310)
Segment net income (loss)	27,010	2,141	839	(18,447)	(491)	11,052
Less net income (loss) attributable to non-controlling interests	(48)	211	--	--	--	163
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$27,058	1,930	839	(18,447)	(491)	10,889

2013
External revenue	$164,406	10,391	4,421	11	--	179,229
Intersegment revenue	--	--	1,771	--	(1,771)	--
Total revenue	164,406	10,391	6,192	11	(1,771)	179,229

Operating expenses, excluding depreciation & amortization	(141,061)	(9,487)	(6,298)	(8,702)	1,583	(163,965)
Depreciation & amortization	(18,709)	(589)	(425)	(399)	--	(20,122)
Interest expense	(4,006)	(220)	--	(576)	--	(4,802)
Other income, net	254	--	--	33	--	287
Income tax benefit (expense)	--	--	--	3,684	--	3,684
Segment net income (loss)	$884	95	(531)	(5,949)	(188)	(5,689)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Blue Hawaiian Helicopters (BHH); our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first quarter of 2014 the AMS Division generated 86% of our total revenue, compared to 92% in the first quarter of 2013.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division was started with the acquisition of Sundance Helicopters, Inc., (Sundance) in December 2012. In the first quarter of 2014, the Tourism Division generated 11% of our total revenue, compared to 6% in the first quarter of 2013.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2014 the UR Division generated 3% of our total revenue, compared to 2% in the first quarter of 2013.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 85% of AMS operating costs incurred during the quarter ended March 31, 2014, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced patient transport volume. Total patient transports for community-based locations were approximately 12,900 for the first quarter of 2014 compared to approximately 11,800 for the first quarter of 2013. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 11,900 in the first quarter of 2014, compared to 11,100 in the first quarter of 2013. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 443 lower in the first quarter of 2014, compared to the first quarter of 2013. Requests for community-based services increased 4.1% for bases open greater than one year.

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. PPACA is intended to decrease the number of uninsured Americans and reduce health care costs. Due to the uncertainty surrounding PPACA’s implementation, the impact on our reimbursement rates is, as yet, still not fully known. Net reimbursement per transport increased 20.1% in the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, attributed primarily to recent price increases. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended March 31,
	2014	2013
Gross billings	100%	100%
Provision for contractual discounts	52%	49%
Provision for uncompensated care	21%	23%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although we have not yet experienced significant increased limitations in the amount reimbursed by insurance companies, continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our standard rates. Payer mix for the quarters ended March 31 was as follows:

	2014	2013
Private insurance carriers	32.0%	32.7%
Medicare	33.7%	33.1%
Medicaid	20.1%	20.7%
Self-pay patients	14.2%	13.5%

12

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 12% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2013, we have taken delivery of fourteen new aircraft and have commitments to take delivery of 54 additional aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense decreased 16.2% from the first quarter of 2013 to the first quarter of 2014, while total flight hours for AMS operations decreased 4.5% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

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

Results of Operations

We reported net income of $10,889,000 for the three months ended March 31, 2014, compared to a net loss of $5,689,000 for the three months ended March 31, 2013. The results for 2014 include the impact of the BHH acquisition which closed in December 2013. Same-Base Transports were 7.0% higher in the first quarter of 2014 compared to the first quarter of 2013, while net reimbursement per patient transport increased 20.1%, primarily as a result of recent price increases.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $36,097,000, or 33.5%, for the three months ended March 31, 2014, compared to 2013, for the following reasons:
●	Increase of 20.1% in net reimbursement per transport for the first quarter of 2014, compared to 2013, due primarily to recent price increases.
●
Increase in Same-Base Transports of 780, or 7.0%, in the first quarter of 2014 compared to 2013. Cancellations due to unfavorable weather conditions for bases open longer than one year were 443 lower in the first quarter of 2014, compared to the first quarter of 2013. Requests for community-based services increased by 4.1% for bases open greater than one year.

●	Incremental net revenue of $12,980,000 generated from the addition of 22 new bases during or subsequent to the first quarter of 2013.
●	Closure of fourteen bases due to insufficient flight volume subsequent to the first quarter of 2013, resulting in a decrease in net revenue of approximately $4,051,000.

Air medical services contract revenue decreased $9,697,000, or 17.8%, for the quarter ended March 31, 2014, compared to 2013, for the following reasons:
●
Cessation of service under eleven contracts and the conversion of four contracts to community-based operations during or subsequent to the first quarter of 2013, resulting in a decrease in revenue of approximately $11,770,000.

●	Incremental revenue of $452,000 generated from the expansion to additional bases of operation under two contracts during the fourth quarter of 2013 and first quarter of 2014.
●	Consistent flight volume for all contracts, excluding contract expansions and closed contracts described above, in the first quarter of 2014 compared to 2013.
●
Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers, and the renewal of contracts at higher rates.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,254,000, or 3.8%, for the quarter ended March 31, 2014, compared to 2013, for the following reasons:
●	Increase of approximately $6,305,000 for the addition of personnel to staff new base locations described above.
●	Decrease of $8,650,000 due to the closure of base locations described above.
●	Increases in salaries for merit pay raises and in the cost of employee medical insurance.

Aircraft operating expenses decreased $4,439,000, or 11.8%, for the quarter ended March 31, 2014, in comparison to the quarter ended March 31, 2013. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
●
Decrease of $4,376,000, or 16.2%, in AMS aircraft maintenance expense to $22,710,000. Total flight volume for AMS operations decreased 4.5% for the first quarter of 2014 compared to 2013. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●	Decrease of approximately 6.2% in the cost of aircraft fuel per hour flown for AMS operations. Total fuel cost decreased by $11,000 to a total expense of $5,841,000 for 2014.

Tourism

Tourism and charter revenue increased $13,947,000, or 134.2%, for the first quarter of 2014 compared to the first quarter of 2013. During the first quarter of 2014, we transported approximately 87,300 passengers on tourism flights, compared to 39,800 in the first quarter of 2013. BHH generated revenue of $13,444,000 transporting approximately 47,100 passengers in the first quarter of 2014.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $8,159,000, or 104.1%, for the first quarter of 2014 compared to 2013, primarily related to the acquisition of BHH. BHH operating expenses totaled $8,103,000 for the first quarter of 2014.

Medical Interiors and Products

Medical interiors and products revenue increased $3,386,000, or 76.4%, for the first quarter of 2014 compared to the first quarter of 2013. Significant projects in process during the first quarter of 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and seven aircraft interiors for commercial customers. Revenue by product line was as follows:
●	$5,236,000 – governmental entities
●	$2,584,000 – commercial customers

Significant projects in process during the first quarter of 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter and two aircraft interiors for commercial customers. Revenue by product line was as follows:
●	$2,809,000 – governmental entities
●	$1,625,000 – commercial customers

Cost of medical interiors and products increased $2,134,000, or 47.0%, for the first quarter of 2014, as compared to the previous year, due primarily to the increase in related revenue. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

Depreciation and amortization expense increased $394,000, or 2.0% for the first quarter of 2014, compared to 2013. During the fourth quarter of 2013 and the first quarter of 2014, we placed twelve aircraft with a total depreciable basis of $35 million into service. Depreciation and amortization related to BHH’s assets also totaled $829,000 for the first quarter of 2014. These increases were offset in part by the buyout of previously leased aircraft. Since March 31, 2013, we have bought out 29 aircraft which were previously leased under capital lease obligations and which had total depreciable basis of $66 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations resulted in a decrease in depreciation for the first quarter of 2014.

General and administrative (G&A) expenses increased $4,435,000, or 16.3%, for the first quarter of 2014, compared to the first quarter of 2013. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to BHH operations were $2,070,000 for the first quarter of 2014. Excluding the impact of BHH, G&A expenses increased 8.7%  in the first quarter of 2014, compared to 2013, reflecting branding and marketing initiatives, as well as the addition of senior management positions to enhance the company’s ability to implement its growth strategy.

Interest expense increased $727,000, or 15.1%, for the first quarter of 2014, compared to the first quarter of 2013, primarily due to an additional $60 million term loan under our senior credit facility originated in December 2013 to finance the purchase of BHH and new term loans totaling $102.4 million with a weighted average interest rate of 4.1% originated subsequent to March 31, 2013, to fund the retirement of capital leases and the purchase of aircraft. The resulting increase in interest expense was offset in part by decreased borrowings against our line of credit, the retirement of $12.7 million in capital lease obligations with a weighted average effective interest rate of 4.5% subsequent to March 31, 2013, and to regularly scheduled payments of long-term debt and capital lease obligations. The average balance outstanding against our line of credit was $22.3 million during the first quarter of 2014, compared to $69.8 million in the first quarter of 2013.

Income tax expense was $7,310,000 in the first quarter of 2014, compared to a benefit of $3,684,000 in the first quarter of 2013, at effective tax rates of approximately 39.8% and 39.3%, respectively. The effective rate for 2014 increased primarily because of an increase in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2014, was $192,373,000, compared to $178,232,000 at December 31, 2013. Cash generated by operations was $15,097,000 in the first quarter of 2014, compared to $14,722,000 in the first quarter of 2013, reflecting the results of operations described above. Receivables increased during the first quarter of 2014 by $19.9 million, reflecting the increase in net revenue described above.

Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous three-month and six-month periods to outstanding open net accounts receivable, were as follows:

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
Three-month measurement	120	106	128
Six-month measurement	116	97	106

DSO’s calculated using a three-month measurement period are more significantly impacted by seasonality in revenue than DSO’s using the six-month measurement period. The increase in DSO’s from December 31, 2013, to March 31, 2014, is largely attributed to increases in claims processing times by a private insurance company and a governmental insurance provider. The increases in processing times are not expected to decrease the ultimate collection rate from either payer.

Cash used by investing activities totaled $34,888,000 in 2014 compared to $24,892,000 in 2013. Equipment acquisitions in the first quarter of 2014 included the buy-out of four previously leased aircraft for approximately $5.6 million and the purchase of nine aircraft for approximately $26.0 million. We also sold seven aircraft for $5.4 million. In the first quarter of 2013 we bought out 21 previously leased aircraft for $22.7 million, purchased three aircraft for $10.1 million, and sold three aircraft for $7.4 million.

Financing activities provided $18,032,000 in 2014 compared to $17,731,000 in 2013. The primary uses of cash in both 2014 and 2013 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. During the first quarter of 2014, we originated seven notes primarily to finance the acquisition of aircraft. During the first quarter of 2013, we originated sixteen notes secured by aircraft to finance lease buyouts, retire variable rate debt, and finance the acquisition of aircraft.

We currently intend to exercise early lease buyout options on up to fourteen aircraft totaling approximately $28.3 million prior to the end of 2014. We expect to finance the buyouts with aircraft financiers under long-term notes and with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the quarter ended March 31, 2014, a change of 100 basis points in the percentage of estimated contractual discounts or uncompensated care would have resulted in a change of approximately $5,181,000 in flight revenue.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2014, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material changes in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

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

AIR METHODS CORPORATION

Date: May 9, 2014	By	\s\ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By	\s\ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2014	By	\s\ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)

