Form 10-Q
period 2014-06-30
AIR METHODS CORP
filed 2014-08-08
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock outstanding as of August 1, 2014, was 39,151,441.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$2,917	9,862
Receivables:
Trade, net (note 4)	279,525	237,856
Refundable income taxes	--	11,863
Other	4,458	953
Total receivables	283,983	250,672

Inventories	46,395	47,804
Work-in-process on medical interiors and products contracts	4,560	5,313
Assets held for sale	7,665	5,103
Costs and estimated earnings in excess of billings on uncompleted contracts	1,513	2,888
Refundable deposits	8,134	8,459
Prepaid expenses and other (note 6)	11,097	10,449

Total current assets	366,264	340,550

Property and equipment:
Land	251	251
Flight and ground support equipment	646,979	584,059
Aircraft under capital leases	212,461	246,752
Aircraft rotable spare parts	42,829	41,391
Buildings and office equipment	55,702	51,601
	958,222	924,054
Less accumulated depreciation and amortization	(258,269)	(259,212)

Net property and equipment	699,953	664,842

Goodwill (note 2)	128,737	128,121
Intangible assets, net of accumulated amortization of $16,185 and $13,397 at June 30, 2014 and December 31, 2013, respectively	86,663	88,215
Other assets	29,485	30,813

Total assets	$1,311,102	1,252,541

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2014	2013
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$5,738	2,616
Current installments of long-term debt	44,174	39,415
Current installments of obligations under capital leases	25,537	29,116
Accounts payable	19,380	20,431
Deferred revenue	3,221	3,463
Billings in excess of costs and estimated earnings on uncompleted contracts	1,076	2,232
Accrued wages and compensated absences	27,794	24,346
Due to third party payers	6,561	7,789
Deferred income taxes	16,820	13,748
Other accrued liabilities	26,102	19,162

Total current liabilities	176,403	162,318

Long-term debt, less current installments	488,905	477,038
Obligations under capital leases, less current installments	113,682	131,249
Deferred income taxes	92,312	86,131
Other liabilities	20,602	19,733

Total liabilities	891,904	876,469

Redeemable non-controlling interests	8,496	8,113

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,374,249 and 39,301,407 shares at June 30, 2014 and December 31, 2013, respectively; outstanding 39,151,441 and 39,064,437 shares at June 30, 2014 and December 31, 2013, respectively	2,345	2,343
Additional paid-in capital	115,890	112,890
Retained earnings	292,793	253,098
Accumulated other comprehensive loss	(326)	(372)

Total stockholders’ equity	410,702	367,959

Total liabilities and stockholders’ equity	$1,311,102	1,252,541

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$298,046	258,898	548,642	452,722
Provision for uncompensated care (note 4)	(126,673)	(109,955)	(233,340)	(195,947)
Patient transport revenue, net	171,373	148,943	315,302	256,775
Air medical services contract revenue	45,790	54,535	90,551	108,993
Tourism and charter revenue	31,430	15,992	55,768	26,383
Medical interiors and products revenue	7,404	4,976	15,224	9,410
Dispatch and billing service revenue	2,474	1,759	4,762	3,873
	258,471	226,205	481,607	405,434
Operating expenses:
Flight centers	87,365	84,291	175,771	169,443
Aircraft operations	32,715	40,490	65,739	77,953
Tourism operating expenses	19,476	12,160	35,476	20,001
Cost of medical interiors and products sold	6,538	4,411	13,217	8,956
Cost of dispatch and billing services	2,395	1,700	4,924	3,000
Depreciation and amortization	20,273	19,887	40,789	40,009
Loss (gain) on disposition of assets, net	806	(233)	1,213	208
General and administrative	36,131	27,067	67,789	54,290
	205,699	189,773	404,918	373,860

Operating income	52,772	36,432	76,689	31,574

Other income (expense):
Interest expense	(5,569)	(5,177)	(11,098)	(9,979)
Other, net	292	328	266	615

Income before income taxes	47,495	31,583	65,857	22,210
Income tax expense	(18,571)	(12,434)	(25,881)	(8,750)
Net income	28,924	19,149	39,976	13,460

Less net income attributable to redeemable non-controlling interests	134	--	297	--
Net income attributable to Air Methods Corporation and subsidiaries	$28,790	19,149	39,679	13,460

Other comprehensive income, net of income taxes:
Foreign currency translation adjustments	111	--	46	--
Comprehensive income	$28,901	19,149	39,725	13,460

Basic income per common share (note 5)	$.73	.49	1.01	.35

Diluted income per common share (note 5)	$.73	.49	1.01	.34

Weighted average number of common shares outstanding – basic	39,151,012	38,882,681	39,135,292	38,857,034

Weighted average number of common shares outstanding – diluted	39,318,480	39,136,155	39,314,872	39,140,492

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$39,976	13,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	40,789	40,009
Deferred income tax expense	9,253	6,775
Stock-based compensation	1,513	2,053
Tax benefit from exercise of stock options	(1,010)	(527)
Loss on disposition of assets, net	1,213	208
Unrealized loss on derivative instrument	64	140
Loss from equity method investee	603	--
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(387)	(9,826)
Decrease (increase) in receivables	(32,687)	8,335
Decrease (increase) in inventories	2,162	(4,132)
Decrease (increase) in costs in excess of billings	1,375	(708)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	11,929	(2,748)
Decrease in deferred revenue and billings in excess of costs	(1,398)	(2,298)
Net cash provided by operating activities	73,395	50,741

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	(3,182)	--
Acquisition of property and equipment	(65,909)	(17,310)
Buy-out of previously leased aircraft	(17,296)	(36,568)
Proceeds from disposition and sale of equipment and assets held for sale	9,156	10,964
Decrease (increase) in other assets	447	(2,303)
Net cash used in investing activities	(76,784)	(45,217)

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$479	576
Tax benefit from exercise of stock options	1,010	527
Borrowings under line of credit	23,000	44,370
Payments under line of credit	(22,000)	(73,527)
Payments for financing costs	(75)	(168)
Proceeds from long-term debt	34,429	90,400
Payments of long-term debt and notes payable	(18,803)	(11,770)
Payments of capital lease obligations	(21,694)	(54,003)
Proceeds from non-controlling interests	98	--
Net cash used in financing activities	(3,556)	(3,595)

Increase (decrease) in cash and cash equivalents	(6,945)	1,929

Cash and cash equivalents at beginning of period	9,862	3,818

Cash and cash equivalents at end of period	$2,917	5,747

Interest paid in cash during the period	$10,695	9,509
Income taxes paid in cash during the period	$268	2,239

Non-cash investing and financing activities:

In the six months ended June 30, 2014, the Company entered into notes payable of $5,738 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of June 30, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled notes payable of $2,616 in exchange for the aircraft securing the debt.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company considers its critical accounting policies involving more significant judgments and estimates to be those related to revenue recognition, deferred income taxes, valuation of long-lived assets, and fair values of assets acquired and liabilities assumed in business combinations. Actual results could differ from those estimates.

(2)          Acquisition of Subsidiaries

On December 13, 2013, via a newly formed subsidiary, Blue Hawaiian Holdings, LLC, the Company acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH) for a cash purchase price of $66.8 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. At December 31, 2013, the Company had recorded a liability of $2,282,000 for the estimated increase to the purchase price for the change in working capital. The liability was revised to $3,182,000 during the first quarter of 2014 and paid during the second quarter. No further amounts are due to the sellers. The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC, which the Company can redeem at any time for a price based on BHH’s current operating results. Between June 13 and December 13, 2015, the former owners of BHH can require the Company to redeem their 10% ownership interest for a price based on the same formula. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(3)          Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2014, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2014	39,064,437	$367,959

Issuance of common shares for options exercised	41,343	479
Stock-based compensation	45,661	1,513
Tax benefit from exercise of stock options	--	1,010
Forfeiture of unvested restricted shares and related dividends	--	4
Adjustments to redeemable non-controlling interests	--	12
Other comprehensive income	--	46
Net income	--	39,679

Balances at June 30, 2014	39,151,441	$410,702

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2014 or 2013. The allowance for uncompensated care was 39.4% of receivables from non-governmental payers as of June 30, 2014, compared to 39.2% at December 31, 2013, and 44.9% at June 30, 2013. Receivables from private insurance providers accounted for 67% of receivables from non-governmental payers as of June 30, 2014, compared to 60% as of December 31, 2013 and June 30, 2013. The remainder of receivables from non-governmental payers are attributable to self-pay patients.

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
(unaudited)

(4)          Patient Transport Revenue Recognition, continued

Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For quarter ended June 30,		For six months ended June 30,
	2014	2013	2014	2013

Third-party payers	$233,787	196,163	412,720	339,003
Self-pay	64,259	62,735	135,922	113,719
Total	$298,046	258,898	548,642	452,722

 (5)          Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $38,000 and increased by $12,000 for the quarter and six months ended June 30, 2014, respectively, for an adjustment to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2014	2013
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	39,151,012	38,882,681
Dilutive effect of:
Common stock options	100,970	208,773
Unvested restricted stock	66,498	44,701
Weighted average number of common shares outstanding – diluted	39,318,480	39,136,155

For six months ended June 30:
Weighted average number of common shares outstanding – basic	39,135,292	38,857,034
Dilutive effect of:
Common stock options	113,711	236,134
Unvested restricted stock	65,869	47,324
Weighted average number of common shares outstanding – diluted	39,314,872	39,140,492

Common stock options totaling 47,500 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2014, because their effect would have been anti-dilutive. Common stock options totaling 45,000 were not included in the diluted shares outstanding for the quarter ended June 30, 2013, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $6,000 at June 30, 2014 and $0 at December 31, 2013. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $11,000 and $64,000 for the quarter and six months ended June 30, 2014, respectively, compared to non-cash mark to market losses of $23,000 and $140,000 for the quarter and six months ended June 30, 2013, respectively. There were no cash settlements under the terms of the agreements in 2014 or 2013.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2014, is estimated to be $528,161,000, compared to carrying value of $533,079,000. The fair value of long-term debt as of December 31, 2013, was estimated to be $513,436,000, compared to a carrying value of $516,453,000.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(7)	New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that performance targets in these situations be accounted for as performance conditions and should not be reflected in the calculation of the grant-date fair value of the award. The ASU also specifies requirements for recognition of associated compensation cost. The ASU is effective for periods beginning after December 15, 2014, with earlier adoption permitted. The Company expects to adopt ASU 2014-12 prospectively and does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for the Company for periods beginning after December 15, 2016, and early adoption is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(8)          Business Segment Information, continued

For quarter ended June 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$219,611	31,430	7,430	--	--	258,471
Intersegment revenue	--	--	3,991	--	(3,991)	--
Total revenue	219,611	31,430	11,421	--	(3,991)	258,471
Operating expenses, excluding depreciation & amortization	(144,416)	(24,184)	(10,457)	(9,995)	3,626	(185,426)
Depreciation & amortization	(17,502)	(1,656)	(597)	(518)	--	(20,273)
Interest expense	(4,061)	(731)	--	(777)	--	(5,569)
Other income, net	426	3	--	(137)	--	292
Income tax expense	--	--	--	(18,571)	--	(18,571)
Segment net income (loss)	54,058	4,862	367	(29,998)	(365)	28,924
Less net income (loss) attributable to non-controlling interests	(38)	172	--	--	--	134
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$54,096	4,690	367	(29,998)	(365)	28,790

2013
External revenue	$205,241	15,992	4,910	62	--	226,205
Intersegment revenue	--	--	2,530	--	(2,530)	--
Total revenue	205,241	15,992	7,440	62	(2,530)	226,205
Operating expenses, excluding depreciation & amortization	(143,613)	(13,932)	(6,912)	(7,878)	2,449	(169,886)
Depreciation & amortization	(18,325)	(729)	(433)	(400)	--	(19,887)
Interest expense	(4,198)	(273)	--	(706)	--	(5,177)
Other income, net	289	--	--	39	--	328
Income tax expense	--	--	--	(12,434)	--	(12,434)
Segment net income (loss)	$39,394	1,058	95	(21,317)	(81)	19,149

For six months ended June 30:
2014
External revenue	$410,589	55,768	15,250	--	--	481,607
Intersegment revenue	--	--	7,058	--	(7,058)	--
Total revenue	410,589	55,768	22,308	--	(7,058)	481,607
Operating expenses, excluding depreciation & amortization	(286,663)	(44,195)	(19,967)	(19,506)	6,202	(364,129)
Depreciation & amortization	(35,414)	(3,220)	(1,135)	(1,020)	--	(40,789)
Interest expense	(8,257)	(1,353)	--	(1,488)	--	(11,098)
Other income, net	813	3	--	(550)	--	266
Income tax expense	--	--	--	(25,881)	--	(25,881)
Segment net income (loss)	81,068	7,003	1,206	(48,445)	(856)	39,976
Less net income (loss) attributable to non-controlling interests	(86)	383	--	--	--	297
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$81,154	6,620	1,206	(48,445)	(856)	39,679

2013
External revenue	$369,647	26,383	9,331	73	--	405,434
Intersegment revenue	--	--	4,301	--	(4,301)	--
Total revenue	369,647	26,383	13,632	73	(4,301)	405,434

Operating expenses, excluding depreciation & amortization	(284,674)	(23,419)	(13,210)	(16,580)	4,032	(333,851)
Depreciation & amortization	(37,034)	(1,318)	(858)	(799)	--	(40,009)
Interest expense	(8,204)	(493)	--	(1,282)	--	(9,979)
Other income, net	543	--	--	72	--	615
Income tax expense	--	--	--	(8,750)	--	(8,750)
Segment net income (loss)	$40,278	1,153	(436)	(27,266)	(269)	13,460

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “may,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning the integration of Blue Hawaiian Helicopters (BHH); our possible or assumed future results; flight volume and collection rates for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first six months of 2014, the AMS Division generated 85% of our total revenue, compared to 91% in the first six months of 2013.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division was started with the acquisition of Sundance Helicopters, Inc. (Sundance) in December 2012. In the six months ended June 30, 2014, the Tourism Division generated 12% of our total revenue, compared to 7% in 2013.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 3% of our total revenue in the six months ended June 30, 2014, compared to 2% in 2013.

See Note 8 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Almost all patient transport and tourism revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 84% of AMS operating costs incurred during the first six months of 2014 are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 15,000 and 27,900 for the quarter and six months ended June 30, 2014, respectively, compared to approximately 14,000 and 26,000 for the quarter and six months ended June 30, 2013, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 13,500 and 25,400 in the quarter and six months ended June 30, 2014, respectively, compared to approximately 13,200 and 24,400 in the quarter and six months ended June 30, 2013, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 333 and 777 lower in the quarter and six months ended June 30, 2014, respectively, compared to 2013. Requests for community-based services increased by 3.5% for the quarter and six months ended June 30, 2014, for bases open greater than one year.

12

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. PPACA is intended to decrease the number of uninsured Americans and reduce health care costs. We believe that the movement from self-pay patients to Medicaid in our payer mix for 2014 compared to 2013 is attributable to the impact of PPACA. Payer mix was as follows:

	For quarters ended June 30,		For six months ended June 30,
	2014	2013	2014	2013
Private insurance carriers	30.5%	31.9%	31.2%	32.2%
Medicare	34.5%	34.2%	34.1%	33.7%
Medicaid	24.1%	20.2%	22.3%	20.7%
Self-pay patients	10.9%	13.7%	12.4%	13.4%

Net reimbursement per transport increased 6.6% and 12.9% in the quarter and six months ended June 30, 2014, respectively, compared to 2013, attributed primarily to recent price increases. Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2014	2013	2014	2013
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	51%	46%	51%	47%
Provision for uncompensated care	21%	23%	21%	23%

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

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 11% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2013, we have taken delivery of seventeen new aircraft and have commitments to take delivery of 54 additional aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense decreased 16.9% and 16.5% for the quarter and six months ended June 30, 2014, respectively, compared to 2013. Total flight hours for AMS operations decreased 7.3% and 6.0% for the quarter and six months ended June 30, 2014, respectively, compared to 2013. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

13

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

●
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which expired in December 2013. We have reached a tentative agreement with the pilots’ union on a new CBA, which is subject to ratification by the pilots. We expect the vote on ratification to take place during the third quarter of 2014. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $28,790,000 and $39,679,000 for the quarter and six months ended June 30, 2014, respectively, compared to $19,149,000 and $13,460,000 for the quarter and six months ended June 30, 2013, respectively. The results for 2014 include the impact of the BHH acquisition which closed in December 2013. Same-Base Transports were 2.5% and 4.0% higher in the quarter and six months ended June 30, 2014, respectively, compared to 2013, while net reimbursement per patient transport increased 6.6% and 12.9% in the quarter and six months ended June 30, 2014, respectively, compared to 2013, primarily as a result of recent price increases.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $22,430,000, or 15.1%, and $58,527,000, or 22.8%, for the quarter and six months ended June 30, 2014, compared to 2013, for the following reasons.
●	Increases of 6.6% and 12.9% in net reimbursement per transport for the quarter and six months ended June 30, 2014, respectively, compared to 2013, due primarily to recent price increases.
●
Increases of 333, or 2.5%, and 974, or 4.0%, in Same-Base Transports for the quarter and six months ended June 30, 2014, respectively, compared to 2013. Cancellations due to unfavorable weather conditions for bases open longer than one year were 333 and 777 lower in the quarter and six months ended June 30, 2014, respectively, compared to 2013. Requests for community-based services increased by 3.5% for the quarter and six months ended June 30, 2014, respectively, for bases open greater than one year.

●
Incremental net revenue of $17,076,000 and $30,056,000 for the quarter and six months ended June 30, 2014, respectively, generated from the addition of 22 new bases, including twelve bases resulting from the conversion of AMS contract customers to community-based operations, during or subsequent to the first six months of 2013.

●
Closure of seventeen bases during or subsequent to the first six months of 2013, due to insufficient flight volume, resulting in decreases in net revenue of approximately $5,781,000 and $9,832,000 during the quarter and six months ended June 30, 2014, respectively.

Air medical services contract revenue decreased $8,745,000, or 16.0%, and $18,442,000, or 16.9%, for the quarter and six months ended June 30, 2014, compared to 2013, for the following reasons:
●
Cessation of service under eleven contracts and the conversion of seven contracts to community-based operations during or subsequent to the first six months of 2013, resulting in decreases in net revenue of approximately $11,949,000 and $23,501,000 for the quarter and six months ended June 30, 2014, respectively.

●
Incremental net revenue of $1,056,000 and $1,508,000 for the quarter and six months ended June 30, 2014, generated from the addition of one new AMS contract and the expansion of two contracts to additional bases of operation subsequent to the first six months of 2013.

●
Increases of 2.8% and 1.9% in flight volume for the quarter and six months ended June 30, 2014, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts described above.

●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $3,074,000, or 3.6%, and $6,328,000, or 3.7%, for the quarter and six months ended June 30, 2014, respectively, compared to 2013, for the following reasons:
●	Increases of approximately $7,162,000 and $13,579,000 for the quarter and six months ended June 30, 2014, respectively, for the addition of personnel to staff new base locations described above.
●	Decreases of approximately $9,174,000 and $17,936,000 for the quarter and six months ended June 30, 2014, respectively, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises and in the cost of employee medical insurance.

Aircraft operating expenses decreased $7,775,000, or 19.2%, and $12,214,000, or 15.7%, for the quarter and six months ended June 30, 2014, respectively, compared to 2013. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
●
Decreases in AMS aircraft maintenance expense of $4,717,000, or 16.9%, to $23,148,000 for the second quarter of 2014 and $9,093,000, or 16.5%, to $45,857,000 for the six months ended June 30, 2014, compared to the prior year. Total AMS flight volume decreased 7.3% and 6.0% for the quarter and six months ended June 30, 2014, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●
Decreases of approximately 4.4% and 5.2% in the cost of aircraft fuel per hour flown for AMS operations for the quarter and six months ended June 30, 2014, respectively. Total AMS fuel costs increased $21,000 to $6,659,000 and $10,000 to $12,500,000 for the quarter and six months ended June 30, 2014, respectively, compared to 2013.

●
Credit of $1,066,000 for the quarter and six months ended June 30, 2014, earned based on the amount of hull insurance claims for the policy period ended June 30, 2014. The quarter and six months ended June 30, 2013, included expense of $2,000,000 related to hull and liability insurance retention triggered by hull claims incurred during the second quarter of 2013.

Tourism

Tourism and charter revenue increased $15,438,000, or 96.5%, and $29,385,000, or 111.4%, for the quarter and six months ended June 30, 2014, respectively, compared to 2013. During the quarter and six months ended June 30, 2014, respectively, we transported approximately 113,400 and 200,600 passengers on tourism flights, compared to 62,400 and 102,200 in the quarter and six months ended June 30, 2013, respectively. BHH generated revenue of $14,019,000 and $27,462,000 transporting approximately 49,700 and 96,800 passengers in the quarter and six months ended June 30, 2014, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $7,316,000, or 60.2%, and $15,475,000, or 77.4%, for the quarter and six months ended June 30, 2014, respectively, primarily related to the acquisition of BHH. BHH operating expenses totaled $8,846,000 and $16,949,000 for the quarter and six months ended June 30, 2014, respectively.

Medical Interiors and Products

Medical interiors and products revenue increased $2,428,000, or 48.8%, and $5,814,000, or 61.8%, for the quarter and six months ended June 30, 2014, respectively, compared to 2013. Significant projects in process during 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and twelve aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2014, was as follows:
●	$4,674,000 and $9,910,000 – governmental entities
●	$2,730,000 and $5,314,000 – commercial customers

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

Cost of medical interiors and products increased $2,127,000, or 48.2%, and $4,261,000, or 47.6%, for the quarter and six months ended June 30, 2014, respectively, as compared to the prior year, due primarily to the increase in sales volume. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization expense increased $386,000, or 1.9%, and $780,000, or 1.9%, for the quarter and six months ended June 30, 2014, compared to 2013. From the fourth quarter of 2013 through the second quarter of 2014, we placed seventeen aircraft with a total depreciable basis of $49 million into service. Depreciation and amortization related to BHH’s assets also totaled $855,000 and $1,684,000 for the quarter and six months ended June 30, 2014, respectively. These increases were offset in part by the buyout of previously leased aircraft. Since March 31, 2013, we have bought out 38 aircraft which were previously leased under capital lease obligations and which had total depreciable basis of $72 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations resulted in a decrease in depreciation in 2014.

General and administrative (G&A) expenses increased $9,064,000, or 33.5%, and $13,499,000, or 24.9%, for the quarter and six months ended June 30, 2014, respectively, compared to 2013. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to BHH operations were $2,242,000 and $4,313,000 for the quarter and six months ended June 30, 2014. Excluding the impact of BHH, G&A expenses increased 25.2%  and 16.9% in the quarter and six months ended June 30, 2014, compared to 2013, reflecting branding and marketing initiatives, as well as the addition of senior management positions to enhance the company’s ability to implement its growth strategy. In addition, incentive compensation accruals related to our financial performance increased $3,488,000 and $4,379,000 during the quarter and six months ended June 30, 2014, respectively, compared to 2013.

Interest expense increased $392,000, or 7.6%, and $1,119,000, or 11.2%, for the quarter and six months ended June 30, 2014, compared to 2013, primarily due to an additional $60 million term loan under our senior credit facility originated in December 2013 to finance the purchase of BHH and new term loans totaling $116.9 million with a weighted average interest rate of 4.1% originated subsequent to March 31, 2013, to fund the retirement of capital leases and the purchase of aircraft. The resulting increase in interest expense was offset in part by decreased borrowings against our line of credit, the retirement of $17.7 million in capital lease obligations with a weighted average effective interest rate of 4.7% subsequent to March 31, 2013, and to regularly scheduled payments of long-term debt and capital lease obligations.

Income tax expense was $18,571,000 and $25,881,000 in the quarter and six months ended June 30, 2014, respectively, compared to $12,434,000 and $8,750,000 in the quarter and six months ended June 30, 2013, respectively. The effective tax rate was approximately 39.1% and 39.3% for the quarter and six months ended June 30, 2014, respectively, compared to 39.4% for the quarter and six months ended June 30, 2013. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of June 30, 2014, was $189,861,000, compared to $178,232,000 at December 31, 2013. Cash generated by operations was $73,395,000 in 2014, compared to $50,741,000 in 2013, reflecting the results of operations described above. Receivables increased during 2014 by $32.7 million, reflecting the increase in net revenue described above. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 123 at June 30, 2014, compared to 104 at December 31, 2013, and 115 at June 30, 2013.

The increase in DSO’s at June 30, 2014, is largely attributed to increases in claims processing times by a private insurance company and a governmental insurance provider. Excluding the impact of these two payers, DSO’s at June 30, 2014, would have been 114. The increases in processing times are expected to be temporary and are not expected to decrease the ultimate collection rate from either payer.

Cash used by investing activities totaled $76,784,000 in 2014 compared to $45,217,000 in 2013. Equipment acquisitions in 2014 included the buy-out of thirteen previously leased aircraft for approximately $17.3 million and the purchase of fifteen aircraft for approximately $44.6 million. We also sold twelve aircraft for $9.1 million. In 2013 we bought out 34 previously leased aircraft for $36.6 million and sold five aircraft for $9.8 million. Equipment acquisitions in 2013 also included the purchase of three aircraft for $6.2 million.

Financing activities used $3,556,000 in 2014 compared to $3,595,000 in 2013. The primary uses of cash in both 2014 and 2013 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buyouts. During 2014, we originated eleven notes primarily to finance the acquisition of aircraft. During 2013, we originated 33 notes secured by aircraft to finance lease buyouts, retire variable rate debt, and finance the acquisition of two aircraft.

We currently intend to exercise early lease buyout options on up to five additional aircraft totaling approximately $10.2 million prior to the end of 2014. We expect to finance the buyouts with aircraft financiers under long-term notes and with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for six months ended June 30, 2014, a change of 100 basis points in the percentage of estimated contractual discounts or uncompensated care would have resulted in a change of approximately $11,263,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for the Company for periods beginning after December 15, 2016, and early adoption is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

Goodwill Valuation

The Company’s goodwill relates to prior acquisitions and has been allocated to our reporting units. We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, our financial performance, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2013, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2014, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: August 8, 2014	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 8, 2014	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 8, 2014	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

