Form 10-Q
period 2014-09-30
AIR METHODS CORP
filed 2014-11-07
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 31, 2014, was 39,205,446.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$16,832	9,862
Receivables:
Trade, net (note 4)	296,301	237,856
Refundable income taxes	--	11,863
Other	3,136	953
Total receivables	299,437	250,672

Inventories	45,108	47,804
Work-in-process on medical interiors and products contracts	4,640	5,313
Assets held for sale	7,945	5,103
Costs and estimated earnings in excess of billings on uncompleted contracts	1,509	2,888
Refundable deposits	8,560	8,459
Prepaid expenses and other (note 6)	10,804	10,449

Total current assets	394,835	340,550

Property and equipment:
Land	251	251
Flight and ground support equipment	653,049	584,059
Aircraft under capital leases	212,461	246,752
Aircraft rotable spare parts	41,895	41,391
Buildings and office equipment	59,075	51,601
	966,731	924,054
Less accumulated depreciation and amortization	(270,440)	(259,212)

Net property and equipment	696,291	664,842

Goodwill (note 2)	128,737	128,121
Intangible assets, net of accumulated amortization of $17,922 and $13,397 at September 30, 2014 and December 31, 2013, respectively	85,096	88,215
Other assets	30,686	30,813

Total assets	$1,335,645	1,252,541

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2014	2013
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$2,729	2,616
Current installments of long-term debt	44,640	39,415
Current installments of obligations under capital leases	25,717	29,116
Accounts payable	19,813	20,431
Deferred revenue	3,063	3,463
Billings in excess of costs and estimated earnings on uncompleted contracts	1,179	2,232
Accrued wages and compensated absences	24,266	24,346
Due to third party payers	7,196	7,789
Deferred income taxes	19,530	13,748
Other accrued liabilities	26,425	19,162

Total current liabilities	174,558	162,318

Long-term debt, less current installments	483,713	477,038
Obligations under capital leases, less current installments	107,213	131,249
Deferred income taxes	98,275	86,131
Other liabilities	16,263	19,733

Total liabilities	880,022	876,469

Redeemable non-controlling interests	6,747	8,113

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,423,253 and 39,301,407 shares at September 30, 2014 and December 31, 2013, respectively; outstanding 39,205,446 and 39,064,437 shares at September 30, 2014 and December 31, 2013, respectively	2,348	2,343
Additional paid-in capital	118,720	112,890
Retained earnings	328,385	253,098
Accumulated other comprehensive loss	(577)	(372)

Total stockholders’ equity	448,876	367,959

Total liabilities and stockholders’ equity	$1,335,645	1,252,541

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$315,459	283,709	864,101	736,431
Provision for uncompensated care (note 4)	(125,089)	(105,916)	(358,429)	(301,863)
Patient transport revenue, net	190,370	177,793	505,672	434,568
Air medical services contract revenue	44,278	49,750	134,829	158,743
Tourism and charter revenue	33,941	16,002	89,709	42,385
Medical interiors and products revenue	6,237	5,616	21,461	15,026
Dispatch and billing service revenue	2,992	3,224	7,754	7,097
	277,818	252,385	759,425	657,819
Operating expenses:
Flight centers	94,461	89,431	270,232	258,874
Air medical aircraft operations	35,456	35,565	101,195	113,518
Tourism operating expenses	22,989	9,242	58,465	29,243
Cost of medical interiors and products sold	5,960	5,289	19,177	14,245
Cost of dispatch and billing services	2,430	2,156	7,354	5,156
Depreciation and amortization	20,121	19,781	60,910	59,790
Loss on disposition of assets, net	77	118	1,290	326
General and administrative	35,913	28,292	103,702	82,582
	217,407	189,874	622,325	563,734

Operating income	60,411	62,511	137,100	94,085

Other income (expense):
Interest expense	(5,341)	(5,190)	(16,439)	(15,169)
Other, net	322	349	588	964

Income before income taxes	55,392	57,670	121,249	79,880
Income tax expense	(21,552)	(22,065)	(47,433)	(30,815)
Net income	33,840	35,605	73,816	49,065

Less net income attributable to redeemable non-controlling interests	123	--	420	--
Net income attributable to Air Methods Corporation and subsidiaries	$33,717	35,605	73,396	49,065

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(251)	--	(205)	--
Comprehensive income	$33,466	35,605	73,191	49,065

Basic income per common share (note 5)	$.91	.91	1.92	1.26

Diluted income per common share (note 5)	$.90	.91	1.91	1.25

Weighted average number of common shares outstanding – basic	39,168,873	38,933,915	39,146,609	38,882,943

Weighted average number of common shares outstanding – diluted	39,343,405	39,194,532	39,329,121	39,228,113

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$73,816	49,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,910	59,790
Deferred income tax expense	17,926	13,780
Stock-based compensation	2,866	2,789
Tax benefit from exercise of stock options	(1,779)	(2,173)
Loss on disposition of assets, net	1,290	326
Unrealized loss on derivative instrument	70	143
Loss from equity method investee	738	--
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(526)	(4,395)
Decrease (increase) in receivables	(48,791)	2,298
Decrease (increase) in inventories	3,369	(7,991)
Decrease (increase) in costs in excess of billings	1,379	(1,883)
Increase in accounts payable, other accrued liabilities, and other liabilities	6,718	4,572
Decrease in deferred revenue and billings in excess of costs	(1,453)	(2,506)
Net cash provided by operating activities	116,533	113,815

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	(3,182)	(1,435)
Acquisition of property and equipment	(87,965)	(41,279)
Buy-out of previously leased aircraft	(17,296)	(51,403)
Proceeds from disposition and sale of equipment and assets held for sale	12,637	17,266
Increase in other assets	(660)	(5,206)
Net cash used in investing activities	(96,466)	(82,057)

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from financing activities:
Proceeds from issuance of common stock	$1,190	1,397
Tax benefit from exercise of stock options	1,779	2,173
Borrowings under line of credit	30,000	54,370
Payments under line of credit	(42,000)	(101,370)
Proceeds from long-term debt	54,503	120,480
Payments for financing costs	(81)	(221)
Payments of long-term debt and notes payable	(30,603)	(20,274)
Payments of capital lease obligations	(27,983)	(72,972)
Proceeds from non-controlling interests	98	--
Net cash used in financing activities	(13,097)	(16,417)

Increase in cash and cash equivalents	6,970	15,341

Cash and cash equivalents at beginning of period	9,862	3,818

Cash and cash equivalents at end of period	$16,832	19,159

Interest paid in cash during the period	$15,862	14,589
Income taxes paid in cash during the period	$12,244	2,544

Non-cash investing and financing activities:

In the nine months ended September 30, 2014, the Company entered into notes payable of $2,729 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of September 30, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled notes payable of $2,616 in exchange for the aircraft securing the debt.

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

(2)          Acquisition of Subsidiaries

On December 13, 2013, via a newly formed subsidiary, Blue Hawaiian Holdings, LLC, the Company acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH) for a cash purchase price of $66.8 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. At December 31, 2013, the Company had recorded a liability of $2,282,000 for the estimated increase to the purchase price for the change in working capital. The liability was revised to $3,182,000 during the first quarter of 2014 and paid during the second quarter. No further amounts are due to the sellers. The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC, which the Company can redeem at any time for a price based on BHH’s current operating results. Between June 13, 2015, and December 13, 2015, the former owners of BHH can require the Company to redeem their 10% ownership interest for a price based on the same formula. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group.

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

The Company does not expect further adjustments to the purchase price allocation.

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(3)          Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2014, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2014	39,064,437	$367,959

Issuance of common shares for options exercised	90,347	1,190
Stock-based compensation	50,662	2,866
Tax benefit from exercise of stock options	--	1,779
Forfeiture of unvested restricted shares and related dividends	--	8
Adjustments to redeemable non-controlling interests	--	1,883
Other comprehensive income	--	(205)
Net income attributable to Air Methods Corporation and subsidiaries	--	73,396

Balances at September 30, 2014	39,205,446	$448,876

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2014 or 2013. The allowance for uncompensated care was 39.7% of receivables from all payers, excluding Medicare and Medicaid, as of September 30, 2014, compared to 39.2% at December 31, 2013, and 44.2% at September 30, 2013. Receivables from private insurance providers accounted for 65% of receivables from all payers, excluding Medicare and Medicaid, as of September 30, 2014, compared to 60% as of December 31, 2013, and 61% as of September 30, 2013. The remainder of receivables from all payers, excluding Medicare and Medicaid, are attributable to self-pay patients.

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
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(4)          Patient Transport Revenue Recognition, continued

Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For quarter ended September 30,		For nine months ended September 30,
	2014	2013	2014	2013

Third-party payers	$243,022	213,500	655,741	552,502
Self-pay	72,437	70,209	208,360	183,929
Total	$315,459	283,709	864,101	736,431

 (5)         Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was increased by $1,871,000 and $1,883,000 for the quarter and nine months ended September 30, 2014, respectively, for an adjustment to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2014	2013
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	39,168,873	38,933,915
Dilutive effect of:
Common stock options	83,064	201,661
Unvested restricted stock	83,520	58,956
Unvested performance share units	7,948	--
Weighted average number of common shares outstanding – diluted	39,343,405	39,194,532

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	39,146,609	38,882,943
Dilutive effect of:
Common stock options	108,952	285,534
Unvested restricted stock	73,560	59,636
Unvested performance share units	--	--
Weighted average number of common shares outstanding – diluted	39,329,121	39,228,113

Common stock options totaling 47,500 and performance share units totaling 105,512 were not included in the diluted shares outstanding for the nine months ended September 30, 2014, because their effect would have been anti-dilutive. Common stock options totaling 45,000 were not included in the diluted shares outstanding for the quarter and nine months ended September 30, 2013, because their effect would have been anti-dilutive.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $0 at September 30, 2014, and December 31, 2013. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $6,000 and $70,000 for the quarter and nine months ended September 30, 2014, respectively, compared to $3,000 and $143,000 for the quarter and nine months ended September 30, 2013, respectively. There were no cash settlements under the terms of the agreements in 2014 or  2013.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2014, is estimated to be $526,353,000, compared to a carrying value of $528,353,000. The fair value of long-term debt as of December 31, 2013, was estimated to be $513,436,000, compared to a carrying value of $516,453,000.

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

Air Methods Corporation and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements, continued
(unaudited)

(7)	New Accounting Pronouncements, continued

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

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(8)           Business Segment Information, continued

For quarter ended September 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$237,640	33,941	6,151	86	--	277,818
Intersegment revenue	--	--	2,305	--	(2,305)	--
Total revenue	237,640	33,941	8,456	86	(2,305)	277,818
Operating expenses, excluding depreciation & amortization	(153,415)	(27,963)	(8,193)	(9,672)	1,957	(197,286)
Depreciation & amortization	(17,257)	(1,746)	(598)	(520)	--	(20,121)
Interest expense	(3,964)	(742)	--	(635)	--	(5,341)
Other income (expense), net	435	1	--	(114)	--	322
Income tax expense	--	--	--	(21,552)	--	(21,552)
Segment net income (loss)	63,439	3,491	(335)	(32,407)	(348)	33,840
Less net income (loss) attributable to non-controlling interests	(44)	167	--	--	--	123
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$63,483	3,324	(335)	(32,407)	(348)	33,717

2013
External revenue	$230,767	16,002	5,597	19	--	252,385
Intersegment revenue	--	--	2,120	--	(2,120)	--
Total revenue	230,767	16,002	7,717	19	(2,120)	252,385
Operating expenses, excluding depreciation & amortization	(145,068)	(11,212)	(7,324)	(8,558)	2,069	(170,093)
Depreciation & amortization	(18,184)	(681)	(455)	(461)	--	(19,781)
Interest expense	(4,222)	(280)	--	(688)	--	(5,190)
Other income (expense), net	311	--	(2)	40	--	349
Income tax expense	--	--	--	(22,065)	--	(22,065)
Segment net income (loss)	$63,604	3,829	(64)	(31,713)	(51)	35,605

For nine months ended September 30:
2014
External revenue	$648,229	89,709	21,401	86	--	759,425
Intersegment revenue	--	--	9,363	--	(9,363)	--
Total revenue	648,229	89,709	30,764	86	(9,363)	759,425
Operating expenses, excluding depreciation & amortization	(440,078)	(72,158)	(28,160)	(29,178)	8,159	(561,415)
Depreciation & amortization	(52,671)	(4,966)	(1,733)	(1,540)	--	(60,910)
Interest expense	(12,221)	(2,095)	--	(2,123)	--	(16,439)
Other income (expense), net	1,248	4	--	(664)	--	588
Income tax expense	--	--	--	(47,433)	--	(47,433)
Segment net income (loss)	144,507	10,494	871	(80,852)	(1,204)	73,816
Less net income (loss) attributable to non-controlling interests	(130)	550	--	--	--	420
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$144,637	9,944	871	(80,852)	(1,204)	73,396

2013
External revenue	$600,414	42,385	14,928	92	--	657,819
Intersegment revenue	--	--	6,421	--	(6,421)	--
Total revenue	600,414	42,385	21,349	92	(6,421)	657,819
Operating expenses, excluding depreciation & amortization	(429,742)	(34,631)	(20,534)	(25,138)	6,101	(503,944)
Depreciation & amortization	(55,218)	(1,999)	(1,313)	(1,260)	--	(59,790)
Interest expense	(12,426)	(773)	--	(1,970)	--	(15,169)
Other income (expense), net	854	--	(2)	112	--	964
Income tax expense	--	--	--	(30,815)	--	(30,815)
Segment net income (loss)	$103,882	4,982	(500)	(58,979)	(320)	49,065

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “may,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates, and days’ sales outstanding for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the nine months ended September 30, 2014, the AMS Division generated 85% of our total revenue, compared to 91%  in 2013.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the nine months ended September 30, 2014, the Tourism Division generated 12% of our total revenue, compared to 6% in 2013.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 3% of our total revenue in the nine months ended September 30, 2014, compared to 2% in 2013.

See Note 8 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Flight volume. Almost all patient transport and tourism revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 84% of AMS operating costs incurred during the nine months ended September 30, 2014, are mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, high heat, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were approximately 15,800 and 43,700 for the quarter and nine months ended September 30, 2014, respectively, compared to approximately 14,800 and 40,800 for the quarter and nine months ended September 30, 2013, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were approximately 13,900 and 39,300 in the quarter and nine months ended September 30, 2014, respectively, compared to approximately 14,200 and 38,700 in the quarter and nine months ended September 30, 2013, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 60 higher and 717 lower in the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Requests for community-based services increased by 0.5% and 2.4% for the quarter and nine months ended September 30, 2014, respectively, for bases open longer than one year.

12

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. PPACA is intended to decrease the number of uninsured Americans and reduce health care costs. We believe that the movement from self-pay patients to Medicaid in our payer mix for 2014 compared to 2013 is attributable to the expansion of Medicaid eligibility under PPACA. To date, PPACA has not resulted in an increase in the percentage of transports covered by private insurance.

Net reimbursement per transport decreased 0.1% and increased 7.6% in the quarter and nine months ended September 30, 2014, compared to 2013, attributable to recent price increases net of a deterioration in payer mix, as shown below:

	For quarters ended September 30,		For nine months ended September 30,
	2014	2013	2014	2013
Private insurance carriers	32.6%	34.2%	31.5%	32.8%
Medicare	32.4%	31.7%	33.6%	33.1%
Medicaid	23.6%	20.1%	22.9%	20.6%
Self-pay patients	11.4%	14.0%	12.0%	13.5%

Collections as a percentage of gross charges from private insurers decreased from 74.6% in the third quarter of 2013 to 73.5% in the third quarter of 2014, and from 74.8% for the nine months ended September 30, 2013, to 74.2% for the nine months ended September 30, 2014. The majority of the decrease in private insurance collection rates is due to an increase in the percentage of transports covered by a government-sponsored insurance plan which reimburses at significantly lower rates than other private insurance plans and typically does not increase reimbursement when we increase prices.

Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2014	2013	2014	2013
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	51%	47%	51%	47%
Provision for uncompensated care	20%	20%	20%	22%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although certain insurance companies have not increased their reimbursement rates proportionately with recent price increases to the same extent they have with previous price increases, we have not yet experienced significant increased limitations in the amount reimbursed by private insurers taken as a whole. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates.

13

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft, representing 10% of our rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2013, we have taken delivery of 21 new aircraft and have commitments to take delivery of fifty additional aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 1.5% and decreased 11.0% for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Total flight volume for all AMS operations decreased 3.2% and 4.6% for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

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

●
Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $33,717,000 and $73,396,000 for the quarter and nine months ended September 30, 2014, respectively, compared to $35,605,000 and $49,065,000 for the quarter and nine months ended September 30, 2013, respectively. The results for 2014 include the impact of the BHH acquisition which closed in December 2013. Same-Base Transports were 2.6% lower and 1.6% higher in the quarter and nine months ended September 30, 2014, respectively, compared to 2013, while net reimbursement per patient transport decreased 0.1% and increased 7.6% in the quarter and nine months ended September 30, 2014, respectively, compared to 2013, primarily as a result of recent price increases net of changes in payer mix.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $12,577,000, or 7.1%, and $71,104,000, or 16.4%, for the quarter and nine months ended September 30, 2014, respectively, compared to 2013, for the following reasons:
●
Decrease of 0.1% and increase of 7.6% in net reimbursement per transport for the quarter and nine months ended September 30, 2014, respectively, compared to 2013, due to the benefit of recent price increases net of the deterioration in payer mix and collection rate described above.

●
Decrease of 370, or 2.6%, and increase of 604, or 1.6%, in Same-Base Transports for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Cancellations due to unfavorable weather conditions for locations open longer than one year were 60 higher and 717 lower in the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Requests for community-based services increased 0.5% and 2.4% for the quarter and nine months ended September 30, 2014, respectively, for bases open longer than one year.

14

●
Incremental net revenue of $23,377,000 and $53,433,000 for the quarter and nine months ended September 30, 2014, respectively, generated from the addition of 36 new bases, including fourteen bases resulting from the conversion of hospital contracts, during either 2014 or 2013.

●
Closure of eighteen bases during either 2014 or 2013, resulting in decreases in net revenue of approximately $4,586,000 and $14,306,000 during the quarter and nine months ended September 30, 2014, respectively.

Air medical services contract revenue decreased $5,472,000, or 11.0%, and $23,914,000, or 15.1%, for the quarter and nine months ended September 30, 2014, for the following reasons:
●
Cessation of service under eleven contracts and the conversion of eight contracts to community-based operations, during either 2014 or 2013, resulting in decreases in revenue of approximately $7,269,000 and $30,770,000 for the quarter and nine months ended September 30, 2014, respectively.

●
Incremental net revenue of $1,071,000 and $2,579,000 for the quarter and nine months ended September 30, 2014, generated from the addition of one new AMS contract and expansion under two other contracts to additional bases of operation during either 2014 or 2013.

●
Decrease of 0.1% and increase of 1.2% in flight volume for the quarter and nine months ended September 30, 2014, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts described above.

●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $5,030,000, or 5.6%, and $11,358,000, or 4.4%, for the quarter and nine months ended September 30, 2014, respectively, compared to 2013, for the following reasons:
●	Increases of approximately $8,935,000 and $22,497,000 for the quarter and nine months ended September 30, 2014, respectively, for the addition of personnel to staff new base locations described above.
●	Decreases of approximately $7,456,000 and $25,466,000 for the quarter and nine months ended September 30, 2014, respectively, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Air medical aircraft operating expenses decreased $109,000, or 0.3%, and $12,323,000, or 10.9%, for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:
●
Increase of $381,000, or 1.5%, to $24,965,000 and decrease of $8,712,000, or 11.0%, to $70,823,000 in AMS aircraft maintenance expense for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Total flight volume for AMS operations decreased 3.2% and 4.6% for the quarter and nine months ended September 30, 2014, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●
Decreases of 1.9% and 4.4% in the cost of aircraft fuel per hour flown for AMS for the quarter and nine months ended September 30, 2014, respectively. Total AMS fuel costs increased $362,000, or 5.6%, to $6,788,000 and $372,000, or 2.0%, to $19,288,000 for the quarter and nine months ended September 30, 2014, respectively, compared to 2013.

●
Credit of $1,066,000 for the nine months ended September 30, 2014, earned based on the amount of hull insurance claims for the policy period ended June 30, 2014, and recorded during the second quarter of 2014. The nine months ended September 30, 2013, included expense of $2,000,000 related to hull and liability insurance retention triggered by hull claims incurred during the second quarter of 2013.

Tourism

Tourism and charter revenue increased $17,939,000, or 112.1%, and $47,324,000, or 111.7%, for the quarter and nine months ended September, 2014, respectively, compared to 2013. During the quarter and nine months ended September 30, 2014, respectively, we transported approximately 125,500 and 326,100 passengers on tourism flights, compared to 64,400 and 166,600 in the quarter and nine months ended September 30, 2013, respectively. BHH generated revenue of $15,044,000 and $42,506,000 transporting approximately 54,500 and 151,300 passengers in the quarter and nine months ended September 30, 2014, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $13,747,000, or 148.7%, and $29,222,000, or 99.9%, for the quarter and nine months ended September 30, 2014, respectively, primarily related to the acquisition of BHH. BHH operating expenses totaled $9,817,000 and $26,766,000 for the quarter and nine months ended September 30, 2014, respectively. Excluding the effect of BHH, tourism aircraft maintenance expense increased $1,821,000, or 89.0%, and decreased $917,000, or  9.7%, for the quarter and nine months ended September 30, 2014, respectively. We incurred costs for seven and sixteen engine overhauls for these aircraft in the quarter and nine months ended September 30, 2014, compared to two and nine engine overhauls in the quarter and nine months ended September 30, 2013, primarily due to normal fluctuations in the timing of overhaul cycles.

United Rotorcraft Division

Medical interiors and products revenue increased $621,000, or 11.1%, and $6,435,000, or 42.8%, for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. Significant projects in process during 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and fifteen aircraft interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2014, was as follows:
●	$3,982,000 and $13,891,000 – governmental entities
●	$2,255,000 and $7,570,000 – commercial customers

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

Cost of medical interiors and products increased $671,000, or 12.7%, and $4,932,000, or 34.6%, for the quarter and nine months ended September 30, 2014, respectively, as compared to the prior year, due primarily to the change in sales volume. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization expense increased $340,000, or 1.7%, and $1,120,000, or 1.9%, for the quarter and nine months ended September 30, 2014, compared to 2013. From the fourth quarter of 2013 through the third quarter of 2014, we placed 21 aircraft with a total depreciable basis of $59 million into service. Depreciation and amortization related to BHH’s assets also totaled $869,000 and $2,553,000 for the quarter and nine months ended September 30, 2014, respectively. These increases were offset in part by the buy-out of previously leased aircraft. Since March 31, 2013, we have bought out 38 aircraft which were previously leased under capital lease obligations and which had total depreciable basis of $72 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buy-out of aircraft from capital lease obligations resulted in a decrease in depreciation in 2014.

General and administrative (G&A) expenses increased $7,621,000, or 26.9%, and $21,120,000, or 25.6%, for the quarter and nine months ended September 30, 2014, respectively, compared to 2013. G&A expenses include executive management, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to BHH operations were $2,325,000 and $6,638,000 for the quarter and nine months ended September 30, 2014. Excluding the impact of BHH, G&A expenses increased 18.7%  and 17.5% in the quarter and nine months ended September 30, 2014, compared to 2013, reflecting branding and marketing initiatives for both air medical services and tourism, as well as the addition of senior management positions to enhance the company’s ability to implement its growth strategy. Since March 31, 2013, we have converted eight AMS contracts to community-based operations, resulting in fourteen additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. In addition, equity compensation and incentive compensation accruals related to our financial performance increased $1,457,000 and $5,688,000 during the quarter and nine months ended September 30, 2014, respectively, compared to 2013.

Interest expense increased $151,000, or 2.9%, and $1,270,000, or 8.4%, for the quarter and nine months ended September 30, 2014, compared to 2013, primarily due to an additional $60 million term loan under our senior credit facility originated in December 2013 to finance the purchase of BHH and new term loans totaling $137.0 million with a weighted average interest rate of 4.1% originated subsequent to March 31, 2013, to fund the retirement of capital leases and the purchase of aircraft. The resulting increase in interest expense was offset in part by decreased borrowings against our line of credit, the retirement of $17.7 million in capital lease obligations with a weighted average effective interest rate of 4.7% subsequent to March 31, 2013, and to regularly scheduled payments of long-term debt and capital lease obligations.

Income tax expense was $21,552,000 and $47,433,000, at effective tax rates of 38.9%, and 39.1%, for the quarter and nine months ended September 30, 2014, respectively, compared to $22,065,000 and $30,815,000, at effective tax rates of 38.3%, and 38.6%, for the quarter and nine months ended September 30, 2013, respectively. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2014, was $220,277,000, compared to $178,232,000 at December 31, 2013. Cash generated by operations was $116,533,000 in 2014, compared to $113,815,000 in 2013. Receivables increased during 2014 by $48.8 million, reflecting the increase in net patient transport revenue described above. In addition, days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 116 at September 30, 2014, compared to 104 at December 31, 2013, and 100 at September 30, 2013.

The increase in DSO’s at September 30, 2014, is primarily attributed to additional time taken by private insurers, especially one private insurance company and one government-sponsored insurance plan, to review claims and related documentation prior to processing. Excluding the impact of these two payers, DSO’s at September 30, 2014, would have been 112. The increases in processing times for these two payers are expected to be temporary and are not expected to decrease the ultimate collection rate from either of these two payers.

Cash used by investing activities totaled $96,466,000 in 2014 compared to $82,057,000 in 2013. Equipment acquisitions in 2014 included the buy-out of thirteen previously leased aircraft for approximately $17.3 million, the purchase of twenty aircraft for approximately $65.1 million, and $7.5 million for aircraft interiors. We also sold twenty aircraft for $12.5 million. In 2013 we bought out 43 previously leased aircraft for $51.4 million and disposed of ten aircraft for $16.1 million. Equipment acquisitions in 2013 also included the purchase of eleven aircraft for $28.1 million.

Financing activities used $13,097,000 in 2014 compared to $16,417,000 in 2013. The primary uses of cash in both 2014 and 2013 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. During 2014, we originated seventeen notes primarily to finance the acquisition of aircraft. During 2013, we originated 44 notes secured by aircraft to finance lease buy-outs, retire variable rate debt, and finance the acquisition of three aircraft.

We currently intend to exercise early lease buy-out options on up to five additional aircraft leases totaling approximately $10.2 million prior to the end of 2014. We expect to finance the buy-outs with aircraft financiers under long-term notes and with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the nine months ended September 30, 2014, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $17,675,000 in patient transport revenue.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at September 30, 2014, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults upon Senior Securities

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits

10.1	Form of Performance Based Share Unit Award Agreement

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 7, 2014	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: November 7, 2014	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: November 7, 2014	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

