Form 10-K
period 2014-12-31
AIR METHODS CORP
filed 2015-02-27
CIK 816159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number   0-16079

AIR METHODS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0915893
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,843,834,000

The number of outstanding shares of Common Stock as of February 20, 2015, was 39,263,952.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders.

i

ii

PART I

ITEM 1. BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. As of December 31, 2014, our Air Medical Services (AMS) Division provided air medical transportation services in 41 states to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). We transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our Tourism Division provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Our United Rotorcraft Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

Air Medical Services Division

Services provided by our AMS Division include medical care, aircraft operation and maintenance in accordance with Federal Aviation Regulations (FAR) Part 135 standards, 24-hour communications and dispatch, and medical billing and collections. Aircraft are typically based at fire stations, airports, or hospital locations. Patient transport revenue from our community-based services consists of flight fees billed directly to patients, their insurers, or governmental agencies. In the period that services are provided and based upon historical experience, we record a significant provision for uncompensated care related to uninsured patients who will be unable to pay for the services provided and a provision for contractual discounts related to Medicare and Medicaid transports. The provisions are adjusted as required based on actual collections in subsequent periods. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing patient transport revenue to fluctuate accordingly. AMS contract revenue from our hospital-based services consists of approximately 80% fixed monthly fees and 20% hourly flight fees under exclusive operating agreements with hospitals or other institutions. These fees are earned regardless of when, or if, the customer is reimbursed for these services by its patients, their insurers, or governmental agencies. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of AMS contract revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The division operates 363 helicopters and 27 fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR). Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all of our community-based locations and some of our hospital-based locations are conducted from our national center in Omaha, Nebraska. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and patient transfer center services to outside third parties.

Our patient transfer service center in Omaha, Nebraska, facilitates the transfer of patients between sending and receiving hospitals pursuant to service contracts. Our personnel coordinate the exchange of information between physicians, other members of hospital medical teams, and ground and air transportation providers to facilitate the transfer of patients. We also provide logistics data to our customers for use in trending and customized reports regarding patient movement.

In 2014 we opened nineteen new community-based locations, including nine resulting from the conversion of hospital contracts, and closed nine due to insufficient flight volume. We also began operations under a new three-year AMS contract in Haiti. Two of our hospital customers expanded service areas, resulting in two new bases of operation. Twenty-one AMS contracts were due for renewal in 2014, sixteen of which were renewed. Four contracts converted to independent operations, and one customer chose not to renew its contract upon expiration in 2014.

Competition comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical base of operation. Operators generally compete for AMS contracts on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Price is a significant element of competition because of the continued pressure on many health care organizations to contain costs passed on to their consumers. We believe that our competitive strengths center on the quality of our patient care, training, maintenance and customer service; the medical configuration of the aircraft we deploy; and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation and field maintenance operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Tourism Division

Our Tourism Division operates 56 helicopters under three Part 135 Air Carrier Certificates in providing aerial tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division began with the purchase of Sundance Helicopters, Inc., (Sundance) in December 2012 and expanded operations with the purchase of Blue Hawaiian Helicopters (BHH) in December 2013. We market our tours through company websites and a wide variety of agencies, such as online booking companies, hotels, resorts, and cruise operators. Approximately 30% of Sundance bookings originate with one online booking company. The majority of tour fees are collected in advance of the flights. Due to daylight hours and traditional vacation schedules, passenger volume for Sundance tends to be lower during the first and fourth quarters of the year. BHH does not experience significant seasonal variation in passenger volume.

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

United Rotorcraft Division

Our United Rotorcraft (UR) Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication, navigation, environmental control, structural, and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheet metal, and upholstery. The division also offers quality assurance and certification services pursuant to its Parts Manufacturer Approvals (PMA’s) and ISO9001:2000 (Quality Systems) certification. A significant portion of UR Division’s revenue has historically been generated from contracts with the U.S. government, including contracts to manufacture interiors for the U.S. Army’s HH-60M helicopter.

We maintain patents covering several products, including the Articulating Patient Loading System developed as part of the modular interior concept. Raw materials and components used in the manufacture of interiors and other products are widely available from several different vendors.

In January 2013, we received an order for 114 HH-60M units for the U.S. Army with deliveries through 2017. Through 2014 we have completed 50 units under this contract and are scheduled to deliver 24 units in 2015. As of December 31, 2014, other projects in process included five aircraft interiors for commercial customers. Deliveries under all contracts in process or received as of December 31, 2014, are expected to be completed in 2015, with the exception of HH-60M deliveries which will extend through 2017, and remaining revenue for all contracts is estimated at $18.4 million as of December 31, 2014, compared to a backlog of $47.6 million as of December 31, 2013.

Our competition in the aircraft interior design and manufacturing industry comes primarily from several companies based in the United States and three in Europe. Competition is based mainly on product availability, price, and product features, such as configuration and weight. With our established line of interiors for Bell Helicopter, Inc. (Bell) and Airbus Helicopters (Airbus) aircraft, we believe that we have demonstrated the ability to compete on the basis of each of these factors.

Employees

As of December 31, 2014, we had 4,303 full time and 253 part time employees, comprised of 1,289 pilots; 891 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing and maintenance positions; 1,245 flight nurses and paramedics; 286 dispatch and transfer center personnel; and 845 business development, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess Federal Aviation Administration (FAA) A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which is effective through December 31, 2016.

Government Regulation

The health care and aviation industries in general are subject to significant federal, state, and local regulation that affects our business activities. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care or aviation industries in general, or what effect any such legislation or regulations may have on our business. Any failure or alleged failure to comply with applicable laws, or any adverse applications of or changes in the laws and regulations affecting our business, could have a material adverse effect on our operating results and financial condition.

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

In the first quarter of 2014, the FAA issued a final rule that requires air medical helicopter operators to follow stricter flight rules and procedures, enhance pre-flight and in-flight communications, and install certain on-board safety equipment. Compliance with the requirements will be phased in over a period of four years. Members of the air medical helicopter industry are working in cooperation with the FAA to, among other things, clarify the intent of certain requirements set forth in the final rule. Although we are in compliance with certain requirements contained in the rule and we intend to comply with the other requirements in this rule, our aviation operations may experience an incremental impact as a result of compliance with the rule. The extent of such impact depends upon the final interpretation and language of certain provisions in the rule. At this time, we anticipate that the operations that may experience the greatest incremental impact as a result of the rule include, among others, our operational control processes, maintenance oversight procedures, and pilot flight and duty times.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods and certain of its subsidiaries hold Part 135 Air Carrier Certificates. Air Methods and one of its subsidiaries also hold Part 145 Repair Station Certificates from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2014, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

Health Care Regulation

Under extensive health care regulations, we must meet requirements to participate in government programs, including Medicare and Medicaid. Such extensive regulations include, among others:

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

4

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (PPACA), were signed into law on March 23, 2010, and are dramatically changing how health care services are covered, delivered and reimbursed. PPACA’s key goals include decreasing the number of uninsured Americans and reducing health care costs. The legislation is expected to increase health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Among other things, PPACA provides for expanded Medicaid coverage of uninsured individuals, reduction in growth of Medicare spending, and measures designed to promote quality and cost efficiency in health care delivery. As discussed below, PPACA also includes provisions that expand and increase the government’s ability to audit, investigate and combat health care program fraud, abuse and waste.

On June 28, 2012, upon the basis of Congress’ taxing power, the Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty. The Supreme Court also upheld the PPACA provision expanding Medicaid eligibility to new populations, but only if the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can lose only the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments. Although to date 28 states and the District of Columbia have announced their intention to expand their Medicaid programs and several more are considering expansion, approximately 15 states, including states in which we do business, have announced that they will not expand, are leaning toward not expanding, or are still undecided. As there is no deadline for states to implement the Medicaid expansion, it is unclear at this time how many states will ultimately expand their Medicaid programs under PPACA.

We believe that upholding the current PPACA law means that there is an increased likelihood that more people in the U.S. marketplace will have access to health insurance benefits. However, the pricing for covered services under those health insurance benefits and the effect of the law in states that do not expand their Medicaid programs are still unclear. Further, it is unclear whether additional legal challenges to the health care reform law or changes to the controlling party in Congress may affect the law’s implementation or impact on insurance coverage rates across the country. The Supreme Court is expected to rule in June 2015 on a challenge to the provision of federal subsidies to individuals who purchase health insurance through a federally-facilitated exchange.

Some states also have similar health care reform legislative initiatives pending. Both federal and state changes to the health care system may put pressure on our operations and financial condition. Further, despite these expansions in coverage, reductions in the growth of Medicare reimbursement pursuant to PPACA may adversely affect our net patient transport revenue over time.

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

ITEM 1A. RISK FACTORS

Our actual operating results and financial condition may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those described below. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K.

6

●
Our results of operations fluctuate due to seasonality and other factors associated with the air medical industry. Almost all patient transport revenue and approximately 20% of AMS contract revenue are dependent upon flight volume. Approximately 16% of AMS operating costs incurred during 2014 also varied with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower patient transport revenue during these months. Flight volume related to patient transports can also be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has expanded access to the service in rural and suburban areas but generally decreased flight volume per aircraft. Demand for air medical transportation may also be unfavorably impacted by an overall slow-down in economic activity; a decrease in road traffic volume because of unusually high spikes in fuel prices or other factors; cost of the service; loss of confidence in certain markets because of accidents within the air medical industry; or questions regarding the medical necessity for certain transports. In addition, if hospitals within our service areas expand operations to include trauma centers, cardiac catheterization labs, and similar capabilities, the demand for our services may decrease. Conversely, a trend toward hospital consolidation may increase demand for air medical transportation. Finally, a number of our bases are located in rural areas throughout the United States and are difficult to staff with appropriate personnel, resulting in lower in-service rates and, therefore, lower flight volume.

●
We depend on reimbursement by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement rate and process. We respond to calls for air medical transport without pre-screening the creditworthiness of the patient. For our independent service operations, we invoice patients and their insurers directly for services rendered and recognize revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. To the extent that complexity associated with patient billing causes delays in our cash collections, we assume the financial risk of carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the unemployment rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The collection rate may also be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and cost containment and utilization decisions of third-party payers. Changes in the cost of health care and health insurance, as well as economic pressures on employers and private insurance payers, also impact our collection rate. As the cost of health care increases and businesses explore ways to contain or reduce operating costs, health insurance coverage provided by employers may be reduced, resulting in an increase in balances billed to individuals. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $15.5 million to $16.5 million in pre-tax operating results. Similar to Medicaid reimbursement rates, Medicare rates are also less than the cost of providing air medical transportation, and our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. Net reimbursement per transport from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. To the extent that health care reform or other forces result in a reversal of the trend away from insurance coverage, reimbursement rates may increase. Consolidation of insurance payers and health care providers, such as hospitals and doctors, could place pressure on flight demand and increase the integrated entities’ leverage to apply discounts to reimbursement rates. Although certain insurance companies have not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases, we have not yet experienced significant increased limitations in the amount reimbursed by private insurers taken as a whole. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for patient transports.

●
Providers in the health care industry have been the subject of federal and state investigations, and we may become subject to investigations in the future. State and federal statutes impose substantial penalties—including civil and criminal fines, exclusion from participation in government programs, and imprisonment—on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for services. We believe that audits, inquiries, and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and health care providers and of our UR Division contracts. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to health care reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, may have a material adverse effect on our financial condition and results of operations.

●
We are unable to predict the impact of PPACA, which represents significant change across the health care industry. One of the key goals of PPACA is to increase access to health benefits for the uninsured or underinsured populations, partially through new federal rules related to private health insurance offerings. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. The new federal rules in PPACA may create pricing pressure on private health insurance premiums and, as a result, pricing pressure on providers. PPACA also includes provisions that expand the government’s ability to combat health care program fraud, abuse, and waste. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to proposed public or private insurance exchanges, collection rates may decrease. Government-run programs, such as Medicare and Medicaid, may also impose additional discounts in determining their reimbursement rates to offset the cost of expanding coverage to a greater number of participants. In addition, states are allowed to opt out of the Medicaid expansion, which may limit the number of uninsured patients which receive coverage. See further discussion regarding the impact of PPACA in the Government Regulation section of Part I of this report.

●
If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably grow or operate our company. We expect to continue to seek opportunities to grow through attractive acquisitions. However, acquisitions present a number of challenges, including significant effort to assimilate operations, financial and accounting practices and information systems and to integrate key personnel from the acquired business. To manage our growth effectively, we must expand and improve our operational, financial, and management controls, information systems, and procedures. Acquisitions may cause disruptions in our operations and divert management’s attention from day-to-day operations. We may not realize the anticipated benefits of future acquisitions, profitability may suffer due to acquisition-related costs or unanticipated liabilities, and our stock price may decrease if the financial markets consider any acquisition to be inappropriately priced.

●
Tourism operations may be adversely impacted by weather, global economic conditions and reliance on third-party booking agencies. All tourism revenue is dependent upon flight volume but approximately only 28% of our tourism operating expenses incurred during the year ended December 31, 2014, varied with the number of hours flown. Typically, flight volume for Sundance’s operations tends to be lower during the first and fourth quarters of the year due to the length of daylight hours and traditional vacation schedules. BHH does not experience significant seasonal variation in passenger volume. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. In addition, approximately 30% of Sundance’s bookings originate with one online booking company. Termination of this contract may negatively impact the number of reservations booked with Sundance.

8

●
Our business relies extensively on two key third-party suppliers for aircraft and aircraft parts. Failure of these parties to perform as expected, or interruptions in our relationships with these suppliers or their provision of services to us, could have an adverse effect on our financial position and results of operations. We currently obtain a substantial portion of our helicopter spare parts and components from Airbus and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2014, Airbus aircraft comprise 80% of our helicopter fleet while Bell aircraft constitute 16%. Based upon the manufacturing capabilities and industry contacts of Airbus, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for Airbus, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations, including competitive pressures within our tourism operations.

●
The market for sale of secondary used aircraft is limited and we may not realize the full value of our long-lived assets, resulting in impairment charges or losses upon disposition. We are dependent upon the secondary used aircraft market to dispose of older models of aircraft as part of our ongoing fleet rejuvenation efforts. In the past several years, the demand for used aircraft has diminished. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition as part of our fleet rejuvenation usually have lower carrying costs than new aircraft. We have also been able to convert some aircraft to spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

●
Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect our operations and result in increased cost of operations. Our AMS pilots have been represented by a collective bargaining unit since September 2003, and the current CBA is effective through December 31, 2016. The CBA establishes procedures for training, addressing grievances, discipline and discharge, among other matters, and defines vacation, holiday, sick, health insurance, and other employee benefits. Tourism pilots are not currently subject to the CBA. Union personnel have actively attempted to organize other employee groups in the past, and these groups may elect to be represented by unions in the future. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their CBA’s or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the National Labor Relations Act or other applicable laws. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business.

●
Our AMS and Tourism operations are highly competitive. Competition presents an ongoing threat to the success of our businesses. We face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other health care institutions. A number of hospitals and health care institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition, we face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments for patient transports. In some cases advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing AMS contracts, preferred provider agreements, or market share in the future.

Our Tourism Division faces competition from two larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. Aerial tourism operators generally compete on the basis of price and customer satisfaction. Strong brand recognition and proximity to popular vacation sights also help to distinguish one competitor over another. Some operators are also exploring innovative but higher risk operations, such as doors-off flights, to attract customers. There can be no assurance that we will be able to continue to compete successfully for market share in the future.

9

●
Sundance maintains a strategic partnership, the loss of which would materially disrupt its operations and adversely impact its financial position. Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. The relationship between Sundance and the Hualapai has been in place for 25 years, with the current contract effective through March 2016. The contract results in mutual benefit, providing flights for Sundance and additional tourist traffic at Hualapai attractions. Failure to continue to successfully renew the contract with the Hualapai could have a significant adverse impact on the results of operations for the Tourism Division.

●
Future changes in airport access could limit tourism flight volume. We currently operate our aerial tours out of several airports located in Las Vegas and the Hawaiian Islands. These facilities are strategically located in close proximity to tourist traffic. If these airports were to restrict access for rotor wing operations, our tourism flight volume may be significantly adversely impacted. In addition, Hawaii has a limited number of hangar and helipad sites, which may limit the ability of other competitors to enter the market but also our ability to expand operations to other locations within the state.

●
Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position. Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most AMS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In independent model operations, our personnel perform medical procedures on transported patients, which may expose us directly to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical and tourism operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical or tourism accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. Approximately 41% of any increases in hull and liability insurance for our AMS operations may be passed through to our AMS contract customers according to contract terms.

●
We could experience adverse publicity, harm to our brand, reduced requests or bookings, and potential tort liability as a result of an accident or incident involving our aircraft, which may cause a material adverse effect on our results of operations or financial position. An accident, catastrophe, or incident involving an aircraft that we operate could have a material adverse effect on our operations if such accident or incident created a public perception that our operations are not safe or reliable or that our operations are less safe or reliable than other air medical or tourism operators. Such public perception could in turn result in adverse publicity, cause harm to our brand, and reduce requests or bookings for AMS operations and Tourism operations, respectively. In addition, any such accident or incident could expose us to significant tort liability. Although we currently maintain liability insurance in amounts and of the type we believe to be consistent with industry practice to cover damages arising from any such accident, if our liability exceeds the applicable policy limits, we could incur substantial losses from an accident, catastrophe, or incident which may result in a material adverse effect on our results of operations or financial position.

10

●
Volatility in fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on our cost of operations and profitability. Fuel accounted for 3.9% of total AMS operating expenses and 11.8% of Tourism operating expenses for the year ended December 31, 2014. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our AMS hospital contract customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for community-based operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers. Economic and competitive conditions may also limit our ability to fully recover increased fuel costs for community-based operations and tourism operations. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2014, fuel derivatives covered the majority of our fuel consumption, and in the first quarter of 2015, we entered into fuel derivatives to protect approximately 75% of our anticipated fuel consumption for 2015 against upward movements in price exceeding 20%.

●
If we are unable to effectively compete for the employees needed to run our operations, our business would be adversely affected. An important aspect of our operations is the ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, the ability to maintain and grow the business could be negatively impacted. A limited supply of qualified applicants may also contribute to wage increases which outpace the rate of inflation.

●
Restrictive covenants in our debt agreements could limit our financial and operational flexibility. Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness and to engage in various corporate transactions such as mergers, acquisitions, asset sales, and payment of future cash dividends. These covenants may restrict future growth through the limitation on acquisitions and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns or decreases in flight volume due to overall economic conditions not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

●
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations. We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our flight, dispatch, and collection operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security and disaster recovery measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures or our disaster recovery plan will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our patients, customers, and regulators, which could result in reputational damage, fines, litigation, or negative publicity.

●	Extensive government regulation could increase our operating costs and restrict our ability to conduct our business. The air medical transportation services and products and aerial tourism industries are subject to extensive regulation by governmental agencies, including the FAA and Centers for Medicare and Medicaid Services (CMS), which imposes significant compliance costs on us. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenue from flight operations. Further, failure to comply with these extensive laws and regulations or the terms or conditions may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some or all of our operations. By way of example and not limitation, we currently have flyover rights granted by the United States National Park Service to conduct aerial tours over Grand Canyon National Park and two major national parks in Hawaii, along with some smaller national parks. Regulatory changes or environmental pressures could result in changes to the number of flyover rights issued to aerial tourism operators by the Park Service or to the requirements for noise-diminishing technology on our aircraft. Additional restrictions on flyover rights or changes in technology requirements could have a significant adverse impact on our flight volume or cost of operations for our Tourism division.

●
We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities. We are obligated under debt facilities and capital lease arrangements providing for up to $733.2 million of indebtedness, of which $633.2 million was outstanding at December 31, 2014, and operating lease obligations which total $39.6 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

●
Our articles of incorporation do not currently restrict a foreign person from owning greater than 25% of our common stock. In the event a foreign person acquired greater than 25% of our common stock, our air operating certificate may be revoked. Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2014, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 116,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We hold a lease through January 2025 for approximately 29,800 square feet of office space in San Bernardino, California, for our medical billing department and through February 2021 for approximately 39,000 square feet of office space in Omaha, Nebraska, for our communications, dispatch, and patient transfer service centers. Both leases contain options to extend the terms past the stated expiration dates. We hold leases through August 2028 for approximately 11,000 square feet of office space in Las Vegas, Nevada, for Sundance’s primary guest center and through November 2016 for approximately 12,900 square feet of office space in Kahului, Hawaii, for BHH’s headquarters. We also own and lease various properties for depot level maintenance, warehouse, Tourism guest centers, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2014, our aircraft fleet consisted of 280 Company-owned aircraft and 111 leased aircraft, as well as 57 aircraft owned by AMS customers and operated by us under contracts with them.

Type	AMS Division	AMS Customer- Owned	Tourism	Total

Single-Engine Helicopters:
Bell 407	45	9	--	54
Airbus AS 350	94	5	26	125
Airbus EC 130	38	1	30	69
Total Single-Engine	177	15	56	248
Twin-Engine Helicopters:
Bell 222	3	--	--	3
Bell 412	4	--	--	4
Bell 429	2	1	--	3
Bell 430	--	3	--	3
Airbus AS 365	--	4	--	4
Airbus BK 117	32	2	--	34
Airbus EC 135	77	7	--	84
Airbus EC 145	8	12	--	20
Boeing MD 902	1	1	--	2
Agusta 109	5	2	--	7
Agusta 119	1	6	--	7
Total Twin-Engine	133	38	--	171
Total Helicopters	310	53	56	419

Airplanes:
Cessna	--	--	2	2
King Air B 100	1	--	--	1
King Air B 200	2	1	--	3
Pilatus PC 12	16	3	--	19
Lear Jet	4	--	--	4
Total Airplanes	23	4	2	29
TOTALS	333	57	58	448

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

Year Ended December 31, 2014

Common Stock	High	Low

First Quarter	$57.85	$50.35
Second Quarter	56.58	45.30
Third Quarter	59.81	49.96
Fourth Quarter	56.85	41.08

Year Ended December 31, 2013

Common Stock	High	Low

First Quarter	$49.60	$37.35
Second Quarter	47.99	33.22
Third Quarter	42.95	32.63
Fourth Quarter	58.72	41.21

As of February 20, 2015, there were approximately 180 holders of record of our common stock.

On December 28, 2012, we paid a special cash dividend of $7.00 per share (on a pre-split basis) on our common stock to stockholders of record at the close of business on December 20, 2012. For the past two fiscal years, we have not paid any cash dividends on our common stock. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

We did not repurchase any shares of our common stock in 2014.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2009 through December 31, 2014, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies in industries similar to those of the Company. In 2014, we changed our peer group from all publicly traded companies in SIC Group 4522: “Non-scheduled Air Transport,” to a peer group defined by the compensation committee of our board of directors1. The peer group consists of health care, aviation, transportation, and logistics companies. We believe this group is our most appropriate peer group for stock comparison purposes because of the companies’ relative size measured by revenues, market valuation, and performance and because they are reflective of the markets in which we compete. The graph includes both SIC Group 4522 and the new peer group and shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2009, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14
AIR METHODS CORPORATION	100.00	167.37	251.19	350.77	553.66	418.43
S & P 500	100.00	115.06	117.49	136.30	180.44	205.14
SIC CODE 4522	100.00	134.50	133.00	162.99	217.86	190.05
PEER GROUP	100.00	114.04	110.32	126.73	168.69	192.24

1Members of Peer Group:
Amsurg Corp	Heico Corp	PHI, Inc.
Atlas Air Worldwide Holdings, Inc.	Hub Group, Inc.	Roadrunner Transportation Systems, Inc.
Bio-Reference Laboratories, Inc.	Knight Transportation, Inc.	Select Medical Holdings Corp
Bristow Group, Inc.	LHC Group, Inc.	Teamhealth Holdings, Inc.
Gatx Corp	Lifepoint Hospitals, Inc.	Uti Worldwide, Inc.
Hanger, Inc.	Mednax, Inc.	Viad Corp
Healthways, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue, expenses, and total assets as of and for the years ended December 31, 2012 and 2011, increased in part as a result of the acquisition of OF Air Holdings Corporation and its subsidiaries (Omniflight) in August 2011. Total assets as of December 31, 2012, and revenue and expenses for the year ended December 31, 2013, also increased in part as a result of the acquisition of Sundance in December 2012. Total assets as of December 31, 2013, and revenue and expenses for the year ended December 31, 2014, increased in part as a result of the acquisition of BHH in December 2013. All share and per share amounts presented below have been retroactively adjusted to reflect the 3-for-1 stock split effected in December 2012.

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Comprehensive Income Data:
Revenue	$1,004,773	879,161	850,812	660,549	562,002

Operating expenses	(683,818)	(645,119)	(583,156)	(485,914)	(412,891)
General and administrative expenses	(137,477)	(112,502)	(97,324)	(81,162)	(65,913)
Other expense, net	(20,640)	(19,187)	(17,388)	(16,171)	(15,242)
Income from continuing operations before income taxes	162,838	102,353	152,944	77,302	67,956
Income tax expense	(63,460)	(39,752)	(59,792)	(30,728)	(25,199)

Income from continuing operations	99,378	62,601	93,152	46,574	42,757
Loss on discontinued operations, net of income taxes	(3,908)	(532)	--	--	--
Net income	95,470	62,069	93,152	46,574	42,757
Less net income (loss) attributable to non-controlling interests	599	(270)	--	--	--
Net income attributable to Air Methods Corporation and subsidiaries	$94,871	62,339	93,152	46,574	42,757

Basic income per common share:
Continuing operations	$2.57	1.56	2.41	1.23	1.14
Discontinued operations	(.10)	(.01)	--	--	--
Net income	$2.47	1.55	2.41	1.23	1.14

Diluted income per common share:
Continuing operations	$2.56	1.55	2.39	1.21	1.13
Discontinued operations	(.10)	(.01)	--	--	--
Net income	$2.46	1.54	2.39	1.21	1.13

Weighted average number of shares of Common Stock outstanding - basic	39,163,080	38,923,206	38,594,286	37,999,422	37,489,539

Weighted average number of shares of Common Stock outstanding - diluted	39,348,291	39,210,392	39,044,468	38,482,785	37,789,242

SELECTED FINANCIAL DATA OF THE COMPANY
(Amounts in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,361,305	1,252,541	1,118,863	1,028,471	723,110
Long-term liabilities	702,148	714,151	675,801	569,861	374,288
Stockholders’ equity	471,909	367,959	299,610	287,902	233,429

SELECTED OPERATING DATA

	2014	2013		2012	2011		2010
For year ended December 31:
Patient transports	57,940	53,805		55,976	45,480	(1)	40,046
Tourism passengers	421,212	221,730	(2)	--	--		--
As of December 31:
Community-based locations	189	179		169	165		110
AMS contract locations	97	109		141	136		126

(1) Includes transports for Omniflight locations from August 1 through December 31, 2011, only.
(2) Includes passengers for BHH from December 13 through December 31, 2013, only.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “may,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates, and days’ sales outstanding for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; delivery timelines under UR contracts; impact of recently issued accounting pronouncements; intention not to pay cash dividends in the future; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In 2014 the AMS Division generated 86% of our total revenue, compared to 91% in 2013 and 97% in 2012.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. The division was started with the acquisition of Sundance in December 2012. In 2014 the Tourism Division generated 12% of our total revenue, compared to 6% in 2013.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2014 the UR Division generated 2% of our total revenue, compared to 3% in 2013 and 2012.

See Note 15 to consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

●
Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 84% of AMS operating costs incurred during 2014 were mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were 57,940 for 2014 compared to 53,805 for 2013. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 52,089 in 2014 compared to 51,414 in 2013. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 445 lower in 2014 compared to 2013. Requests for service increased by 2.6% for the year ended December 31, 2014, for bases open greater than one year.

19

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. One of the primary goals of PPACA is to decrease the number of uninsured Americans. We believe that the movement from self-pay patients to Medicaid in our payer mix for 2014 compared to 2013 is attributable to the expansion of Medicaid eligibility under PPACA. To date, PPACA has not resulted in an increase in the percentage of transports covered by private insurance. See further discussion regarding the impact of PPACA in the Government Regulation section of Part I of this report.

Net reimbursement per transport increased 7.2% in the year ended December 31, 2014, compared to 2013, attributed to recent price increases net of a deterioration in payer mix as shown below:

	For years ended December 31,
	2014	2013
Private insurance carriers	28.1%	28.4%
Government-sponsored insurance plans	3.6%	4.7%
Medicare	33.3%	32.7%
Medicaid	23.1%	20.7%
Self-pay patients	11.9%	13.5%

Provisions for contractual discounts and estimated uncompensated care as a percentage of related gross billings for patient transports were as follows:

	For years ended December 31,
	2014	2013
Gross billings	100%	100%
Provision for contractual discounts	52%	48%
Provision for uncompensated care	20%	20%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, Medicaid, and government-sponsored insurance plans does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Although certain insurance companies have not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases, we have not yet experienced significant increased limitations in the amount reimbursed by private insurers taken as a whole. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates.

20

●
Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 72% of tourism operating costs incurred during 2014 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total Tourism passenger count increased to 421,212 in 2014 from 221,730 in 2013. Passenger count for BHH increased to 200,873 in 2014 from 8,809 for the period from the acquisition date of December 13 through December 31, 2013.

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 9% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2013, we have taken delivery of thirty new aircraft and have commitments to take delivery of 48 additional aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. The average age of our fleet as of December 31, 2014, was 7 years, compared to 10 years at December 31, 2013. Total AMS aircraft maintenance expense decreased 12.0% in 2014 compared to 2013, while total AMS flight volume decreased 3.9% over the same period. Excluding the impact of BHH, aircraft maintenance expense for the Tourism division increased 4.9% in 2014 compared to 2013, consistent with a 5.0% increase in corresponding flight hours. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●
Competitive pressures from low-cost providers. We are recognized within the air medical services industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

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

Results of Operations

Year ended December 31, 2014 compared to 2013

We reported net income of $94,871,000 for the year ended December 31, 2014, compared to $62,339,000 for the year ended December 31, 2013. Net reimbursement per patient transport increased 7.2% in 2014 compared to 2013, while Same-Base Transports increased 1.3% over the same period. The results for 2014 also include the impact of the BHH acquisition which closed on December 13, 2013.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $90,754,000, or 15.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, for the following reasons:
●
Increase of 7.2% in net reimbursement per transport for the year ended December 31, 2014, compared to 2013, due to the benefit of recent price increases net of the deterioration in payer mix described above.

●
Increase of 675, or 1.3%, in Same-Base Transports for the year ended December 31, 2014, compared to 2013. Cancellations due to unfavorable weather conditions for bases open longer than one year were 445 lower in 2014 compared to 2013. Requests for service increased by 2.6% in 2014 for bases open greater than one year.

●
Incremental net revenue of $71,455,000 for the year ended December 31, 2014, generated from the addition of 41 new bases, including fifteen bases resulting from the conversion of hospital contracts, during either 2014 or 2013.

●	Closure of eighteen bases during either 2014 or 2013, resulting in a decrease in net revenue of approximately $16,176,000 during the year ended December 31, 2014.

Air medical services contract revenue decreased $27,768,000, or 13.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, for the following reasons:
●
Cessation of service under twelve contracts and the conversion of nine contracts to community-based operations during either 2014 or 2013, resulting in a decrease in net revenue of approximately $36,415,000 for the year ended December 31, 2014.

●
Incremental net revenue of $3,633,000 for the year ended December 31, 2014, generated from the addition of one new air medical services contract and the expansion of two contracts to additional bases of operation during either 2014 or 2013.

●	Increase of approximately 0.4% in flight volume for the year ended December 31, 2014, for all contracts excluding the new contract, contract expansions, and closed contracts discussed above.
●	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $13,491,000, or 3.9%, for the year ended December 31, 2014, compared to 2013, for the following reasons:
●	Increase of approximately $29,421,000 for the year ended December 31, 2014, for the addition of personnel to staff new base locations described above.
●	Decrease of approximately $30,174,000 for the year ended December 31, 2014, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Aircraft operating expenses decreased $18,485,000, or 12.4%, for the year ended December 31, 2014, in comparison to 2013. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The decrease in costs is due to the following:
●
Decrease of $12,561,000, or 12.0%, in AMS aircraft maintenance expense to $92,048,000. Total AMS flight volume decreased 3.9% for 2014 compared to 2013. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

●	Decrease of approximately 6.5% in the cost of aircraft fuel per hour flown for AMS operations. Total AMS fuel costs decreased $22,000 to $25,389,000 for 2014 compared to 2013.
●
Credit of $1,066,000 recorded in 2014 and earned based on the amount of hull insurance claims for the policy period ended June 30, 2014. Expense of $2,000,000 was recorded in 2013 related to hull and liability insurance retention triggered by hull claims incurred during the second quarter of 2013.

Tourism

Tourism and charter revenue increased $59,445,000, or 105.0% for the year ended December 31, 2014, compared to 2013, reflecting an increase in tourism passengers from 221,730 to 421,212. BHH generated revenue of $56,269,000 transporting approximately 200,873 passengers in 2014, compared to revenue of $2,758,000 from 8,809 passengers from December 13 through December 31, 2013.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $39,258,000, or 101.7%, in 2014, primarily related to the acquisition of BHH. BHH operating expenses totaled $34,916,000 for 2014, compared to $1,646,000 from December 13 through December 31, 2013. Cost of tour amenities for Sundance operations increased $2,570,000 primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon.

United Rotorcraft Division

Medical interiors and products revenue increased $539,000, or 2.2%, for the year ended December 31, 2014, compared to 2013. Significant projects completed or in process during 2014 included work on 27 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and fifteen aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2014, was as follows:
●	$16,419,000 – governmental entities
●	$8,425,000 – commercial customers

Significant projects completed or in process during 2013 included work under two contracts to produce a total of 53 multi-mission interiors for the U.S. Army’s HH-60M helicopter, work under two contracts to produce a total of 61 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and thirteen aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2013, was as follows:
●	$15,207,000 – governmental entities
●	$9,098,000 – commercial customers

Cost of medical interiors and products increased $912,000, or 3.9%, for the year ended December 31, 2014, as compared to the previous year, due primarily to the change in sales volume. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization expense increased $1,053,000, or 1.3%, for the year ended December 31, 2014. From the fourth quarter of 2013 through the third quarter of 2014, we placed 32 aircraft with a total depreciable basis of $95.8 million into service. Depreciation and amortization related to BHH’s assets also totaled $3,422,000 for 2014, compared to $263,000 from December 13 through December 31, 2013. These increases were offset in part by the buy-out of previously leased aircraft. Since March 31, 2013, we have bought out 45 aircraft with a total depreciable basis of $88.0 million which were previously leased under capital lease obligations. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buy-out of aircraft from capital lease obligations resulted in a decrease in depreciation in 2014.

General and administrative (G&A) expenses increased $24,975,000, or 22.2%, for the year ended December 31, 2014, compared to 2013. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Total G&A expenses related to BHH operations were $8,821,000 for 2014, compared to $379,000 from December 13 through December 31, 2013. Excluding the impact of BHH, G&A expenses increased 14.7% in 2014, compared to 2013, reflecting branding and marketing initiatives for both air medical services and tourism, as well as the addition of senior management positions to enhance the company’s ability to implement its growth strategy. Since March 31, 2013, we have converted nine AMS contracts to community-based operations, resulting in fifteen additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. In addition, equity compensation and incentive compensation accruals related to our financial performance increased $8,564,000 and legal expenses related to the California lawsuit described in Item 3 of this report increased $719,000 in 2014 compared to 2013.

Interest expense increased $1,427,000, or 7.0%, for the year ended December 31, 2014, compared to 2013, primarily due to an additional $60 million term loan under our senior credit facility originated in December 2013 to finance the purchase of BHH and new term loans totaling $89.9 million with a weighted average interest rate of 4.0% originated in 2014 to fund retirement of capital leases and purchase of aircraft. The resulting increase in interest expense was offset in part by decreased borrowings against our line of credit, the retirement of $14.2 million in capital lease obligations with a weighted average effective interest rate of 5.2% in 2014, and to regularly scheduled payments of long-term debt and capital lease obligations.

Income tax expense was $63,460,000, or 39.0% of income from continuing operations before taxes in 2014 and $39,752,000, or 38.8% of income from continuing operations before taxes in 2013. The rate in 2013 was affected by apportionment factor adjustments and scheduled changes in state income tax rates which decreased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in an income tax benefit of $660,000 for the year ended December 31, 2013. Excluding the effects of this change, the effective tax rate was 39.5% for 2013. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Discontinued Operations

In December 2014, we discontinued all long-range fixed wing medical transportation operations conducted by our subsidiary, American Jets, Inc., (AJI) which we acquired in July 2013. The loss from discontinued operations in 2014 included the write off of $1.5 million in goodwill and impairment losses of $372,000 to reduce aircraft to fair value. The aircraft are classified as assets held for sale at December 31, 2014.

Year ended December 31, 2013 compared to 2012

We reported net income of $62,339,000 for the year ended December 31, 2013, compared to $93,152,000 for the year ended December 31, 2012. Net reimbursement per patient transport increased 4.2% in 2013 compared to 2012, while Same-Base Transports were 8.2% lower over the same period. The results for 2013 include the impact of the Sundance acquisition which closed in December 2012, as well as results for BHH following the acquisition on December 13, 2013. The discussion below reflects the presentation of discontinued operations in 2013.

Air Medical Services

Patient transport revenue decreased $5,259,000, or 0.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012, for the following reasons:
●	Increase of 4.2% in net reimbursement per transport for the year ended December 31, 2013, compared to 2012, due to the benefit of recent price increases net of a deterioration in payer mix.
●
Decrease of 4,442, or 8.2%, in Same-Base Transports for the year ended December 31, 2013, compared to 2012. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,830 higher in 2013 compared to 2012. Requests for service decreased by 4.8% in 2013 for bases open greater than one year.

24

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

Flight center costs increased $24,570,000, or 7.6%, for the year ended December 31, 2013, compared to 2012, for the following reasons:
●	Increase of approximately $25,937,000 for the year ended December 31, 2013, for the addition of personnel to staff new base locations described above.
●	Decrease of approximately $18,783,000 for the year ended December 31, 2013, due to the closure of base locations described above.
●	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses decreased $2,228,000, or 1.5%, for the year ended December 31, 2013, in comparison to 2012, due to the following:
●
Decrease of $1,417,000, or 1.3%, in AMS aircraft maintenance expense to $104,609,000. Total AMS flight volume decreased 7.9% for 2013 compared to 2012. Costs incurred for engine overhauls on two models of aircraft increased by approximately $4.3 million in 2013 compared to 2012, primarily due to erosion damage. We expect to mitigate the impact of erosion with the installation of engine barrier filters as operations permit. In addition, heavy airframe inspections on the same two models of aircraft increased 67.7% in 2013 compared to 2012, due to timing of inspection events driven by hours flown and age of aircraft.

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

Tourism operating expenses totaled $38,606,000 for 2013 and typically vary with passenger count, flight volume, and number and type of aircraft. BHH operating expenses totaled approximately $1,646,000 from December 13 through December 31, 2013.

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
●	$15,207,000 – governmental entities
●	$9,098,000 – commercial customers

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

General Expenses

Depreciation and amortization expense decreased $3,010,000, or 3.6%, for the year ended December 31, 2013. Since March 31, 2012, we have bought out 84 aircraft which were previously leased under capital lease obligations and which had a total depreciable basis of $154.8 million. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buy-out of aircraft from capital lease obligations contributed to a decrease in depreciation in 2013. The decrease was offset in part by $2,962,000 in depreciation and amortization related to Sundance and BHH assets.

General and administrative (G&A) expenses increased $15,178,000, or 15.6%, for the year ended December 31, 2013, compared to 2012. Total G&A expenses related to Sundance and BHH operations were $7,629,000 for 2013. Excluding the impact of Sundance and BHH, G&A expenses increased 7.8% for the year ended December 31, 2013, compared to 2012, reflecting an increase in AMS program administration staffing to manage the increased number of community-based locations. In addition, board of directors compensation increased $924,000 and expenses related to mergers and acquisitions activity increased $872,000 in 2013. These increases were offset in part by a decrease of $7,754,000 in incentive compensation accruals related to our financial performance during 2013 compared to 2012.

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

Income tax expense was $39,752,000, or 38.8% of income from continuing operations before taxes in 2013 and $59,792,000, or 39.1% of income from continuing operations before taxes in 2012. The rate in 2013 was affected by apportionment factor adjustments and scheduled changes in state income tax rates which decreased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in an income tax benefit of $660,000 for the year ended December 31, 2013. The rate in 2012 was also affected by apportionment factor adjustments which increased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in income tax expense of $667,000 for the year ended December 31, 2012. Excluding the effects of these change, the effective tax rate was 39.5% for 2013 and 38.7% in 2012. Change in the revised rate in 2013 compared to 2012 is primarily the result of an increase in certain permanent book-tax differences. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2014 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$512,666	45,827	292,137	40,854	133,848
Interest payments (1)	68,108	14,444	24,901	12,335	16,428
Total long-term debt obligations	580,774	60,271	317,038	53,189	150,276

Capital leases	120,488	23,954	44,210	27,533	24,791
Interest payments	12,284	3,914	5,080	2,440	850
Total capital lease obligations	132,772	27,868	49,290	29,973	25,641

Operating leases	39,593	5,592	7,017	3,364	23,620
Aircraft purchase commitments	171,640	98,355	73,285	--	--

Total	$924,779	192,086	446,630	86,526	199,537

(1)
Interest payments include an estimate of variable-rate interest on notes with principal balances totaling $275,916,000 as of December 31, 2014. Variable interest was estimated using the weighted average rate in effect during 2014 for each note. No interest was included for our revolving credit facility because we have not carried a balance against the line since July 2014.

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2014, we had open purchase commitments totaling $171.6 million for 48 aircraft scheduled to be delivered from 2015 through 2017. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $13.8 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2014, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2015. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

Letters of Credit

As of December 31, 2014, we had four letters of credit totaling $4,125,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

We had cash and cash equivalents of $13,165,000 and working capital of $219,574,000 at December 31, 2014, compared to cash and cash equivalents of $9,862,000 and working capital of $178,232,000 at December 31, 2013. Cash generated by continuing operating activities totaled $177,301,000 in 2014 compared to $150,392,000 in 2013. Receivables increased during 2014 by $57.3 million, reflecting the increase in net patient transport revenue described above. In addition, days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 115 at December 31, 2014, compared to 97 at December 31, 2013.

The increase in DSO’s at December 31, 2014, is primarily attributed to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. To date, the increase in processing times for private insurers has not significantly negatively impacted the overall collection rate for privately insured accounts. We do not expect the claims processing times for private insurers to improve in the near-term.

Cash used for continuing investing activities totaled $131,369,000 in 2014, compared to $171,698,000 in 2013. Equipment acquisitions in 2014 included the buy-out of 22 previously leased aircraft for approximately $28.8 million, the purchase of 26 aircraft for approximately $92.7 million, and the manufacture and installation of aircraft interiors for approximately $11.5 million. We also sold 27 aircraft for $18.1 million. In 2013 we bought out fifty previously leased aircraft for $57.5 million and disposed of twelve aircraft for $19.1 million. Equipment acquisitions in 2013 also included the purchase of fourteen aircraft for $41.7 million.

Continuing financing activities used $41,054,000 in 2014 compared to providing $31,486,000 in 2013. The primary uses of cash in both 2014 and 2013 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. We also prepaid $40 million of the outstanding term loan balance on our senior credit facility during December 2014. During 2014, we originated 26 notes primarily to finance the acquisition of aircraft. In December 2013, we borrowed an additional term loan of $60 million against our senior credit facility to finance the acquisition of BHH. We also originated fifty notes secured by aircraft during 2013 to finance lease buy-outs, retire variable rate debt, and finance the acquisition of four aircraft.

Senior Credit Facility

As of December 31, 2014, our senior credit facility consists of term loans of $275 million and no balance outstanding against the $100 million revolving credit facility. In December 2014, we prepaid $40 million of the outstanding term loan balance on our senior credit facility. Remaining available capacity on the revolving credit facility is $95.9 million and is reduced by four outstanding letters of credit totaling $4.1 million.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Remaining scheduled quarterly principal payments are $6.5 million per quarter for 2015 and 2016 and $8.7 million per quarter for 2017. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2014, the interest rate on the term loans was 1.94%.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare future dividends, make loans and investments, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms’ length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2014, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the year ended December 31, 2014, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $23,620,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for us for periods beginning after December 15, 2016, and early adoption is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Goodwill Valuation

We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2014, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In the fourth quarter of 2014, we wrote off $1.5 million in goodwill related to discontinued operations of American Jets, Inc., as discussed more fully in Note 3 to the consolidated financial statements included in Item 8 of this report.

New Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires that performance targets in these situations be accounted for as performance conditions and should not be reflected in the calculation of the grant-date fair value of the award. The ASU also specifies requirements for recognition of associated compensation cost. The ASU is effective for periods beginning after December 15, 2014, with earlier adoption permitted. We expect to adopt ASU 2014-12 prospectively and do not expect the implementation to have a material effect on our financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for us for periods beginning after December 15, 2016, and early adoption is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In April 2014 the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting discontinued operations and required new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The ASU is effective for periods beginning after December 15, 2014, with earlier adoption permitted. We have chosen to adopt ASU 2014-08 prospectively and do not expect the implementation to have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had no outstanding balance at December 31, 2014, and $275,916,000 in notes payable. Based on the amounts outstanding at December 31, 2014, the annual impact of a change of 100 basis points in interest rates would be approximately $2,759,000. Interest rates on these instruments approximate current market rates as of December 31, 2014.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our AMS contract hospital customers pay for all fuel consumed in medical flights. Based on actual fuel usage for our patient transports and tourism flights for the year ended December 31, 2014, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $3,750,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for patient transports and tourism flights can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2014 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above $3.44 per gallon for wholesale purchases in 2014, covering the majority of our fuel consumption for the year. In the first quarter of 2015, we entered into fuel derivatives to protect against increases in the cost of Gulf Coast jet fuel above an average of $2.07 per gallon covering approximately 75% of our anticipated fuel consumption for 2015.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, and their report is included herein.

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

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2015, for the Annual Meeting of Stockholders to be held in May 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2015, for the Annual Meeting of Stockholders to be held in May 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2015, for the Annual Meeting of Stockholders to be held in May 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2015, for the Annual Meeting of Stockholders to be held in May 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement to be filed on or prior to April 30, 2015, for the Annual Meeting of Stockholders to be held in May 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013, and 2012

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation1

3.2	Amendments to Certificate of Incorporation2

3.3	Amendment to Certificate of Incorporation, effective June 18, 20103

3.4	Amendment to Certificate of Incorporation, effective December 14, 20124

3.5	First Amended and Restated Bylaws of Air Methods Corporation5

4.1	Specimen Stock Certificate6

10.1*	Second Amended and Restated Air Methods Corporation 2006 Equity Compensation Plan7

10.2*	Form of Restricted Stock Grant Agreement8

10.3*	Form of Non-Qualified Stock Option Agreement9

10.4*	Form of Incentive Stock Option Agreement9

10.5*	Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated September 24, 201210

IV-1

10.6*	First Amendment to Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated October 1, 201411

10.7*	Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated September 24, 201210

10.8*	Amended and Restated Employment Agreement between the Company and Trent J. Carman, dated September 24, 201210

10.9*	Amended and Restated Employment Agreement between the Company and Crystal Gordon, dated September 24, 201212

10.10*	Employment Agreement between the Company and David M. Doerr, dated October 21, 201312

10.11
Second Amended and Restated Revolving Credit, Term Loan and Security Agreement dated December 13, 2013, among Air Methods Corporation and its subsidiaries; certain lender parties named therein; KeyBank National Association, as Administrative Agent for the lenders, Lead Arranger and Sole Book Runner; PNC Bank, National Association, as Joint Lead Arranger and Documentation Agent; BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent; and Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent13

10.12*	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at the 2012 Annual Meeting14

10.13*	2011-2014 Bonus Program adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at Company’s 2012 Annual Meeting14

10.14*	Air Methods Corporation 2012-2014 Bonus Program, adopted September 25, 201210

10.15*	Form of Performance-Based Share Unit Award Agreement15

10.16	Collective Bargaining Agreement by and between Air Methods Corporation and Office and Professional Employees International Union, Local 109, effective August 28, 201416

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IV-2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

4	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 17, 2012, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

6	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

9	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

10	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 24, 2012, and incorporated herein by reference.

11	Filed as an exhibit to the Company’s Current Report on Form 8-K dated October 1, 2014 and incorporated herein by reference.

IV-3

12	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

13	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2013, and incorporated herein by reference.

14	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011, and incorporated herein by reference.

15	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

16	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 28, 2014, and incorporated herein by reference.

IV-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	February 27, 2015	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	February 27, 2015
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer and Treasurer	February 27, 2015
Trent J. Carman

/s/ Sharon J. Keck	Chief Accounting Officer	February 27, 2015
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	February 27, 2015
C. David Kikumoto

/s/ George W. Belsey	Director	February 27, 2015
George W. Belsey

/s/ Ralph J. Bernstein	Director	February 27, 2015
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	February 27, 2015
Mark D. Carleton

/s/ John J. Connolly	Director	February 27, 2015
John J. Connolly

/s/ Jeffrey A. Dorsey	Director	February 27, 2015
Jeffrey A. Dorsey

/s/ Carl H. McNair, Jr.	Director	February 27, 2015
Carl H. McNair, Jr.

/s/ Lowell D. Miller, Ph.D.	Director	February 27, 2015
Lowell D. Miller, Ph.D.

/s/ Morad Tahbaz	Director	February 27, 2015
Morad Tahbaz

IV-5

AIR METHODS CORPORATION
AND SUBSIDIARIES

Table of Contents

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets,
December 31, 2014 and 2013	F-3

Consolidated Statements of Comprehensive Income,
Years Ended December 31, 2014, 2013, and 2012	F-5

Consolidated Statements of Stockholders’ Equity,
Years Ended December 31, 2014, 2013, and 2012	F-7

Consolidated Statements of Cash Flows,
Years Ended December 31, 2014, 2013, and 2012	F-8

Notes to Consolidated Financial Statements,
December 31, 2014 and 2013	F-10

Schedules

II – Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013, and 2012	F-32

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

IV-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 27, 2015

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013
(Amounts in thousands, except share and per share amounts)

	2014	2013
Assets

Current assets:
Cash and cash equivalents	$13,165	9,862
Receivables:
Trade, net (note 4 and 7)	293,985	237,856
Refundable income taxes	8,865	11,863
Other	4,802	953
	307,652	250,672

Inventories (note 7)	46,095	47,804
Work-in-process on medical interiors and products contracts	4,610	5,313
Assets held for sale (note 3)	8,608	5,103
Costs and estimated earnings in excess of billings on uncompleted contracts (note 5)	564	2,888
Refundable deposits	8,381	8,459
Prepaid expenses and other current assets (note 6)	10,766	10,449

Total current assets	399,841	340,550

Property and equipment (notes 7 and 8):
Land	251	251
Flight and ground support equipment	697,444	584,059
Aircraft under capital leases	196,302	246,752
Aircraft rotable spare parts	38,050	41,391
Buildings and office equipment	57,983	51,601
	990,030	924,054
Less accumulated depreciation and amortization	(268,049)	(259,212)

Net property and equipment	721,981	664,842

Goodwill (note 2 and 3)	127,269	128,121
Intangible assets, net of accumulated amortization of $19,282 and $13,397 at December 31, 2014 and 2013, respectively (notes 2 and 7)	83,654	88,215
Other assets	28,560	30,813

Total assets	$1,361,305	1,252,541

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
December 31, 2014 and 2013
(Amounts in thousands, except share and per share amounts)

	2014	2013
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$11,442	2,616
Current installments of long-term debt (notes 6 and 7)	45,827	39,415
Current installments of obligations under capital leases (note 8)	23,954	29,116
Accounts payable	17,393	20,431
Deferred revenue	4,409	3,463
Billings in excess of costs and estimated earnings on uncompleted contracts (note 5)	1,313	2,232
Accrued wages and compensated absences	31,539	24,346
Due to third party payers	7,426	7,789
Deferred income taxes (note 12)	21,427	13,748
Other accrued liabilities	15,537	19,162

Total current liabilities	180,267	162,318

Long-term debt, less current installments (notes 6 and 7)	466,839	477,038
Obligations under capital leases, less current installments (note 8)	96,534	131,249
Deferred income taxes (note 12)	122,715	86,131
Other liabilities (note 8)	16,060	19,733

Total liabilities	882,415	876,469

Redeemable non-controlling interests (note 2)	6,981	8,113

Stockholders’ equity (notes 9 and 10):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,452,753 and 39,301,407 shares at December 31, 2014 and 2013, respectively; outstanding 39,228,948 and 39,064,437 shares at December 31, 2014 and 2013, respectively	2,349	2,343
Additional paid-in capital	120,391	112,890
Retained earnings	349,805	253,098
Accumulated other comprehensive loss	(636)	(372)
Total stockholders’ equity	471,909	367,959

Commitments and contingencies (notes 7, 8, 13, and 14)

Total liabilities and stockholders’ equity	$1,361,305	1,252,541

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2014	2013	2012
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$1,140,324	968,985	910,939
Provision for uncompensated care (note 4)	(464,111)	(383,526)	(320,221)
Patient transport revenue, net	676,213	585,459	590,718
Air medical services contract revenue (note 11)	176,744	204,512	224,956
Tourism and charter revenue	116,036	56,591	--
Medical interiors and products revenue	24,844	24,305	28,832
Dispatch and billing service revenue	10,936	8,294	6,306
	1,004,773	879,161	850,812
Operating expenses:
Flight centers	360,229	346,738	322,168
Aircraft operations (note 6)	130,487	148,972	151,200
Tourism operating expenses	77,864	38,606	--
Cost of medical interiors and products sold	24,275	23,363	21,236
Cost of dispatch and billing services	9,941	7,407	4,699
Depreciation and amortization	80,567	79,514	82,524
Loss on disposition of assets, net	455	519	1,329
General and administrative	137,477	112,502	97,324
	821,295	757,621	680,480
Operating income	183,478	121,540	170,332

Other income (expense):
Interest expense	(21,750)	(20,323)	(20,651)
Other, net	1,110	1,136	3,263

Income from continuing operations before income taxes	162,838	102,353	152,944
Income tax expense (note 12)	(63,460)	(39,752)	(59,792)

Income from continuing operations	99,378	62,601	93,152
Loss on discontinued operations, net of income taxes (note 3)	(3,908)	(532)	--

Net income	95,470	62,069	93,152
Less net income (loss) attributable to redeemable non-controlling interests	599	(270)	--

Net income attributable to Air Methods Corporation and subsidiaries	$94,871	62,339	93,152

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(264)	(372)	--

Comprehensive income	$94,607	61,967	93,152

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income, continued
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31
	2014	2013	2012
Income per common share (note 9):
Basic:
Continuing operations	$2.57	1.56	2.41
Discontinued operations	(.10)	(.01)	--
Net income	$2.47	1.55	2.41

Diluted:
Continuing operations	$2.56	1.55	2.39
Discontinued operations	(.10)	(.01)	--
Net income	$2.46	1.54	2.39

Weighted average number of common shares outstanding:
Basic	39,163,080	38,923,206	38,594,286
Diluted	39,348,291	39,210,392	39,044,468

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balances at January 1, 2012	38,398,680	$764	95,960	191,178	--	287,902
Issuance of common shares for options	451,770	9	4,685	--	--	4,694
Tax benefit from exercise of stock options	--	--	3,447	--	--	3,447
Stock-based compensation (note 10)	3,001	--	2,044	--	--	2,044
Forfeiture of unvested restricted shares	(15,996)	--	--	--	--	--
Unvested restricted stock grants	129,650	--	--	--	--	--
Stock split (note 9)	--	1,551	(1,551)	--	--	--
Cash dividend (note 9)	--	--	--	(91,629)	--	(91,629)
Net income	--	--	--	93,152	--	93,152

Balances at December 31, 2012	38,967,105	2,324	104,585	192,701	--	299,610
Issuance of common shares for options	229,506	19	1,730	--	--	1,749
Tax benefit from exercise of stock options	--	--	3,015	--	--	3,015
Stock-based compensation (note 10)	14,850	--	3,560	--	--	3,560
Forfeiture of unvested restricted shares and related dividends	(14,204)	--	--	34	--	34
Unvested restricted stock grants	104,150	--	--	--	--	--
Adjustments to redeemable non-controlling interest	--	--	--	(1,976)	--	(1,976)
Net income	--	--	--	62,339	--	62,339
Other comprehensive loss	--	--	--	--	(372)	(372)

Balances at December 31, 2013	39,301,407	2,343	112,890	253,098	(372)	367,959
Issuance of common shares for options	112,847	6	1,416	--	--	1,422
Tax benefit from exercise of stock options	--	--	1,951	--	--	1,951
Stock-based compensation (note 10)	--	--	4,134	--	--	4,134
Forfeiture of unvested restricted shares and related dividends	(7,501)	--	--	8	--	8
Unvested restricted stock grants	46,000	--	--	--	--	--
Adjustments to redeemable non-controlling interest	--	--	--	1,828	--	1,828
Net income	--	--	--	94,871	--	94,871
Other comprehensive loss	--	--	--	--	(264)	(264)

Balances at December 31, 2014	39,452,753	$2,349	120,391	349,805	(636)	471,909

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands)

	Year Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income	$95,470	62,069	93,152
Loss from discontinued operations, net of income taxes	3,908	532	--
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,567	79,514	82,524
Deferred income tax expense	45,051	26,935	15,258
Stock-based compensation	4,134	3,560	2,044
Tax benefit from exercise of stock options	(1,951)	(3,015)	(3,447)
Loss on disposition of assets	455	519	1,329
Unrealized loss on derivative instrument	70	143	257
Loss from equity method investee	624	212	--
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(57,275)	(8,638)	(46,692)
Decrease (increase) in inventories and work-in-process on medical interiors and products contracts	2,412	(5,860)	(6,614)
Decrease (increase) in prepaid expenses and other current assets	(329)	(7,792)	12,803
Decrease (increase) in costs in excess of billings	2,324	(2,303)	1,269
Increase in accounts payable, other accrued liabilities, and other liabilities	1,814	4,570	1,809
Increase (decrease) in deferred revenue and billings in excess of costs	27	(54)	(2,397)

Net cash provided by continuing operating activities	177,301	150,392	151,295
Net cash used by discontinued operating activities	(1,672)	(742)	--
Net cash provided by operating activities	175,629	149,650	151,295

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	(3,182)	(65,641)	(47,912)
Buy-out of previously leased aircraft	(28,751)	(57,458)	(65,661)
Acquisition of property and equipment	(119,753)	(62,410)	(27,024)
Proceeds from disposition and sale of equipment and assets held for sale	19,001	20,471	33,423
Decrease (increase) in other assets, net	1,316	(6,660)	(2,825)

Net cash used by continuing investing activities	(131,369)	(171,698)	(109,999)
Net cash provided (used) by discontinued investing activities	97	(3,394)	--
Net cash used by investing activities	(131,272)	(175,092)	(109,999)

(Continued)

AIR METHODS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31
	2014	2013	2012
Cash flows from financing activities:
Proceeds from issuance of common stock	$1,422	1,749	4,694
Payment of cash dividend	--	--	(91,629)
Tax benefit from exercise of stock options	1,951	3,015	3,447
Borrowings under line of credit	30,000	69,370	135,738
Payments under line of credit	(42,000)	(124,370)	(80,008)
Proceeds from long-term debt	89,911	194,628	111,888
Payments for financing costs	(126)	(868)	(888)
Payments of long-term debt	(81,698)	(27,653)	(25,707)
Payments of capital lease obligations	(40,612)	(84,727)	(98,575)
Proceeds from non-controlling interests	98	342	--

Net cash provided (used) by continuing financing activities	(41,054)	31,486	(41,040)
Net cash provided (used) by discontinued financing activities	--	--	--
Net cash provided (used) by financing activities	(41,054)	31,486	(41,040)

Increase in cash and cash equivalents	3,303	6,044	256

Cash and cash equivalents at beginning of year	9,862	3,818	3,562

Cash and cash equivalents at end of year	$13,165	9,862	3,818

Interest paid in cash during the year	$20,844	19,563	20,083
Income taxes paid in cash during the year	$15,386	17,404	43,041

Non-cash investing and financing activities:

In the year ended December 31, 2014, the Company entered into non-interest-bearing notes payable of $11,442 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of December 31, 2014, and into capital leases of $735 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $2,616 in exchange for the aircraft securing the debt.

In the year ended December 31, 2013, the Company entered into non-interest-bearing notes payable of $2,616 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of December 31, 2013, and into capital leases of $5,412 to finance the purchase of aircraft and information systems hardware. The Company also settled non-interest-bearing notes payable of $3,570 in exchange for the aircraft securing the debt.

In the year ended December 31, 2012, the Company entered into capital leases of $48,947 to finance the purchase of aircraft. The Company also settled non-interest-bearing notes payable of $27,940 in exchange for the aircraft securing the debt.

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

Basis of Financial Statement Presentation and Business

Air Methods Corporation, a Delaware corporation, and its subsidiaries (Air Methods or the Company) serves as a provider of air medical emergency transport services and systems throughout the United States of America. The Company also conducts aerial tours primarily in and around the Grand Canyon and Hawaiian Islands and designs, manufactures, and installs medical aircraft interiors and other aerospace and medical transport products for domestic and international customers. The accompanying consolidated financial statements include all majority-owned subsidiaries over which the Company exercises control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalent instruments as of December 31, 2014 and 2013.

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

Intangible Assets

The Company recognized intangible assets related to trade names, customer lists, and other customer or contractual relationships as a result of its acquisitions. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Amortization expense, computed using the straight-line method, is estimated as follows: $4,600,000 in 2015, $4,337,000 in 2016, and $4,287,000 in each of 2017, 2018, and 2019. Intangible assets totaling $24.5 million have indefinite lives.

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

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of goodwill in 2014, 2013, and 2012. See Note 3 for discussion of goodwill written off related to discontinued operations.

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

Redeemable Non-controlling Interests

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, the Company adjusts the carrying amounts of redeemable non-controlling interests to current redemption amounts at the end of each reporting period. Adjustments to redeemable non-controlling interests that affect the numerator of earnings per share calculations are accounted for as increases or decreases to retained earnings.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2014, assets held for sale consisted primarily of eleven aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

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

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(1)      Summary of Significant Accounting Policies, continued

In April 2014 the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changed the criteria for reporting discontinued operations and required new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The ASU is effective for periods beginning after December 15, 2014, with earlier adoption permitted. The Company has chosen to adopt ASU 2014-08 prospectively and does not expect the implementation to have a material effect on its financial position or results of operations.

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

BHH provides helicopter tours on five of the Hawaiian Islands, and its acquisition expanded the Company’s tourism operations into a new market. The allocation of the purchase price was as follows (amounts in thousands):

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

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(2)      Acquisition of Subsidiaries, continued

Sundance Helicopters, Inc.

On December 31, 2012, the Company acquired all of the outstanding common stock of Sundance Helicopters, Inc. and all of the aircraft owned by two affiliated entities (collectively, Sundance) for a purchase price of approximately $46.3 million, subject to final determination of certain working capital adjustments, as defined in the agreement, as of the acquisition date. In addition, the purchase agreement also provided for an additional amount to be paid to the sellers if certain aircraft maintenance expense targets were achieved. In 2013, the Company revised its estimate of the increase to the purchase price for both of these adjustments to $843,000, compared to $906,000 estimated as of December 31, 2012. The liability was paid to the sellers during the fourth quarter of 2013, and no further amounts are due the sellers. The purchase price was financed primarily through borrowings under the Company’s Amended and Restated Revolving Credit, Term Loan and Security Agreement.

Sundance is a helicopter tour operator, primarily focusing on Grand Canyon tours, but also provides helicopter services to support firefighting, news gathering, and other missions. The acquisition provided a platform for the Company to expand into adjacent aviation industries and opened the Tourism operating segment for the Company. No results of operations for Sundance were included in the Company’s consolidated statement of comprehensive income for the year ended December 31, 2012, because the acquisition was effective following the close of business on December 31, 2012.

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

(3)      Discontinued Operations

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provided long-range fixed wing medical transportation services based out of Florida. Because of operating losses generated in both 2014 and 2013, the Company made the decision during the fourth quarter of 2014 to discontinue all operations conducted by AJI, and all operations ceased in December 2014. Aircraft totaling $1.8 million used in AJI’s operations are included in assets held for sale in the consolidated balance sheet as of December 31, 2014. Goodwill of $1.5 million associated with AJI was written off during the fourth quarter of 2014. All other assets and liabilities associated with AJI are immaterial and will be retained by the Company.

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(3)      Discontinued Operations, continued

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the consolidated statements of comprehensive income were as follows (amounts in thousands):

	For years ended December 31,
	2014	2013
Patient transport revenue, net	$4,078	2,440
Operating expenses:
Depreciation and amortization	529	141
Loss on disposition of assets	791	--
Goodwill write-off	1,468	--
Other operating expenses	7,634	3,158
Loss from discontinued operations before income taxes	(6,344)	(859)
Income tax benefit	2,436	327
Loss from discontinued operations	$(3,908)	(532)

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during 2014, 2013, or 2012. The allowance for uncompensated care was 38.9% of receivables from non-governmental payers as of December 31, 2014, compared to 39.2% at December 31, 2013.

The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2014	2013

Allowance for contractual discounts	$193,954	183,106
Allowance for uncompensated care	154,544	118,612
Total	$348,498	301,718

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(4)      Patient Transport Revenue Recognition, continued

The Company recognizes patient transport revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable to pay for the services provided and a provision for contractual discounts related to Medicare and Medicaid transports. Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For years ended December 31,
	2014	2013	2012

Third-party payers	$864,647	723,561	693,395
Self-pay	275,677	245,424	217,544
Total	$1,140,324	968,985	910,939

(5)      Costs in Excess of Billings and Billings in Excess of Costs

As of December 31, 2014, the Company expects to complete medical interior and products contracts in process and collect all related accounts receivable within one year. The following summarizes contracts in process at December 31 (amounts in thousands):

	2014	2013

Costs incurred on uncompleted contracts	$2,806	4,941
Estimated contribution to earnings and indirect costs	836	2,454
	3,642	7,395
Less billings to date	(4,391)	(6,739)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$(749)	656

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

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(6)      Fair Value of Financial Instruments, continued

Derivatives:

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 4.6%, 4.1%, and 3.8% of the Company’s operating expenses for the years ended December 31, 2014, 2013, and 2012, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2014 the Company had fuel derivatives in place to cover the majority of its fuel consumption.

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

The Company’s financial derivative agreements protected against increases in the cost of Gulf Coast jet fuel above $3.50 per gallon for 2012; above $3.55 per gallon for 2013; and above $3.44 per gallon for 2014.

All fuel derivative contracts are valued using Level 2 inputs in the fair value hierarchy and had expired as of December 31, 2014 and 2013. Aircraft operations expense for the years ended December 31, 2014, 2013, and 2012, included non-cash mark to market derivative losses of $70,000, $143,000, and $257,000, respectively. There were no cash settlements under the agreements in 2014, 2013, or 2012.

Long-term debt:

The fair value of long-term debt is valued using Level 3 inputs in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2014, is estimated to be $510,353,000, compared to carrying value of $512,666,000. The fair value of long-term debt as of December 31, 2013, was estimated to be $513,436,000, compared to carrying value of $516,453,000.

AIR METHODS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements, Continued

(7)      Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2014	2013
Term loan with quarterly installments of principal and interest, with all remaining principal due in 2017. Interest rate at December 31, 2014, was 1.94%.	$275,000	332,510
Borrowings under revolving credit facility with interest due not less than quarterly and all principal due in 2017.	--	12,000
Notes payable with interest rates from 2.31% to 6.57%, due in monthly installments of principal and interest with balloon payments due at various dates in 2015 through 2024, collateralized by aircraft	213,312	156,841
Notes payable with variable interest rates due in monthly installments of principal and interest with all remaining principal due in 2015, collateralized by aircraft. Interest rate at December 31, 2014, was 4.00%.	916	1,276
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	4,130	4,425
Notes payable with interest rates from 3.05% to 4.00%, due in monthly installments of principal and interest at various dates through 2024, collateralized by aircraft	17,150	6,861
Note payable with interest at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	2,158	2,540
	512,666	516,453
Less current installments	(45,827)	(39,415)
	$466,839	477,038

As of December 31, 2014, the Company’s senior credit facility consists of term loans with a balance of $275 million and no balance outstanding against the $100 million revolving credit facility. Remaining available capacity on the revolving credit facility is $95.9 million and is reduced by four outstanding letters of credit totaling $4.1 million.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Quarterly principal payments began in 2013 as follows: 1.25% of total principal balance per quarter for quarters 1 – 8; 1.875% of total principal balance per quarter for quarters 9 – 16; and 2.5% of total principal balance per quarter for quarters 17 – 19. All remaining principal is due at the maturity date in December 2017 but can be prepaid at any time without penalty. In December 2014, the Company prepaid $40 million of the outstanding term loan balance. Base Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) bear interest at the greater of (i) prime or (ii) the federal funds rate plus 0.25% to 1.25%. The interest rate for LIBOR Rate Loans (as defined in the Amended and Restated Revolving Credit, Term Loan and Security Agreement) is generally the LIBOR rate plus 1.25% to 2.25%. As of December 31, 2014, the interest rate on the term loans was 1.94%.

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

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2015	$45,827
2016	44,631
2017	247,506
2018	24,978
2019	15,876
Thereafter	133,848
$512,666

(8)      Leases

The Company leases hangar and office space and certain equipment under noncancelable operating leases and leases certain aircraft and information systems hardware under noncancelable capital and operating leases. The majority of aircraft leases contain purchase options, either at the end of the lease term or at a stipulated early buyout date. The Company measures capital lease assets and the related obligations initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments during the lease term, excluding executory costs. The Company has made an accounting policy election to exclude the maximum consideration it could be required to pay the lessor in the event of default from the calculation of the present value of the minimum lease payments in measuring the capital lease asset and related obligation, since there is no likely scenario whereby an aircraft lessor would require the Company to pay the full stipulated loss value in the event of a non-performance-related default, and, therefore, this maximum consideration has a remote probability of payment.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)      Leases, continued

As of December 31, 2014, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital leases	Operating leases
Year ending December 31:
2015	$27,868	5,592
2016	26,478	4,054
2017	22,812	2,963
2018	17,072	1,915
2019	12,901	1,449
Thereafter	25,641	23,620

Total minimum lease payments	132,772	$39,593
Less amounts representing interest	(12,284)
Present value of minimum capital lease payments	120,488
Less current installments	(23,954)
	$96,534

Rent expense relating to operating leases totaled $13,968,000, $14,122,000, and $13,732,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company receives certain allowances for the completion of medical interiors for its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the terms of the leases and are included in other liabilities in the consolidated balance sheets. As of December 31, 2014 and 2013, unamortized completion allowances included in other liabilities totaled $8,648,000 and $11,140,000, respectively.

At December 31, 2014 and 2013, leased property held under capital leases included in equipment, net of accumulated amortization, totaled approximately $109,376,000 and $145,620,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

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

Income per Share

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was increased by $1,828,000 and decreased by $1,976,000 for adjustments to the value of redeemable non-controlling interests in determining the numerator used to calculate basic and diluted earnings per share for the years ended December 31, 2014 and 2013, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)      Stockholders’ Equity, continued

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2014	2013	2012
Weighted average number of common shares outstanding – basic	39,163,080	38,923,206	38,594,286
Dilutive effect of:
Common stock options	107,125	217,082	398,452
Unvested restricted stock	78,086	70,104	51,730
Weighted average number of common shares outstanding – diluted	39,348,291	39,210,392	39,044,468

Common stock options totaling 343,730 and 55,000 were not included in the diluted income per share calculation for the years ended December 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

Cash Dividend

On December 10, 2012, the Company’s board of directors declared a special cash dividend of $7.00 per share (on a pre-split basis) on the Company’s common stock. The dividend of $91,629,000 was paid on December 28, 2012, to stockholders of record as of the close of business on December 20, 2012, and was funded with available cash and additional borrowings under the Company’s senior credit facility. Covenants under the senior credit facility limit the Company’s ability to declare future dividends. In 2014 and 2013, dividends of $8,000 and $34,000, respectively, were forfeited when the underlying restricted shares were also forfeited.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)    Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2014, options to purchase 343,730 shares of stock, with a weighted average exercise price of $47.43, were granted at a weighted average fair value of $12.85. The weighted average fair value of options granted during the years ended December 31, 2013 and 2012, was $11.54 and $9.13, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2014	2013	2012
Expected term (in years)	3.3	3.1	3.0
Expected volatility	36%	39%	46%
Risk-free interest rate	1.1%	0.5%	0.3%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2014	264,187	$19.90

Granted	343,730	47.43
Exercised	(112,847)	12.65

Outstanding at December 31, 2014	495,070	40.67	3.8	$3,301

Exercisable at December 31, 2014	151,340	25.31	1.7	2,836

The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $4,456,000, $8,300,000, and $9,614,000, respectively.

In August 2014, the Company granted performance share units (PSU’s) which entitle the grantees to receive shares of common stock for each PSU which is earned over a three-year measurement period based on the Company’s total shareholder return compared to total shareholder returns for a specified peer group of companies. The maximum number of PSU’s which can be earned under the grant is 105,512. Based on a Monte Carlo simulation, the Company has estimated that 63,938 PSU’s valued at $4,195,000 will vest at the end of the measurement period and is recognizing stock compensation expense based on this valuation.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)    Stock-based Compensation, continued

The following is a summary of restricted stock activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2014	236,950	$37.24

Granted	48,000	52.26
Vested	(51,650)	24.21
Forfeited	(9,500)	42.86

Non-vested at December 31, 2014	223,800	43.69

The total fair value of shares vested during 2014, 2013, and 2012, was $2,965,000, $2,868,000, and $2,644,000, respectively.

During the years ended December 31, 2014, 2013, and 2012, the Company recognized $4,134,000, $3,560,000, and $2,044,000, respectively, in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for Incentive Stock Options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2014, was $12,827,000 and is expected to be recognized over the remaining weighted average vesting term of 1.9 years.

(11)    Air Medical Services Contract Revenue

The Company has operating agreements with various hospitals and other institutions to provide services and aircraft for initial terms ranging from one to five years. The agreements typically provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2014, provide for the following revenue for years ending December 31 (amounts in thousands):

2015	$99,027
2016	55,029
2017	35,399
2018	21,452
2019	10,445
Thereafter	2,962
$224,314

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)    Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2014	2013	2012
Current income tax expense:
Federal	$(14,432)	(9,915)	(37,323)
State	(3,977)	(2,902)	(7,211)
Foreign	--	--	--
	(18,409)	(12,817)	(44,534)

Deferred income tax expense:
Federal	(38,735)	(23,126)	(12,956)
State	(6,316)	(3,809)	(2,302)
Foreign	--	--	--
	(45,051)	(26,935)	(15,258)
Total income tax expense	$(63,460)	(39,752)	(59,792)

The Company’s effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which it operates and by changing tax laws and regulations in those jurisdictions.

Reconciliation of income taxes on income from continuing operations before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2014	2013	2012
Tax at the federal statutory rate	$(56,993)	(35,823)	(53,530)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(5,777)	(3,716)	(5,812)
Nontaxable (nondeductible) items	(601)	(937)	2
Adjustment to filed returns	(195)	(18)	(45)
Foreign income tax at different rate than U.S.	(94)	(32)	--
Change in valuation allowance	(125)	(42)	--
Non-taxable earnings of non-controlling interests	209	95	--
Tax credits	234	254	174
Changes in estimated state tax rates	--	660	(667)
Other	(118)	(193)	86
Net income tax expense	$(63,460)	(39,752)	(59,792)

For state income tax purposes, at December 31, 2014, the Company has net operating loss carryforwards of approximately $21.6 million, expiring at various dates through 2033. In addition, as of December 31, 2014, the Company has approximately $57.3 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods of certain subsidiaries. Utilization of all of subsidiaries’ pre-acquisition net operating loss carryforwards, which expire at various dates through 2028 for state income tax purposes, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)    Income Taxes, continued

For the years ended December 31, 2014, 2013, and 2012, the Company recognized excess tax benefits related to stock option plans in the amount of $1,951,000, $3,015,000, and $3,447,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$3,435	6,517
Accruals and other, principally due to differences in employee compensation and benefits	10,858	9,429
Other liabilities, principally due to differences in revenue recognition	10,130	10,193
Total deferred tax assets, gross	24,423	26,139
Valuation allowances	(167)	(42)
Total deferred tax assets, net	24,256	26,097

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(107,975)	(79,974)
Intangible assets, principally due to differences in bases and amortization methods	(27,519)	(22,939)
Allowance for uncollectible accounts	(27,582)	(18,429)
Goodwill	(4,622)	(3,577)
Other	(700)	(1,057)
Total deferred tax liabilities	(168,398)	(125,976)
Net deferred tax liability	$(144,142)	(99,879)

The Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered.  Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more likely than not that a future benefit will not be realized. At December 31, 2014 and 2013, the deferred tax valuation allowance was $167,000 and $42,000, respectively, and related to tax losses in foreign jurisdictions.

At December 31, 2014, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

In 2012 the Company recorded a liability of $1.6 million for uncertain tax positions, including estimated penalties and interest, related to acquisitions. Since the Company has been fully indemnified against the tax liability, including penalties and interest, a corresponding asset of $1.6 million was also recorded in 2012. There were no changes to the liability or the asset in 2014 or 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2011. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)    Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum ($17,500 for 2014). Employees age 50 or older may make additional contributions up to the IRS maximum ($23,000 for 2014). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross eligible earnings. Company contributions totaled approximately $9,418,000, $10,786,000, and $9,372,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

(14)    Commitments, Contingencies, and Concentrations

Commitments

As of December 31, 2014, the Company had open purchase commitments totaling $171.6 million for 48 aircraft scheduled to be delivered from 2015 through 2017. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $13.8 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2014, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2015. The Company intends to use the new aircraft for expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

As of December 31, 2014, the Company had four letters of credit totaling $4,125,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

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

Concentrations

As of December 31, 2014, Airbus Helicopters (Airbus) aircraft comprise 80% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 16%. The Company obtains a substantial portion of its helicopter spare parts and components from Airbus and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

The Company’s air medical services pilots, comprising 26% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement (CBA) between the Company and the pilots’ union is effective through December 2016.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)    Commitments, Contingencies, and Concentrations, continued

Payer mix related to the Company’s patient transport revenue, based on number of transports, was as follows for the years ended December 31:

	2014	2013
Private insurance carriers	28%	28%
Government-sponsored insurance plans	4%	5%
Medicare	33%	33%
Medicaid	23%	21%
Self-pay patients	12%	13%

(15)    Business Segment Information

The Company identifies operating segments based on management responsibility and the type of services or products offered. Effective September 1, 2012, the Company combined two of its operating segments, Community-Based Services (CBS) and Hospital-Based Services (HBS), into a single operating segment reporting to the President of Air Medical Services. The decision to combine CBS and HBS delivery models for air medical transportation services was made in order to improve efficiency and communication between regional management. In addition, with increasing conversion of HBS contracts into CBS operations and the development of alternative delivery models in partnering with hospitals to provide air medical transportation services, the lines between the two delivery models have become less distinct. CBS and HBS segment results for prior periods have been combined in the following table to reflect the new segment definition. In the fourth quarter of 2014, the Company discontinued its long-range fixed wing operations, which were included in its Air Medical Services segment. See Note 3 for further discussion. Operating segments and their principal services or products are as follows:

●
Air Medical Services (AMS) – provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.

●	Tourism – provides helicopter tours and charter flights. Segment originated with the acquisition of Sundance on December 31, 2012, as described more fully in Note 2.
●	United Rotorcraft (UR) Division – designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

The accounting policies of the operating segments are as described in Note 1. The Company evaluates the performance of its segments based on pretax income. Intersegment sales are reflected at market prices.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Business Segment Information, continued

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. As required by ASC 350, the Company has allocated goodwill among its segments as follows: $116,025,000 to the Air Medical Services Division, $495,000 to the United Rotorcraft Division, and $10,749,000 to the Tourism Division. The Company does not allocate total assets between operating segments for internal reporting and performance evaluation purposes.

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$863,867	116,036	24,784	86	--	1,004,773
Intersegment revenue	--	--	11,409	--	(11,409)	--
Total revenue	863,867	116,036	36,193	86	(11,409)	1,004,773

Operating expenses	(579,196)	(96,131)	(35,312)	(40,029)	9,940	(740,728)
Depreciation & amortization	(69,432)	(6,740)	(2,333)	(2,062)	--	(80,567)
Interest expense	(16,186)	(2,812)	--	(2,753)	1	(21,750)
Other, net	1,646	5	--	(540)	(1)	1,110
Income tax expense	--	--	--	(63,460)	--	(63,460)
Income (loss) from continuing operations	200,699	10,358	(1,452)	(108,758)	(1,469)	99,378
Loss on discontinued operations, net of tax	(3,908)	--	--	--	--	(3,908)
Net income (loss)	196,791	10,358	(1,452)	(108,758)	(1,469)	95,470
Less net income (loss) attributable to non-controlling interests	(168)	767	--	--	--	599
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$196,959	9,591	(1,452)	(108,758)	(1,469)	94,871

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Business Segment Information, continued

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2013
External revenue	$798,271	56,599	24,195	96	--	879,161
Intersegment revenue	--	--	9,588	--	(9,588)	--
Total revenue	798,271	56,599	33,783	96	(9,588)	879,161

Operating expenses	(573,617)	(46,226)	(32,654)	(34,262)	8,652	(678,107)
Depreciation & amortization	(73,039)	(2,960)	(1,803)	(1,712)	--	(79,514)
Interest expense	(16,670)	(1,044)	--	(2,609)	--	(20,323)
Other, net	1,209	--	(2)	(71)	--	1,136
Income tax expense	--	--	--	(39,752)	--	(39,752)
Income (loss) from continuing operations	136,154	6,369	(676)	(78,310)	(936)	62,601
Loss on discontinued operations, net of tax	(532)	--	--	--	--	(532)
Net income (loss)	135,622	6,369	(676)	(78,310)	(936)	62,069
Less net income (loss) attributable to non-controlling interests	(318)	48	--	--	--	(270)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$135,940	6,321	(676)	(78,310)	(936)	62,339

2012
External revenue	$822,023	--	28,365	424	--	850,812
Intersegment revenue	--	--	20,971	--	(20,971)	--
Total revenue	822,023	--	49,336	424	(20,971)	850,812

Operating expenses	(543,410)	--	(38,272)	(32,462)	16,188	(597,956)
Depreciation & amortization	(79,683)	--	(1,385)	(1,456)	--	(82,524)
Interest expense	(20,138)	--	(1)	(512)	--	(20,651)
Other, net	3,122	--	--	141	--	3,263
Income tax expense	--	--	--	(59,792)	--	(59,792)
Net income (loss)	$181,914	--	9,678	(93,657)	(4,783)	93,152

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2014 and 2013 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2014
Revenue	$221,069	257,637	276,917	249,150
Operating income	24,776	54,211	61,282	43,209
Income from continuing operations before income taxes	19,222	48,934	56,262	38,420
Income from continuing operations	11,577	29,802	34,371	23,628
Net income	11,052	28,924	33,840	21,654
Net income attributable to Air Methods Corporation and subsidiaries	10,889	28,790	33,717	21,475
Basic income (loss) per common share:
Continuing operations	.29	.75	.92	.60
Discontinued operations	(.01)	(.02)	(.01)	(.05)
Diluted income (loss) per common share:
Continuing operations	.29	.75	.91	.59
Discontinued operations	(.01)	(.02)	(.01)	(.05)

2013
Revenue	$179,229	226,205	251,353	222,374
Operating income (loss)	(4,858)	36,432	62,746	27,220
Income (loss) from continuing operations before income taxes	(9,373)	31,583	57,905	22,238
Income (loss) from continuing operations	(5,689)	19,149	35,749	13,392
Net income (loss)	(5,689)	19,149	35,605	13,004
Net income (loss) attributable to Air Methods Corporation and subsidiaries	(5,689)	19,149	35,605	13,274
Basic income (loss) per common share:
Continuing operations	(.15)	.49	.91	.30
Discontinued operations	--	--	--	(.01)
Diluted income (loss) per common share:
Continuing operations	(.15)	.49	.91	.29
Discontinued operations	--	--	--	(.01)

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts (Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2014	$183,106	1,221,662	(1,210,814)	193,954
Year ended December 31, 2013	134,257	887,735	(838,886)	183,106
Year ended December 31, 2012	101,016	744,212	(710,971)	134,257

Allowance for uncompensated care
Year ended December 31, 2014	$118,612	464,145	(428,213)	154,544
Year ended December 31, 2013	121,623	383,636	(386,647)	118,612
Year ended December 31, 2012	92,995	320,221	(291,593)	121,623

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.

