Form 10-Q
period 2015-03-31
AIR METHODS CORP
filed 2015-05-08
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of May 1, 2015, was 39,266,618.

TABLE OF CONTENTS

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$24,779	13,165
Receivables:
Trade, net (note 4)	297,958	293,985
Refundable income taxes	7,121	8,865
Other	2,950	4,802
	308,029	307,652

Inventories	45,687	46,095
Work-in-process on medical interiors and products contracts	2,925	4,610
Assets held for sale	7,033	8,608
Costs and estimated earnings in excess of billings on uncompleted contracts	397	564
Refundable deposits	11,281	8,381
Prepaid expenses and other (note 6)	11,764	10,766

Total current assets	411,895	399,841

Property and equipment:
Land	251	251
Flight and ground support equipment	713,195	697,444
Aircraft under capital leases	193,969	196,302
Aircraft rotable spare parts	39,159	38,050
Buildings and other equipment	59,851	57,983
	1,006,425	990,030
Less accumulated depreciation and amortization	(285,522)	(268,049)

Net property and equipment	720,903	721,981

Goodwill	127,269	127,269
Intangible assets, net of accumulated amortization of $21,078 and $19,282 at March 31, 2015 and December 31, 2014, respectively	86,796	83,654
Other assets	27,602	28,560

Total assets	$1,374,465	1,361,305

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2015	2014
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$5,710	11,442
Current installments of long-term debt	46,098	45,827
Current installments of obligations under capital leases	23,887	23,954
Accounts payable	18,688	17,393
Deferred revenue	5,920	4,409
Billings in excess of costs and estimated earnings on uncompleted contracts	632	1,313
Accrued wages and compensated absences	21,940	31,539
Due to third party payers	8,592	7,426
Deferred income taxes	23,118	21,427
Other accrued liabilities	18,643	15,537

Total current liabilities	173,228	180,267

Long-term debt, less current installments	475,627	466,839
Obligations under capital leases, less current installments	90,871	96,534
Deferred income taxes	127,065	122,715
Other liabilities	14,225	16,060

Total liabilities	881,016	882,415

Redeemable non-controlling interests	7,287	6,981

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,490,312 and 39,452,753 shares at March 31, 2015 and December 31, 2014, respectively; outstanding 39,263,952 and 39,228,948 shares at March 31, 2015 and December 31, 2014, respectively	2,351	2,349
Additional paid-in capital	122,456	120,391
Retained earnings	362,366	349,805
Accumulated other comprehensive loss	(1,011)	(636)

Total stockholders’ equity	486,162	471,909

Total liabilities and stockholders’ equity	$1,374,465	1,361,305

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$291,036	248,529
Provision for uncompensated care (note 4)	(129,220)	(106,667)
Patient transport revenue, net	161,816	141,862
Air medical services contract revenue	40,639	44,761
Tourism and charter revenue	28,221	24,338
Medical interiors and products revenue	4,137	7,820
Dispatch and billing service revenue	3,486	2,288
	238,299	221,069

Operating expenses:
Flight centers	93,792	87,455
Aircraft operations (note 6)	37,340	31,526
Tourism operating expenses	19,851	16,000
Cost of medical interiors and products sold	3,201	6,679
Cost of dispatch and billing services	2,821	2,529
Depreciation and amortization	20,044	20,372
Loss (gain) on disposition of assets, net	(262)	407
General and administrative	35,725	31,325
	212,512	196,293

Operating income	25,787	24,776

Other income (expense):
Interest expense	(4,985)	(5,528)
Other, net	364	(26)

Income from continuing operations before income taxes	21,166	19,222
Income tax expense	(8,290)	(7,645)

Income from continuing operations	12,876	11,577
Loss on discontinued operations, net of income taxes (note 2)	(9)	(525)

Net income	12,867	11,052
Less net income attributable to redeemable non-controlling interests	239	163

Net income attributable to Air Methods Corporation and subsidiaries	$12,628	10,889

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(375)	(65)

Comprehensive income	$12,253	10,824

(Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued
(Amounts in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Income per common share (note 5):
Basic:
Continuing operations	$.32	.29
Discontinued operations	--	(.01)
Net income	$.32	.28

Diluted:
Continuing operations	$.32	.29
Discontinued operations	--	(.01)
Net income	$.32	.28

Weighted average number of common shares outstanding – basic	39,262,063	39,119,397
Weighted average number of common shares outstanding – diluted	39,390,415	39,318,180

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$12,867	11,052
Loss from discontinued operations, net of income taxes	9	525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,044	20,372
Deferred income tax expense	6,039	5,971
Stock-based compensation	1,848	774
Tax benefit from exercise of stock options	(12)	(975)
Loss (gain) on disposition of assets, net	(262)	407
Loss on derivative instrument	149	53
Loss from equity method investee	224	441
Changes in assets and liabilities, net of effects of acquisitions:
Increase in prepaid expenses and other current assets	(4,047)	(374)
Increase in receivables	(475)	(19,397)
Decrease (increase) in inventories	2,093	(49)
Decrease in costs in excess of billings	167	242
Decrease in accounts payable, other accrued liabilities, and other liabilities	(4,982)	(4,107)
Increase in deferred revenue and billings in excess of costs	830	1,003

Net cash provided by continuing operating activities	34,492	15,938
Net cash used by discontinued operating activities	(96)	(841)
Net cash provided by operating activities	34,396	15,097

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(23,493)	(35,388)
Buy-out of previously leased aircraft	--	(5,554)
Proceeds from disposition and sale of equipment and assets held for sale	1,997	5,567
Decrease (increase) in other assets, net	(4,577)	535
Net cash used by continuing investing activities	(26,073)	(34,840)
Net cash provided (used) by discontinued investing activities	25	(48)
Net cash used by investing activities	(26,048)	(34,888)

 (Continued)

Air Methods Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(Amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$207	479
Borrowings under line of credit	--	15,000
Payments under line of credit	--	(2,000)
Payments for financing costs	(4)	(69)
Proceeds from long-term debt	21,137	19,965
Payments of long-term debt and notes payable	(12,078)	(7,755)
Payments of capital lease obligations	(6,008)	(8,661)
Tax benefit from exercise of stock options	12	975
Proceeds from non-controlling interests	--	98
Net cash provided by continuing financing activities	3,266	18,032
Net cash provided (used) by discontinued financing activities	--	--
Net cash provided by financing activities	3,266	18,032

Increase (decrease) in cash and cash equivalents	11,614	(1,759)

Cash and cash equivalents at beginning of period	13,165	9,862

Cash and cash equivalents at end of period	$24,779	8,103

Interest paid in cash during the period	$4,832	5,355
Income taxes paid in cash during the period	$488	51

Non-cash investing and financing activities:

In the quarter ended March 31, 2015, the Company entered into non-interest-bearing notes payable of $5,710 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of March 31, 2015, and into capital leases of $278 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $11,442 in exchange for the aircraft securing the debt.

In the quarter ended March 31, 2014, the Company entered into non-interest-bearing notes payable of $5,696 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of March 31, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $2,616 in exchange for the aircraft securing the debt.

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

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

(2)           Discontinued Operations

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provided long-range fixed wing medical transportation services based out of Florida. Because of operating losses generated in both 2014 and 2013, the Company made the decision during the fourth quarter of 2014 to discontinue all operations conducted by AJI, and all operations ceased in December 2014. Aircraft totaling $1.8 million used in AJI’s operations are included in assets held for sale in the consolidated balance sheet as of March 31, 2015. Goodwill of $1.5 million associated with AJI was written off during the fourth quarter of 2014. All other assets and liabilities associated with AJI are immaterial and will be retained by the Company.

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the consolidated statements of comprehensive income were as follows (amounts in thousands):

	For quarters ended March 31,
	2015	2014
Patient transport revenue, net	$--	2,067
Operating expenses:
Depreciation and amortization	--	144
Gain on disposition of assets	(15)	--
Other operating expenses	29	2,783
Loss from discontinued operations before income taxes	(14)	(860)
Income tax benefit	5	335
Loss from discontinued operations	$(9)	(525)

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(3)           Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2015, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2015	39,228,948	$471,909

Issuance of common shares for options exercised	22,500	207
Stock-based compensation	12,504	1,848
Tax benefit from exercise of stock options	--	12
Adjustments to redeemable non-controlling interests	--	(67)
Other comprehensive loss	--	(375)
Net income	--	12,628

Balances at March 31, 2015	39,263,952	$486,162

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2015 or 2014. The allowance for uncompensated care was 38.5% of receivables from all payers, excluding Medicare and Medicaid, as of March 31, 2015, compared to 38.9% at December 31, 2014, and 37.7% at March 31, 2014.

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

	2015	2014

Third-party payers	$223,546	176,866
Self-pay	67,490	71,663
Total	$291,036	248,529

(5)           Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income for the quarters ended March 31, 2015 and 2014, was decreased by $67,000 and increased by $50,000, respectively, for adjustments to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2015	2014
Weighted average number of common shares outstanding – basic	39,262,063	39,119,397
Dilutive effect of:
Common stock options	40,760	125,950
Unvested restricted stock	87,592	72,833
Weighted average number of common shares outstanding – diluted	39,390,415	39,318,180

Common stock options totaling 577,532 and 47,500 were not included in the diluted shares outstanding for the quarters ended March 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $146,000 at March 31, 2015 and $0 at December 31, 2014. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statement of income. Aircraft operations expense included non-cash mark to market derivative losses of $149,000 and $53,000 for the first quarters of 2015 and 2014, respectively. There were no cash settlements under the terms of the agreements in the first quarter of 2015 or 2014.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2015, is estimated to be $522,035,000, compared to carrying value of $521,725,000. The fair value of long-term debt as of December 31, 2014, was estimated to be $510,353,000, compared to a carrying value of $512,666,000.

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

●	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
●	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended March 31:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$205,941	28,221	4,134	3	--	238,299
Intersegment revenue	--	--	8,367	--	(8,367)	--
Total revenue	205,941	28,221	12,501	3	(8,367)	238,299
Operating expenses, excluding depreciation & amortization	(154,024)	(24,515)	(10,716)	(10,814)	7,601	(192,468)
Depreciation & amortization	(16,932)	(1,827)	(749)	(536)	--	(20,044)
Interest expense	(3,672)	(782)	--	(533)	2	(4,985)
Other income, net	561	1	--	(196)	(2)	364
Income tax expense	--	--	--	(8,290)	--	(8,290)
Income (loss) from continuing operations	31,874	1,098	1,036	(20,366)	(766)	12,876
Loss on discontinued operations, net of tax	(9)	--	--	--	--	(9)
Segment net income (loss)	31,865	1,098	1,036	(20,366)	(766)	12,867
Less net income (loss) attributable to non-controlling interests	(38)	277	--	--	--	239
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$31,903	821	1,036	(20,366)	(766)	12,628

Air Methods Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements, continued
(unaudited)

(7)	Business Segment Information, continued

For quarter ended March 31:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$188,911	24,338	7,820	--	--	221,069
Intersegment revenue	--	--	3,067	--	(3,067)	--
Total revenue	188,911	24,338	10,887	--	(3,067)	221,069
Operating expenses, excluding depreciation & amortization	(139,465)	(20,011)	(9,510)	(9,511)	2,576	(175,921)
Depreciation & amortization	(17,768)	(1,564)	(538)	(502)	--	(20,372)
Interest expense	(4,195)	(622)	--	(711)	--	(5,528)
Other income, net	387	--	--	(413)	--	(26)
Income tax expense	--	--	--	(7,645)	--	(7,645)
Income (loss) from continuing operations	27,870	2,141	839	(18,782)	(491)	11,577
Loss on discontinued operations, net of tax	(525)	--	--	--	--	(525)
Segment net income (loss)	27,345	2,141	839	(18,782)	(491)	11,052
Less net income (loss) attributable to non-controlling interests	(48)	211	--	--	--	163
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$27,393	1,930	839	(18,782)	(491)	10,889

(8)	New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. The ASU is effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for the Company for periods beginning after December 15, 2016, and early adoption is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date for public entities to annual periods beginning after December, 15, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates and days’ sales outstanding for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; statements concerning our intent to exercise early lease buy-out options on certain aircraft and the means of financing such buy-outs; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
●
Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first quarters of 2015 and 2014, the AMS Division generated 86% of our total revenue.

●
Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the first quarter of 2015, the Tourism Division generated 12% of our total revenue, compared to 11% in the first quarter of 2014.

●
United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2015, the UR Division generated 2% of our total revenue, compared to 3% in the first quarter of 2014.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

13

●
Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 83% of AMS operating costs incurred during the quarter ended March 31, 2015, was mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced patient transport volume. Total patient transports for community-based locations were 13,852 for the first quarter of 2015 compared to 12,941 for the first quarter of 2014. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 12,643 in the first quarter of 2015, compared to 12,706 in the first quarter of 2014. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,005 higher in the first quarter of 2015, compared to the first quarter of 2014. Requests for community-based services increased 6.8% for bases open greater than one year.

●
Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The pace of collections is also impacted by additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. One of the primary goals of PPACA is to decrease the number of uninsured Americans. We believe that the movement from self-pay patients to Medicaid in our payer mix shown below is attributable to the expansion of Medicaid eligibility under PPACA. To date, PPACA has not resulted in an increase in the percentage of transports covered by private insurance.

Net reimbursement per transport increased 6.6% in the quarter ended March 31, 2015, compared to 2014, attributed to recent price increases net of a deterioration in payer mix, based on number of transports, as shown below:

	2015	2014
Private insurance carriers	27.0%	27.7%
Government-sponsored insurance plans	3.6%	4.4%
Medicare	34.8%	33.7%
Medicaid	23.9%	20.1%
Self-pay patients	10.7%	14.2%

Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue were as follows:

	For quarters ended March 31,
	2015	2014
Gross billings	100%	100%
Provision for contractual discounts	55%	52%
Provision for uncompensated care	20%	21%

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

●
Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 74% of tourism operating costs incurred during the first quarter of 2015 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total Tourism passenger count increased to 100,196 in the first quarter of 2015 from 87,266 in the first quarter of 2014.

●
Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 9% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2014, we have taken delivery of 22 new aircraft. During the first quarter of 2015, we entered into an agreement to take delivery of 200 Bell 407GXP helicopters beginning in 2016 over a ten-year term, subject to an early termination right exercisable by us. We also have commitments to take delivery of 45 other aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 33.9% from the first quarter of 2014 to the first quarter of 2015, while total flight hours for AMS operations increased 0.9% over the same period. Aircraft maintenance expense for the Tourism division increased 23.3% in the first quarter of 2015 compared to the first quarter of 2014, corresponding to a 10.8% increase in total flight hours. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. Based on flight hour projections, we expect overhaul and replacement events to decrease in the final three quarters of 2015 compared to the first quarter. During the first quarter of 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

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

Results of Operations

We reported net income of $12,628,000 for the quarter ended March 31, 2015, compared to $10,889,000 for the quarter ended March 31, 2014. Same-Base Transports were 0.5% lower in the first quarter of 2015 compared to the first quarter of 2014, while net reimbursement per patient transport increased 6.6%, primarily as a result of recent price increases net of a deterioration in payer mix.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $19,954,000, or 14.1%, for the quarter ended March 31, 2015, compared to 2014, for the following reasons:
●	Increase of 6.6% in net reimbursement per transport for the first quarter of 2015, compared to 2014, due primarily to recent price increases.
●
Decrease in Same-Base Transports of 63, or 0.5%, in the first quarter of 2015 compared to 2014. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,005 higher in the first quarter of 2015, compared to the first quarter of 2014. Requests for community-based services increased by 6.8% for bases open greater than one year.

●
Incremental net revenue of $16,486,000 generated from the addition of nineteen new bases, including nine bases resulting from the conversion of hospital contracts, during or subsequent to the first quarter of 2014.

●	Closure of nine bases due to insufficient flight volume during or subsequent to the first quarter of 2014, resulting in a decrease in net revenue of approximately $1,516,000.

Air medical services contract revenue decreased $4,122,000, or 9.2%, for the quarter ended March 31, 2015, compared to 2014, for the following reasons:
●
Cessation of service under four contracts and the conversion of five contracts to community-based operations during or subsequent to the first quarter of 2014, resulting in a decrease in revenue of approximately $5,315,000.

●
Incremental revenue of $776,000 generated from the addition of one new air medical services contract in the second quarter of 2014 and the expansion of one contract to an additional base of operation during the first quarter of 2014.

●	Decrease of 1.3% in flight volume for all contracts, excluding the new contract, contract expansion, and closed contracts described above.
●	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $6,337,000, or 7.2%, for the quarter ended March 31, 2015, compared to 2014, for the following reasons:
●	Increase of approximately $7,720,000 for the addition of personnel to staff new base locations described above.
●	Decrease of $4,360,000 due to the closure of base locations described above.
●	Increases in salaries for merit pay raises.

Aircraft operating expenses increased $5,814,000, or 18.4%, for the quarter ended March 31, 2015, in comparison to the quarter ended March 31, 2014. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs for AMS operations and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The increase in costs is due to the following:
●
Increase of $7,508,000, or 33.9%, in AMS aircraft maintenance expense to $29,625,000. Total flight volume for AMS operations increased 0.9% for the first quarter of 2015 compared to 2014. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the first quarter of 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

●	Decrease of approximately 26.4% in the cost of aircraft fuel per hour flown for AMS operations. Total fuel cost decreased by $1,189,000 to a total expense of $4,652,000 for 2015.
●	Decrease in hull insurance rates effective July 2014.

Tourism

Tourism and charter revenue increased $3,883,000, or 16.0%, for the first quarter of 2015 compared to the first quarter of 2014, reflecting an increase in tourism passengers from 87,266 to 100,196.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $3,851,000, or 24.1%, in the first quarter of 2015 compared to the first quarter of 2014, in part due to the increase in the number of passengers. Cost of tour amenities for our Grand Canyon operations increased $1,271,000, or 89.3%, primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon effective May 2014. In addition, tourism aircraft maintenance expense increased $1,112,000, or 23.3%, to $5,881,000 in the first quarter of 2015 compared to 2014, reflecting an increase of 10.8% in total flight hours and an expansion of the fleet from 58 helicopters at March 31, 2014, to 62 helicopters at March 31, 2015, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.

Medical Interiors and Products

Medical interiors and products revenue decreased $3,683,000, or 47.1%, for the first quarter of 2015 compared to the first quarter of 2014. Significant projects during the first quarter of 2015 included the completion of six multi-mission interiors for the U.S. Army’s HH-60M helicopter and work on two aircraft interiors for commercial customers. Revenue by product line was as follows:
●	$3,157,000 – governmental entities
●	$980,000 – commercial customers

Significant projects in process during the first quarter of 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and seven aircraft interiors for commercial customers. Revenue by product line was as follows:
●	$5,236,000 – governmental entities
●	$2,584,000 – commercial customers

Cost of medical interiors and products decreased $3,478,000, or 52.1%, for the first quarter of 2015, as compared to the previous year, due primarily to the decrease in related revenue. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

General and administrative (G&A) expenses increased $4,400,000, or 14.0%, for the first quarter of 2015, compared to the first quarter of 2014. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Since March 31, 2014, we have converted five AMS contracts to community-based operations, resulting in nine additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. In addition, equity compensation and incentive compensation accruals related to our financial performance increased $2,083,000 in the first quarter of 2015 compared to 2014.

Interest expense decreased $543,000, or 9.8%, for the first quarter of 2015, compared to the first quarter of 2014, due to decreased borrowings against our line of credit, retirement of $12.6 million in capital lease obligations with a weighted average effective interest rate of 5.3% since March 31, 2014, and regularly scheduled payments of long-term debt and capital lease obligations. The resulting decrease in interest expense was offset in part by new term loans totaling $91.1 million with a weighted average interest rate of 3.9% originated subsequent to March 31, 2014, to fund the retirement of capital leases and the purchase of aircraft.

Income tax expense was $8,290,000 in the first quarter of 2015, compared to $7,645,000 in the first quarter of 2014, at effective tax rates of approximately 39.2% and 39.8%, respectively. The effective rate for 2015 decreased primarily because of a decrease in certain permanent book-tax differences. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2015, was $238,667,000, compared to $219,574,000 at December 31, 2014. Cash generated by continuing operations was $34,492,000 in the first quarter of 2015, compared to $15,938,000 in the first quarter of 2014, reflecting the results of operations described above. Receivables increased by $475,000 during the first quarter of 2015, compared to $19.4 million during the first quarter of 2014. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 129 at March 31, 2015, compared to 116 at March 31, 2014. The increase in DSO’s is primarily attributed to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. To date, the increase in processing times for private insurers has not significantly negatively impacted the overall collection rate for privately insured accounts. We do not expect the claims processing times for private insurers to improve in the near-term. The increase in patient transport receivables caused by increasing DSO’s was offset in part by decreases in receivables for AMS and UR contracts, consistent with decreases in related revenue.

Cash used by continuing investing activities totaled $26,073,000 in 2015 compared to $34,840,000 in 2014. Equipment acquisitions in the first quarter of 2015 included the purchase of six aircraft for approximately $19.1 million. Equipment acquisitions in the first quarter of 2014 included the buy-out of four previously leased aircraft for approximately $5.6 million and the purchase of nine aircraft for approximately $26.0 million. In the first quarter of 2014, we also sold seven aircraft for $5.4 million.

Continuing financing activities provided $3,266,000 in 2015 compared to $18,032,000 in 2014. The primary uses of cash in both 2015 and 2014 were regularly scheduled payments of long-term debt and capital lease obligations. During the first quarters of both 2015 and 2014, we originated seven notes primarily to finance the acquisition of aircraft.

We currently intend to exercise early lease buy-out options on up to fourteen aircraft totaling approximately $23.2 million prior to the end of 2015. We expect to finance the buy-outs under long-term notes and with internally generated cash flow or availability under the line of credit.

In the first quarter of 2015, we entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. In the event we exercise our right to termination for convenience or are prevented from taking or decline to take delivery of the aircraft for any other reason, we may forfeit nonrefundable deposits up to $6.3 million. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the quarter ended March 31, 2015, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $6,441,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for us for periods beginning after December 15, 2016, and early adoption is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date for public entities to annual periods beginning after December, 15, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Goodwill Valuation

We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2014, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In the fourth quarter of 2014, we wrote off $1.5 million in goodwill related to discontinued operations of American Jets, Inc., as discussed more fully in Note 2 to the consolidated financial statements included in Item 1 of this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at March 31, 2015, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material changes in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

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

AIR METHODS CORPORATION

Date: May 8, 2015	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2015	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)

