Form 10-Q
period 2015-06-30
AIR METHODS CORP
filed 2015-08-07
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No  ☒

The number of shares of Common Stock outstanding as of July 31, 2015, was 39,293,457.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$28,861	13,165
Receivables:
Trade, net (note 4)	306,114	293,985
Refundable income taxes	--	8,865
Other	2,976	4,802
Total receivables	309,090	307,652

Inventories	46,186	46,095
Work-in-process on medical interiors and products contracts	3,327	4,610
Assets held for sale	11,265	8,608
Costs and estimated earnings in excess of billings on uncompleted contracts	1,510	564
Refundable deposits	10,016	8,381
Prepaid expenses and other (note 6)	8,373	10,766

Total current assets	418,628	399,841

Property and equipment:
Land	251	251
Flight and ground support equipment	757,270	697,444
Aircraft under capital leases	182,188	196,302
Aircraft rotable spare parts	36,796	38,050
Buildings and office equipment	61,565	57,983
	1,038,070	990,030
Less accumulated depreciation and amortization	(286,536)	(268,049)

Net property and equipment	751,534	721,981

Goodwill (note 2)	127,269	127,269
Intangible assets, net of accumulated amortization of $21,811 and $19,282 at June 30, 2015 and December 31, 2014, respectively	114,639	83,654
Other assets	31,640	28,560

Total assets	$1,443,710	1,361,305

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2015	2014
Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable	$16,314	11,442
Current installments of long-term debt	47,526	45,827
Current installments of obligations under capital leases	22,365	23,954
Accounts payable	21,985	17,393
Deferred revenue	4,710	4,409
Billings in excess of costs and estimated earnings on uncompleted contracts	2,310	1,313
Accrued wages and compensated absences	27,270	31,539
Due to third party payers	9,699	7,426
Deferred income taxes	16,536	21,427
Other accrued liabilities	33,041	15,537

Total current liabilities	201,756	180,267

Long-term debt, less current installments	496,440	466,839
Obligations under capital leases, less current installments	81,561	96,534
Deferred income taxes	129,889	122,715
Other liabilities	11,521	16,060

Total liabilities	921,167	882,415

Redeemable non-controlling interests	7,582	6,981

Stockholders’ equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,500,652 and 39,452,753 shares at June 30, 2015 and December 31, 2014, respectively; outstanding 39,278,291 and 39,228,948 shares at June 30, 2015 and December 31, 2014, respectively	2,352	2,349
Additional paid-in capital	124,560	120,391
Retained earnings	389,145	349,805
Accumulated other comprehensive loss	(1,096)	(636)

Total stockholders’ equity	514,961	471,909

Total liabilities and stockholders’ equity	$1,443,710	1,361,305

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$355,607	$297,212	646,643	545,741
Provision for uncompensated care (note 4)	(173,347)	(126,673)	(302,567)	(233,340)
Patient transport revenue, net	182,260	170,539	344,076	312,401
Air medical services contract revenue	38,775	45,790	79,414	90,551
Tourism and charter revenue	34,444	31,430	62,665	55,768
Medical interiors and products revenue	4,450	7,404	8,587	15,224
Dispatch and billing service revenue	3,673	2,474	7,159	4,762
	263,602	257,637	501,901	478,706
Operating expenses:
Flight centers	98,619	86,561	192,411	174,016
Aircraft operations (note 6)	31,229	31,720	68,569	63,246
Tourism operating expenses	23,092	19,476	42,943	35,476
Cost of medical interiors and products sold	3,529	6,538	6,730	13,217
Cost of dispatch and billing services	3,090	2,395	5,911	4,924
Depreciation and amortization	21,154	20,123	41,198	40,495
Loss on disposition of assets, net	531	806	269	1,213
General and administrative	33,622	35,807	69,347	67,132
	214,866	203,426	427,378	399,719

Operating income	48,736	54,211	74,523	78,987

Other income (expense):
Interest expense	(5,163)	(5,569)	(10,148)	(11,097)
Other, net	1,172	292	1,536	266

Income from continuing operations before income taxes	44,745	48,934	65,911	68,156
Income tax expense	(17,339)	(19,132)	(25,629)	(26,777)

Income from continuing operations	27,406	29,802	40,282	41,379
Loss on discontinued operations, net of income taxes (note 2)	(340)	(878)	(349)	(1,403)

Net income	27,066	28,924	39,933	39,976
Less net income attributable to redeemable non-controlling interests	243	134	482	297

Net income attributable to Air Methods Corporation and subsidiaries	$26,823	$28,790	39,451	39,679

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(85)	111	(460)	46

Comprehensive income	$26,738	$28,901	38,991	39,725

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Income per common share (note 5):
Basic:
Continuing operations	$.69	.75	1.01	1.05
Discontinued operations	(.01)	(.02)	(.01)	(.04)
Net income	$.68	.73	1.00	1.01

Diluted:
Continuing operations	$.69	.75	1.01	1.05
Discontinued operations	(.01)	(.02)	(.01)	(.04)
Net income	$.68	.73	1.00	1.01

Weighted average number of common shares outstanding – basic	39,272,325	39,151,012	39,267,222	39,135,292
Weighted average number of common shares outstanding – diluted	39,405,889	39,318,480	39,400,193	39,314,872

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$39,933	$39,976
Loss from discontinued operations, net of income taxes	349	1,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,198	40,495
Deferred income tax expense	2,491	9,207
Stock-based compensation	3,604	1,513
Tax benefit from exercise of stock options	(160)	(1,010)
Loss on disposition of assets, net	269	1,213
Unrealized loss on derivative instrument	256	64
Loss from equity method investee	353	603
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	502	(399)
Increase in receivables	(1,605)	(32,492)
Decrease in inventories	1,192	2,162
Decrease (increase) in costs in excess of billings	(946)	1,375
Increase in accounts payable, other accrued liabilities, and other liabilities	19,492	11,881
Increase (decrease) in deferred revenue and billings in excess of costs	1,298	(1,398)

Net cash provided by continuing operating activities	108,226	74,593
Net cash used by discontinued operating activities	(47)	(1,198)
Net cash provided by operating activities	108,179	73,395

Cash flows from investing activities:
Acquisition of subsidiaries	--	(3,182)
Acquisition of property and equipment	(48,355)	(65,752)
Acquisition of hospital program	(43,481)	--
Buy-out of previously leased aircraft	(7,569)	(17,296)
Proceeds from disposition and sale of equipment and assets held for sale	2,664	9,156
Decrease (increase) in other assets	(10,741)	447
Net cash used by continuing investing activities	(107,482)	(76,627)
Net cash provided (used) by discontinued investing activities	25	(157)
Net cash used in investing activities	(107,457)	(76,784)

 (Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$408	479
Tax benefit from exercise of stock options	160	1,010
Borrowings under line of credit	35,000	23,000
Payments under line of credit	(35,000)	(22,000)
Payments for financing costs	(54)	(75)
Proceeds from long-term debt	55,321	34,429
Payments of long-term debt	(24,021)	(18,803)
Payments of capital lease obligations	(16,840)	(21,694)
Proceeds from non-controlling interests	--	98

Net cash provided (used) by continuing financing activities	14,974	(3,556)
Net cash provided (used) by discontinued financing activities	--	--
Net cash provided (used) by financing activities	14,974	(3,556)

Increase (decrease) in cash and cash equivalents	15,696	(6,945)

Cash and cash equivalents at beginning of period	13,165	9,862

Cash and cash equivalents at end of period	$28,861	2,917

Interest paid in cash during the period	$9,799	10,695

Income taxes paid in cash during the period	$3,129	268

Non-cash investing and financing activities:

In the six months ended June 30, 2015, the Company entered into non-interest-bearing notes payable of $16,314 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of June 30, 2015, and into capital leases of $278 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $11,442 in exchange for the aircraft securing the debt.

In the six months ended June 30, 2014, the Company entered into non-interest-bearing notes payable of $5,738 to finance the purchase of aircraft which were held in property and equipment pending permanent lease financing as of June 30, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $2,616 in exchange for the aircraft securing the debt.

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

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provided long-range fixed wing medical transportation services based out of Florida. Because of operating losses generated in both 2014 and 2013, the Company made the decision during the fourth quarter of 2014 to discontinue all operations conducted by AJI, and all operations ceased in December 2014. Aircraft totaling $1.3 million used in AJI’s operations are included in assets held for sale in the consolidated balance sheet as of June 30, 2015. Goodwill of $1.5 million associated with AJI was written off during the fourth quarter of 2014. All other assets and liabilities associated with AJI are immaterial and will be retained by the Company.

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the consolidated statements of comprehensive income were as follows (amounts in thousands):

	For quarters ended June 30,		For six months ended June 30,
	2015	2014	2015	2014
Patient transport revenue, net	$--	834	--	2,901
Operating expenses:
Depreciation and amortization	--	150	--	294
Loss on disposition of assets	561	--	546	--
Other operating expenses	6	2,123	35	4,906
Loss from discontinued operations before income taxes	(567)	(1,439)	(581)	(2,299)
Income tax benefit	227	561	232	896
Loss from discontinued operations	$(340)	$(878)	$(349)	(1,403)

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2015, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2015	39,228,948	$471,909

Issuance of common shares for options exercised	33,840	408
Stock-based compensation	15,503	3,604
Tax benefit from exercise of stock options	--	160
Forfeiture of unvested restricted shares and related dividends	--	7
Adjustments to redeemable non-controlling interests	--	(118)
Other comprehensive loss	--	(460)
Net income	--	39,451

Balances at June 30, 2015	39,278,291	$514,961

(4)	Patient Transport Revenue Recognition

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

The Company has not changed its charitable care policies related to self-pay patients or deductible and copayment balances for insured patients during either 2015 or 2014. The allowance for uncompensated care was 45.4% of receivables from all payers, excluding Medicare and Medicaid, as of June 30, 2015, compared to 38.8% at December 31, 2014, and 39.5% at June 30, 2014. The increase in the allowance reflects a decrease in collections as a percentage of gross charges from third-party payers in 2015 compared to 2014.

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

	For quarter ended June 30,		For six months ended June 30,
	2015	2014	2015	2014

Third-party payers	$287,343	232,953	510,889	409,819
Self-pay	68,264	64,259	135,754	135,922
Total	$355,607	297,212	646,643	545,741

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $51,000 and $118,000 for the quarter and six months ended June 30, 2015, respectively, for an adjustment to the value of redeemable non-controlling interests. In the quarter and six months ended June 30, 2014, net income was decreased by $38,000 and increased by $12,000, respectively, for an adjustment to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2015	2014
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	39,272,325	39,151,012
Dilutive effect of:
Common stock options	35,491	100,970
Unvested restricted stock	98,073	66,498
Weighted average number of common shares outstanding – diluted	39,405,889	39,318,480

For six months ended June 30:
Weighted average number of common shares outstanding – basic	39,267,222	39,135,292
Dilutive effect of:
Common stock options	39,226	113,711
Unvested restricted stock	93,745	65,869
Weighted average number of common shares outstanding – diluted	39,400,193	39,314,872

Common stock options totaling 584,832 and 574,832 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2015, respectively, because their effect would have been anti-dilutive. Common stock options totaling 47,500 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2014, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $112,000 at June 30, 2015 and $0 at December 31, 2014. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statements of comprehensive income. Aircraft operations expense included non-cash mark to market derivative losses of $108,000 and $256,000 for the quarter and six months ended June 30, 2015, respectively, compared to non-cash mark to market losses of $11,000 and $64,000 for the quarter and six months ended June 30, 2014, respectively. There were no cash settlements under the terms of the agreements in 2015 or 2014.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2015, is estimated to be $539,539,000, compared to carrying value of $543,966,000. The fair value of long-term debt as of December 31, 2014, was estimated to be $510,353,000, compared to a carrying value of $512,666,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between all operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended June 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$224,708	34,444	4,449	1	--	263,602
Intersegment revenue	--	--	4,753	--	(4,753)	--
Total revenue	224,708	34,444	9,202	1	(4,753)	263,602
Operating expenses, excluding depreciation & amortization	(152,269)	(27,421)	(8,418)	(10,177)	4,573	(193,712)
Depreciation & amortization	(17,682)	(1,962)	(907)	(603)	--	(21,154)
Interest expense	(3,750)	(874)	--	(541)	2	(5,163)
Other income, net	1,254	2	--	(82)	(2)	1,172
Income tax expense	--	--	--	(17,339)	--	(17,339)
Income (loss) from continuing operations	52,261	4,189	(123)	(28,741)	(180)	27,406
Loss on discontinued operations, net of tax	(340)	--	--	--	--	(340)
Segment net income (loss)	51,921	4,189	(123)	(28,741)	(180)	27,066
Less net income (loss) attributable to non-controlling interests	(22)	265	--	--	--	243
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$51,943	3,924	(123)	(28,741)	(180)	26,823

2014
External revenue	$218,777	31,430	7,430	--	--	257,637
Intersegment revenue	--	--	3,991	--	(3,991)	--
Total revenue	218,777	31,430	11,421	--	(3,991)	257,637
Operating expenses, excluding depreciation & amortization	(142,293)	(24,184)	(10,457)	(9,995)	3,626	(183,303)
Depreciation & amortization	(17,352)	(1,656)	(597)	(518)	--	(20,123)
Interest expense	(4,061)	(731)	--	(777)	--	(5,569)
Other income, net	426	3	--	(137)	--	292
Income tax expense	--	--	--	(19,132)	--	(19,132)
Income (loss) from continuing operations	55,497	4,862	367	(30,559)	(365)	29,802
Loss on discontinued operations, net of tax	(878)	--	--	--	--	(878)
Segment net income (loss)	54,619	4,862	367	(30,559)	(365)	28,924
Less net income (loss) attributable to non-controlling interests	(38)	172	--	--	--	134
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$54,657	4,690	367	(30,559)	(365)	28,790

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(7)	Business Segment Information, continued

For six months ended June 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$430,649	62,665	8,583	4	--	501,901
Intersegment revenue	--	--	13,120	--	(13,120)	--
Total revenue	430,649	62,665	21,703	4	(13,120)	501,901
Operating expenses, excluding depreciation & amortization	(306,293)	(51,936)	(19,134)	(20,991)	12,174	(386,180)
Depreciation & amortization	(34,614)	(3,789)	(1,656)	(1,139)	--	(41,198)
Interest expense	(7,422)	(1,656)	--	(1,074)	4	(10,148)
Other income, net	1,815	3	--	(278)	(4)	1,536
Income tax expense	--	--	--	(25,629)	--	(25,629)
Income (loss) from continuing operations	84,135	5,287	913	(49,107)	(946)	40,282
Loss on discontinued operations, net of tax	(349)	--	--	--	--	(349)
Segment net income (loss)	83,786	5,287	913	(49,107)	(946)	39,933
Less net income (loss) attributable to non-controlling interests	(60)	542	--	--	--	482
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$83,846	4,745	913	(49,107)	(946)	39,451

2014
External revenue	$407,688	55,768	15,250	--	--	478,706
Intersegment revenue	--	--	7,058	--	(7,058)	--
Total revenue	407,688	55,768	22,308	--	(7,058)	478,706
Operating expenses, excluding depreciation & amortization	(281,758)	(44,195)	(19,967)	(19,506)	6,202	(359,224)
Depreciation & amortization	(35,120)	(3,220)	(1,135)	(1,020)	--	(40,495)
Interest expense	(8,256)	(1,353)	--	(1,488)	--	(11,097)
Other income, net	813	3	--	(550)	--	266
Income tax expense	--	--	--	(26,777)	--	(26,777)
Income (loss) from continuing operations	83,367	7,003	1,206	(49,341)	(856)	41,379
Loss on discontinued operations, net of tax	(1,403)	--	--	--	--	(1,403)
Segment net income (loss)	81,964	7,003	1,206	(49,341)	(856)	39,976
Less net income (loss) attributable to non-controlling interests	(86)	383	--	--	--	297
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$82,050	6,620	1,206	(49,341)	(856)	39,679

(8)	New Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB agreed to defer the effective date for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates and days’ sales outstanding for patient transports; future maintenance costs; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; statements concerning our intent to exercise early lease buy-out options on certain aircraft and the means of financing such buy-outs; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:
•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first six months of 2015, the AMS Division generated 86% of our total revenue, compared to 85% in the first six months of 2014.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the six months ended June 30, 2015 and 2014, the Tourism Division generated 12% of our total revenue.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the six months ended June 30, 2015, compared to 3% in 2014.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all patient transport revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 84% of AMS operating costs incurred during the first six months of 2015 is mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were 16,105 and 29,957 for the quarter and six months ended June 30, 2015, respectively, compared to 14,994 and 27,935 for the quarter and six months ended June 30, 2014, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 14,380 and 27,023 in the quarter and six months ended June 30, 2015, respectively, compared to 14,698 and 27,404 in the quarter and six months ended June 30, 2014, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,250 and 2,255 higher in the quarter and six months ended June 30, 2015, respectively, compared to 2014. Requests for community-based services increased by 4.3% and 5.5% for the quarter and six months ended June 30, 2015, for bases open greater than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The pace of collections is also impacted by additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. One of the primary goals of PPACA is to decrease the number of uninsured Americans. We believe that the movement from self-pay patients to Medicaid in our payer mix shown below is attributable to the expansion of Medicaid eligibility under PPACA. To date, PPACA has not resulted in an increase in the percentage of transports covered by private insurance.

Net reimbursement per transport decreased 0.5% and increased 2.7% in the quarter and six months ended June 30, 2015, compared to 2014, attributed to recent price increases net of deteriorations in payer mix and collection rate. Collections as a percentage of gross charges from private insurers decreased from 81.7% and 81.6% for the quarter and six months ended June 30, 2014, to 77.5% and 77.9% for the quarter and six months ended June 30, 2015, primarily as a result of the cessation of a national contract with one payer. Payer mix, based on number of transports, was as follows:

	For quarters ended June 30,		For six months ended June 30,
	2015	2014	2015	2014
Private insurance carriers	26.1%	26.9%	26.6%	27.2%
Government-sponsored insurance plans	4.1%	3.6%	3.9%	4.0%
Medicare	35.9%	34.5%	35.4%	34.1%
Medicaid	24.7%	24.1%	24.5%	22.3%
Self-pay patients	9.2%	10.9%	9.6%	12.4%

Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended June 30,		For six months ended June 30,
	2015	2014	2015	2014
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	52%	51%	53%	51%
Provision for uncompensated care	23%	21%	22%	21%

Although price increases generally increase the net reimbursement per transport from insurance payers, the amount per transport collectible from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Certain insurance companies have also not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates.

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 72% of tourism operating costs incurred during the first six months of 2015 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total tourism passenger count increased to 126,953 and 227,149 in the quarter and six months ended June 30, 2015, respectively, from 113,367 and 200,633 in the quarter and six months ended June 30, 2014, respectively.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. One model of aircraft within our fleet, representing 8% of the rotor wing fleet, is no longer in production and is, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2014, we have taken delivery of 28 new aircraft. During the first quarter of 2015, we entered into an agreement to take delivery of 200 Bell 407GXP helicopters beginning in 2016 over a ten-year term, subject to an early termination right exercisable by us. We also have commitments to take delivery of forty other aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 9.5% and 21.6% for the quarter and six months ended June 30, 2015, respectively, compared to 2014. Total flight hours for AMS operations decreased 1.1% and 0.2% for the quarter and six months ended June 30, 2015, respectively, compared to 2014. Aircraft maintenance expense for the Tourism division increased 49.8% and 36.2% in the quarter and six months ended June 30, 2015, respectively, compared to the first quarter of 2014, corresponding to increases of 5.3% and 7.8% in total flight hours for the quarter and six months ended June 30, 2015, respectively. The changes in maintenance expense reflect normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. Based on flight hour projections, we expect overhaul and replacement events to decrease in the final two quarters of 2015 compared to the first quarter. During the six months ended June 30, 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

•	Competitive pressures from low-cost providers. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $26,823,000 and $39,451,000 for the quarter and six months ended June 30, 2015, respectively, compared to $28,790,000 and $39,679,000 for the quarter and six months ended June 30, 2014, respectively. Same-Base Transports were 2.2% and 1.4% lower in the quarter and six months ended June 30, 2015, respectively, compared to 2014, while net reimbursement per patient transport decreased 0.5% and increased 2.7% in the quarter and six months ended June 30, 2015, respectively, compared to 2014, primarily as a result of recent price increases net of deteriorations in payer mix and collection rate.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $11,721,000, or 6.9%, and $31,675,000, or 10.1%, for the quarter and six months ended June 30, 2015, compared to 2014, for the following reasons.

•	Decrease of 0.5% and increase of 2.7% in net reimbursement per transport for the quarter and six months ended June 30, 2015, respectively, compared to 2014, due primarily to recent price increases net of deteriorations in payer mix and collection rate. Collections as a percentage of gross charges from private insurers decreased from 81.7% and 81.6% for the quarter and six months ended June 30, 2014, to 77.5% and 77.9% for the quarter and six months ended June 30, 2015, primarily as a result of the cessation of a national contract with one payer.
•	Decreases of 318, or 2.2%, and 381, or 1.4%, in Same-Base Transports for the quarter and six months ended June 30, 2015, respectively, compared to 2014. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,250 and 2,255 higher in the quarter and six months ended June 30, 2015, respectively, compared to 2014. Requests for community-based services increased by 4.3% and 5.5% for the quarter and six months ended June 30, 2015, respectively, for bases open greater than one year.
•	Incremental net revenue of $18,859,000 and $35,048,000 for the quarter and six months ended June 30, 2015, respectively, generated from the addition of 28 new bases, including fourteen bases resulting from the conversion of AMS contract customers to community-based operations, during or subsequent to the first six months of 2014.
•	Closure of eleven bases during or subsequent to the first six months of 2014, due to insufficient flight volume, resulting in decreases in net revenue of approximately $1,435,000 and $2,654,000 during the quarter and six months ended June 30, 2015, respectively.

Air medical services contract revenue decreased $7,015,000, or 15.3%, and $11,137,000, or 12.3%, for the quarter and six months ended June 30, 2015, compared to 2014, for the following reasons:

•	Cessation of service under five contracts and the conversion of six contracts to community-based operations during or subsequent to the first six months of 2014, resulting in decreases in net revenue of approximately $7,426,000 and $12,741,000 for the quarter and six months ended June 30, 2015, respectively.
•	Incremental net revenue of $526,000 and $1,302,000 for the quarter and six months ended June 30, 2015, generated from the addition of one new air medical services contract in the second quarter of 2014 and the expansion of three contracts to additional bases of operation during or subsequent to the first quarter of 2014.
•	Decreases of 1.2% and 1.3% in flight volume for the quarter and six months ended June 30, 2015, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts described above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $12,058,000, or 13.9%, and $18,395,000, or 10.6%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014, for the following reasons:

•	Increases of approximately $9,406,000 and $17,008,000 for the quarter and six months ended June 30, 2015, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $4,062,000 and $8,304,000 for the quarter and six months ended June 30, 2015, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses decreased $491,000, or 1.5%, and increased $5,323,000, or 8.4%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

•	Increases in AMS aircraft maintenance expense of $2,126,000, or 9.5%, to $24,568,000 for the second quarter of 2015 and $9,635,000, or 21.6%, to $54,193,000 for the six months ended June 30, 2015, compared to the prior year. Total AMS flight volume decreased 1.1% and 0.2% for the quarter and six months ended June 30, 2015, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the six months ended June 30, 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

•	Decreases of approximately 32.1% and 29.4% in the cost of aircraft fuel per hour flown for AMS operations for the quarter and six months ended June 30, 2015, respectively. Total AMS fuel costs decreased $1,856,000 to $4,802,000 and $3,045,000 to $9,455,000 for the quarter and six months ended June 30, 2015, respectively, compared to 2014.
•	Decrease in hull insurance rates effective July 2014.

Tourism

Tourism and charter revenue increased $3,014,000, or 9.6%, and $6,897,000, or 12.4%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014. During the quarter and six months ended June 30, 2015, respectively, we transported 126,953 and 227,149 passengers on tourism flights, compared to 113,367 and 200,633 in the quarter and six months ended June 30, 2014, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $3,616,000, or 18.6%, and $7,467,000, or 21.0%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014, in part due to the increase in the number of passengers. Cost of tour amenities for our Grand Canyon operations increased $19,000, or 0.6%, and $1,290,000, or 29.3%, for the quarter and six months ended June 30, 2015, respectively, primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon effective May 2014. In addition, tourism aircraft maintenance expense increased $2,254,000, or 49.8%, to $6,776,000 and $3,366,000, or 36.2%, to $12,657,000 for the quarter and six months ended June 30, 2015, respectively, reflecting increases of 5.3% and 7.8% in total flight hours for the quarter and six months ended June 30, 2015, respectively, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. In addition, we expanded the tourism fleet from 52 helicopters at June 30, 2014, to 58 helicopters at June 30, 2015. These increases were offset in part by decreases of 21.4% and 22.9% in the cost of aircraft fuel per hour flown for the quarter and six months ended June 30, 2015 and 2014, respectively.

Medical Interiors and Products

Medical interiors and products revenue decreased $2,954,000, or 39.9%, and $6,637,000, or 43.6%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014. Significant projects during 2015 included the completion of nine multi-mission interiors for the U.S. Army’s HH-60M helicopter and work on three aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2015, was as follows:

•	$2,454,000 and $5,611,000 – governmental entities
•	$1,996,000 and $2,976,000 – commercial customers

Significant projects in process during 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and twelve aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2014, was as follows:

•	$4,674,000 and $9,910,000 – governmental entities
•	$2,730,000 and $5,314,000 – commercial customers

Cost of medical interiors and products decreased $3,009,000, or 46.0%, and $6,487,000, or 49.1%, for the quarter and six months ended June 30, 2015, respectively, as compared to the prior year, due primarily to the decrease in related revenue. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

General and administrative (G&A) expenses decreased $2,185,000, or 6.1%, and increased $2,215,000, or 3.3%, for the quarter and six months ended June 30, 2015, respectively, compared to 2014. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Since March 31, 2014, we have converted six AMS contracts to community-based operations, resulting in fourteen additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. Partially offsetting these increases, equity and incentive compensation accruals related to our financial performance decreased $2,658,000 and $427,000 during the quarter and six months ended June 30, 2015, respectively, compared to 2014.

Income tax expense was $17,339,000 and $25,629,000 in the quarter and six months ended June 30, 2015, respectively, compared to $19,132,000 and $26,777,000 in the quarter and six months ended June 30, 2014, respectively. The effective tax rate was approximately 38.8% and 38.9% for the quarter and six months ended June 30, 2015, respectively, compared to 39.1% and 39.3% for the quarter and six months ended June 30, 2014. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of June 30, 2015, was $216,872,000, compared to $219,574,000 at December 31, 2014. Cash generated by continuing operations was $108,226,000 in 2015, compared to $74,593,000 in 2014, reflecting the results of operations described above. Receivables increased by $1.6 million during 2015, compared to $32.5 million during 2014. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 131 at June 30, 2015, compared to 123 at June 30, 2014. The increase in DSO’s is primarily attributed to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. We do not expect the claims processing times for private insurers to improve in the near-term. The increase in patient transport receivables caused by increasing DSO’s was offset in part by decreases in other receivables.

Cash used by continuing investing activities totaled $107,482,000 in 2015 compared to $76,627,000 in 2014. Equipment acquisitions in the six months ended June 30, 2015, included the purchase of ten aircraft for approximately $34.5 million and the buy-out of seven previously leased aircraft for $7.6 million. During the six months ended June 30, 2015, we also acquired three aircraft, medical equipment, and certain other intangible assets totaling $43.5 million from a hospital customer in connection with converting the program to community-based operations. Equipment acquisitions in the six months ended June 30, 2014, included the buy-out of thirteen previously leased aircraft for approximately $17.3 million and the purchase of fifteen aircraft for approximately $44.6 million. We also sold twelve aircraft for $9.1 million.

Continuing financing activities provided $14,974,000 in 2015 compared to using $3,556,000 in 2014. The primary uses of cash in both 2015 and 2014 were regularly scheduled payments of long-term debt and capital lease obligations. During the six months ended June 30, 2015 and 2014, we originated seventeen and eleven notes, respectively, primarily to finance the acquisition of aircraft.

We currently intend to exercise early lease buy-out options on up to eight aircraft totaling approximately $14.8 million during the last two quarters of 2015. We expect to finance the buy-outs under long-term notes and with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the six months ended June 30, 2015, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $13,885,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB agreed to defer the effective date for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk at June 30, 2015, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

AIR METHODS CORPORATION

Date: August 7, 2015	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 7, 2015	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: August 7, 2015	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

