Form 10-Q
period 2015-09-30
AIR METHODS CORP
filed 2015-11-06
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 30, 2015, was 39,302,674.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$14,963	13,165
Receivables:
Trade, net (note 4)	359,768	293,985
Refundable income taxes	--	8,865
Other	3,481	4,802
Total receivables	363,249	307,652

Inventories	47,752	46,095
Work-in-process on medical interiors and products contracts	3,750	4,610
Assets held for sale	16,690	8,608
Costs and estimated earnings in excess of billings on uncompleted contracts	2,752	564
Refundable deposits	10,003	8,381
Prepaid expenses and other (note 6)	8,134	10,766

Total current assets	467,293	399,841

Property and equipment:
Land	251	251
Flight and ground support equipment	790,447	697,444
Aircraft under capital leases	180,949	196,302
Aircraft rotable spare parts	36,668	38,050
Buildings and office equipment	61,983	57,983
	1,070,298	990,030
Less accumulated depreciation and amortization	(301,700)	(268,049)

Net property and equipment	768,598	721,981

Goodwill (note 2)	127,269	127,269
Intangible assets, net of accumulated amortization of $25,221 and $19,282 at September 30, 2015 and December 31, 2014, respectively	112,591	83,654
Other assets	33,919	28,560

Total assets	$1,509,670	1,361,305

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2015	2014
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$11,112	11,442
Current installments of long-term debt	50,268	45,827
Current installments of obligations under capital leases	22,165	23,954
Accounts payable	19,674	17,393
Deferred revenue	3,740	4,409
Billings in excess of costs and estimated earnings on uncompleted contracts	1,804	1,313
Accrued wages and compensated absences	23,814	31,539
Due to third party payers	11,164	7,426
Deferred income taxes	16,267	21,427
Other accrued liabilities	35,281	15,537

Total current liabilities	195,289	180,267

Long-term debt, less current installments	522,672	466,839
Obligations under capital leases, less current installments	74,577	96,534
Deferred income taxes	134,046	122,715
Other liabilities	11,874	16,060

Total liabilities	938,458	882,415

Redeemable non-controlling interests	8,585	6,981

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	--	--
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,503,344 and 39,452,753 shares at September 30, 2015 and December 31, 2014, respectively; outstanding 39,302,674 and 39,228,948 shares at September 30, 2015 and December 31, 2014, respectively	2,352	2,349
Additional paid-in capital	126,714	120,391
Retained earnings	434,997	349,805
Accumulated other comprehensive loss	(1,436)	(636)

Total stockholders' equity	562,627	471,909

Total liabilities and stockholders’ equity	$1,509,670	1,361,305

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$403,122	314,525	1,049,765	860,266
Provision for uncompensated care (note 4)	(180,280)	(125,056)	(482,847)	(358,396)
Patient transport revenue, net	222,842	189,469	566,918	501,870
Air medical services contract revenue	40,329	44,278	119,743	134,829
Tourism and charter revenue	36,212	33,941	98,877	89,709
Medical interiors and products revenue	8,379	6,237	16,966	21,461
Dispatch and billing service revenue	3,580	2,992	10,739	7,754
	311,342	276,917	813,243	755,623
Operating expenses:
Flight centers	100,649	93,970	293,060	267,986
Air medical aircraft operations	32,876	34,897	101,445	98,143
Tourism operating expenses	22,519	22,989	65,462	58,465
Cost of medical interiors and products sold	6,712	5,960	13,442	19,177
Cost of dispatch and billing services	3,467	2,430	9,378	7,354
Depreciation and amortization	20,884	19,972	62,082	60,467
Loss (gain) on disposition of assets, net	2,607	(185)	2,876	1,028
General and administrative	39,351	35,602	108,698	102,734
	229,065	215,635	656,443	615,354

Operating income	82,277	61,282	156,800	140,269

Other income (expense):
Interest expense	(4,893)	(5,342)	(15,041)	(16,439)
Other, net	(266)	322	1,270	588

Income from continuing operations before income taxes	77,118	56,262	143,029	124,418
Income tax expense	(30,235)	(21,891)	(55,864)	(48,668)

Income from continuing operations	46,883	34,371	87,165	75,750
Loss on discontinued operations, net of income taxes (note 2)	(29)	(531)	(378)	(1,934)

Net income	46,854	33,840	86,787	73,816
Less net income attributable to redeemable non-controlling interests	202	123	684	420

Net income attributable to Air Methods Corporation and subsidiaries	$46,652	33,717	86,103	73,396

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(340)	(251)	(800)	(205)
Comprehensive income	$46,312	33,466	85,303	73,191

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Income (loss) per common share (note 5):
Basic:
Continuing operations	$1.17	.92	2.18	1.97
Discontinued operations	--	(.01)	(.01)	(.05)
Net income	$1.17	.91	2.17	1.92

Diluted:
Continuing operations	$1.16	.91	2.17	1.96
Discontinued operations	--	(.01)	(.01)	(.05)
Net income	$1.16	.90	2.16	1.91

Weighted average number of common shares outstanding – basic	39,293,453	39,168,873	39,276,062	39,146,609

Weighted average number of common shares outstanding – diluted	39,420,354	39,343,405	39,408,239	39,329,121

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$86,787	73,816
Loss from discontinued operations, net of income taxes	378	1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	62,082	60,467
Deferred income tax expense	6,397	17,998
Stock-based compensation	5,733	2,866
Tax benefit from exercise of stock options	(184)	(1,779)
Loss on disposition of assets, net	2,876	1,028
Unrealized loss on derivative instrument	369	70
Loss from equity method investee	1,193	738
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	641	(551)
Increase in receivables	(56,549)	(48,366)
Decrease (increase) in inventories	(797)	3,369
Decrease (increase) in costs in excess of billings	(2,188)	1,379
Increase in accounts payable, other accrued liabilities, and other liabilities	18,770	6,860
Decrease in deferred revenue and billings in excess of costs	(178)	(1,453)

Net cash provided by continuing operating activities	125,330	118,376
Net cash used by discontinued operating activities	(100)	(1,843)
Net cash provided by operating activities	125,230	116,533

Cash flows from investing activities:
Acquisition of subsidiaries	--	(3,182)
Acquisition of property and equipment	(95,494)	(87,803)
Acquisition of hospital program	(43,481)	--
Buy-out of previously leased aircraft	(9,519)	(17,296)
Proceeds from disposition and sale of equipment and assets held for sale	3,642	12,378
Increase in other assets	(10,900)	(660)

Net cash used by continuing investing activities	(155,752)	(96,563)
Net cash provided by discontinued investing activities	25	97
Net cash used in investing activities	(155,727)	(96,466)

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from financing activities:
Proceeds from issuance of common stock	$409	$1,190
Tax benefit from exercise of stock options	184	1,779
Borrowings under line of credit	50,000	30,000
Payments under line of credit	(50,000)	(42,000)
Payments for financing costs	(4,472)	(81)
Proceeds from long-term debt	105,525	54,503
Payments of long-term debt	(45,251)	(30,603)
Payments of capital lease obligations	(24,100)	(27,983)
Proceeds from non-controlling interests	--	98

Net cash provided (used) by continuing financing activities	32,295	(13,097)
Net cash provided (used) by discontinued financing activities	--	--
Net cash provided (used) by financing activities	32,295	(13,097)

Increase in cash and cash equivalents	1,798	6,970

Cash and cash equivalents at beginning of period	13,165	9,862

Cash and cash equivalents at end of period	$14,963	$16,832

Interest paid in cash during the period	$14,366	$15,862

Income taxes paid in cash during the period	$27,950	$12,244

Non-cash investing and financing activities:

In the nine months ended September 30, 2015, the Company entered into non-interest-bearing notes payable of $11,112 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of September 30, 2015, and into capital leases of $354 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $11,442 in exchange for the aircraft securing the debt.

In the nine months ended September 30, 2014, the Company entered into non-interest-bearing notes payable of $2,729 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of September 30, 2014, and into capital leases of $548 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $2,616 in exchange for the aircraft securing the debt.

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

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provided long-range fixed wing medical transportation services based out of Florida. Because of operating losses generated in both 2014 and 2013, the Company made the decision during the fourth quarter of 2014 to discontinue all operations conducted by AJI, and all operations ceased in December 2014. Aircraft totaling $1.3 million used in AJI’s operations are included in assets held for sale in the consolidated balance sheet as of September 30, 2015. Goodwill of $1.5 million associated with AJI was written off during the fourth quarter of 2014. All other assets and liabilities associated with AJI are immaterial and were retained by the Company.

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the condensed consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the condensed consolidated statements of comprehensive income were as follows (amounts in thousands):

	For quarters ended September 30,		For nine months ended September 30,
	2015	2014	2015	2014
Patient transport revenue, net	$--	901	--	3,802
Operating expenses:
Depreciation and amortization	--	149	--	443
Loss on disposition of assets	--	262	546	262
Other operating expenses	36	1,360	71	6,266
Loss from discontinued operations before income taxes	(36)	(870)	(617)	(3,169)
Income tax benefit	7	339	239	1,235
Loss from discontinued operations	$(29)	(531)	(378)	(1,934)

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2015, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2015	39,228,948	$471,909

Issuance of common shares for options exercised	33,840	409
Stock-based compensation	39,886	5,733
Tax benefit from exercise of stock options	--	184
Forfeiture of unvested restricted shares and related dividends	--	7
Adjustments to redeemable non-controlling interests	--	(918)
Other comprehensive loss	--	(800)
Net income attributable to Air Methods Corporation and subsidiaries	--	86,103

Balances at September 30, 2015	39,302,674	$562,627

(4)	Patient Transport Revenue Recognition

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

The Company has not changed its charitable care policies related to self-pay patients or deductible and copayment balances for insured patients during either 2015 or 2014. The allowance for uncompensated care was 47.3% of receivables from all payers, excluding Medicare and Medicaid, as of September 30, 2015, compared to 38.8% at December 31, 2014, and 39.7% at September 30, 2014. The increase in the allowance reflects a decrease in collections as a percentage of gross charges from third-party payers in 2015 compared to 2014.

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

	For quarter ended September 30,		For nine months ended September 30,
	2015	2014	2015	2014

Third-party payers	$322,636	242,088	833,525	651,906
Self-pay	80,486	72,437	216,240	208,360
Total	$403,122	314,525	1,049,765	860,266

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $800,000 and $918,000 for the quarter and nine months ended September 30, 2015, respectively, and increased by $1,871,000 and $1,883,000 for the quarter and nine months ended September 30, 2014, respectively, for an adjustment to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2015	2014
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	39,293,453	39,168,873
Dilutive effect of:
Common stock options	27,886	83,064
Unvested restricted stock	92,449	83,520
Unvested performance share units	6,566	7,948
Weighted average number of common shares outstanding – diluted	39,420,354	39,343,405

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	39,276,062	39,146,609
Dilutive effect of:
Common stock options	35,752	108,952
Unvested restricted stock	95,489	73,560
Unvested performance share units	936	--
Weighted average number of common shares outstanding – diluted	39,408,239	39,329,121

Common stock options totaling 573,732 and 566,752 were not included in the diluted shares outstanding for the three and nine months ended September 30, 2015, respectively, and performance share units totaling 68,340 were not included in the diluted shares outstanding for the three and nine months ended September 30, 2015, because their effect would have been anti-dilutive. Common stock options totaling 47,500 and performance share units totaling 105,512 were not included in the diluted shares outstanding for the nine months ended September 30, 2014, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $0 at September 30, 2015, and December 31, 2014. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in air medical aircraft operations and tourism operating expenses in the Company’s statements of comprehensive income. Operating expenses included non-cash mark to market derivative losses of $112,000 and $369,000 for the quarter and nine months ended September 30, 2015, respectively, compared to $6,000 and $70,000 for the quarter and nine months ended September 30, 2014, respectively. There were no cash settlements under the terms of the agreements in 2015 or 2014.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2015, is estimated to be $575,212,000, compared to a carrying value of $572,940,000. The fair value of long-term debt as of December 31, 2014, was estimated to be $510,353,000, compared to a carrying value of $512,666,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended September 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$266,751	36,212	8,379	--	--	311,342
Intersegment revenue	--	--	4,803	--	(4,803)	--
Total revenue	266,751	36,212	13,182	--	(4,803)	311,342
Operating expenses, excluding depreciation & amortization	(160,200)	(28,303)	(11,127)	(12,757)	4,206	(208,181)
Depreciation & amortization	(17,412)	(2,002)	(873)	(597)	--	(20,884)
Interest expense	(3,747)	(783)	--	(366)	3	(4,893)
Other income (expense), net	524	--	--	(787)	(3)	(266)
Income tax expense	--	--	--	(30,235)	--	(30,235)
Income (loss) from continuing operations	85,916	5,124	1,182	(44,742)	(597)	46,883
Loss on discontinued operations, net of tax	(29)	--	--	--	--	(29)
Segment net income (loss)	85,887	5,124	1,182	(44,742)	(597)	46,854
Less net income (loss) attributable to non-controlling interests	(22)	224	--	--	--	202
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$85,909	4,900	1,182	(44,742)	(597)	46,652

2014
External revenue	$236,739	33,941	6,151	86	--	276,917
Intersegment revenue	--	--	2,305	--	(2,305)	--
Total revenue	236,739	33,941	8,456	86	(2,305)	276,917
Operating expenses, excluding depreciation & amortization	(151,792)	(27,963)	(8,193)	(9,672)	1,957	(195,663)
Depreciation & amortization	(17,108)	(1,746)	(598)	(520)	--	(19,972)
Interest expense	(3,965)	(742)	--	(635)	--	(5,342)
Other income (expense), net	435	1	--	(114)	--	322
Income tax expense	--	--	--	(21,891)	--	(21,891)
Income (loss) from continuing operations	64,309	3,491	(335)	(32,746)	(348)	34,371
Loss on discontinued operations, net of tax	(531)	--	--	--	--	(531)
Segment net income (loss)	63,778	3,491	(335)	(32,746)	(348)	33,840
Less net income (loss) attributable to non-controlling interests	(44)	167	--	--	--	123
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$63,822	3,324	(335)	(32,746)	(348)	33,717

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(7)	Business Segment Information, continued

For nine months ended September 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$697,400	98,877	16,962	4	--	813,243
Intersegment revenue	--	--	17,923	--	(17,923)	--
Total revenue	697,400	98,877	34,885	4	(17,923)	813,243
Operating expenses, excluding depreciation & amortization	(466,493)	(80,239)	(30,261)	(33,748)	16,380	(594,361)
Depreciation & amortization	(52,026)	(5,791)	(2,529)	(1,736)	--	(62,082)
Interest expense	(11,169)	(2,439)	--	(1,440)	7	(15,041)
Other income (expense), net	2,339	3	--	(1,065)	(7)	1,270
Income tax expense	--	--	--	(55,864)	--	(55,864)
Income (loss) from continuing operations	170,051	10,411	2,095	(93,849)	(1,543)	87,165
Loss on discontinued operations, net of tax	(378)	--	--	--	--	(378)
Segment net income (loss)	169,673	10,411	2,095	(93,849)	(1,543)	86,787
Less net income (loss) attributable to non-controlling interests	(82)	766	--	--	--	684
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$169,755	9,645	2,095	(93,849)	(1,543)	86,103

2014
External revenue	$644,427	89,709	21,401	86	--	755,623
Intersegment revenue	--	--	9,363	--	(9,363)	--
Total revenue	644,427	89,709	30,764	86	(9,363)	755,623
Operating expenses, excluding depreciation & amortization	(433,550)	(72,158)	(28,160)	(29,178)	8,159	(554,887)
Depreciation & amortization	(52,228)	(4,966)	(1,733)	(1,540)	--	(60,467)
Interest expense	(12,221)	(2,095)	--	(2,123)	--	(16,439)
Other income (expense), net	1,248	4	--	(664)	--	588
Income tax expense	--	--	--	(48,668)	--	(48,668)
Income (loss) from continuing operations	147,676	10,494	871	(82,087)	(1,204)	75,750
Loss on discontinued operations, net of tax	(1,934)	--	--	--	--	(1,934)
Segment net income (loss)	145,742	10,494	871	(82,087)	(1,204)	73,816
Less net income (loss) attributable to non-controlling interests	(130)	550	--	--	--	420
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$145,872	9,944	871	(82,087)	(1,204)	73,396

(8)	New Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified. An acquirer is also required to record the income effect of such adjustments in the same period, calculated as if the adjustment had been made at the acquisition date. The ASU also stipulates disclosure requirements for such adjustments. The ASU is effective for periods beginning after December 15, 2015, and is to be applied prospectively to adjustments occurring after the effective date. The Company does not expect the implementation to have a material effect on its financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15 to clarify the presentation of debt issuance costs for lines of credit. Both ASU’s are effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(8)	New Accounting Pronouncements, continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

(9)	Subsequent Event

In November 2015, the Company entered into a definitive purchase agreement to acquire 100% of the membership interest of Tri-State Care Flight, LLC, an Arizona limited liability company, and subsidiary (collectively TSCF), for $222.5 million, subject to final determination of certain working capital adjustments as defined in the agreement. The acquisition is subject to regulatory approval and customary closing conditions and is expected to close during or prior to the first quarter of 2016. The Company expects to finance the acquisition through an additional term loan under its senior credit facility. TSCF provides air medical transportation services in the southwestern United States.

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•	Air Medical Services (AMS) – provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the nine months ended September 30, 2015, the AMS Division generated 86% of our total revenue, compared to 85% in 2014.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the nine months ended September 30, 2015 and 2014, the Tourism Division generated 12% of our total revenue.
•	United Rotorcraft (UR) Division – designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the nine months ended September 30, 2015, compared to 3% in 2014.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all patient transport revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 84% of AMS operating costs incurred during the nine months ended September 30, 2015, is mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, high heat, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were 17,330 and 47,287 for the quarter and nine months ended September 30, 2015, respectively, compared to 15,796 and 43,731 for the quarter and nine months ended September 30, 2014, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 15,829 and 42,852 in the quarter and nine months ended September 30, 2015, respectively, compared to 15,462 and 42,866 in the quarter and nine months ended September 30, 2014, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 53 and 2,308 higher in the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Requests for community-based services increased by 3.6% and 4.8% for the quarter and nine months ended September 30, 2015, respectively, for bases open longer than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening the creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of price, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation. The pace of collections is also impacted by additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. One of the primary goals of PPACA is to decrease the number of uninsured Americans. We believe that the movement from self-pay patients to Medicaid in our payer mix shown below is attributable to the expansion of Medicaid eligibility under PPACA. To date, PPACA has not resulted in an increase in the percentage of transports covered by private insurance.

Net reimbursement per transport increased 7.2% and 4.5% in the quarter and nine months ended September 30, 2015, compared to 2014, attributed to recent price increases net of deteriorations in payer mix and collection rate. Collections as a percentage of gross charges from private insurers decreased from 80.9% and 81.4% for the quarter and nine months ended September 30, 2014, to 75.7% and 77.2% for the quarter and nine months ended September 30, 2015. Payer mix, based on number of transports, was as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2015	2014	2015	2014
Private insurance carriers	27.8%	29.1%	27.0%	27.7%
Government-sponsored insurance plans	3.6%	3.5%	3.8%	3.8%
Medicare	33.9%	32.4%	34.8%	33.6%
Medicaid	24.6%	23.6%	24.4%	22.9%
Self-pay patients	10.1%	11.4%	10.0%	12.0%

Provisions for contractual discounts and estimated uncompensated care related to patient transport revenue are as follows:

	For quarters ended September 30,		For nine months ended September 30,
	2015	2014	2015	2014
Gross billings	100%	100%	100%	100%
Provision for contractual discounts	50%	51%	52%	51%
Provision for uncompensated care	22%	20%	22%	20%

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

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 74% of tourism operating costs incurred during the nine months ended September 30, 2015, was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total tourism passenger count increased to 134,157 and 361,306 in the quarter and nine months ended September 30, 2015, respectively, from 125,515 and 326,148 in the quarter and nine months ended September 30, 2014, respectively.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. One aircraft model, representing 8% of our rotor wing fleet, is no longer in production and is, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2014, we have taken delivery of 38 new aircraft. During the first quarter of 2015, we entered into an agreement to take delivery of 200 Bell 407GXP helicopters beginning in 2016 over a ten-year term, subject to an early termination right exercisable by us. We also have commitments to take delivery of 23 other aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 0.2% and 14.0% for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Total flight volume for all AMS operations increased 5.7% and 1.9% for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Aircraft maintenance expense for the Tourism division decreased 8.3% and increased 20.2% in the quarter and nine months ended September 30, 2015, respectively, compared to 2014, corresponding to increases of 3.9% and 6.3% in total flight hours for the quarter and nine months ended September 30, 2015, respectively. The changes in maintenance expense reflect normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the nine months ended September 30, 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

•	Competitive pressures from low-cost providers. We are recognized within the industry for our higher standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $46,652,000 and $86,103,000 for the quarter and nine months ended September 30, 2015, respectively, compared to $33,717,000 and $73,396,000 for the quarter and nine months ended September 30, 2014, respectively. Same-Base Transports were 2.4% higher in the quarter ended September 30, 2015, and unchanged for the nine months ended September 30, 2015, compared to 2014, while net reimbursement per patient transport increased 7.2% and 4.5% in the quarter and nine months ended September 30, 2015, respectively, compared to 2014, primarily as a result of recent price increases net of deteriorations in payer mix and collection rate.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $33,373,000, or 17.6%, and $65,048,000, or 13.0%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014, for the following reasons:

•	Increases of 7.2% and 4.5% in net reimbursement per transport for the quarter and nine months ended September 30, 2015, respectively, compared to 2014, due to the benefit of recent price increases net of the deterioration in payer mix and collection rate described above.

•	Increase of 367, or 2.4%, and decrease of 14 in Same-Base Transports for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Cancellations due to unfavorable weather conditions for locations open longer than one year were 53 and 2,308 higher in the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Requests for community-based services increased 3.6% and 4.8% for the quarter and nine months ended September 30, 2015, respectively, for bases open longer than one year.
•	Incremental net revenue of $19,987,000 and $55,035,000 for the quarter and nine months ended September 30, 2015, respectively, generated from the addition of 32 new bases, including fourteen bases resulting from the conversion of AMS contract customers to community-based operations, during either 2015 or 2014.
•	Closure of eleven bases during either 2015 or 2014, resulting in decreases in net revenue of approximately $1,993,000 and $4,647,000 during the quarter and nine months ended September 30, 2015, respectively.

Air medical services contract revenue decreased $3,949,000, or 8.9%, and $15,086,000, or 11.2%, for the quarter and nine months ended September 30, 2015, for the following reasons:

•	Cessation of service under five contracts and the conversion of six contracts to community-based operations, during either 2015 or 2014, resulting in decreases in revenue of approximately $6,114,000 and $18,855,000 for the quarter and nine months ended September 30, 2015, respectively.
•	Incremental net revenue of $711,000 and $2,013,000 for the quarter and nine months ended September 30, 2015, generated from the addition of one new AMS contract and expansion under three other contracts to additional bases of operation during either 2015 or 2014.
•	Increase of 1.2% and decrease of 0.4% in flight volume for the quarter and nine months ended September 30, 2015, respectively, for all contracts excluding new contracts, contract expansions, and closed contracts described above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $6,679,000, or 7.1%, and $25,074,000, or 9.4%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014, for the following reasons:

•	Increases of approximately $8,306,000 and $25,314,000 for the quarter and nine months ended September 30, 2015, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $4,084,000 and $12,388,000 for the quarter and nine months ended September 30, 2015, respectively, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Air medical aircraft operating expenses decreased $2,021,000, or 5.8%, and increased $3,302,000, or 3.4%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

•	Increases of $47,000, or 0.2%, to $24,714,000 and $9,682,000, or 14.0%, to $78,907,000 in AMS aircraft maintenance expense for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Total flight volume for AMS operations increased 5.7% and 1.9% for the quarter and nine months ended September 30, 2015, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the nine months ended September 30, 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft. We do not expect further costs related to this remediation effort.
•	Decreases of 22.3% and 26.9% in the cost of aircraft fuel per hour flown for AMS for the quarter and nine months ended September 30, 2015, respectively. Total AMS fuel costs decreased $944,000, or 13.9%, to $5,844,000 and $3,989,000, or 20.7%, to $15,299,000 for the quarter and nine months ended September 30, 2015, respectively, compared to 2014.
•	Decreases in hull insurance rates effective July 2015 and 2014.

Tourism

Tourism and charter revenue increased $2,271,000, or 6.7%, and $9,168,000, or 10.2%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. During the quarter and nine months ended September 30, 2015, respectively, we transported 134,157 and 361,306 passengers on tourism flights, compared to 125,515 and 326,148 in the quarter and nine months ended September 30, 2014, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses decreased $470,000, or 2.0%, and increased $6,997,000, or 12.0%, for the quarter and nine months ended September 30, 2015, respectively, in part due to the increase in the number of passengers, offset during the quarter by decreases in the cost of maintenance and fuel. Cost of tour amenities for our Grand Canyon operations increased $723,000, or 22.0%, and $2,013,000, or 26.2%, for the quarter and nine months ended September 30, 2015, respectively, primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon effective May 2014 and to higher passenger volume. Tourism aircraft maintenance expense decreased $627,000, or 8.3%, to $6,961,000 and increased $3,736,000, or 20.2%, to $22,232,000 for the quarter and nine months ended September 30, 2015, respectively, reflecting increases of 3.9% and 6.3% in total flight hours for the quarter and nine months ended September 30, 2015, respectively, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. The cost of aircraft fuel per hour flown decreased 37.8% and 28.5% for the quarter and nine months ended September 30, 2015 and 2014, respectively.

United Rotorcraft Division

Medical interiors and products revenue increased $2,142,000, or 34.3%, and decreased $4,495,000, or 20.9%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. Significant projects during 2015 included the completion of eighteen multi-mission interiors for the U.S. Army’s HH-60M helicopter and 26 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, as well as work on six aircraft interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2015, was as follows:

•	$5,677,000 and $11,287,000 – governmental entities
•	$2,702,000 and $5,679,000 – commercial customers

Significant projects in process during 2014 included work on 24 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and fifteen aircraft interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2014, was as follows:

•	$3,982,000 and $13,891,000 – governmental entities
•	$2,255,000 and $7,570,000 – commercial customers

Cost of medical interiors and products increased $752,000, or 12.6%, and decreased $5,735,000, or 29.9%, for the quarter and nine months ended September 30, 2015, respectively, as compared to the prior year, due primarily to the change in sales volume. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

General and administrative (G&A) expenses increased $3,749,000, or 10.5%, and $5,964,000, or 5.8%, for the quarter and nine months ended September 30, 2015, respectively, compared to 2014. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Since March 31, 2014, we have converted six AMS contracts to community-based operations, resulting in fourteen additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. Equity and incentive compensation accruals related to our financial performance also increased $2,006,000 and $1,607,000 during the quarter and nine months ended September 30, 2015, respectively, compared to 2014.

Income tax expense was $30,235,000 and $55,864,000, at effective tax rates of 39.2%, and 39.1%, for the quarter and nine months ended September 30, 2015, respectively, compared to $21,891,000 and $48,668,000, at effective tax rates of 38.9%, and 39.1%, for the quarter and nine months ended September 30, 2014, respectively. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2015, was $272,004,000, compared to $219,574,000 at December 31, 2014. Cash generated by continuing operations was $125,330,000 in 2015, compared to $118,376,000 in 2014, reflecting the results of operations described above. Receivables increased by $56.5 million during 2015, compared to $48.4 million during 2014, partly because of the new bases and AMS contract conversions discussed above. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 133 at September 30, 2015, compared to 131 at June 30, 2015, and 116 at September 30, 2014. The increase in DSO’s is attributed in part to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing. We do not expect the claims processing times for private insurers to improve in the near-term.

Cash used by continuing investing activities totaled $155,752,000 in 2015 compared to $96,563,000 in 2014. Equipment acquisitions in 2015 included the purchase of 23 aircraft for approximately $86.1 million and the buy-out of eight previously leased aircraft for $9.5 million. During 2015 we also acquired three aircraft, medical equipment, and certain other intangible assets totaling $43.5 million from a hospital customer in connection with converting the program to community-based operations. We sold seven aircraft for $3.5 million. Equipment acquisitions in 2014 included the buy-out of thirteen previously leased aircraft for approximately $17.3 million, the purchase of twenty aircraft for approximately $65.1 million, and $7.5 million for aircraft interiors. We also sold nineteen aircraft for $12.3 million.

Continuing financing activities generated $32,295,000 in 2015 compared to using $13,097,000 in 2014. The primary uses of cash in both 2015 and 2014 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. During 2015 and 2014 we originated 28 and 17 notes, respectively, primarily to finance the acquisition of aircraft and capital lease buy-outs.

In August 2015 we amended our senior credit facility to provide for a $125 million revolving line of credit and term loans up to an aggregate of $650 million. The maturity date was extended to August 2020. At the time of the amendment, we also prepaid $12 million against our existing term loan under the credit facility.

We currently intend to exercise early lease buy-out options on up to seven aircraft totaling approximately $13.1 million during the fourth quarter of 2015. We expect to finance the buy-outs under long-term notes and with internally generated cash flow or availability under the line of credit.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the nine months ended September 30, 2015, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $21,932,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

There have been no material changes in market risk at September 30, 2015, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.   Defaults upon Senior Securities

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits

10.1	Third Amended and Restated Revolving Credit, Term Loan, and Security Agreement, dated August 21, 2015[1]

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 21, 2015, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: November 6, 2015	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: November 6, 2015	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer

Date: November 6, 2015	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer