Form 10-K
period 2015-12-31
AIR METHODS CORP
filed 2016-02-26
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _______________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,485,433,000

The number of outstanding shares of Common Stock as of February 19, 2016, was 38,778,402.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2016 annual meeting of stockholders.

TABLE OF CONTENTS

To Form 10-K

i

ii

PART I

ITEM 1. BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. As of December 31, 2015, our Air Medical Services (AMS) Division provided air medical transportation services in 42 states to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). We transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our Tourism Division provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Our United Rotorcraft Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

Air Medical Services Division

Services provided by our AMS Division include medical care, aircraft operation and maintenance in accordance with Federal Aviation Regulations (FAR) Part 135 standards, 24-hour communications and dispatch, and medical billing and collections. Aircraft are typically based at fire stations, airports, or hospital locations. Patient transport revenue from our community-based services consists of flight fees billed directly to patients, their insurers, or governmental agencies. In the period that services are provided and based upon historical experience, we record a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided and a provision for contractual discounts related to Medicare, Medicaid, and other transports covered by contracts. The provisions are adjusted as required based on actual collections in subsequent periods. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing patient transport revenue to fluctuate accordingly. AMS contract revenue from our hospital-based services consists of approximately 80% fixed monthly fees and 20% hourly flight fees under exclusive operating agreements with hospitals or other institutions. These fees are earned regardless of when, or if, the customer is reimbursed for these services by its patients, their insurers, or governmental agencies. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of AMS contract revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The division operates 372 helicopters and 28 fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR). Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all of our community-based locations and some of our hospital-based locations are conducted from our national center in Omaha, Nebraska. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and patient transfer center services to outside third parties.

Personnel at our patient transfer service center in Omaha, Nebraska, coordinate the exchange of information between physicians, other members of hospital medical teams, and ground and air transportation providers to facilitate the transfer of patients between sending and receiving hospitals pursuant to service contracts. We also provide logistics data to our customers for use in trend analysis and customized reports regarding patient movement.

In 2015 we opened 25 new community-based locations, including thirteen resulting from the conversion of three hospital contracts, and closed five due to insufficient flight volume. Two of our hospital customers expanded service areas, resulting in two new bases of operation. We renewed eight AMS contracts due for renewal in 2015, and one customer chose not to renew its contract upon expiration in 2015.

Competition comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical base of operation. Operators generally compete for AMS contracts on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Increased pressure from health insurance providers to enter into in-network agreements also may impact our competitive posture. We believe that our competitive strengths center on the quality of our patient care, training, maintenance and customer service; medical configuration of the aircraft we deploy; and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation and field maintenance operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Tourism Division

Our Tourism Division operates 65 helicopters and two fixed wing aircraft under three Part 135 Air Carrier Certificates in providing aerial tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Sundance Helicopters, Inc., (Sundance) and Blue Hawaiian Helicopters (BHH) comprise the Tourism Division. We market our tours through company websites and a wide variety of agencies, such as online booking companies, hotels, resorts, and cruise operators. Approximately 24% of Sundance bookings originate with one online booking company. The majority of tour fees are collected in advance of the flights. Due to daylight hours and traditional vacation schedules, passenger volume for Sundance tends to be lower during the first and fourth quarters of the year. BHH does not experience significant seasonal variation in passenger volume.

The division currently has flyover rights to conduct aerial tours over Grand Canyon National Park and two major national parks in Hawaii, along with some smaller national parks. In addition, Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. We conduct operations under the trade name of “Sundance Helicopters” in the Las Vegas and Grand Canyon markets and under “Blue Hawaiian Helicopters” in the Hawaiian market. The trade names are associated with a high standard of service and wide variety of tour experiences.

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

United Rotorcraft Division

Our United Rotorcraft (UR) Division designs, manufactures, and certifies modular medical interiors, multi-mission interiors, and other aerospace and medical transport products. These interiors and other products range from basic life support to intensive care suites to advanced search and rescue systems. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication, navigation, environmental control, structural, and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheet metal, and upholstery. The division also offers quality assurance and certification services pursuant to its Parts Manufacturer Approvals (PMA's) and ISO9001:2000 (Quality Systems) certifications. A significant portion of UR Division’s revenue has historically been generated from contracts with the U.S. government, including contracts to manufacture interiors for the U.S. Army’s HH-60M helicopter.

We maintain patents covering several of our emergency medical vehicle products, including patient litters, patient loading systems, medical crew seating and anti-skid flooring technologies. Raw materials and components used in the manufacture of interiors and other products are widely available from several different vendors.

In January 2013, we received an order for 114 HH-60M units for the U.S. Army with deliveries through 2017. Through 2015 we have completed 73 units under this contract and are scheduled to deliver 22 units in 2016. As of December 31, 2015, other projects in process included four aircraft interiors for commercial customers and twelve units for an older generation of the U.S. Army’s Black Hawk helicopter. Deliveries under all contracts in process or received as of December 31, 2015, are expected to be completed between 2016 and 2018, and remaining revenue for all contracts is estimated at $31.7 million as of December 31, 2015, compared to a backlog of $18.4 million as of December 31, 2014.

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

Employees

As of December 31, 2015, we had 4,554 full time and 244 part time employees, consisting of 1,456 pilots; 935 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing and maintenance positions; 1,314 flight nurses and paramedics; 365 dispatch and transfer center personnel; and 728 business development, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess Federal Aviation Administration (FAA) A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which is effective through December 31, 2016.

Government Regulation

The health care and aviation industries in general are subject to significant federal, state, and local regulation that affects our business activities. We are unable to predict what federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care or aviation industries in general, or what effect any such legislation or regulations may have on our business. Any failure or alleged failure to comply with applicable laws, or any adverse applications of or changes in the laws and regulations affecting our business, could have a material adverse effect on our operating results, financial condition, and cash flows.

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

In the first quarter of 2014, the FAA issued a final rule that requires air medical helicopter operators to follow stricter flight rules and procedures, enhance pre-flight and in-flight communications, and install certain on-board safety equipment. Compliance with the requirements will be phased in over a period of four years. We are increasing staffing and modifying procedures for our operational control center in order to comply with the requirements scheduled to take effect in April 2016, which include specifications for performance and review of pre-flight risk assessments. We estimate the cost of installing and certifying required safety equipment on our aircraft will range from $4.2 million to $5.5 million over the next three years.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods and certain of its subsidiaries hold Part 135 Air Carrier Certificates. Air Methods and one of its subsidiaries also hold Part 145 Repair Station Certificates from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2015, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

Health Care Regulation

Under extensive health care regulations, we must meet requirements to participate in government programs, including Medicare and Medicaid. Such extensive regulations include, among others:

•	Medicare and Medicaid anti-kickback and anti-fraud and abuse amendments codified under Section 1128B(b) of the Social Security Act (Anti-kickback Statute) prohibit certain business practices and relationships that might affect the provision and cost of health care services payable under the Medicare and Medicaid programs and other government programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid for by such programs. Many states have statutes similar to the federal Anti-kickback Statute, except that the state statutes usually apply to referrals for services reimbursed by all third-party payers, not just federal programs.

•	Section 1877 of the Social Security Act (also known as the Stark law) generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, unless one of several exceptions applies. A violation of the Stark law may result in a denial of payment, required refunds to patients and the Medicare program, civil penalties of various monetary amounts depending on the violation, and exclusion from participation in the Medicare and Medicaid programs and other federal programs. To the extent we provide “designated health services” or refer patients for “designated health services” our financial relationships with referring physicians may be subject to the Stark Law.

•	Health Insurance Portability and Accountability Act (HIPAA) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules addressing the use and disclosure of individually identifiable health information and the rights of patients to understand and control how their information is used and disclosed. The law provides both criminal and civil fines and penalties for covered entities that fail to comply. The Health Information Technology for Economic and Clinical Health (HITECH) Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, modified and expanded the privacy and security requirements of HIPAA. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities and establishes new mandatory federal requirements for notification of breaches of security involving protected health information. The U.S. Department of Health and Human Services is responsible for enforcing the requirement that covered entities notify any individual whose protected health information has been improperly acquired, accessed, used, or disclosed.

•	The federal False Claims Act (FCA) can be used to prosecute Medicare and other government program fraud involving issues such as coding errors and billing for services not provided. Further, the FCA covers payments involving federal funds in connection with the health insurance exchanges created under The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (PPACA), if those payments involve any federal funds. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Effective March 14, 2016, an overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Submission of a claim for an item or service generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Civil monetary penalties will increase by up to 150% by August 1, 2016, and will increase annually thereafter. A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. Federal law provides an incentive to states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

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

Health Care Reform

PPACA has increased and is expected to continue to increase the number of insured patients particularly in states that have expanded Medicaid, which, in turn, has reduced and is expected to continue to reduce the percentage of our revenues from self-pay patients. However, other aspects of PPACA, including payment reductions and uncertainty regarding implementation and potential changes to the law, create uncertainty regarding the law’s ultimate impact.

The U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. PPACA mandates that substantially all U.S. citizens maintain medical insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Based on projections issued by the Congressional Budget Office, or CBO, in March 2015, the incremental insurance coverage due to the Reform Legislation could result in 25 million formerly uninsured Americans gaining coverage by the end of 2025.

As the number of persons with access to health insurance in the United States increases, there may be a resulting increase in the number of patients we transport who have health insurance coverage. States with the greatest reductions in the number of uninsured adult residents have established a health insurance exchange operated either by the state or in partnership with the federal government and also expanded Medicaid. However, states may opt out of the Medicaid coverage expansion provisions of PPACA without losing existing federal Medicaid funding. A number of states have opted out of the Medicaid coverage expansion provisions, but could ultimately decide to expand their programs at a later date. Some states that have opted out are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan. Failure to expand Medicaid or implement an effective alternative in these states will likely have a negative impact on the goal of reducing the number of uninsured individuals. However, despite these expansions in coverage, reductions in the growth of Medicare reimbursement pursuant to PPACA may adversely affect our net patient transport revenue over time.

PPACA also includes provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. PPACA amends several existing federal laws, including the federal anti-kickback statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers that violate applicable laws and regulations.

However, because of the many variables involved, including clarifications and modifications resulting from the rule-making process, legislative efforts to repeal or modify the law, future judicial interpretations resulting from court challenges to its constitutionality and interpretation, the development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of PPACA, it is difficult to predict the ultimate effect of PPACA. We may not be able to fully realize the positive impact PPACA may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from PPACA.

Other Regulations

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Stock Market rules, and other federal and state securities laws. Certain of our operations are also subject to (i) the Payment Card Industry (PCI) data set standards; and (ii) regulation under the Foreign Corrupt Practices Act and various laws related to the export of emergency medical interiors manufactured by United Rotorcraft, including, among others, the U.S. Export Administration Regulations and the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls. In addition, our operations are subject to various other federal, state, and local laws and regulations relating to environmental and occupational safety and health, including the Occupational Safety and Health Administration regulations.

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

ITEM 1A. RISK FACTORS

Our actual operating results and financial condition may differ materially from those described in forward-looking statements as a result of various factors, including but not limited to, those described below. You should carefully consider the following risk factors in addition to other information included in this Annual Report on Form 10-K.

•	Our results of operations fluctuate due to weather and other factors associated with the air medical industry.

Almost all patient transport revenue and approximately 20% of AMS contract revenue are dependent upon flight volume. Approximately 15% of AMS operating costs incurred during 2015 also varied with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Further, prolonged periods of adverse weather conditions may lead referring agencies to incorrectly assume that our bases are out-of-service for weather even though that is not the case, thereby leading to decreases in requests and patient transports. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower patient transport revenue during these months. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 3,160 higher in 2015 compared to 2014.

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

•	We depend on reimbursement by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement rate and collection cycle.

We respond to calls for air medical transport without pre-screening the third party payer coverage or the creditworthiness of the patient. For our independent service operations, we invoice patients and their insurers directly for services rendered and recognize revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of our collection rate, payer mix, and timely and effective collection efforts. As discussed below, our financial condition, results of operations, and liquidity may be adversely affected by changes to any of the foregoing factors.

Payer Mix

We are subject to risks related to changes in the mix of privately insured versus uninsured or government-sponsored insured patients that receive our medical services. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $18.2 million to $19.2 million in pre-tax operating results over one year. Similar to Medicaid reimbursement rates, Medicare rates are also less than the cost of providing air medical transportation, and our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. The percentage of our patient transports covered by Medicare increased to 34.4% in 2015, compared to 33.3% and 32.7% in 2014 and 2013, respectively.

Collection Efforts

Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the labor participation rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in every jurisdiction have remained well below the cost of providing air medical transportation. The collection rate may also be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and cost containment and utilization decisions of third-party payers.

Health insurers continue to focus on providers that are often out-of-network such as our Company. As part of their efforts to contain costs, health insurers may unilaterally change their historical reimbursement amounts, establish and thereafter change billing and reimbursement procedures, as well as deny claims for, among other things, medical necessity. All of the tactics deployed by health insurers have extended the time period necessary to collect payment and have contributed to a year-over-year increase in our days’ sales outstanding of 21 days. As a result of such delays in our cash collections, we assume the financial risk of carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. We cannot guarantee that the extended collection period will not result in decreased collection rates. There is no assurance that we will be able to maintain historical collection and payment rates from health insurers.

Collection Rates

Reimbursement per transport from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. To the extent that health care reform or other forces result in a reversal of the trend away from private insurance coverage, reimbursement rates may increase. Certain insurance companies have not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for patient transports.

•	We may be adversely affected by consolidation of health insurers.

Consolidation of insurance payers could place pressure on flight demand and increase the integrated entities’ leverage to apply discounts to reimbursement rates. We cannot predict whether we will be able to respond effectively to the impact of increased consolidation by health insurers.

•	If we experience deterioration in the collectibility of patient responsibility accounts, our financial condition, results of operations, or liquidity could be adversely affected.

As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of PPACA, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to current and future reimbursement trends. A primary collection risk relates to outstanding patient balances for which the primary insurance payer has paid some but not all of the outstanding balance, with the remaining outstanding balance owed by the patient. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payer mix, economic conditions or trends in federal and state governmental healthcare coverage or applicable laws may affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectibility.

We may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts and high-deductible plans, that shift greater responsibility for care to individuals through greater exclusions and higher copayment and deductible amounts. Further, our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at emergency air ambulance charges and collection practices for uninsured and underinsured patients. If we experience further deterioration in collectibility of patient responsibility accounts and the balances remaining continue to increase, our financial condition, results of operations, or liquidity could be adversely affected.

•	Providers in the health care industry have been the subject of federal and state investigations, and we may become subject to investigations in the future.

State and federal statutes impose substantial penalties—including civil and criminal fines, exclusion from participation in government programs, and imprisonment—on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill governmental or other third-party payers for services. Third party payers typically have differing and complex billing and documentation requirements that we must meet in order to receive reimbursement for our services. We believe that audits, inquiries, and investigations from government agencies will continue to occur from time to time in the ordinary course of our business, including as a result of our arrangements with hospitals and health care providers and of our UR Division contracts. In addition, we may be subject to increased audits from private payers to the extent they encounter pricing pressures related to health care reform. This could result in substantial defense costs to us and a diversion of management’s time and attention. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, may have a material adverse effect on our financial condition and results of operations.

•	We are unable to predict the impact of PPACA, which represents significant change across the health care industry.

One of the key goals of PPACA is to increase access to health benefits for the uninsured or underinsured populations, partially through new federal rules related to private health insurance offerings. PPACA also includes, among other things, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. The new federal rules in PPACA may create pricing pressure on private health insurance premiums and, as a result, pricing pressure on providers. PPACA also includes provisions that expand the government’s ability to combat health care program fraud, abuse, and waste. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to public or private insurance exchanges, collection rates may decrease. Government-run programs, such as Medicare and Medicaid, may also impose additional discounts in determining their reimbursement rates to offset the cost of expanding coverage to a greater number of participants. In addition, states are allowed to opt out of the Medicaid expansion, which may limit the number of uninsured patients which receive coverage.

In connection with health care reform, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including, among other things, legislation that (i) prevents an emergency air ambulance provider from collecting any unpaid balance from the patient; and (ii) seeks to define sufficient reimbursement rates as the equivalent of the amounts paid by Medicare or another rate that is less than usual and customary rates. Our financial condition, results of operations, or cash flows could be adversely affected by such legislation. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from PPACA or other federal or state health reform initiatives.

•	If we are not able to find suitable acquisition candidates or successfully integrate completed acquisitions into our current operations, we may not be able to profitably grow or operate our company.

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

•	Failure to achieve expected benefits of the Tri-State Careflight L.L.C. (TSCF) acquisition and to integrate TSCF’s operations with ours could adversely affect us.

We believe that we will achieve synergies from the acquisition of TSCF through the elimination of overlapping operations and centralizing many support functions. However, we cannot be certain whether, and to what extent, additional efficiencies and cost savings in connection with the TSCF transaction will be achieved in the future. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

•	Tourism operations may be adversely impacted by weather, global economic conditions and reliance on third-party booking agencies.

All tourism revenue is dependent upon flight volume but approximately only 26% of our tourism operating expenses incurred during the year ended December 31, 2015, varied with the number of hours flown. Typically, flight volume for Sundance’s operations tends to be lower during the first and fourth quarters of the year due to the length of daylight hours and traditional vacation schedules. BHH does not experience significant seasonal variation in passenger volume. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. In addition, approximately 24% of Sundance’s bookings originate with one online booking company. Termination of this contract may negatively impact the number of reservations booked with Sundance.

•	Our business relies extensively on two key third-party suppliers for aircraft and aircraft parts. Failure of these parties to perform as expected, or interruptions in our relationships with these suppliers or their provision of services to us, could have an adverse effect on our financial position and results of operations.

We currently obtain a substantial portion of our helicopter spare parts and components from Airbus and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2015, Airbus aircraft compose 80% of our helicopter fleet while Bell aircraft constitute 17%. Based upon the manufacturing capabilities and industry contacts of Airbus, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for Airbus, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations, including competitive pressures within our tourism operations.

•	We are the subject of various legal proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

We are a party to various legal proceedings and other related matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of our legal proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be an adverse impact on our financial position, results of operations and liquidity.

•	The market for sale of secondary used aircraft is limited and we may not realize the full value of our long-lived assets, resulting in impairment charges or losses upon disposition.

We are dependent upon the secondary used aircraft market to dispose of older models of aircraft as part of our ongoing fleet rejuvenation efforts. In the past several years, the demand for used aircraft has diminished. The decline in the oil and gas exploration industry has also increased the number of used aircraft on the market. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition as part of our fleet rejuvenation usually have lower carrying costs than new aircraft. We have also been able to convert some aircraft to spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

•	Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect our operations and result in increased cost of operations.

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

•	Our AMS and Tourism operations are highly competitive. Competition presents an ongoing threat to the success of our businesses.

We face significant competition from several national and regional air medical transportation providers for contracts with hospitals and other health care institutions. A number of hospitals and health care institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition, we face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments for patient transports. In some cases, advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing AMS contracts, preferred provider agreements, or market share in the future.

Our Tourism Division faces competition from two larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. Aerial tourism operators generally compete on the basis of price and customer satisfaction. Strong brand recognition and proximity to popular vacation sights also help to distinguish one competitor over another. Some operators also provide innovative but higher risk operations, such as doors-off flights, to attract customers. There can be no assurance that we will be able to continue to compete successfully for market share in the future.

•	Sundance maintains a strategic partnership, the loss of which would materially disrupt its operations and adversely impact its financial position.

Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. The relationship between Sundance and the Hualapai has been in place for over 25 years, and in the first quarter of 2016, the contract was extended through March 2017. The contract results in mutual benefit, providing flights for Sundance and additional tourist traffic at Hualapai attractions. Failure to continue to successfully renew the contract with the Hualapai could have a significant adverse impact on the results of operations for the Tourism Division.

•	Future changes in airport access could limit tourism flight volume.

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

•	Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most AMS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In independent model operations, our personnel perform medical procedures on transported patients, which may expose us directly to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical and tourism operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical or tourism accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. Approximately 30% of any increases in hull and liability insurance for our AMS operations may be passed through to our AMS contract customers according to contract terms.

•	We could experience adverse publicity, harm to our brand, reduced requests or bookings, and potential tort liability as a result of an accident or incident involving our aircraft, which may cause a material adverse effect on our results of operations, financial position, or cash flows.

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

•	Volatility in fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on our cost of operations and profitability.

Fuel accounted for 3.0% of total AMS operating expenses and 8.2% of Tourism operating expenses for the year ended December 31, 2015. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our AMS hospital contract customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for community-based operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers. Economic and competitive conditions may also limit our ability to fully recover increased fuel costs for community-based operations and tourism operations. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2015, fuel derivatives covered the majority of our fuel consumption, and in the first quarter of 2016, we entered into fuel derivatives to protect the majority of our anticipated fuel consumption for 2016 against upward movements in price exceeding 20%.

•	If we are unable to effectively compete for the employees needed to run our operations, our business would be adversely affected.

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

•	Restrictive covenants in our debt agreements could limit our financial and operational flexibility.

Our senior credit facility contains restrictive financial and operating covenants, including restrictions on our ability to incur additional indebtedness and to engage in various corporate transactions such as mergers, acquisitions, asset sales, repurchases of our common stock, and payment of future cash dividends. These covenants may restrict future growth through the limitation on acquisitions and may adversely impact our ability to implement our business plan. Failure to comply with the covenants defined in the agreement or to maintain the required financial ratios could result in an event of default and accelerate payment of the principal balances due under the senior credit facility. Given factors beyond our control, such as interruptions in operations from unusual weather patterns or decreases in flight volume due to overall economic conditions not included in current projections, there can be no assurance that we will be able to remain in compliance with financial covenants in the future, or that, in the event of non-compliance, we will be able to obtain waivers from the lenders, or that to obtain such waivers, we will not be required to pay lenders significant cash or equity compensation.

•	Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

We are dependent on the proper function, availability and security of our information systems, including without limitation those systems utilized in our flight, dispatch, collection, and Tourism retail operations. We have undertaken measures to protect the safety and security of our information systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security and disaster recovery measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures or our disaster recovery plan will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our patients, customers, and regulators, which could result in reputational damage, fines, litigation, or negative publicity.

•	Extensive government regulation could increase our operating costs and restrict our ability to conduct our business.

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

•	We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.

We are obligated under debt facilities and capital lease arrangements providing for up to $824.5 million of indebtedness, of which $699.5 million was outstanding at December 31, 2015, and operating lease obligations which total $42.2 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

Our senior credit facility provides for up to $650 million in term loans and a revolving line of credit of $125 million, all of which bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2015, we had $243.8 million in term loans outstanding and no balance against the revolving line of credit. The weighted average interest rate in effect for all borrowings under the senior credit facility during 2015 was 2.1%. Increases in the indices on which our interest rates are based will increase our interest expense.

After giving effect to the Company’s recent acquisition of Tri-State Careflight, L.L.C, stock buyback activity and conversions, we will have a substantial amount of indebtedness, which will require significant interest and principal payments. As a result of such indebtedness, the Company may experience (i) increased vulnerability to adverse general economic or industry conditions; (ii) limited ability to retain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements; (iii) increased costs of borrowing; and (iv) limited flexibility in planning for, or reacting to, changes in our business or the industry in which we operate.

•	Our certificate of incorporation does not currently restrict a foreign person from owning greater than 25% of our common stock. In the event a foreign person acquired greater than 25% of our common stock, our air operating certificate may be revoked.

Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2015, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 116,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We hold a lease through January 2025 for approximately 37,700 square feet of office space in San Bernardino, California, for our medical billing department and through February 2021 for approximately 39,000 square feet of office space in Omaha, Nebraska, for our communications, dispatch, and patient transfer service centers. Both leases contain options to extend the terms past the stated expiration dates. We hold leases through August 2028 for approximately 11,000 square feet of office space in Las Vegas, Nevada, for Sundance’s primary guest center and through November 2016 for approximately 12,900 square feet of office space in Kahului, Hawaii, for BHH’s headquarters. We also own and lease various properties for depot level maintenance, warehouse, Tourism guest centers, and administration purposes. We believe that these facilities are in good condition and suitable for our present requirements.

Equipment and Parts

As of December 31, 2015, our aircraft fleet consisted of 321 Company-owned aircraft and 92 leased aircraft, as well as 54 aircraft owned by AMS customers and operated by us under contracts with them.

Company Operated Aircraft
Type	AMS Division	AMS Customer- Owned	Tourism	Total

Single-Engine Helicopters:
Bell 407	50	12	—	62
Airbus AS 350	88	5	24	117
Airbus EC 130	47	1	41	89
Total Single-Engine	185	18	65	268
Twin-Engine Helicopters:
Bell 412	3	—	—	3
Bell 429	4	1	—	5
Bell 430	3	—	—	3
Airbus AS 365	—	5	—	5
Airbus BK 117	30	2	—	32
Airbus EC 135	77	6	—	83
Airbus EC 145	13	9	—	22
Boeing MD 902	1	1	—	2
Agusta 109	5	2	—	7
Agusta 119	1	6	—	7
Total Twin-Engine	137	32	—	169
Total Helicopters	322	50	65	437

Airplanes:
Cessna	—	—	2	2
King Air B 100	1	—	—	1
King Air B 200	2	1	—	3
Pilatus PC 12	20	3	—	23
Lear Jet	1	—	—	1
Total Airplanes	24	4	2	30
TOTALS	346	54	67	467

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

We have experienced no significant difficulties in obtaining required parts for our helicopters. Repair and replacement components are purchased primarily through Airbus and Bell, whose aircraft make up most of our fleet. Based upon the manufacturing capabilities and industry contacts of Airbus and Bell, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components. Any termination of production by Airbus or Bell would require us to obtain spare parts from other suppliers, which are not currently in place.

ITEM 3.	LEGAL PROCEEDINGS

On January 30, 2013, we were served with a class action lawsuit, Helmick and Williams v. Air Methods Corporation, filed in Superior Court in Alameda County, California. The lawsuit alleges failure to pay wages and overtime, failure to provide rest and meal breaks or to pay compensation in lieu of such breaks, failure to pay timely wages on termination, failure to provide accurate wage statements, and unlawful business practices and unfair competition within the jurisdiction of the state of California. Plaintiff is seeking compensatory damages and other applicable statutory damages, penalties and wages under the California Labor Code, and attorneys' fees, interest and costs.

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

Year Ended December 31, 2015

Common Stock	High	Low

First Quarter	$53.47	41.10
Second Quarter	48.00	40.17
Third Quarter	42.65	34.09
Fourth Quarter	45.37	33.32

Year Ended December 31, 2014

Common Stock	High	Low

First Quarter	$57.85	50.35
Second Quarter	56.58	45.30
Third Quarter	59.81	49.96
Fourth Quarter	56.85	41.08

As of February 19, 2016, there were approximately 177 holders of record of our common stock.

For the past two fiscal years, we have not paid any cash dividends on our common stock. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

During the three months ended December 31, 2015, we purchased shares of our common stock on the open market as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1 – 31, 2015	—	—	—	—
November 1 – 30, 2015	—	—	—	—
December 1 - 31, 2015	320,988	$41.92	320,988	$186.5 million

On August 6, 2015, we publicly announced our Board of Directors’ approval of a repurchase program of up to $200 million of our common stock. The program as approved by the Board does not have an expiration date; however, future purchases may be subject to restrictions by the terms of our senior credit facility.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2010 through December 31, 2015, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies1 in industries similar to those of the Company. The peer group consists of health care, aviation, transportation, and logistics companies. We believe this group is our most appropriate peer group for stock comparison purposes because of the companies’ relative size measured by revenues, market valuation, and performance and because they are reflective of the markets in which we compete. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock or the indices on December 31, 2010, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-10	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15
AIR METHODS CORPORATION	$100.00	150.08	209.58	330.80	250.00	238.08
S & P 500	100.00	102.11	118.45	156.82	178.29	180.75
PEER GROUP	100.00	97.77	111.21	149.61	169.47	148.57

[1]Members of Peer Group:
Amsurg Corp	Heico Corp	PHI, Inc.
Atlas Air Worldwide Holdings, Inc.	HUB Group, Inc.	Roadrunner Transportation Systems, Inc.
Bristow Group, Inc.	Knight Transportation, Inc.	Select Medical Holdings Corp
GATX Corp	LHC Group, Inc.	Teamhealth Holdings, Inc.
Hanger, Inc.	Lifepoint Health, Inc.	UTI Worldwide, Inc.
Healthways, Inc.	Mednax, Inc.	Viad Corp

ITEM 6.	SELECTED FINANCIAL DATA

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

SELECTED FINANCIAL DATA OF THE COMPANY

(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Comprehensive Income Data:

Revenue	$1,085,686	1,004,773	879,161	850,812	660,549

Operating expenses	(739,439)	(683,818)	(645,119)	(583,156)	(485,914)
General and administrative expenses	(146,391)	(137,477)	(112,502)	(97,324)	(81,162)
Other expense, net	(19,939)	(20,640)	(19,187)	(17,388)	(16,171)
Income from continuing operations before income taxes	179,917	162,838	102,353	152,944	77,302
Income tax expense	(70,234)	(63,460)	(39,752)	(59,792)	(30,728)

Income from continuing operations	109,683	99,378	62,601	93,152	46,574
Loss on discontinued operations, net of income taxes	(398)	(3,908)	(532)	—	—
Net income	109,285	95,470	62,069	93,152	46,574
Less net income (loss) attributable to non-controlling interests	640	599	(270)	—	—
Net income attributable to Air Methods Corporation and subsidiaries	$108,645	94,871	62,339	93,152	46,574

Basic income per common share:
Continuing operations	$2.75	2.57	1.56	2.41	1.23
Discontinued operations	(.01)	(.10)	(.01)	—	—
Net income	$2.74	2.47	1.55	2.41	1.23

Diluted income per common share:
Continuing operations	$2.74	2.56	1.55	2.39	1.21
Discontinued operations	(.01)	(.10)	(.01)	—	—
Net income	$2.73	2.46	1.54	2.39	1.21

Weighted average number of shares of Common Stock outstanding - basic	39,272,585	39,163,080	38,923,206	38,594,286	37,999,422

Weighted average number of shares of Common Stock outstanding - diluted	39,420,963	39,348,291	39,210,392	39,044,468	38,482,785

SELECTED FINANCIAL DATA OF THE COMPANY

(Amounts in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,557,281	1,361,305	1,252,541	1,118,863	1,028,471
Long-term liabilities	825,192	723,575	727,899	687,598	577,515
Stockholders' equity	573,875	471,909	367,959	299,610	287,902

SELECTED OPERATING DATA

	2015	2014	2013		2012	2011
For year ended December 31:
Patient transports	63,104	57,940	53,805		55,976	45,480	(1)
Tourism passengers	466,057	421,212	221,730	(2)	—	—
As of December 31:
Community-based locations	209	189	179		169	165
AMS contract locations	84	97	109		141	136

(1) Includes transports for Omniflight locations from August 1 through December 31, 2011, only.

(2) Includes passengers for BHH from December 13 through December 31, 2013, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “may,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates, net revenue per transport, and days’ sales outstanding for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of PPACA and other changes in laws and regulations; delivery timelines under UR contracts; impact of recently issued accounting pronouncements; intention not to pay cash dividends in the future; competitive advantage gained by our higher quality standards; unionization of our work groups; uses of new aircraft and disposition of older aircraft; commitments to purchase new aircraft; intention to exercise early lease buy-out options on certain aircraft and the means of financing such buy-outs; completion of the buy-out of the former owners of BHH; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In 2015 the AMS Division generated 86% of our total revenue, compared to 86% in 2014 and 91% in 2013.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In 2015 the Tourism Division generated 12% of our total revenue, compared to 12% in 2014 and 6% in 2013.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In 2015 the UR Division generated 2% of our total revenue, compared to 2% in 2014 and 3% in 2013.

See Note 15 to consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 85% of AMS operating costs incurred during 2015 was mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Further, prolonged periods of adverse weather conditions may lead referring agencies to incorrectly assume that our bases are out-of-service for weather even though that is not the case, thereby leading to decreases in requests and patient transports. Total patient transports for community-based locations were 63,104 for 2015 compared to 57,940 for 2014. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 56,577 in 2015 compared to 56,814 in 2014. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 3,160 higher in 2015 compared to 2014. Requests for service increased by 4.5% for the year ended December 31, 2015, for bases open greater than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening third-party payer coverage or creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of collection rate, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation.

Private insurers may also take additional time to review claims and related documentation, including proof of medical necessity, and increase the frequency of such reviews, thus elongating the collection cycle. The collection rate and cycle may also both be impacted if private insurers pay patients directly rather than remitting payment to the Company.

One of the primary goals of PPACA was to decrease the number of uninsured Americans. We believe that the movement from self-pay patients to Medicaid in our payer mix shown below is attributable to the expansion of Medicaid eligibility under PPACA. To date, we have not experienced an increase in the percentage of transports covered by private insurance as a result of PPACA. See further discussion regarding the impact of PPACA in the Government Regulation section of Part I of this report.

Net reimbursement per transport increased 3.9% in the year ended December 31, 2015, compared to 2014, attributed to recent price increases net of deteriorations in payer mix and collection rate. Payer mix, based on number of transports, was as follows

	For years ended December 31,
	2015	2014
Private insurance carriers	27.4%	28.1%
Government-sponsored insurance plans	3.8%	3.6%
Medicare	34.4%	33.3%
Medicaid	24.3%	23.1%
Self-pay patients	10.1%	11.9%

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

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 74% of tourism operating costs incurred during 2015 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total Tourism passenger count increased to 466,057 in 2015 from 421,212 in 2014.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. Two models of aircraft within our fleet, representing 7% of the rotor wing fleet, are no longer in production and are, therefore, susceptible to price increases which outpace general inflationary trends. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2014, we have taken delivery of 46 new aircraft. During the first quarter of 2015, we entered into an agreement to take delivery of 200 Bell 407GXP helicopters beginning in 2016 over a ten-year term, subject to an early termination right exercisable by us. We also have commitments to take delivery of eight other aircraft through the end of 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 14.5% in 2015 compared to 2014, while total AMS flight volume increased 2.2% over the same period. Aircraft maintenance expense for the Tourism Division increased 20.1% in 2015 compared to 2014, compared to a 6.7% increase in corresponding flight hours. The changes in maintenance expense reflect normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft. We do not expect further costs related to this remediation effort.

•	Competitive pressures from low-cost providers. We are recognized within the air medical services industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2015 compared to 2014

We reported net income of $108,645,000 for the year ended December 31, 2015, compared to $94,871,000 for the year ended December 31, 2014. Net reimbursement per patient transport increased 3.9% in 2015 compared to 2014, while Same-Base Transports decreased 0.4% over the same period.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $88,912,000, or 13.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, for the following reasons:

•	Increase of 3.9% in net reimbursement per transport for the year ended December 31, 2015, compared to 2014, due to the benefit of recent price increases net of the deterioration in payer mix and collection rate described above.
•	Decrease of 237, or 0.4%, in Same-Base Transports for the year ended December 31, 2015, compared to 2014. Cancellations due to unfavorable weather conditions for bases open longer than one year were 3,160 higher in 2015 compared to 2014. Requests for service increased by 4.5% in 2015 for bases open greater than one year.
•	Incremental net revenue of $83,228,000 for the year ended December 31, 2015, generated from the addition of 42 new bases, including 22 bases resulting from the conversion of hospital contracts, during either 2015 or 2014.
•	Closure of eleven bases during either 2015 or 2014, resulting in a decrease in net revenue of approximately $7,270,000 during the year ended December 31, 2015.

Air medical services contract revenue decreased $22,843,000, or 12.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, for the following reasons:

•	Cessation of service under five contracts and the conversion of eight contracts to community-based operations during either 2015 or 2014, resulting in a decrease in net revenue of approximately $27,760,000 for the year ended December 31, 2015.
•	Incremental net revenue of $2,663,000 for the year ended December 31, 2015, generated from the addition of one new air medical services contract and the expansion of three contracts to additional bases of operation during either 2015 or 2014.
•	Relatively unchanged flight volume for the year ended December 31, 2015, for all contracts excluding the new contract, contract expansions, and closed contracts discussed above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $37,039,000, or 10.3%, for the year ended December 31, 2015, compared to 2014, for the following reasons:

•	Increase of approximately $37,303,000 for the year ended December 31, 2015, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $17,732,000 for the year ended December 31, 2015, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $6,196,000, or 4.7%, for the year ended December 31, 2015, in comparison to 2014. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

•	Increase of $13,342,000, or 14.5%, to $105,390,000 in AMS aircraft maintenance expense in 2015 compared to 2014, while total flight volume for AMS operations increased 2.2% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During 2015 we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft. We do not expect further costs related to this remediation effort.
•	Decrease of 25.1% in the cost of aircraft fuel per hour flown for AMS operations. Total AMS fuel costs decreased $4,617,000, or 18.2%, to $20,772,000 for 2015, compared to 2014.
•	Decreases in hull insurance rates effective July 2015 and 2014.

Tourism

Tourism and charter revenue increased $11,759,000, or 10.1% for the year ended December 31, 2015, compared to 2014, reflecting an increase in tourism passengers from 421,212 to 466,057.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $8,002,000, or 10.3%, in 2015, primarily due to the increase in the number of passengers. Other factors in the increase include the following:

•	Increase of $1,949,000, or 19.6%, in the cost of tour amenities for our Grand Canyon operations in 2015, primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon effective May 2014 and to higher passenger volume.
•	Increase of $4,962,000, or 20.1%, in Tourism aircraft maintenance expense to $29,620,000 in 2015, compared to 2014, reflecting an increase of 6.7% in total flight hours, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.
•	Decrease of 27.6% in the cost of aircraft fuel per hour flown in 2015, compared to 2014. Total Tourism fuel costs decreased $2,754,000, or 22.7%, to $9,360,000 for 2015, compared to 2014.

United Rotorcraft Division

Medical interiors and products revenue decreased $365,000, or 1.5%, for the year ended December 31, 2015, compared to 2014. Significant projects during 2015 included the completion of 23 multi-mission interiors for the U.S. Army’s HH-60M helicopter and fifty interiors for an older generation of the U.S. Army’s Black Hawk helicopter, as well as work on eight aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2015, was as follows:

•	$17,297,000 – governmental entities
•	$7,182,000 – commercial customers

Significant projects completed or in process during 2014 included work on 27 multi-mission interiors for the U.S. Army’s HH-60M helicopter, 35 interiors for an older generation of the U.S. Army’s Black Hawk helicopter, and fifteen aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2014, was as follows:

•	$16,419,000 – governmental entities
•	$8,425,000 – commercial customers

Cost of medical interiors and products decreased $4,558,000, or 18.8%, for the year ended December 31, 2015, as compared to the previous year, due primarily to the change in sales volume and improved contract profit margins. Commercial projects in 2014 included several development projects which typically have lower margins than established products. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

General and administrative (G&A) expenses increased $8,914,000, or 6.5%, for the year ended December 31, 2015, compared to 2014. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and Tourism customer service and reservations. Since January 1, 2014, we have opened 42 new community-based locations, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. Equity and incentive compensation accruals related to our financial performance also increased $668,000 during 2015, compared to 2014.

Income tax expense was $70,234,000, or 39.0% of income from continuing operations before taxes in 2015 and $63,460,000, or 39.0% of income from continuing operations before taxes in 2014. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

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

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $90,754,000, or 15.5%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, for the following reasons:

•	Increase of 7.2% in net reimbursement per transport for the year ended December 31, 2014, compared to 2013, due to the benefit of recent price increases net of a deterioration in payer mix.
•	Increase of 675, or 1.3%, in Same-Base Transports for the year ended December 31, 2014, compared to 2013. Cancellations due to unfavorable weather conditions for bases open longer than one year were 445 lower in 2014 compared to 2013. Requests for service increased by 2.6% in 2014 for bases open greater than one year.
•	Incremental net revenue of $71,455,000 for the year ended December 31, 2014, generated from the addition of 41 new bases, including fifteen bases resulting from the conversion of hospital contracts, during either 2014 or 2013.
•	Closure of eighteen bases during either 2014 or 2013, resulting in a decrease in net revenue of approximately $16,176,000 during the year ended December 31, 2014.

Air medical services contract revenue decreased $27,768,000, or 13.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013, for the following reasons:

•	Cessation of service under twelve contracts and the conversion of nine contracts to community-based operations during either 2014 or 2013, resulting in a decrease in net revenue of approximately $36,415,000 for the year ended December 31, 2014.
•	Incremental net revenue of $3,633,000 for the year ended December 31, 2014, generated from the addition of one new air medical services contract and the expansion of two contracts to additional bases of operation during either 2014 or 2013.
•	Increase of approximately 0.4% in flight volume for the year ended December 31, 2014, for all contracts excluding the new contract, contract expansions, and closed contracts discussed above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs increased $13,491,000, or 3.9%, for the year ended December 31, 2014, compared to 2013, for the following reasons:

•	Increase of approximately $29,421,000 for the year ended December 31, 2014, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $30,174,000 for the year ended December 31, 2014, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises.

Aircraft operating expenses decreased $18,485,000, or 12.4%, for the year ended December 31, 2014, in comparison to 2013. The decrease in costs is due to the following:

•	Decrease of $12,561,000, or 12.0%, in AMS aircraft maintenance expense to $92,048,000. Total AMS flight volume decreased 3.9% for 2014 compared to 2013. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.
•	Decrease of approximately 6.5% in the cost of aircraft fuel per hour flown for AMS operations. Total AMS fuel costs decreased $22,000 to $25,389,000 for 2014 compared to 2013.
•	Credit of $1,066,000 recorded in 2014 and earned based on the amount of hull insurance claims for the policy period ended June 30, 2014. Expense of $2,000,000 was recorded in 2013 related to hull and liability insurance retention triggered by hull claims incurred during the second quarter of 2013.

Tourism

Tourism and charter revenue increased $59,445,000, or 105.0% for the year ended December 31, 2014, compared to 2013, reflecting an increase in tourism passengers from 221,730 to 421,212. BHH generated revenue of $56,269,000 transporting approximately 200,873 passengers in 2014, compared to revenue of $2,758,000 from 8,809 passengers from December 13 through December 31, 2013.

Tourism operating expenses increased $39,258,000, or 101.7%, in 2014, primarily related to the acquisition of BHH. BHH operating expenses totaled $34,916,000 for 2014, compared to $1,646,000 from December 13 through December 31, 2013. Cost of tour amenities for Sundance operations increased $2,570,000 primarily due to higher access fees charged by the Hualapai Tribe for certain attractions at the Grand Canyon.

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

•	$16,419,000 – governmental entities
•	$8,425,000 – commercial customers

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

•	$15,207,000 – governmental entities
•	$9,098,000 – commercial customers

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

G&A expenses increased $24,975,000, or 22.2%, for the year ended December 31, 2014, compared to 2013. Total G&A expenses related to BHH operations were $8,821,000 for 2014, compared to $379,000 from December 13 through December 31, 2013. Excluding the impact of BHH, G&A expenses increased 14.7% in 2014, compared to 2013, reflecting branding and marketing initiatives for both air medical services and tourism, as well as the addition of senior management positions to enhance the company’s ability to implement its growth strategy. Since March 31, 2013, we have converted nine AMS contracts to community-based operations, resulting in fifteen additional bases and contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. In addition, equity compensation and incentive compensation accruals related to our financial performance increased $8,564,000 and legal expenses related to the California lawsuit described in Item 3 of this report increased $719,000 in 2014 compared to 2013.

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

Discontinued Operations

In December 2014, we discontinued all long-range fixed wing medical transportation operations conducted by our subsidiary, American Jets, Inc., (AJI) which we acquired in July 2013. The loss from discontinued operations in 2014 included the write off of $1.5 million in goodwill and impairment losses of $372,000 to reduce aircraft to fair value. The aircraft were classified as assets held for sale at December 31, 2014.

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2015 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$610,696	39,091	100,984	248,838	221,783
Interest payments (1)	103,988	18,903	33,694	25,655	25,736
Total long-term debt obligations	714,684	57,994	134,678	274,493	247,519

Capital leases	88,796	20,407	33,914	22,033	12,442
Interest payments	7,762	2,714	3,308	1,485	255
Total capital lease obligations	96,558	23,121	37,222	23,518	12,697

Operating leases	42,247	6,987	8,774	3,923	22,563
Aircraft purchase commitments	910,624	66,080	195,869	178,651	470,024

Total	$1,764,113	154,182	376,543	480,585	752,803

(1)	Interest payments include an estimate of variable-rate interest on notes with principal balances totaling $243,750,000 as of December 31, 2015. Variable interest was estimated using the weighted average rate in effect during 2015 for each note and the average balance outstanding against the revolving credit facility during 2015.

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

As of December 31, 2015, we had a purchase commitment for 200 Bell 407GXP helicopters to be delivered over a ten-year term beginning in 2016, subject to an early termination right exercisable by us, and purchase commitments for eight additional aircraft. All aircraft purchase commitments totaled $910.6 million. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $12.4 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2015, we have received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2016. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

Letters of Credit

As of December 31, 2015, we had four letters of credit totaling $5,965,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

Our working capital position was $323,695,000 at December 31, 2015, compared to $241,001,000 at December 31, 2014. Cash generated by continuing operating activities totaled $171,090,000 in 2015 compared to $177,301,000 in 2014. Receivables increased by $75.7 million during 2015, compared to $57.3 million during 2014, partly because of the new bases and AMS contract conversions discussed above. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 136 at December 31, 2015, compared to 115 at December 31, 2014. The increase in DSO’s is attributed in part to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing and to an increase in the number of accounts subjected to the extended review process by private insurers. We do not expect the claims processing times for private insurers to improve in the near-term.

Cash used for continuing investing activities totaled $227,207,000 in 2015, compared to $131,369,000 in 2014. Equipment acquisitions in 2015 included the purchase of 33 aircraft for approximately $126.5 million and the buy-out of sixteen previously leased aircraft for $17.7 million. During 2015 we also acquired five aircraft, medical equipment, and certain other intangible assets totaling $64.9 million from two hospital customers in connection with converting the program to community-based operations. We sold fourteen aircraft in 2015 for $7.6 million. Equipment acquisitions in 2014 included the buy-out of 22 previously leased aircraft for approximately $28.8 million, the purchase of 26 aircraft for approximately $92.7 million, and the manufacture and installation of aircraft interiors for approximately $11.5 million. We also sold 27 aircraft in 2014 for $18.1 million.

Continuing financing activities provided $48,827,000 in 2015 compared to using $41,054,000 in 2014. The primary uses of cash in both 2015 and 2014 were regularly scheduled payments of long-term debt and capital lease obligations and capital lease buy-outs. We also prepaid $12 million and $40 million of the outstanding term loan balance on our senior credit facility during 2015 and 2014, respectively. During 2015 and 2014 we originated 41 and 26 notes, respectively, primarily to finance the acquisition of aircraft and capital lease buy-outs. In 2015 we also repurchased 320,988 shares of our common stock on the open market for $13.5 million.

We currently intend to exercise early lease buy-out options on up to fifteen aircraft totaling approximately $25 million during 2016. We expect to finance the buy-outs under long-term notes and with internally generated cash flow or availability under the line of credit.

In the third quarter of 2015, the former owners of BHH exercised their right to require us to acquire their remaining 10% ownership interest for $8.4 million, based on BHH’s operating results. We expect to complete the buyout in the first quarter of 2016.

In January 2016, we acquired 100% of the membership interest of Tri-State Care Flight, LLC, an Arizona limited liability company, and subsidiary (collectively TSCF), for $222.5 million, subject to final determination of certain working capital adjustments as defined in the membership interest purchase agreement. The acquisition was financed primarily through additional term loans under our senior credit facility.

In January 2016, we also repurchased an additional 319,022 shares of our common stock on the open market for $12.4 million as part of a publicly announced share repurchase program.

Senior Credit Facility

In August 2015, we amended our senior credit facility to increase aggregate term loans available to $650 million and the revolving line of credit to $125 million and to extend the maturity to August 2020. We also prepaid $12 million against our outstanding term loan. As of December 31, 2015, the senior credit facility consisted of term loans with a balance of $243.8 million and no balance outstanding against the revolving credit facility. Remaining available capacity on the revolving credit facility is $119.0 million and is reduced by four outstanding letters of credit totaling $6.0 million. In January 2016 we utilized $220 million of term loans under the senior credit facility to finance the acquisition of TSCF. Subject to certain conditions, we may borrow an additional $180 million in term loans through August 2017. The maturity date, payment schedule, and interest rate on the additional borrowings will be the same as all other outstanding term loans under the senior credit facility.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Accelerating principal payments are due quarterly through June 2020. All remaining principal is due at the maturity date in August 2020 but can be prepaid at any time without penalty. Loans and advances under the senior credit facility bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2015, the interest rate on the term loan was 2.25%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or certain other indebtedness; events of insolvency or bankruptcy; failure to timely discharge certain judgments; failure to maintain first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare future dividends, repurchase shares of the Company’s stock, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2015, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the year ended December 31, 2015, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $29,242,000 in patient transport revenue.

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

Goodwill Valuation

We evaluate goodwill annually in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2015, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In the fourth quarter of 2014, we wrote off $1.5 million in goodwill related to discontinued operations of American Jets, Inc., as discussed more fully in Note 3 to the consolidated financial statements included in Item 8 of this report.

New Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The ASU is effective for periods beginning after December 15, 2016, and may be applied prospectively or retrospectively. We opted to adopt ASU No. 2015-17 retrospectively in 2015, as permitted, and deferred income tax liabilities totaling $21,427,000 as of December 31, 2014, have been reclassified as noncurrent in the accompanying consolidated balance sheets.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified. An acquirer is also required to record the income effect of such adjustments in the same period, calculated as if the adjustment had been made at the acquisition date. The ASU also stipulates disclosure requirements for such adjustments. The ASU is effective for periods beginning after December 15, 2015, and is to be applied prospectively to adjustments occurring after the effective date. We do not expect the implementation to have a material effect on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15 to clarify the presentation of debt issuance costs for lines of credit. Both ASU’s are effective for periods beginning after December 15, 2015, and we do not expect the implementation to have a material effect on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had no outstanding balance at December 31, 2015, and $243,750,000 in notes payable. Based on the amounts outstanding at December 31, 2015, the annual impact of a change of 100 basis points in interest rates would be approximately $2,438,000. Interest rates on these instruments approximate current market rates as of December 31, 2015.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our AMS contract hospital customers pay for all fuel consumed in medical flights. Based on actual fuel usage for our patient transports and tourism flights for the year ended December 31, 2015, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $3,013,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for patient transports and tourism flights can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2015 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above a weighted average price of $2.09 per gallon for wholesale purchases in 2015, covering the majority of our fuel consumption for the year. In the first quarter of 2016, we entered into fuel derivatives to protect against increases in the cost of Gulf Coast jet fuel above a weighted average price of $1.19 per gallon covering the majority of our anticipated fuel consumption for 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, and their report is included herein.

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

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2016, for the Annual Meeting of Stockholders to be held in 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2016, for the Annual Meeting of Stockholders to be held in 2016.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2016, for the Annual Meeting of Stockholders to be held in 2016.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2016, for the Annual Meeting of Stockholders to be held in 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 29, 2016, for the Annual Meeting of Stockholders to be held in 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interests for the years ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014, and 2013

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation[1]

3.2	Amendments to Certificate of Incorporation[2]

3.3	Amendment to Certificate of Incorporation, effective June 18, 2010[3]

3.4	Amendment to Certificate of Incorporation, effective December 14, 2012[4]

3.5	First Amended and Restated Bylaws of Air Methods Corporation[5]

4.1	Specimen Stock Certificate[6]

10.1*	Second Amended and Restated Air Methods Corporation 2006 Equity Compensation Plan[7]

10.2*	Form of 2006 Plan Restricted Stock Grant Agreement[8]

10.3*	Form of 2006 Plan Non-Qualified Stock Option Agreement[9]

10.4*	Form of 2006 Plan Incentive Stock Option Agreement[9]

10.5*	Air Methods Corporation 2015 Equity Incentive Plan[10]

10.6*	Form of 2015 Plan Restricted Stock Agreement

IV-1

10.7*	Form of 2015 Plan Stock Option Agreement (Incentive Stock Options)

10.8*	Form of 2015 Plan Director Stock Option Agreement

10.9*	Form of 2015 Plan Performance-Based Share Unit Award Agreement

10.10*	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at the 2012 Annual Meeting[11]

10.11*	Form of Performance-Based Share Unit Award Agreement[18]

10.12*	Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated September 24, 2012[12]

10.13*	First Amendment to Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated October 1, 2014[13]

10.14*	Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated September 24, 2012[12]

10.15*	Amended and Restated Employment Agreement between the Company and Trent J. Carman, dated September 24, 2012[12]

10.16*	Amended and Restated Employment Agreement between the Company and Crystal Gordon, dated September 24, 2012[14]

10.17*	Employment Agreement between the Company and David M. Doerr, dated October 21, 2013[14]

10.18	Third Amended and Restated Revolving Credit, Term Loan and Security Agreement dated August 21, 2015, among Air Methods Corporation and certain of its subsidiaries; certain lender parties named therein; KeyBank National Association, as Administrative Agent for the lenders, Joint Lead Arranger and Sole Book Runner; PNC Bank, National Association, as Joint Lead Arranger and Co-Syndication Agent; BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent; Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent; Fifth Third Bank, as co-documentation agent; Suntrust Bank, as co-documentation agent; JPMorgan Chase Bank, N.A., as co-documentation agent; and MUFG Union Bank, N.A., as co-documentation agent[15]

10.19	Collective Bargaining Agreement by and between Air Methods Corporation and Office and Professional Employees International Union, Local 109, effective August 28, 2014[16]

10.20	Membership Interest Purchase Agreement dated as of November 4, 2015 by and among Air Methods Corporation, Tri-State Care Flight, L.L.C., Blake A. Stamper and the other sellers listed therein[17]

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

IV-2

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

1	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference.

2	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

3	Filed as an exhibit to the Company's Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference.

4	Filed as an exhibit to the Company's Current Report on Form 8-K dated December 14, 2012, and incorporated herein by reference.

5	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

6	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference.

7	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.

8	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

9	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference.

10	Filed as an exhibit to the Company's Current Report on Form 8-K dated May 20, 2015, and incorporated herein by reference.

IV-3

11	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 30, 2011, and incorporated herein by reference.

12	Filed as an exhibit to the Company's Current Report on Form 8-K dated September 24, 2012, and incorporated herein by reference.

13	Filed as an exhibit to the Company's Current Report on Form 8-K dated October 1, 2014 and incorporated herein by reference.

14	Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

15	Filed as an exhibit to the Company's Current Report on Form 8-K dated August 21, 2015, and incorporated herein by reference.

16	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 28, 2014, and incorporated herein by reference.

17	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 4, 2015, and incorporated herein by reference.

18	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference.

IV-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	February 26, 2016	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	February 26, 2016
Aaron D. Todd

/s/ Trent J. Carman	Chief Financial Officer and Treasurer	February 26, 2016
Trent J. Carman

/s/ Sharon J. Keck	Chief Accounting Officer	February 26, 2016
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	February 26, 2016
C. David Kikumoto

/s/ George W. Belsey	Director	February 26, 2016
George W. Belsey

/s/ Ralph J. Bernstein	Director	February 26, 2016
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	February 26, 2016
Mark D. Carleton

/s/ John J. Connolly	Director	February 26, 2016
John J. Connolly

/s/ Jeffrey A. Dorsey	Director	February 26, 2016
Jeffrey A. Dorsey

/s/ Claire M. Gulmi	Director	February 26, 2016
Claire M. Gulmi

/s/ Carl H. McNair, Jr.	Director	February 26, 2016
Carl H. McNair, Jr.

/s/ Morad Tahbaz	Director	February 26, 2016
Morad Tahbaz

/s/ Jessica L. Wright	Director	February 26, 2016
Jessica L. Wright

IV-5

AIR METHODS CORPORATION

AND SUBSIDIARIES

Table of Contents

Independent Registered Public Accounting Firm’s Reports	F-1

Consolidated Financial Statements

Consolidated Balance Sheets, December 31, 2015 and 2014	F-3

Consolidated Statements of Comprehensive Income, Years Ended December 31, 2015, 2014, and 2013	F-5

Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interests, Years Ended December 31, 2015, 2014, and 2013	F-7

Consolidated Statements of Cash Flows, Years Ended December 31, 2015, 2014, and 2013	F-9

Notes to Consolidated Financial Statements, December 31, 2015 and 2014	F-11

Schedules

II – Valuation and Qualifying Accounts Years Ended December 31, 2015, 2014, and 2013	F-32

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

IV-6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Methods Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Air Methods Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Air Methods Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Air Methods Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 26, 2016

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(Amounts in thousands, except share and per share amounts)

	2015	2014
Assets

Current assets:
Cash and cash equivalents	$5,808	13,165
Receivables:
Trade, net (note 4 and 7)	376,300	293,985
Refundable income taxes	2,674	8,865
Other	3,402	4,802
	382,376	307,652

Inventories (note 7)	46,377	46,095
Work-in-process on medical interiors and products contracts	4,024	4,610
Assets held for sale (note 3)	16,369	8,608
Costs and estimated earnings in excess of billings on uncompleted contracts (note 5)	961	564
Refundable deposits	7,594	8,381
Prepaid expenses and other current assets (note 6)	9,850	10,766

Total current assets	473,359	399,841

Property and equipment (notes 7 and 8):
Land	251	251
Flight and ground support equipment	835,380	697,444
Aircraft under capital leases	168,725	196,302
Aircraft rotable spare parts	34,688	38,050
Buildings and office equipment	62,503	57,983
	1,101,547	990,030
Less accumulated depreciation and amortization	(301,891)	(268,049)

Net property and equipment	799,656	721,981

Goodwill (note 2 and 3)	127,732	127,269
Intangible assets, net of accumulated amortization of $28,093 and $19,282 at December 31, 2015 and 2014, respectively (notes 2 and 7)	129,899	83,654
Other assets	26,635	28,560

Total assets	$1,557,281	1,361,305

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

December 31, 2015 and 2014

(Amounts in thousands, except share and per share amounts)

	2015	2014
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$2,955	11,442
Current installments of long-term debt (notes 6 and 7)	39,091	45,827
Current installments of obligations under capital leases (note 8)	20,407	23,954
Accounts payable	30,912	17,393
Deferred revenue	2,294	4,409
Billings in excess of costs and estimated earnings on uncompleted contracts (note 5)	1,250	1,313
Accrued wages and compensated absences	19,419	31,539
Due to third party payers	12,292	7,426
Other accrued liabilities	21,044	15,537

Total current liabilities	149,664	158,840

Long-term debt, less current installments (notes 6 and 7)	571,605	466,839
Obligations under capital leases, less current installments (note 8)	68,389	96,534
Deferred income taxes (note 12)	172,905	144,142
Other liabilities (note 8)	12,293	16,060

Total liabilities	974,856	882,415

Commitments and contingencies (notes 7, 8, 13, and 14)

Redeemable non-controlling interests (note 2)	8,550	6,981

Stockholders’ equity (notes 9 and 10):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,511,350 and 39,452,753 shares at December 31, 2015 and 2014, respectively; outstanding 39,003,026 and 39,228,948 shares at December 31, 2015 and 2014, respectively	2,353	2,349
Additional paid-in capital	128,767	120,391
Treasury stock at cost, 320,988 shares at December 31, 2015	(13,457)	—
Retained earnings	457,529	349,805
Accumulated other comprehensive loss	(1,317)	(636)
Total stockholders’ equity	573,875	471,909

Total liabilities and stockholders' equity	$1,557,281	1,361,305

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$1,263,428	1,048,372	863,547
Provision for uncompensated care (note 4)	(498,303)	(372,159)	(278,088)
Patient transport revenue, net	765,125	676,213	585,459
Air medical services contract revenue (note 11)	153,901	176,744	204,512
Tourism and charter revenue	127,795	116,036	56,591
Medical interiors and products revenue	24,479	24,844	24,305
Dispatch and billing service revenue	14,386	10,936	8,294
	1,085,686	1,004,773	879,161
Operating expenses:
Flight centers	397,268	360,229	346,738
Aircraft operations (note 6)	136,683	130,487	148,972
Tourism operating expenses	85,866	77,864	38,606
Cost of medical interiors and products sold	19,717	24,275	23,363
Cost of dispatch and billing services	13,260	9,941	7,407
Depreciation and amortization	83,354	80,567	79,514
Loss on disposition of assets, net	3,291	455	519
General and administrative	146,391	137,477	112,502
	885,830	821,295	757,621

Operating income	199,856	183,478	121,540

Other income (expense):
Interest expense	(21,995)	(21,750)	(20,323)
Other, net	2,056	1,110	1,136

Income from continuing operations before income tax expense	179,917	162,838	102,353
Income tax expense (note 12)	(70,234)	(63,460)	(39,752)

Income from continuing operations	109,683	99,378	62,601
Loss on discontinued operations, net of income taxes (note 3)	(398)	(3,908)	(532)

Net income	109,285	95,470	62,069
Less net income (loss) attributable to redeemable non-controlling interests	640	599	(270)

Net income attributable to Air Methods Corporation and subsidiaries	$108,645	94,871	62,339

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(681)	(264)	(372)

Comprehensive income	$107,964	94,607	61,967

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income, continued

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Income per common share (note 9):
Basic:
Continuing operations	$2.75	2.57	1.56
Discontinued operations	(.01)	(.10)	(.01)
Net income	$2.74	2.47	1.55

Diluted:
Continuing operations	$2.74	2.56	1.55
Discontinued operations	(.01)	(.10)	(.01)
Net income	$2.73	2.46	1.54

Weighted average number of common shares outstanding:
Basic	39,272,585	39,163,080	38,923,206
Diluted	39,420,963	39,348,291	39,210,392

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Non-Controlling Interests

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’	Redeemable Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity	Interests

Balances at January 1, 2013	38,967,105	$2,324	—	$—	104,585	192,701	—	299,610	—

Issuance of common shares for options	229,506	19	—	—	1,730	—	—	1,749	—
Tax benefit from exercise of stock options	—	—	—	—	3,015	—	—	3,015	—
Stock-based compensation (note 10)	14,850	—	—	—	3,560	—	—	3,560	—
Forfeiture of unvested restricted shares and related dividends	(14,204)	—	—	—	—	34	—	34	—
Unvested restricted stock grants	104,150	—	—	—	—	—	—	—	—
Redeemable non-controlling interest (note 2)	—	—	—	—	—	—	—	—	6,065
Proceeds from redeemable non-controlling interest	—	—	—	—	—	—	—	—	342
Adjustments to redeemable non-controlling interest	—	—	—	—	—	(1,976)	—	(1,976)	1,976
Net income (loss)	—	—	—	—	—	62,339	—	62,339	(270)
Other comprehensive loss	—	—	—	—	—	—	(372)	(372)	—

Balances at December 31, 2013	39,301,407	2,343	—	—	112,890	253,098	(372)	367,959	8,113

Issuance of common shares for options	112,847	6	—	—	1,416	—	—	1,422	—
Tax benefit from exercise of stock options	—	—	—	—	1,951	—	—	1,951	—
Stock-based compensation (note 10)	—	—	—	—	4,134	—	—	4,134	—
Forfeiture of unvested restricted shares and related dividends	(7,501)	—	—	—	—	8	—	8	—
Unvested restricted stock grants	46,000	—	—	—	—	—	—	—	—
Proceeds from redeemable non-controlling interest	—	—	—	—	—	—	—	—	97
Adjustments to redeemable non-controlling interest	—	—	—	—	—	1,828	—	1,828	(1,828)
Net income	—	—	—	—	—	94,871	—	94,871	599
Other comprehensive loss	—	—	—	—	—	—	(264)	(264)	—

Balances at December 31, 2014	39,452,753	2,349	—	—	120,391	349,805	(636)	471,909	6,981

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Non-Controlling Interests, continued

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’	Redeemable Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity	Interests

Balances at December 31, 2014	39,452,753	$2,349	—	$—	120,391	349,805	(636)	471,909	6,981

Issuance of common shares for options	45,180	4	—	—	606	—	—	610	—
Tax benefit from exercise of stock options	—	—	—	—	312	—	—	312	—
Stock-based compensation (note 10)	6,216	—	—	—	7,458	—	—	7,458	—
Forfeiture of unvested restricted shares and related dividends	(12,334)	—	—	—	—	8	—	8	—
Unvested restricted stock grants	19,535	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	320,988	(13,457)	—	—	—	(13,457)	—
Adjustments to redeemable non-controlling interest	—	—	—	—	—	(929)	—	(929)	929
Net income	—	—	—	—	—	108,645	—	108,645	640
Other comprehensive loss	—	—	—	—	—	—	(681)	(681)	—

Balances at December 31, 2015	39,511,350	$2,353	320,988	$(13,457)	128,767	457,529	(1,317)	573,875	8,550

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$109,285	95,470	62,069
Loss from discontinued operations, net of income taxes	398	3,908	532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83,354	80,567	79,514
Deferred income tax expense	29,266	45,051	26,935
Stock-based compensation	7,458	4,134	3,560
Tax benefit from exercise of stock options	(312)	(1,951)	(3,015)
Loss on disposition of assets	3,291	455	519
Unrealized loss on derivative instrument	369	70	143
Loss from equity method investee	1,082	624	212
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(75,679)	(57,275)	(8,638)
Decrease (increase) in inventories and work-in-process on medical interiors and products contracts	304	2,412	(5,860)
Decrease (increase) in prepaid expenses and other current assets	1,312	(329)	(7,792)
Decrease (increase) in costs in excess of billings	(397)	2,324	(2,303)
Increase in accounts payable, other accrued liabilities, and other liabilities	13,537	1,814	4,570
Increase (decrease) in deferred revenue and billings in excess of costs	(2,178)	27	(54)

Net cash provided by continuing operating activities	171,090	177,301	150,392
Net cash used by discontinued operating activities	(92)	(1,672)	(742)
Net cash provided by operating activities	170,998	175,629	149,650

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	—	(3,182)	(65,641)
Buy-out of previously leased aircraft	(17,747)	(28,751)	(57,458)
Acquisition of property and equipment	(148,999)	(119,753)	(62,410)
Acquisition of hospital programs (note 2)	(64,654)	—	—
Proceeds from disposition and sale of equipment and assets held for sale	9,664	19,001	20,471
Decrease (increase) in other assets, net	(5,471)	1,316	(6,660)

Net cash used by continuing investing activities	(227,207)	(131,369)	(171,698)
Net cash provided (used) by discontinued investing activities	25	97	(3,394)
Net cash used by investing activities	(227,182)	(131,272)	(175,092)

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Years Ended December 31, 2015, 2014, and 2013

(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of common stock	$610	1,422	1,749
Tax benefit from exercise of stock options	312	1,951	3,015
Payments for purchases of common stock	(13,457)	—	—
Borrowings under line of credit	55,000	30,000	69,370
Payments under line of credit	(55,000)	(42,000)	(124,370)
Proceeds from long-term debt	151,701	89,911	194,628
Payments for financing costs	(4,622)	(126)	(868)
Payments of long-term debt	(53,671)	(81,698)	(27,653)
Payments of capital lease obligations	(32,046)	(40,612)	(84,727)
Proceeds from redeemable non-controlling interests	—	98	342

Net cash provided (used) by continuing financing activities	48,827	(41,054)	31,486
Net cash provided (used) by discontinued financing activities	—	—	—
Net cash provided (used) by financing activities	48,827	(41,054)	31,486

Increase (decrease) in cash and cash equivalents	(7,357)	3,303	6,044

Cash and cash equivalents at beginning of year	13,165	9,862	3,818

Cash and cash equivalents at end of year	$5,808	13,165	9,862

Interest paid in cash during the year	$20,996	20,844	19,563
Income taxes paid in cash during the year	$38,125	15,386	17,404

Non-cash investing and financing activities:

In the year ended December 31, 2015, the Company entered into non-interest-bearing notes payable of $2,955 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of December 31, 2015, and into capital leases of $354 to finance the purchase of equipment. The Company also settled non-interest-bearing notes payable of $11,442 in exchange for the aircraft securing the debt.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalent instruments as of December 31, 2015 and 2014.

Trade Receivables, net

Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on payer mix, payer reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. Billings in excess of actual payment are charged off against the contractual allowance when payment is received. The allowance for contractual discounts is related primarily to Medicare, Medicaid, and other transports covered by contracts. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients.

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

Intangible Assets

The Company recognized intangible assets related to trade names, customer lists, and other customer or contractual relationships as a result of its acquisitions. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Intangible assets totaling $26.3 million have indefinite lives.

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

Amortization expense on all other intangible assets, computed using the straight-line method, is estimated as follows (amounts in thousands):

2016	$11,443
2017	11,181
2018	10,779
2019	9,881
2020	8,692

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. The Company did not recognize any losses related to impairment of goodwill in 2015, 2014, and 2013. See Note 3 for discussion of goodwill written off related to discontinued operations.

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

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2015, assets held for sale consisted primarily of eighteen aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

Revenue Recognition

Fixed fee revenue under the Company's operating agreements with hospitals and other institutions is recognized monthly over the terms of the agreements.

Revenue relating to emergency and tourism flights is recognized upon completion of the services. Revenue relating to emergency flights is recorded net of provisions for contractual discounts and estimated uncompensated care. The Company has from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. The Company also provides services to patients who have no insurance or other third-party payer coverage. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such changes, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods as adjustments become known. Retroactive adjustments may change the amounts realized from third-party payers.

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

New Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The ASU is effective for periods beginning after December 15, 2016, and may be applied prospectively or retrospectively. The Company opted to adopt ASU No. 2015-17 retrospectively in 2015, as permitted, and net deferred income tax liabilities totaling $21,427,000 as of December 31, 2014, have been reclassified as noncurrent in the accompanying consolidated balance sheets.

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. In August 2015, the FASB issued ASU No. 2015-15 to clarify the presentation of debt issuance costs for lines of credit. Both ASU’s are effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

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

Blue Hawaiian Helicopters

On December 13, 2013, via a newly formed subsidiary Blue Hawaiian Holdings, LLC, the Company acquired 100% of the membership interests of Helicopter Consultants of Maui, LLC (doing business as Blue Hawaiian Helicopters) and certain of its affiliates (collectively, BHH) for a cash purchase price of $66.8 million, subject to final determination of working capital, as defined in the merger agreement, as of the closing date. As of December 31, 2013, the Company had recorded a liability of $2,282,000 for the estimated increase to the purchase price for the change in working capital. The liability was revised to $3,182,000 during the first quarter of 2014 and paid during the second quarter. The purchase price was financed primarily through borrowings under our Amended and Restated Revolving Credit, Term Loan and Security Agreement with a commercial bank group. The former owners of BHH hold a 10% ownership interest in Blue Hawaiian Holdings, LLC. In the third quarter of 2015, the former owners exercised their right to require the Company to acquire their remaining 10% ownership interest for $8.4 million, based on BHH’s operating results. The Company expects to complete the buyout in the first quarter of 2016.

BHH provides helicopter tours on five of the Hawaiian Islands, and its acquisition expanded the Company’s tourism operations into a new market. The allocation of the purchase price was as follows (amounts in thousands):

	Allocation at December 31, 2013	Adjustments	Revised Allocation

Aircraft	$33,440	—	33,440
Intangible assets	24,525	—	24,525
Goodwill	5,985	590	6,575
Other equipment and leasehold improvements	5,183	—	5,183
Working capital accounts, net	5,964	310	6,274
Total net assets	$75,097	900	75,997
Redeemable non-controlling interest	(6,065)	—	(6,065)
Purchase price	$69,032	900	69,932

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

During 2015 the Company completed two acquisitions of hospital programs, resulting in the addition of $14,840,000 and $49,139,000 in aircraft and intangible assets, respectively.

(3)	Discontinued Operations

In July 2013, the Company acquired all of the outstanding common stock of American Jets, Inc., and all of the assets of an affiliated entity (collectively, AJI) for a purchase price of approximately $1.7 million. AJI provided long-range fixed wing medical transportation services based out of Florida. Because of operating losses generated in both 2014 and 2013, the Company made the decision during the fourth quarter of 2014 to discontinue all operations conducted by AJI, and all operations ceased in December 2014. An aircraft used in AJI’s operations is included in assets held for sale in the consolidated balance sheet as of December 31, 2015. Goodwill of $1.5 million associated with AJI was written off during the fourth quarter of 2014. All other assets and liabilities associated with AJI are immaterial and were retained by the Company.

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the consolidated statements of comprehensive income were as follows (amounts in thousands):

	For years ended December 31,
	2015	2014	2013
Patient transport revenue, net	$—	4,078	2,440
Operating expenses:
Depreciation and amortization	—	529	141
Loss on disposition of assets	546	791	—
Goodwill write-off	—	1,468	—
Other operating expenses	101	7,634	3,158
Loss from discontinued operations before income taxes	(647)	(6,344)	(859)
Income tax benefit	249	2,436	327
Loss from discontinued operations	$(398)	(3,908)	(532)

(4)	Patient Transport Revenue Recognition

Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on estimated payer mix, payer reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically, including adjustments between contractual discounts and uncompensated care, based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. The allowance for contractual discounts is related primarily to Medicare, Medicaid, and other government-sponsored insurance plan patients. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Patient Transport Revenue Recognition, continued

Historically, the Company’s allowance and provision for contractual discounts have been calculated based entirely on Medicare and Medicaid patient transports. The Company has determined that uncollectible amounts related to other government-sponsored insurance plans and to private insurance carriers with whom the Company has established a contractual relationship should have been categorized as contractual discounts rather than as uncompensated care in prior periods. The Company now presents these uncollectible amounts as contractual discounts and has corrected the presentation in prior periods. As a result, the Company increased the provision for contractual discounts and correspondingly decreased the provision for uncompensated care by $91,952,000 and $105,438,000 for the years ended December 31, 2014 and 2013, respectively.

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during 2015, 2014, or 2013. The allowance for uncompensated care was 42.0% of receivables from non-contract payers as of December 31, 2015, compared to 44.7% at December 31, 2014.

The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2015	2014

Allowance for contractual discounts	$276,119	193,954
Allowance for uncompensated care	220,809	154,544
Total	$496,928	348,498

The Company recognizes patient transport revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided and a provision for contractual discounts related to Medicare, Medicaid, and other transports covered by contracts. Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows (amounts in thousands):

	For years ended December 31,
	2015	2014	2013

Third-party payers	$972,619	772,695	618,123
Self-pay	290,809	275,677	245,424
Total	$1,263,428	1,048,372	863,547

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5)	Costs in Excess of Billings and Billings in Excess of Costs

The following summarizes medical interior and products contracts in process at December 31 (amounts in thousands):

	2015	2014

Costs incurred on uncompleted contracts	$3,506	2,806
Estimated contribution to earnings and indirect costs	2,405	836
	5,911	3,642
Less billings to date	(6,200)	(4,391)
Costs and estimated earnings in excess of billings (billings in excess of costs), net	$(289)	(749)

(6)	Fair Value of Financial Instruments

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

Derivatives:

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 3.4%, 4.6%, and 4.1% of the Company’s operating expenses for the years ended December 31, 2015, 2014, and 2013, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2015, 2014, and 2013, the Company had fuel derivatives in place to cover the majority of its fuel consumption.

The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s consolidated statements of comprehensive income. Premiums paid under all agreements are included in prepaid expenses and other current assets on the Company’s balance sheet, and all cash flows associated with purchasing derivatives are classified as operating cash flows in the Company’s statement of cash flows. The Company does not purchase or hold any derivative financial instruments for trading purposes.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Fair Value of Financial Instruments, continued

All fuel derivative contracts are valued using Level 2 inputs in the fair value hierarchy and had expired as of December 31, 2015 and 2014. Aircraft operations expense for the years ended December 31, 2015, 2014, and 2013, included non-cash mark to market derivative losses of $369,000, $70,000, and $143,000, respectively. There were no cash settlements under the agreements in 2015, 2014, or 2013.

Long-term debt:

The fair value of long-term debt is valued using Level 3 inputs in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2015, is estimated to be $612,264,000, compared to carrying value of $610,696,000. The fair value of long-term debt as of December 31, 2014, was estimated to be $510,353,000, compared to carrying value of $512,666,000.

(7)	Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2015	2014
Term loan with quarterly installments of principal and interest, with all remaining principal due in 2020. Interest rate at December 31, 2015, was 2.25%.	$243,750	275,000
Notes payable with interest rates from 2.31% to 4.90%, due in monthly installments of principal and interest with balloon payments due at various dates through 2026, collateralized by aircraft	342,190	213,312
Notes payable with variable interest rates due in monthly installments of principal and interest with all remaining principal paid in 2015, collateralized by aircraft.	—	916
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	3,835	4,130
Notes payable with interest rates from 3.05% to 4.03%, due in monthly installments of principal and interest at various dates through 2025, collateralized by aircraft	19,161	17,150
Note payable with interest at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	1,760	2,158
	610,696	512,666
Less current installments	(39,091)	(45,827)
	$571,605	466,839

In August 2015, the Company amended its senior credit facility to increase aggregate term loans available to $650 million and the revolving line of credit to $125 million and to extend the maturity to August 2020. The Company also prepaid $12 million against its outstanding term loan. As of December 31, 2015, the senior credit facility consisted of term loans with a balance of $243.8 million and no balance outstanding against the revolving credit facility. Remaining available capacity on the revolving credit facility is $119.0 million and is reduced by four outstanding letters of credit totaling $6.0 million. Subject to certain conditions, the Company may borrow an additional $400 million in term loans under the senior credit facility. The maturity date, payment schedule, and interest rate on the additional borrowings would be the same as all other outstanding term loans under the senior credit facility.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Long-term Debt, continued

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Accelerating principal payments are due quarterly through June 2020. All remaining principal is due at the maturity date in August 2020 but can be prepaid at any time without penalty. Loans and advances under the senior credit facility bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2015, the interest rate on the term loan was 2.25%.

Payment obligations under the credit facility accelerate upon the occurrence of defined events of default, including the following: failure to pay principal or interest or to perform covenants under the credit facility or certain other indebtedness; events of insolvency or bankruptcy; failure to timely discharge certain judgments; failure to maintain first priority status of liens under the credit facility; suspension of material governmental permits; a material adverse effect with respect to the Company; and a change of control in the Company.

The credit facility contains various covenants that limit, among other things, the Company’s ability to create liens, declare future dividends, repurchase shares of the Company’s stock, make loans and investments, make any material change to the nature of its business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. The Company is required to maintain certain financial ratios as defined in the credit facility and other notes.

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2016	$39,091
2017	48,593
2018	52,391
2019	46,754
2020	202,084
Thereafter	221,783
$610,696

(8)	Leases

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

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Leases, continued

As of December 31, 2015, future minimum lease payments under capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2016	$23,121	6,987
2017	21,095	5,262
2018	16,127	3,512
2019	11,946	2,274
2020	11,572	1,649
Thereafter	12,697	22,563

Total minimum lease payments	96,558	$42,247
Less amounts representing interest	(7,762)
Present value of minimum capital lease payments	88,796
Less current installments	(20,407)
	$68,389

Rent expense relating to operating leases totaled $15,333,000, $13,968,000, and $14,122,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company receives certain allowances for the completion of medical interiors for its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the terms of the leases and are included in other liabilities in the consolidated balance sheets. As of December 31, 2015 and 2014, unamortized completion allowances included in other liabilities totaled $6,005,000 and $8,648,000, respectively.

At December 31, 2015 and 2014, leased property held under capital leases included in equipment, net of accumulated amortization, totaled approximately $80,001,000 and $109,376,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

(9)	Stockholders’ Equity

Income per Share

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $929,000, increased by $1,828,000, and decreased by $1,976,000 for adjustments to the value of redeemable non-controlling interests in determining the numerator used to calculate basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stockholders’ Equity, continued

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2015	2014	2013
Weighted average number of common shares outstanding – basic	39,272,585	39,163,080	38,923,206
Dilutive effect of:
Common stock options	35,640	107,125	217,082
Unvested restricted stock	103,531	78,086	70,104
Unvested performance share units	9,207	—	—
Weighted average number of common shares outstanding – diluted	39,420,963	39,348,291	39,210,392

Common stock options totaling 563,132, 343,730, and 55,000 were not included in the diluted income per share calculation for the years ended December 31, 2015, 2014, and 2013, respectively, because their effect would have been anti-dilutive.

(10)	Stock-based Compensation

In May 2015, the Company’s shareholders approved the 2015 Equity Incentive Plan (2015 Plan) which provides up to 2,677,435 shares of common stock for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, other forms of equity compensation, and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. Upon approval of the 2015 Plan by shareholders, the Company’s 2006 Equity Compensation Plan (2006 Plan) was frozen such that no future awards may be issued under that plan and all remaining shares available for issuance were made available for issuance under the 2015 Plan. Both Plans are administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock granted under either the 2015 Plan or the 2006 Plan are valued at the closing market price of the Company’s common stock on the date of grant and have typically vested over a one- to five-year period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2015, options to purchase 236,302 shares of stock, with a weighted average exercise price of $43.08, were granted at a weighted average fair value of $12.19. The weighted average fair value of options granted during the years ended December 31, 2014 and 2013, was $12.85 and $11.54, respectively. The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2015	2014	2013
Expected term (in years)	3.5	3.3	3.1
Expected volatility	37%	36%	39%
Risk-free interest rate	1.0%	1.1%	0.5%
Expected dividend yield	0%	0%	0%

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock-based Compensation, continued

The following is a summary of option activity under all stock option plans during the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2015	495,070	$40.67

Granted	236,302	43.08
Exercised	(45,180)	13.48
Forfeited	(26,900)	41.34

Outstanding at December 31, 2015	659,292	43.37	3.4	$1,380

Exercisable at December 31, 2015	213,025	38.93	2.4	1,286

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $1,327,000, $4,456,000, and $8,300,000, respectively.

In 2015 and 2014, the Company granted performance share units (PSU’s) which entitle the grantees to receive shares of common stock for each PSU which is earned over a three-year performance period based on the Company’s total shareholder return compared to total shareholder returns for a specified peer group of companies. The maximum numbers of PSU’s which can be earned are 68,340 and 105,512 under the 2015 and 2014 grants, respectively. Based on a Monte Carlo simulation, the Company has estimated that 35,930 PSU’s valued at $2,132,000 and 63,938 PSU’s valued at $4,195,000 will vest at the end of the performance periods for the 2015 and 2014 grants, respectively, and is recognizing stock compensation expense based on these valuations.

The following is a summary of restricted stock activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2015	223,800	$43.69

Granted	25,751	41.56
Vested	(49,883)	36.72
Forfeited	(12,333)	46.90

Non-vested at December 31, 2015	187,335	45.04

The total fair value of shares vested during 2015, 2014, and 2013, was $2,082,000, $2,965,000, and $2,868,000, respectively.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)	Stock-based Compensation, continued

During the years ended December 31, 2015, 2014, and 2013, the Company recognized $7,458,000, $4,134,000, and $3,560,000, respectively, in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for incentive stock options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2015, was $10,696,000 and is expected to be recognized over the remaining weighted average vesting term of 1.2 years.

(11)	Air Medical Services Contract Revenue

The Company has operating agreements with various hospitals and other institutions to provide services and aircraft for initial terms ranging from one to five years. The agreements typically provide for revenue from monthly fixed fees and flight fees based upon the utilization of aircraft in providing emergency medical services. The fixed-fee portions of the agreements effective as of December 31, 2015, provide for the following revenue for years ending December 31 (amounts in thousands):

2016	$90,515
2017	68,308
2018	51,017
2019	31,817
2020	15,270
Thereafter	6,727
$263,654

(12)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2015	2014	2013
Current income tax expense:
Federal	$(33,404)	(14,432)	(9,915)
State	(7,564)	(3,977)	(2,902)
Foreign	—	—	—
	(40,968)	(18,409)	(12,817)

Deferred income tax expense:
Federal	(25,163)	(38,735)	(23,126)
State	(4,103)	(6,316)	(3,809)
Foreign	—	—	—
	(29,266)	(45,051)	(26,935)
Total income tax expense	$(70,234)	(63,460)	(39,752)

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

Reconciliation of income taxes on income from continuing operations before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2015	2014	2013
Tax at the federal statutory rate	$(62,965)	(56,993)	(35,823)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(6,419)	(5,777)	(3,716)
Nondeductible items	(886)	(601)	(937)
Adjustment to filed returns	(3)	(195)	(18)
Foreign income tax at different rate than U.S.	(162)	(94)	(32)
Change in valuation allowance	(216)	(125)	(42)
Non-taxable earnings of non-controlling interests	224	209	95
Tax credits	342	234	254
Changes in estimated state tax rates	—	—	660
Other	(149)	(118)	(193)
Net income tax expense	$(70,234)	(63,460)	(39,752)

For state income tax purposes, at December 31, 2015, the Company has net operating loss carryforwards of approximately $24.9 million, expiring at various dates through 2034. In addition, as of December 31, 2015, the Company has approximately $46.2 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods of certain subsidiaries. Utilization of all of subsidiaries’ pre-acquisition net operating loss carryforwards, which expire at various dates through 2028 for state income tax purposes, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

For the years ended December 31, 2015, 2014, and 2013, the Company recognized excess tax benefits related to stock option plans in the amount of $312,000, $1,951,000, and $3,015,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,496	3,435
Accruals and other, principally due to differences in employee compensation and benefits	13,001	10,858
Other liabilities, principally due to differences in revenue recognition	10,524	10,130
Total deferred tax assets, gross	27,021	24,423
Valuation allowances	(383)	(167)
Total deferred tax assets, net	26,638	24,256

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(151,168)	(107,975)
Intangible assets, principally due to differences in bases and amortization methods	(29,392)	(27,519)
Allowance for uncollectible accounts	(11,099)	(27,582)
Goodwill	(5,661)	(4,622)
Other	(2,223)	(700)
Total deferred tax liabilities	(199,543)	(168,398)
Net deferred tax liability	$(172,905)	(144,142)

The Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more likely than not that a future benefit will not be realized. At December 31, 2015 and 2014, the deferred tax valuation allowance was $383,000 and $167,000, respectively, and related to tax losses in foreign jurisdictions.

At December 31, 2015, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2012. The Company is currently not under examination by any federal or state taxing authority.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum ($18,000 for 2015). Employees age 50 or older may make additional contributions up to the IRS maximum ($24,000 for 2015). Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross eligible earnings. Company contributions totaled approximately $11,016,000, $9,418,000, and $10,786,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

(14)	Commitments, Contingencies, and Concentrations

Commitments

As of December 31, 2015, the Company had a purchase commitment for 200 Bell 407GXP helicopters to be delivered over a ten-year term beginning in 2016, subject to an early termination right exercisable by the Company, and purchase commitments for eight additional aircraft. All aircraft purchase commitments totaled $910.6 million. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $12.4 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions. As of December 31, 2015, the Company has received financing commitments, subject to routine credit approval and aircraft inspection processes, to cover the cost of all aircraft scheduled to be delivered in 2016. The Company intends to use the new aircraft for expansion opportunities as well as to replace older models of aircraft in the fleet. The Company plans to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

As of December 31, 2015, the Company had four letters of credit totaling $5,965,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

Contingencies

On January 30, 2013, the Company was served with a class action lawsuit, filed in the Superior Court of Alameda County, California, alleging failure to pay certain compensation and benefits to employees in that jurisdiction. The Company continues to evaluate the merits of the lawsuit and is vigorously defending against this suit. The Company has recorded a liability based on its assessment of potential outcomes. Adjustments to this liability, which may or may not be material, may be required as the case progresses.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Concentrations

As of December 31, 2015, Airbus Helicopters (Airbus) aircraft compose 80% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 17%. The Company obtains a substantial portion of its helicopter spare parts and components from Airbus and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Commitments, Contingencies, and Concentrations, continued

The Company’s air medical services pilots, composing 28% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement (CBA) between the Company and the pilots’ union is effective through December 2016.

Payer mix related to the Company’s patient transport revenue, based on number of transports, was as follows for the years ended December 31:

	2015	2014
Private insurance carriers	27%	28%
Government-sponsored insurance plans	4%	4%
Medicare	35%	33%
Medicaid	24%	23%
Self-pay patients	10%	12%

(15)	Business Segment Information

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. As required by ASC 350, the Company has allocated goodwill among its segments as follows: $116,488,000 to the Air Medical Services Division, $10,749,000 to the Tourism Division, and $495,000 to the United Rotorcraft Division. The Company does not allocate total assets between operating segments for internal reporting and performance evaluation purposes.

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$933,412	127,795	24,398	81	—	1,085,686
Intersegment revenue	—	—	21,976	—	(21,976)	—
Total revenue	933,412	127,795	46,374	81	(21,976)	1,085,686

Operating expenses	(630,056)	(105,700)	(40,275)	(46,294)	19,849	(802,476)
Depreciation & amortization	(69,687)	(7,930)	(3,407)	(2,330)	—	(83,354)
Interest expense	(16,575)	(3,417)	—	(2,013)	10	(21,995)
Other, net	2,871	3	—	(808)	(10)	2,056
Income tax expense	—	—	—	(70,234)	—	(70,234)
Income (loss) from continuing operations	219,965	10,751	2,692	(121,598)	(2,127)	109,683
Loss on discontinued operations, net of tax	(398)	—	—	—	—	(398)
Net income (loss)	219,567	10,751	2,692	(121,598)	(2,127)	109,285
Less net income (loss) attributable to non-controlling interests	(126)	766	—	—	—	640
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$219,693	9,985	2,692	(121,598)	(2,127)	108,645

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Business Segment Information, continued

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2014
External revenue	$863,867	116,036	24,784	86	—	1,004,773
Intersegment revenue	—	—	11,409	—	(11,409)	—
Total revenue	863,867	116,036	36,193	86	(11,409)	1,004,773

Operating expenses	(579,196)	(96,131)	(35,312)	(40,029)	9,940	(740,728)
Depreciation & amortization	(69,432)	(6,740)	(2,333)	(2,062)	—	(80,567)
Interest expense	(16,186)	(2,812)	—	(2,753)	1	(21,750)
Other, net	1,646	5	—	(540)	(1)	1,110
Income tax expense	—	—	—	(63,460)	—	(63,460)
Income (loss) from continuing operations	200,699	10,358	(1,452)	(108,758)	(1,469)	99,378
Loss on discontinued operations, net of tax	(3,908)	—	—	—	—	(3,908)
Net income (loss)	196,791	10,358	(1,452)	(108,758)	(1,469)	95,470
Less net income (loss) attributable to non-controlling interests	(168)	767	—	—	—	599
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$196,959	9,591	(1,452)	(108,758)	(1,469)	94,871

2013
External revenue	$798,271	56,599	24,195	96	—	879,161
Intersegment revenue	—	—	9,588	—	(9,588)	—
Total revenue	798,271	56,599	33,783	96	(9,588)	879,161

Operating expenses	(573,617)	(46,226)	(32,654)	(34,262)	8,652	(678,107)
Depreciation & amortization	(73,039)	(2,960)	(1,803)	(1,712)	—	(79,514)
Interest expense	(16,670)	(1,044)	—	(2,609)	—	(20,323)
Other, net	1,209	—	(2)	(71)	—	1,136
Income tax expense	—	—	—	(39,752)	—	(39,752)
Income (loss) from continuing operations	136,154	6,369	(676)	(78,310)	(936)	62,601
Loss on discontinued operations, net of tax	(532)	—	—	—	—	(532)
Net income (loss)	135,622	6,369	(676)	(78,310)	(936)	62,069
Less net income (loss) attributable to non-controlling interests	(318)	48	—	—	—	(270)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$135,940	6,321	(676)	(78,310)	(936)	62,339

AIR METHODS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2015 and 2014 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2015
Revenue	$238,299	263,602	311,342	272,443
Operating income	25,787	48,736	82,277	43,056
Income from continuing operations before income taxes	21,166	44,745	77,118	36,888
Income from continuing operations	12,876	27,406	46,883	22,518
Net income	12,867	27,066	46,854	22,498
Net income attributable to Air Methods Corporation and subsidiaries	12,628	26,823	46,652	22,542
Basic income (loss) per common share:
Continuing operations	.32	.69	1.17	.57
Discontinued operations	—	(.01)	—	—
Diluted income (loss) per common share:
Continuing operations	.32	.69	1.16	.57
Discontinued operations	—	(.01)	—	—

2014
Revenue	$221,069	257,637	276,917	249,150
Operating income	24,776	54,211	61,282	43,209
Income from continuing operations before income taxes	19,222	48,934	56,262	38,420
Income from continuing operations	11,577	29,802	34,371	23,628
Net income	11,052	28,924	33,840	21,654
Net income attributable to Air Methods Corporation and subsidiaries	10,889	28,790	33,717	21,475
Basic income (loss) per common share:
Continuing operations	.29	.75	.92	.60
Discontinued operations	(.01)	(.02)	(.01)	(.05)
Diluted income (loss) per common share:
Continuing operations	.29	.75	.91	.59
Discontinued operations	(.01)	(.02)	(.01)	(.05)

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

(17)	Subsequent Event

In January 2016, the Company acquired 100% of the membership interest of Tri-State Care Flight, LLC, an Arizona limited liability company, and subsidiary (collectively TSCF), for $222.5 million, subject to final determination of certain working capital adjustments as defined in the agreement. The acquisition was financed primarily through additional term loans under the Company’s senior credit facility.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2015	$193,954	1,660,806	(1,578,641)	276,119
Year ended December 31, 2014	183,106	1,313,614	(1,302,766)	193,954
Year ended December 31, 2013	134,257	993,173	(944,324)	183,106

Allowance for uncompensated care
Year ended December 31, 2015	$154,544	498,349	(432,084)	220,809
Year ended December 31, 2014	118,612	372,193	(336,261)	154,544
Year ended December 31, 2013	121,623	278,198	(281,209)	118,612

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.

