Form 10-Q
period 2016-03-31
AIR METHODS CORP
filed 2016-05-06
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06 per share, outstanding as of April 29, 2016, was 38,367,893.

TABLE OF CONTENTS

Form 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$5,085	5,808
Receivables:
Trade, net (note 4)	398,854	376,300
Refundable income taxes	—	2,674
Other	3,191	3,402
	402,045	382,376

Inventories	48,892	46,377
Work-in-process on medical interiors and products contracts	4,239	4,024
Assets held for sale	15,477	16,369
Costs and estimated earnings in excess of billings on uncompleted contracts	2,270	961
Refundable deposits	6,822	7,594
Prepaid expenses and other (note 6)	11,051	9,850

Total current assets	495,881	473,359

Property and equipment:
Land	251	251
Flight and ground support equipment	897,891	835,380
Aircraft under capital leases	163,277	168,725
Aircraft rotable spare parts	35,786	34,688
Buildings and other equipment	65,628	62,503
	1,162,833	1,101,547
Less accumulated depreciation and amortization	(313,073)	(301,891)

Net property and equipment	849,760	799,656

Goodwill (note 2)	208,405	127,732
Intangible assets, net of accumulated amortization of $29,936 and $28,093 at March 31, 2016 and December 31, 2015, respectively	201,153	129,899
Other assets (note 8)	25,561	26,029

Total assets	$1,780,760	1,556,675

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2016	2015
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$—	2,955
Current installments of long-term debt (note 8)	51,909	38,965
Current installments of obligations under capital leases	19,697	20,407
Accounts payable	16,797	30,912
Deferred revenue	3,977	2,294
Billings in excess of costs and estimated earnings on uncompleted contracts	1,147	1,250
Accrued wages and compensated absences	25,728	19,419
Due to third party payers	12,338	12,292
Other accrued liabilities	26,309	21,044

Total current liabilities	157,902	149,538

Long-term debt, less current installments (note 8)	793,720	571,125
Obligations under capital leases, less current installments	63,301	68,389
Deferred income taxes	173,852	172,905
Other liabilities	9,082	12,293

Total liabilities	1,197,857	974,250

Redeemable non-controlling interests	475	8,550

Stockholders' equity (notes 3 and 8):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,554,710 and 39,511,350 shares at March 31, 2016 and December 31, 2015, respectively; outstanding 38,749,903 and 39,003,026 shares at March 31, 2016 and December 31, 2015, respectively	2,355	2,353
Additional paid-in capital	131,184	128,767
Treasury stock at cost, 668,510 and 320,988 shares at March 31, 2016, and December 31, 2015, respectively	(26,901)	(13,457)
Retained earnings	477,037	457,529
Accumulated other comprehensive loss	(1,247)	(1,317)

Total stockholders' equity	582,428	573,875

Total liabilities and stockholders’ equity	$1,780,760	1,556,675

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$378,829	265,339
Provision for uncompensated care (note 4)	(180,997)	(103,523)
Patient transport revenue, net	197,832	161,816
Air medical services contract revenue	33,644	40,639
Tourism and charter revenue	27,227	28,221
Medical interiors and products revenue	6,957	4,137
Dispatch and billing service revenue	3,738	3,486
	269,398	238,299

Operating expenses:
Flight centers	106,071	93,792
Aircraft operations (note 6)	31,912	37,340
Tourism operating expenses	19,084	19,851
Cost of medical interiors and products sold	5,980	3,201
Cost of dispatch and billing services	3,707	2,821
Depreciation and amortization	22,566	20,044
Gain on disposition of assets, net	(330)	(262)
General and administrative	39,392	35,725
	228,382	212,512

Operating income	41,016	25,787

Other income (expense):
Interest expense	(7,800)	(4,985)
Other, net	310	364

Income from continuing operations before income taxes	33,526	21,166
Income tax expense	(13,102)	(8,290)

Income from continuing operations	20,424	12,876
Loss on discontinued operations, net of income taxes	—	(9)

Net income	20,424	12,867
Less net income (loss) attributable to redeemable non-controlling interests	(29)	239

Net income attributable to Air Methods Corporation and subsidiaries	$20,453	12,628

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	70	(375)

Comprehensive income	$20,523	12,253

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Income per common share (note 5):
Basic:
Continuing operations	$.50	.32
Discontinued operations	—	—
Net income	$.50	.32

Diluted:
Continuing operations	$.50	.32
Discontinued operations	—	—
Net income	$.50	.32

Weighted average number of common shares outstanding – basic	38,803,817	39,262,063
Weighted average number of common shares outstanding – diluted	38,872,949	39,390,415

See accompanying notes to condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$20,424	12,867
Loss from discontinued operations, net of income taxes	—	9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,566	20,044
Deferred income tax expense	947	6,039
Stock-based compensation	1,537	1,848
Gain on disposition of assets, net	(330)	(262)
Unrealized loss (gain) on derivative instrument	(149)	149
Loss from equity method investee	265	224
Changes in assets and liabilities, net of effects of acquisitions:
Decrease (increase) in prepaid expenses and other current assets	403	(4,047)
Decrease (increase) in receivables	11,779	(475)
Decrease (increase) in inventories	(193)	2,093
Decrease (increase) in costs in excess of billings	(1,309)	167
Decrease in accounts payable, other accrued liabilities, and other liabilities	(15,150)	(4,982)
Increase in deferred revenue and billings in excess of costs	1,580	830

Net cash provided by continuing operating activities	42,370	34,504
Net cash used by discontinued operating activities	—	(96)
Net cash provided by operating activities	42,370	34,408

Cash flows from investing activities:
Acquisition of subsidiaries (note 2)	(226,011)	—
Acquisition of equipment and leasehold improvements	(31,385)	(23,493)
Buy-out of previously leased aircraft	(4,460)	—
Proceeds from disposition and sale of equipment and assets held for sale	2,303	1,997
Increase in other assets, net	(566)	(4,577)
Net cash used by continuing investing activities	(260,119)	(26,073)
Net cash provided by discontinued investing activities	—	25
Net cash used by investing activities	(260,119)	(26,048)

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(Amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$803	207
Purchases of common stock	(13,444)	—
Borrowings under line of credit	25,000	—
Payments under line of credit	(25,000)	—
Payments for financing costs	(48)	(4)
Proceeds from long-term debt	248,100	21,137
Payments of long-term debt and notes payable	(12,587)	(12,078)
Payments of capital lease obligations	(5,798)	(6,008)

Net cash provided by continuing financing activities	217,026	3,254
Net cash provided (used) by discontinued financing activities	—	—
Net cash provided by financing activities	217,026	3,254

Increase (decrease) in cash and cash equivalents	(723)	11,614

Cash and cash equivalents at beginning of period	5,808	13,165

Cash and cash equivalents at end of period	$5,085	24,779

Interest paid in cash during the period	$7,473	4,832

Income taxes paid in cash during the period	$1,797	488

Non-cash investing and financing activities:

In the quarter ended March 31, 2016, the Company settled non-interest-bearing notes payable of $2,955 in exchange for the aircraft securing the debt.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the condensed consolidated financial statements for the respective periods. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

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

Tri-State Care Flight, LLC

On January 19, 2016, the Company acquired 100% of the membership interest of Tri-State Care Flight, LLC (TSCF), for a cash purchase price of $222.5 million plus an initial estimated working capital adjustment of $11.2 million. The purchase price is subject to further adjustment based on final working capital as of the closing date, as defined in the purchase agreement. The Company has estimated the decrease to the purchase price for the change in working capital to be $811,000 and has recorded the related receivable as of March 31, 2016. The estimate is subject to review by the sellers during the second quarter of 2016, and receipt of the funds is expected prior to the end of the second quarter. The purchase price was financed primarily through additional term loans and draws against the line of credit under the Company’s senior credit facility.

TSCF provides air medical transport services in the southwestern United States under the community-based service delivery model, utilizing a fleet of 22 helicopters and five fixed-wing aircraft. The acquisition is expected to further strengthen the Company’s position as a leader in air medical transport services in the United States and to result in certain operating efficiencies.

The Company is in the process of reviewing airworthiness and other documentation for TSCF’s aircraft spare parts inventory, verifying open repair orders with aircraft parts vendors, and confirming other liabilities relating to pre-acquisition events. In addition, the Company is analyzing the payer mix and historical collection data related to patient transport receivables as of the acquisition date. Fair value and estimated useful lives of identifiable intangible assets are based on preliminary estimates and are subject to review and finalization by the Company’s management.

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(2)	Acquisition of Subsidiaries, continued

For the reasons described in the foregoing paragraph, the allocation of the purchase price is still subject to refinement. The initial allocation of the purchase price was as follows (amounts in thousands):

Assets purchased:
Receivables	$30,695
Aircraft	30,501
Goodwill	80,690
Other intangible assets	74,000
Other assets	26,845
Total assets	242,731

Total liabilities assumed	(9,864)
Purchase price	$232,867

Net revenue of $15,274,000 and income before income taxes and allocation of corporate administrative expenses of $4,391,000 generated by TSCF’s operations from January 19 through March 31, 2016, have been included with those of the Company in the consolidated statements of comprehensive income. The following unaudited pro forma information presents combined financial results for the Company and TSCF for the quarter ended March 31, 2015, assuming the acquisition occurred as of January 1, 2015 (amounts in thousands, except per share amounts):

Revenue	$260,099
Net income attributable to Air Methods Corporation and subsidiaries	$17,014
Basic income per common share	$.43
Diluted income per common share	$.43

The above unaudited pro forma financial information is presented for informational purposes only and does not necessarily represent what the Company’s results of operations would have been had the acquisition occurred on the date assumed, nor is the information indicative of results that may be expected in future periods. Pro forma adjustments exclude cost savings from synergies that may result from the acquisition.

Blue Hawaiian Helicopters

In the third quarter of 2015, the Company’s partners exercised their right to require the Company to acquire their 10% ownership interest in Blue Hawaiian Holdings, LLC. During the first quarter of 2016, the Company completed the buyout for $8,854,000.

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the three months ended March 31, 2016, consisted of the following (amounts in thousands except share amounts):

	Shares Outstanding	Amount

Balances at January 1, 2016	39,003,026	$573,875

Issuance of common shares for options exercised	45,360	803
Stock-based compensation	49,039	1,537
Purchase of treasury shares	(347,522)	(13,444)
Adjustments to redeemable non-controlling interests	—	(866)
Other comprehensive income	—	70
Net income	—	20,453

Balances at March 31, 2016	38,749,903	$582,428

(4)	Patient Transport Revenue Recognition

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

Historically, the Company’s allowance and provision for contractual discounts were calculated based entirely on Medicare and Medicaid patient transports. The Company determined that uncollectible amounts related to other government-sponsored insurance plans and to private insurance carriers with whom the Company has established a contractual relationship should have been categorized as contractual discounts rather than as uncompensated care in prior periods. Effective in the fourth quarter of 2015, the Company presented these uncollectible amounts as contractual discounts and corrected the presentation in prior periods. As a result, the Company increased the provision for contractual discounts and correspondingly decreased the provision for uncompensated care by $25,697,000 for the quarter ended March 31, 2015.

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during either 2016 or 2015. The allowance for uncompensated care was 46.6% of receivables from non-contract payers as of March 31, 2016, compared to 42.0% at December 31, 2015, and 45.1% at March 31, 2015.

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(4)	Patient Transport Revenue Recognition, continued

The Company recognizes patient transport revenue at its standard rates for services provided, regardless of expected payer. In the period that services are provided and based upon historical experience, the Company records a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided and a provision for contractual discounts related to Medicare, Medicaid, and other transports covered by contracts. Patient transport revenue, net of provision for contractual discounts but before provision for uncompensated care, by major payer class, was as follows for quarters ended March 31 (amounts in thousands):

	2016	2015

Third-party payers	$290,954	197,849
Self-pay	87,875	67,490
Total	$378,829	265,339

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all outstanding and dilutive potential common shares during the period.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income for the quarters ended March 31, 2016 and 2015, was decreased by $866,000 and $67,000, respectively, for adjustments to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the quarters ended March 31:

	2016	2015
Weighted average number of common shares outstanding – basic	38,803,817	39,262,063
Dilutive effect of:
Common stock options	11,805	40,760
Unvested restricted stock and restricted stock units	46,269	87,592
Unvested performance share units	11,058	—
Weighted average number of common shares outstanding – diluted	38,872,949	39,390,415

Common stock options totaling 930,244 and 577,532 were not included in the diluted shares outstanding for the quarters ended March 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive. Performance share units totaling 105,512 were not included in the diluted shares outstanding for the quarters ended March 31, 2016 and 2015, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $828,000 at March 31, 2016 and $0 at December 31, 2015. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statements of comprehensive income. Aircraft operations expense included a non-cash mark to market derivative gain of $149,000 and loss of $149,000 for the first quarters of 2016 and 2015, respectively. There were no cash settlements under the terms of the agreements in the first quarters of 2016 or 2015.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of March 31, 2016, is estimated to be $856,901,000, compared to carrying value of $845,629,000. The fair value of long-term debt as of December 31, 2015, was estimated to be $612,264,000, compared to carrying value of $610,090,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between all operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(7)	Business Segment Information, continued

For quarter ended March 31:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2016
External revenue	$235,215	27,246	6,937	—	—	269,398
Intersegment revenue	—	—	5,371	—	(5,371)	—
Total revenue	235,215	27,246	12,308	—	(5,371)	269,398

Operating expenses, excluding depreciation & amortization	(163,710)	(23,421)	(10,942)	(12,366)	4,623	(205,816)
Depreciation & amortization	(18,824)	(2,266)	(897)	(579)	—	(22,566)
Interest expense	(6,142)	(1,069)	—	(593)	4	(7,800)
Other income, net	515	17	—	(218)	(4)	310
Income tax expense	—	—	—	(13,102)	—	(13,102)
Segment net income (loss)	47,054	507	469	(26,858)	(748)	20,424
Less net loss attributable to non-controlling interests	(29)	—	—	—	—	(29)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$47,083	507	469	(26,858)	(748)	20,453

2015
External revenue	$205,941	28,221	4,134	3	—	238,299
Intersegment revenue	—	—	8,367	—	(8,367)	—
Total revenue	205,941	28,221	12,501	3	(8,367)	238,299

Operating expenses, excluding depreciation & amortization	(154,024)	(24,515)	(10,716)	(10,814)	7,601	(192,468)
Depreciation & amortization	(16,932)	(1,827)	(749)	(536)	—	(20,044)
Interest expense	(3,672)	(782)	—	(533)	2	(4,985)
Other income, net	561	1	—	(196)	(2)	364
Income tax expense	—	—	—	(8,290)	—	(8,290)
Income (loss) from continuing operations	31,874	1,098	1,036	(20,366)	(766)	12,876
Loss on discontinued operations, net of tax	(9)	—	—	—	—	(9)
Segment net income (loss)	31,865	1,098	1,036	(20,366)	(766)	12,867
Less net income (loss) attributable to non-controlling interests	(38)	277	—	—	—	239
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$31,903	821	1,036	(20,366)	(766)	12,628

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(8)	New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for shared-based payment transactions, including income tax consequences, forfeitures, and statement of cash flow classification. The Company elected to adopt the ASU effective January 1, 2016, as permitted, and to recognize forfeitures as they occur. Consequently, the Company recorded a cumulative-effect reduction of $80,000 in retained earnings as of January 1, 2016, for the change in accounting for forfeitures. In addition, an excess tax benefit of $12,000 for the quarter ended March 31, 2015, has been reclassified from financing activities to operating activities in the accompanying condensed consolidated statements of cash flows. All other provisions of the ASU have been adopted prospectively, as required.

Effective January 1, 2016, the Company adopted ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs of $126,000 and $480,000 as of December 31, 2015, have been reclassified from other assets to current installments of long-term debt and long-term debt, respectively, in the accompanying condensed consolidated balance sheets.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a lease liability and right-of-use asset for all leases, with the exception of short-term leases. The ASU is effective for periods beginning after December 15, 2018, and must be adopted using a modified retrospective approach, with a number of optional practical expedients. The Company has not yet determined which, if any, of the optional practical expedients it may elect to apply nor the effect that the ASU will have on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In March and April 2016, the FASB issued ASU Nos. 2016-08 and 2016-10, respectively, to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates and days’ sales outstanding for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; expected receipt of funds related to the decrease in purchase price of TSCF; delivery of new aircraft and disposition of older aircraft; commitments to purchase new aircraft; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first quarter of 2016, the AMS Division generated 87% of our total revenue, compared to 86% in the first quarter of 2015.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the first quarter of 2016, the Tourism Division generated 10% of our total revenue, compared to 12% in the first quarter of 2015.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. In the first quarter of 2016, the UR Division generated 3% of our total revenue, compared to 2% in the first quarter of 2015.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all of patient transport revenue is derived from flight fees, as compared to approximately 20% of AMS contract revenue. By contrast, 87% of AMS operating costs incurred during the quarter ended March 31, 2016, was mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Further, prolonged periods of adverse weather conditions may lead referring agencies to incorrectly assume that our bases are out-of-service for weather even though that is not the case, thereby leading to decreases in requests and patient transports. Total patient transports for community-based locations were 16,980 for the first quarter of 2016 compared to 13,852 for the first quarter of 2015. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 13,965 in the first quarter of 2016, compared to 13,551 in the first quarter of 2015. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 454 lower in the first quarter of 2016, compared to the first quarter of 2015. Requests for community-based services increased 1.7% for bases open greater than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening third-party payer coverage or creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of collection rate, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in many jurisdictions have remained well below the cost of providing air medical transportation.

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

Net reimbursement per transport decreased 0.2% in the first quarter of 2016, compared to 2015, attributed to recent price increases net of deteriorations in payer mix and collection rate. Payer mix inclusive of TSCF, based on number of transports, was as follows:

	For quarters ended March 31,
	2016	2015
Private insurance carriers	26.2%	27.0%
Government-sponsored insurance plans	3.7%	3.6%
Medicare	35.6%	34.8%
Medicaid	24.5%	23.9%
Self-pay patients	10.0%	10.7%

Excluding the effect of TSCF, private insurance carriers represented 26.9% of total transports for the quarter ended March 31, 2016.

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

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 74% of tourism operating costs incurred during the first quarter of 2016 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total Tourism passenger count decreased to 95,593 in the first quarter of 2016 from 100,196 in the first quarter of 2015.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. In addition, on-condition components are more likely to require replacement with age. During the first quarter of 2015, we entered into an agreement to take delivery of 200 Bell 407GXP helicopters beginning in 2016 over a ten-year term, subject to an early termination right exercisable by us. Since January 1, 2015, we have taken delivery of 35 new aircraft, including four Bell 407GXP helicopters, and expect to take delivery of eleven additional new aircraft through the end of 2016. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense decreased 21.3% from the first quarter of 2015 to the first quarter of 2016, while total flight hours for AMS operations increased 13.6% over the same period. Excluding TSCF operations, AMS aircraft maintenance expense decreased 27.3%, compared to an increase of 5.9% in total flights hours for corresponding operations. Aircraft maintenance expense for the Tourism Division decreased 1.0% in the first quarter of 2016 compared to the first quarter of 2015, reflecting a 4.7% decrease in total flight hours. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the first quarter of 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft.

•	Competitive pressures from low-cost providers. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $20,453,000 for the quarter ended March 31, 2016, compared to $12,628,000 for the quarter ended March 31, 2015. Same-Base Transports were 3.1% higher in the first quarter of 2016 compared to the first quarter of 2015, while net reimbursement per patient transport decreased 0.2%, primarily as a result of recent price increases net of a deterioration in payer mix and collection rate.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $36,016,000, or 22.3%, for the quarter ended March 31, 2016, compared to 2015, for the following reasons:

•	Net revenue of $15,274,000 from TSCF’s operations during the first quarter of 2016.
•	Increase in Same-Base Transports of 414, or 3.1%, in the first quarter of 2016 compared to 2015. Cancellations due to unfavorable weather conditions for bases open longer than one year were 454 lower in the first quarter of 2016, compared to the first quarter of 2015. Requests for community-based services increased 1.7% for bases open greater than one year.
•	Decrease of 0.2% in net reimbursement per transport for the first quarter of 2016, compared to 2015, due primarily to recent price increases net of a deterioration in payer mix and collection rate.
•	Incremental net revenue of $23,623,000 generated from the addition of 27 new bases, including thirteen bases resulting from the conversion of hospital contracts, during or subsequent to the first quarter of 2015.
•	Closure of nine bases due to insufficient flight volume during or subsequent to the first quarter of 2015, resulting in a decrease in net revenue of approximately $3,191,000.

Air medical services contract revenue decreased $6,995,000, or 17.2%, for the quarter ended March 31, 2016, compared to 2015, for the following reasons:

•	Cessation of service under three contracts and the conversion of three contracts to community-based operations subsequent to the first quarter of 2015, resulting in a decrease in revenue of approximately $8,092,000.
•	Incremental revenue of $829,000 generated from the expansion of three contracts to additional bases of operation during 2015 or 2016.
•	Decrease of 0.7% in flight volume for all contracts, excluding the contract expansions and closed contracts described above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $12,279,000, or 13.1%, for the quarter ended March 31, 2016, compared to 2015, for the following reasons:

•	Flight center costs of $5,393,000 related to TSCF’s operations during the first quarter of 2016.
•	Increase of approximately $11,598,000 for the addition of personnel to staff new base locations described above.
•	Decrease of $5,250,000 due to the closure of base locations described above.

Aircraft operating expenses decreased $5,428,000, or 14.5%, for the quarter ended March 31, 2016, in comparison to the quarter ended March 31, 2015. Aircraft operating expenses consist primarily of fuel, insurance, and maintenance costs for AMS operations and generally are a function of the size of the fleet, type of aircraft flown, and number of hours flown. The change in costs is due to the following:

•	Aircraft operating expenses of $2,152,000 related to TSCF’s fleet during the first quarter of 2016.
•	Decrease of $8,073,000, or 27.3%, in AMS aircraft maintenance expense to $21,552,000, excluding the effect of the TSCF fleet. Total flight volume for corresponding AMS operations increased 5.9% for the first quarter of 2016 compared to 2015. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the first quarter of 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft.
•	Decrease of approximately 36.1% in the cost of aircraft fuel per hour flown for AMS operations. Excluding the effect of the TSCF fleet, total fuel cost decreased by $1,249,000 to a total expense of $3,403,000 for 2016.
•	Decrease in hull insurance rates effective July 2015.

Tourism

Tourism and charter revenue decreased $994,000, or 3.5%, for the first quarter of 2016 compared to the first quarter of 2015, reflecting a decrease in tourism passengers from 100,196 to 95,593.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses decreased $767,000, or 3.9%, in the first quarter of 2016 compared to the first quarter of 2015 for the following reasons:

•	Decrease in the number of passengers, as described above.
•	Decrease of $75,000, or 1.0%, in tourism aircraft maintenance expense to $7,107,000 in the first quarter of 2016 compared to 2015, reflecting a decrease of 4.7% in total flight hours, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.
•	Decrease of 26.5% in the cost of aircraft fuel per hour flown for tourism operations.

Medical Interiors and Products

Medical interiors and products revenue increased $2,820,000, or 68.2%, for the first quarter of 2016 compared to the first quarter of 2015. Significant projects during the first quarter of 2016 included the completion of six multi-mission interiors for the U.S. Army’s HH-60M helicopter and work under two contracts for a total of 73 interior kits for an older generation of the Black Hawk helicopter. Revenue by product line was as follows:

•	$5,390,000 – governmental entities
•	$1,567,000 – commercial customers

Significant projects during the first quarter of 2015 included the completion of six multi-mission interiors for the U.S. Army’s HH-60M helicopter and work on two contracts for commercial customers. Revenue by product line was as follows:

•	$3,157,000 – governmental entities
•	$980,000 – commercial customers

Cost of medical interiors and products increased $2,779,000, or 86.8%, for the first quarter of 2016, as compared to the previous year, due primarily to the increase in related revenue. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General

Depreciation and amortization increased $2,522,000, or 12.6%, for the first quarter of 2016, compared to the first quarter of 2015. Depreciation related to TSCF’s fixed assets was approximately $469,000 and amortization of TSCF’s intangible assets was $701,000 for the first quarter of 2016. In addition, since March 31, 2015, we have placed 29 aircraft with a total depreciable basis of $88.0 million into service. These increases were offset, in part, by the buyout of nineteen aircraft which were previously leased under capital lease obligations since March 31, 2015. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations results in a decrease in depreciation expense.

General and administrative (G&A) expenses increased $3,667,000, or 10.3%, for the first quarter of 2016, compared to the first quarter of 2015. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and tourism customer service and reservations. G&A expenses directly attributable to TSCF operations totaled $1,586,000 for the first quarter of 2016. We also incurred $755,000 in legal and other TSCF acquisition-related expenses. Since March 31, 2015, we have opened a net of 18 new community-based locations, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements.

Interest expense increased $2,815,000, or 56.5%, for the first quarter of 2016, compared to the first quarter of 2015, primarily due to $220 million of term loans originated during January 2016 to finance the acquisition of TSCF. In addition, we carried an average balance of $20.3 million against our line of credit in the first quarter of 2016, compared to no balance in the first quarter of 2015.

Income tax expense was $13,102,000 in the first quarter of 2016, compared to $8,290,000 in the first quarter of 2015, at effective tax rates of approximately 39.1% and 39.2%, respectively. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of March 31, 2016, was $337,979,000, compared to $323,821,000 at December 31, 2015. Cash generated by continuing operations was $42,370,000 in the first quarter of 2016, compared to $34,504,000 in the first quarter of 2015, reflecting the results of operations described above. Receivables decreased $11.8 million during the first quarter of 2016, compared to increasing $475,000 during the first quarter of 2015. Excluding the effect of TSCF, days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 150 at March 31, 2016, compared to 129 at March 31, 2015. The increase in DSO’s is attributed in part to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing and to an increase in the number of accounts subjected to the extended review process by private insurers. We do not expect the claims processing times for private insurers to improve in the near-term. The increase in patient transport receivables caused by increasing DSO’s was offset in part by decreases in receivables for AMS contracts, consistent with decreases in related revenue.

Cash used by continuing investing activities totaled $260,119,000 in the first quarter of 2016 compared to $26,073,000 in the first quarter of 2015. In the first quarter of 2016, we acquired TSCF for $217.2 million (net of cash deposits acquired) and completed the buyout of our minority partners in Blue Hawaiian Holdings, LLC, for $8.8 million. Equipment acquisitions in the first quarter of 2016 included the purchase of seven aircraft for approximately $26.2 million and the buyout of three previously leased aircraft for $4.5 million. Equipment acquisitions in the first quarter of 2015 included the purchase of six aircraft for approximately $19.1 million.

Continuing financing activities provided $217,026,000 in 2016 compared to $3,254,000 in 2015. In the first quarter of 2016, we utilized $220 million of new term loans under the senior credit facility to finance the acquisition of TSCF and originated seven notes totaling $28.1 million to finance the acquisition of new aircraft. We also repurchased 347,522 shares of our common stock on the open market for $13.4 million. During the first quarter of 2015, we originated seven notes totaling $21.1 million primarily to finance the acquisition of aircraft.

In the first quarter of 2015, we entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. We expect to take delivery of a total of twelve aircraft under this agreement in 2016, including four which have already been delivered. In the event we exercise our right to termination for convenience or are prevented from taking or decline to take delivery of the aircraft for any other reason, we may forfeit nonrefundable deposits up to $6.3 million. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the quarter ended March 31, 2016, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $8,550,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In March and April 2016, the FASB issued ASU Nos. 2016-08 and 2016-10, respectively, to clarify guidance on specific provisions within ASU No. 2014-09. The ASU permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

There have been no material changes in market risk at March 31, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had no outstanding balance at March 31, 2016, and $457,875,000 in notes payable. Based on the amounts outstanding at March 31, 2016, the annual impact of a change of 100 basis points in interest rates would be approximately $4,579,000. Interest rates on these instruments approximate current market rates as of March 31, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we purchased shares of our common stock on the open market as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1 – 31, 2016	319,022	$38.95	319,022	$174.1 million
February 1 – 29, 2016	—	—	—	—
March 1 – 31, 2016	28,500	$35.04	28,500	$173.1 million

On August 6, 2015, we publicly announced our Board of Directors’ approval of a repurchase program of up to $200 million of our common stock. The program as approved by the Board does not have an expiration date; however, future purchases may be subject to restrictions by the terms of our senior credit facility.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Reserved

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

10.1	Cooperation Agreement, dated as of March 22, 2016, by and between Air Methods Corporation and Voce Capital Management LLC[1]

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 22, 2016, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIR METHODS CORPORATION

Date: May 6, 2016	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By	/s/ Trent J. Carman
Trent J. Carman
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2016	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer
(Principal Accounting Officer)

