Form 10-Q
period 2016-06-30
AIR METHODS CORP
filed 2016-08-05
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No  ☒

The number of shares of Common Stock outstanding as of July 29, 2016, was 38,085,357.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$6,619	5,808
Receivables:
Trade, net (note 4)	414,470	376,300
Refundable income taxes	8,217	2,674
Other	2,358	3,402
Total receivables	425,045	382,376

Inventories	48,790	46,377
Work-in-process on medical interiors and products contracts	3,776	4,024
Assets held for sale	7,179	16,369
Costs and estimated earnings in excess of billings on uncompleted contracts	2,136	961
Refundable deposits	649	7,594
Prepaid expenses and other (note 6)	10,619	9,850

Total current assets	504,813	473,359

Property and equipment:
Land	251	251
Flight and ground support equipment	933,292	835,380
Aircraft under capital leases	153,481	168,725
Aircraft rotable spare parts	35,598	34,688
Buildings and office equipment	67,311	62,503
	1,189,933	1,101,547
Less accumulated depreciation and amortization	(322,983)	(301,891)

Net property and equipment	866,950	799,656

Goodwill (note 2)	210,147	127,732
Intangible assets, net of accumulated amortization of $33,776 and $28,093 at June 30, 2016 and December 31, 2015, respectively	197,530	129,899
Other assets	28,212	21,062

Total assets	$1,807,652	1,551,708

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2016	2015
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$—	2,955
Current installments of long-term debt	51,772	37,897
Current installments of obligations under capital leases	18,415	20,407
Accounts payable	29,988	30,912
Deferred revenue	4,279	2,294
Billings in excess of costs and estimated earnings on uncompleted contracts	1,627	1,250
Accrued wages and compensated absences	33,425	19,419
Due to third party payers	12,759	12,292
Other accrued liabilities	13,375	21,044

Total current liabilities	165,640	148,470

Long-term debt, less current installments	808,254	567,226
Obligations under capital leases, less current installments	57,143	68,389
Deferred income taxes	179,908	172,905
Other liabilities	10,440	12,293

Total liabilities	1,221,385	969,283

Redeemable non-controlling interests	155	8,550

Stockholders' equity (note 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,610,138 and 39,511,350 shares at June 30, 2016 and December 31, 2015, respectively; outstanding 38,072,190 and 39,003,026 shares at June 30, 2016 and December 31, 2015, respectively	2,355	2,353
Additional paid-in capital	132,788	128,767
Treasury stock at cost, 1,356,720 and 320,988 shares at June 30, 2016, and December 31, 2015, respectively	(51,745)	(13,457)
Retained earnings	504,018	457,529
Accumulated other comprehensive loss	(1,304)	(1,317)

Total stockholders' equity	586,112	573,875

Total liabilities and stockholders’ equity	$1,807,652	1,551,708

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$412,172	334,380	791,001	599,719
Provision for uncompensated care (note 4)	(196,862)	(152,120)	(377,859)	(255,643)
Patient transport revenue, net	215,310	182,260	413,142	344,076
Air medical services contract revenue	34,175	38,775	67,819	79,414
Tourism and charter revenue	32,234	34,444	59,461	62,665
Medical interiors and products revenue	7,406	4,450	14,363	8,587
Transfer center, dispatch, and billing service revenue	3,447	3,673	7,185	7,159
	292,572	263,602	561,970	501,901
Operating expenses:
Flight centers	109,439	98,619	215,510	192,411
Aircraft operations (note 6)	34,772	31,229	66,684	68,569
Tourism operating expenses	22,146	23,092	41,230	42,943
Cost of medical interiors and products sold	6,365	3,529	12,345	6,730
Cost of transfer center, dispatch, and billing services	4,111	3,090	7,818	5,911
Depreciation and amortization	23,499	21,154	46,065	41,198
Loss on disposition of assets, net	508	531	178	269
General and administrative	39,992	33,622	79,384	69,347
	240,832	214,866	469,214	427,378

Operating income	51,740	48,736	92,756	74,523

Other income (expense):
Interest expense	(7,908)	(5,163)	(15,708)	(10,148)
Other, net	464	1,172	774	1,536

Income from continuing operations before income taxes	44,296	44,745	77,822	65,911
Income tax expense	(17,315)	(17,339)	(30,417)	(25,629)

Income from continuing operations	26,981	27,406	47,405	40,282
Loss on discontinued operations, net of income taxes (note 2)	—	(340)	—	(349)

Net income	26,981	27,066	47,405	39,933
Less net income (loss) attributable to redeemable non-controlling interests	(1)	243	(30)	482

Net income attributable to Air Methods Corporation and subsidiaries	$26,982	26,823	47,435	39,451

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(57)	(85)	13	(460)

Comprehensive income	$26,925	26,738	47,448	38,991

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income (loss) per common share (note 5):
Basic:
Continuing operations	$.70	$.69	1.21	1.01
Discontinued operations	—	(.01)	—	(.01)
Net income	$.70	$.68	1.21	1.00

Diluted:
Continuing operations	$.70	$.69	1.20	1.01
Discontinued operations	—	(.01)	—	(.01)
Net income	$.70	$.68	1.20	1.00

Weighted average number of common shares outstanding – basic	38,396,241	39,272,325	38,600,029	39,267,222
Weighted average number of common shares outstanding – diluted	38,461,238	39,405,889	38,664,976	39,400,193

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$47,405	39,933
Loss from discontinued operations, net of income taxes	—	349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	46,065	41,198
Deferred income tax expense	7,003	2,491
Stock-based compensation	3,140	3,604
Loss on disposition of assets, net	178	269
Unrealized loss (gain) on derivative instrument	(970)	256
Loss from equity method investee	264	353
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in prepaid expenses and other current assets	7,833	502
Increase in receivables	(13,941)	(1,605)
Decrease in inventories	372	1,192
Increase in costs in excess of billings	(1,175)	(946)
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(6,197)	19,492
Increase in deferred revenue and billings in excess of costs	2,362	1,298

Net cash provided by continuing operating activities	92,339	108,386
Net cash used by discontinued operating activities	—	(47)
Net cash provided by operating activities	92,339	108,339

Cash flows from investing activities:
Acquisition of subsidiaries, net of cash acquired	(225,519)	—
Acquisition of property and equipment	(57,675)	(48,355)
Acquisition of hospital program	—	(43,481)
Buy-out of previously leased aircraft	(10,529)	(7,569)
Proceeds from disposition and sale of equipment and assets held for sale	5,189	2,664
Increase in other assets	(6,542)	(10,741)

Net cash used by continuing investing activities	(295,076)	(107,482)
Net cash provided by discontinued investing activities	—	25
Net cash used in investing activities	(295,076)	(107,457)

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from financing activities:
Proceeds from issuance of common stock, net	$803	408
Purchases of common stock	(38,288)	—
Borrowings under line of credit	48,000	35,000
Payments under line of credit	(40,000)	(35,000)
Payments for financing costs	(68)	(54)
Proceeds from long-term debt	271,792	55,321
Payments of long-term debt	(25,453)	(24,021)
Payments of capital lease obligations	(13,238)	(16,840)

Net cash provided by continuing financing activities	203,548	14,814
Net cash provided (used) by discontinued financing activities	—	—
Net cash provided by financing activities	203,548	14,814

Increase in cash and cash equivalents	811	15,696

Cash and cash equivalents at beginning of period	5,808	13,165

Cash and cash equivalents at end of period	$6,619	28,861

Interest paid in cash during the period	$15,068	9,799

Income taxes paid in cash during the period	$29,652	3,129

Non-cash investing and financing activities:

In the six months ended June 30, 2016, the Company settled non-interest-bearing notes payable of $2,955 in exchange for the aircraft securing the debt.

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

Tri-State Care Flight, LLC

On January 19, 2016, the Company acquired 100% of the membership interest of Tri-State Care Flight, LLC (TSCF), for a cash purchase price of $222.5 million plus an initial estimated working capital adjustment of $11.2 million. The purchase price was subject to adjustment based on final working capital, as defined in the purchase agreement, as of the closing date. As of March 31, 2016, the Company recorded a receivable of $811,000 for the decrease to the purchase price related to the change in working capital, and the amount was received in the second quarter of 2016. The purchase price was financed primarily through additional term loans and draws against the line of credit under the Company’s senior credit facility.

TSCF provided air medical transport services in the southwestern United States under the community-based service delivery model, utilizing a fleet of 22 helicopters and five fixed-wing aircraft. The acquisition is expected to further strengthen the Company’s position as a leader in air medical transport services in the United States and to result in certain operating efficiencies.

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

For the reasons described in the foregoing paragraph, the allocation of the purchase price is still subject to refinement. The initial allocation of the purchase price was as follows (amounts in thousands):

	Allocation at March 31, 2016	Adjustments	Revised Allocation
Assets purchased:
Receivables	$30,695	(1,909)	28,786
Aircraft	30,501		30,501
Goodwill	80,690	1,742	82,432
Other intangible assets	74,000		74,000
Other assets	26,845	3	26,848
Total assets	242,731	(164)	242,567

Total liabilities assumed	(9,864)	164	(9,700)
Purchase price	$232,867	—	232,867

Net revenue and income (loss) before income taxes and allocation of corporate administrative expenses generated by TSCF’s operations since the acquisition date have been included with those of the Company in the consolidated statements of comprehensive income as follows (amounts in thousands):

	Three months ended June 30, 2016	Six months ended June 30, 2016
Net revenue	$11,162	26,436
Income (loss) before income taxes and corporate administrative expense allocation	(3,214)	1,177

Operating results shown above for TSCF do not include the effect of patient transports retained at base locations where a TSCF base was consolidated into a previously existing Company base.

The following unaudited pro forma information presents combined financial results for the Company and TSCF for the three and six months ended June 30, 2015, assuming the acquisition occurred as of January 1, 2015 (amounts in thousands, except per share amounts):

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$284,789	544,889
Net income attributable to Air Methods Corporation and subsidiaries	$30,670	47,684
Basic income per common share	$.78	1.21
Diluted income per common share	$.78	1.21

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

Blue Hawaiian Helicopters

In the third quarter of 2015, the Company’s partners exercised their right to require the Company to acquire their 10% ownership interest in Blue Hawaiian Holdings, LLC. During the first and second quarters of 2016, the Company completed the buyout for $9,173,000.

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the six months ended June 30, 2016, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2016	39,003,026	$573,875

Issuance of common shares for options exercised	45,360	803
Stock-based compensation	59,536	3,140
Purchase of treasury shares	(1,035,732)	(38,288)
Adjustments to redeemable non-controlling interests	—	(866)
Other comprehensive income	—	13
Net income attributable to Air Methods Corporation and subsidiaries	—	47,435

Balances at June 30, 2016	38,072,190	$586,112

(4)	Patient Transport Revenue Recognition

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

Historically, the Company’s allowance and provision for contractual discounts were calculated based entirely on Medicare and Medicaid patient transports. The Company determined that uncollectible amounts related to other government-sponsored insurance plans and to private insurance carriers with whom the Company has established a contractual relationship should have been categorized as contractual discounts rather than as uncompensated care in prior periods. Effective in the fourth quarter of 2015, the Company presented these uncollectible amounts as contractual discounts and corrected the presentation in prior periods. As a result, the Company increased the provision for contractual discounts and correspondingly decreased the provision for uncompensated care by $21,227,000 and $46,924,000 for the quarter and six months ended June 30, 2015.

The Company has not changed its charitable care policies related to self-pay patients or deductible and copayment balances for insured patients during either 2016 or 2015. The allowance for uncompensated care was 49.8% of receivables from non-contract payers as of June 30, 2016, compared to 42.0% at December 31, 2015, and 51.7% at June 30, 2015.

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

	For quarter ended June 30,		For six months ended June 30,
	2016	2015	2016	2015

Third-party payers	$318,190	266,116	609,145	463,965
Self-pay	93,982	68,264	181,856	135,754
Total	$412,172	334,380	791,001	599,719

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $866,000 for the six months ended June 30, 2016, respectively, and by $51,000 and $118,000 for the quarter and six months ended June 30, 2015, respectively, for adjustments to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2016	2015
For quarter ended June 30:
Weighted average number of common shares outstanding – basic	38,396,241	39,272,325
Dilutive effect of:
Common stock options	1,996	35,491
Unvested restricted stock	61,054	98,073
Unvested performance share units	1,947	—
Weighted average number of common shares outstanding – diluted	38,461,238	39,405,889

For six months ended June 30:
Weighted average number of common shares outstanding – basic	38,600,029	39,267,222
Dilutive effect of:
Common stock options	7,284	39,226
Unvested restricted stock	57,243	93,745
Unvested performance share units	420	—
Weighted average number of common shares outstanding – diluted	38,664,976	39,400,193

Common stock options totaling 957,000 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2016, because their effect would have been anti-dilutive. Common stock options totaling 584,832 and 574,832 were not included in the diluted shares outstanding for the quarter and six months ended June 30, 2015, respectively, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $1,552,000 at June 30, 2016 and $0 at December 31, 2015. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in aircraft operations expense in the Company’s statements of comprehensive income. Aircraft operations expense included non-cash mark to market derivative gains of $821,000 and $970,000 for the quarter and six months ended June 30, 2016, respectively, compared to non-cash mark to market losses of $108,000 and $256,000 for the quarter and six months ended June 30, 2015, respectively. Cash settlements totaled $97,000 in the quarter and six months ended June 30, 2016. There were no cash settlements in 2015.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of June 30, 2016, is estimated to be $879,418,000, compared to carrying value of $860,026,000. The fair value of long-term debt as of December 31, 2015, was estimated to be $612,264,000, compared to carrying value of $605,123,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between all operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

For quarter ended June 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2016
External revenue	$252,939	32,215	7,418	—	—	292,572
Intersegment revenue	—	—	3,705	—	(3,705)	—
Total revenue	252,939	32,215	11,123	—	(3,705)	292,572
Operating expenses, excluding depreciation & amortization	(171,805)	(26,894)	(9,639)	(12,080)	3,085	(217,333)
Depreciation & amortization	(19,741)	(2,315)	(848)	(595)	—	(23,499)
Interest expense	(6,460)	(1,046)	—	(406)	4	(7,908)
Other income, net	421	17	—	30	(4)	464
Income tax expense	—	—	—	(17,315)	—	(17,315)
Segment net income (loss)	55,354	1,977	636	(30,366)	(620)	26,981
Less net loss attributable to non-controlling interests	(1)	—	—	—	—	(1)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$55,355	1,977	636	(30,366)	(620)	26,982

2015
External revenue	$224,708	34,444	4,449	1	—	263,602
Intersegment revenue	—	—	4,753	—	(4,753)	—
Total revenue	224,708	34,444	9,202	1	(4,753)	263,602
Operating expenses, excluding depreciation & amortization	(152,269)	(27,421)	(8,418)	(10,177)	4,573	(193,712)
Depreciation & amortization	(17,682)	(1,962)	(907)	(603)	—	(21,154)
Interest expense	(3,750)	(874)	—	(541)	2	(5,163)
Other income, net	1,254	2	—	(82)	(2)	1,172
Income tax expense	—	—	—	(17,339)	—	(17,339)
Income (loss) from continuing operations	52,261	4,189	(123)	(28,741)	(180)	27,406
Loss on discontinued operations, net of tax	(340)	—	—	—	—	(340)
Segment net income (loss)	51,921	4,189	(123)	(28,741)	(180)	27,066
Less net income (loss) attributable to non-controlling interests	(22)	265	—	—	—	243
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$51,943	3,924	(123)	(28,741)	(180)	26,823

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(7)	Business Segment Information, continued

For six months ended June 30:	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2016
External revenue	$488,154	59,461	14,355	—	—	561,970
Intersegment revenue	—	—	9,076	—	(9,076)	—
Total revenue	488,154	59,461	23,431	—	(9,076)	561,970
Operating expenses, excluding depreciation & amortization	(335,515)	(50,315)	(20,581)	(24,446)	7,708	(423,149)
Depreciation & amortization	(38,565)	(4,581)	(1,745)	(1,174)	—	(46,065)
Interest expense	(12,602)	(2,115)	—	(999)	8	(15,708)
Other income, net	936	34	—	(188)	(8)	774
Income tax expense	—	—	—	(30,417)	—	(30,417)
Segment net income (loss)	102,408	2,484	1,105	(57,224)	(1,368)	47,405
Less net loss attributable to non-controlling interests	(30)	—	—	—	—	(30)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$102,438	2,484	1,105	(57,224)	(1,368)	47,435

2015
External revenue	$430,649	62,665	8,583	4	—	501,901
Intersegment revenue	—	—	13,120	—	(13,120)	—
Total revenue	430,649	62,665	21,703	4	(13,120)	501,901
Operating expenses, excluding depreciation & amortization	(306,293)	(51,936)	(19,134)	(20,991)	12,174	(386,180)
Depreciation & amortization	(34,614)	(3,789)	(1,656)	(1,139)	—	(41,198)
Interest expense	(7,422)	(1,656)	—	(1,074)	4	(10,148)
Other income, net	1,815	3	—	(278)	(4)	1,536
Income tax expense	—	—	—	(25,629)	—	(25,629)
Income (loss) from continuing operations	84,135	5,287	913	(49,107)	(946)	40,282
Loss on discontinued operations, net of tax	(349)	—	—	—	—	(349)
Segment net income (loss)	83,786	5,287	913	(49,107)	(946)	39,933
Less net income (loss) attributable to non-controlling interests	(60)	542	—	—	—	482
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$83,846	4,745	913	(49,107)	(946)	39,451

(8)	New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, and statement of cash flow classification. The Company elected to adopt the ASU effective January 1, 2016, as permitted, and to recognize forfeitures of equity awards as they occur. Consequently, the Company recorded a cumulative-effect reduction of $80,000 in retained earnings as of January 1, 2016, for the change in accounting for forfeitures. In addition, an excess tax benefit of $160,000 for the six months ended June 30, 2015, has been reclassified from financing activities to operating activities in the accompanying condensed consolidated statements of cash flows. All other provisions of the ASU have been adopted prospectively, as required.

Effective January 1, 2016, the Company adopted ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability. Debt issuance costs of $1,194,000 and $4,379,000 as of December 31, 2015, have been reclassified from other assets to current installments of long-term debt and long-term debt, respectively, in the accompanying condensed consolidated balance sheets.

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(8)	New Accounting Pronouncements, continued

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In 2016, the FASB issued ASU Nos. 2016-08, 2016-10, and 2016-12 to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates and days’ sales outstanding for patient transports; collection of future price increases for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of the Patient Protection and Affordable Care Act (PPACA) and other changes in laws and regulations; delivery of new aircraft and disposition of older aircraft; commitments to purchase new aircraft; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. In the first six months of 2016, the AMS Division generated 87% of our total revenue, compared to 86% in the first six months of 2015.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the six months ended June 30, 2016, the Tourism Division generated 11% of our total revenue, compared to 12% in the first six months of 2015.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the six months ended June 30, 2016 and 2015.

See Note 7 to the condensed consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all patient transport revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 86% of AMS operating costs incurred during the first six months of 2016 is mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were 18,662 and 35,665 for the quarter and six months ended June 30, 2016, respectively, compared to 16,105 and 29,957 for the quarter and six months ended June 30, 2015, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 15,464 and 29,433 in the quarter and six months ended June 30, 2016, respectively, compared to 15,397 and 28,948 in the quarter and six months ended June 30, 2015, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 643 and 1,097 lower in the quarter and six months ended June 30, 2016, respectively, compared to 2015. Requests for community-based services decreased 1.0% and increased 0.3% for the quarter and six months ended June 30, 2016, for bases open greater than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening third-party payer coverage or creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of collection rate, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicare and Medicaid reimbursement rates have remained well below the cost of providing air medical transportation.

Private insurers may also take additional time to review claims and related documentation, including proof of medical necessity, and increase the frequency of such reviews, thus elongating the collection cycle. The collection rate and cycle may also both be impacted if private insurers pay patients directly rather than remitting payment to the Company.

One of the primary goals of PPACA was to decrease the number of uninsured Americans. Although we have experienced a movement from self-pay patients to Medicaid in our payer mix in prior periods, to date we have not experienced an increase in the percentage of transports covered by private insurance as a result of PPACA.

Net reimbursement per transport increased 1.9% and 0.9% in the quarter and six months ended June 30, 2016, compared to 2015, attributed to recent price increases net of deteriorations in collection rate. Payer mix inclusive of TSCF, based on number of transports, was as follows:

	For quarters ended June 30,		For six months ended June 30,
	2016	2015	2016	2015
Private insurance carriers	25.6%	26.1%	25.9%	26.6%
Government-sponsored insurance plans	3.5%	4.1%	3.6%	3.9%
Medicare	36.8%	35.9%	36.2%	35.4%
Medicaid	24.6%	24.7%	24.6%	24.5%
Self-pay patients	9.5%	9.2%	9.7%	9.6%

Excluding the effect of TSCF, private insurance carriers represented 26.3% and 26.6% of total transports for the quarter and six months ended June 30, 2016, respectively.

Although price increases generally increase net reimbursement per transport from insurance payers, the amount per transport collectible from self-pay patients, Medicare, and Medicaid does not increase proportionately with price increases. Therefore, depending upon overall payer mix, price increases will usually result in an increase in the percentage of uncollectible accounts. Certain insurance companies have also not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases. Continued price increases may cause insurance companies to limit coverage for air medical transport to amounts less than our historical collection rates.

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 76% of tourism operating costs incurred during the first six months of 2016 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total tourism passenger count decreased to 114,615 and 210,208 in the quarter and six months ended June 30, 2016, respectively, from 126,953 and 227,149 in the quarter and six months ended June 30, 2015, respectively.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2015, we have taken delivery of 38 new aircraft and expect to take delivery of six additional new aircraft through the end of 2016. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 10.4% and decreased 3.7% in the quarter and six months ended June 30, 2016, respectively, compared to 2015, while total flight hours for AMS operations increased 11.6% and 11.8% for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Excluding TSCF operations, AMS aircraft maintenance expense increased 6.3% and decreased 8.8%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Total flight hours for corresponding operations increased 3.9% and 4.8% for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Aircraft maintenance expense for the Tourism Division decreased 15.0% and 8.4% in the quarter and six months ended June 30, 2016, respectively, compared to 2015, reflecting decreases of 3.9% and 4.3% in total flight hours for the quarter and six months ended June 30, 2016, respectively. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the six months ended June 30, 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft.

•	Competitive pressures from low-cost providers. We are recognized within the industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $26,982,000 and $47,435,000 for the quarter and six months ended June 30, 2016, respectively, compared to $26,823,000 and $39,451,000 for the quarter and six months ended June 30, 2015, respectively. Same-Base Transports were 0.4% and 1.7% higher in the quarter and six months ended June 30, 2016, respectively, compared to 2015, while net reimbursement per patient transport increased 1.9% and 0.9% in the quarter and six months ended June 30, 2016, respectively, compared to 2015, primarily as a result of recent price increases net of deteriorations in collection rate.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $33,050,000, or 18.1%, and $69,066,000, or 20.1%, for the quarter and six months ended June 30, 2016, compared to 2015, for the following reasons.

•	Net revenue of $11,162,000 and $26,436,000 from TSCF’s operations during the quarter and six months ended June 30, 2016.
•	Increases of 67, or 0.4%, and 485, or 1.7%, in Same-Base Transports for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Cancellations due to unfavorable weather conditions for bases open longer than one year were 643 and 1,097 lower in the quarter and six months ended June 30, 2016, respectively, compared to 2015. Requests for community-based services decreased 1.0% and increased 0.3% for the quarter and six months ended June 30, 2016, respectively, for bases open greater than one year.
•	Increases of 1.9% and 0.9% in net reimbursement per transport for the quarter and six months ended June 30, 2016, respectively, compared to 2015, due primarily to recent price increases net of deteriorations in collection rate. Exclusive of the effect of TSCF, payer mix remained relatively stable in the quarter and six months ended June 30, 2016, compared to 2015.
•	Incremental net revenue of $23,198,000 and $46,821,000 for the quarter and six months ended June 30, 2016, respectively, generated from the addition of 34 new bases, including fifteen bases resulting from the conversion of AMS contract customers to community-based operations, during 2016 or 2015.
•	Closure of ten bases during 2016 or 2015, due to insufficient flight volume, resulting in decreases in net revenue of approximately $4,478,000 and $7,669,000 during the quarter and six months ended June 30, 2016, respectively.

Air medical services contract revenue decreased $4,600,000, or 11.9%, and $11,595,000, or 14.6%, for the quarter and six months ended June 30, 2016, compared to 2015, for the following reasons:

•	Cessation of service under three contracts and the conversion of four contracts to community-based operations during 2016 or 2015, resulting in decreases in net revenue of approximately $4,999,000 and $14,320,000 for the quarter and six months ended June 30, 2016, respectively.
•	Incremental net revenue of $888,000 and $1,717,000 for the quarter and six months ended June 30, 2016, generated from expansion of five contracts to additional bases of operation during 2016 or 2015.
•	Decreases of 1.2% and 0.9% in flight volume for the quarter and six months ended June 30, 2016, respectively, for all contracts excluding contract expansions and closed contracts described above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $10,820,000, or 11.0%, and $23,099,000, or 12.0%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015, for the following reasons:

•	Flight center costs of $6,945,000 and $12,338,000 related to TSCF’s operations for the quarter and six months ended June 30, 2016.
•	Increases of approximately $10,353,000 and $21,913,000 for the quarter and six months ended June 30, 2016, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $4,636,000 and $10,375,000 for the quarter and six months ended June 30, 2016, respectively, due to the closure of base locations described above.

Aircraft operating expenses increased $3,543,000, or 11.3%, and decreased $1,885,000, or 2.7%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

•	Aircraft operating expenses of $1,644,000 and $3,795,000 related to TSCF’s fleet during the quarter and six months ended June 30, 2016.
•	Increase in AMS aircraft maintenance expense of $1,545,000, or 6.3%, to $26,113,000 for the second quarter of 2016 and decrease of $4,779,000, or 8.8%, to $49,414,000 for the six months ended June 30, 2016, compared to the prior year, excluding the effect of the TSCF fleet. Total flight volume for corresponding AMS operations increased 3.9% and 4.8% for the quarter and six months ended June 30, 2016, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the six months ended June 30, 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft.

•	Decreases of approximately 19.1% and 24.1% in the cost of aircraft fuel per hour flown for AMS operations for the quarter and six months ended June 30, 2016, respectively, excluding the effect of the TSCF fleet. Total AMS fuel costs, excluding the TSCF fleet, decreased $430,000 to $4,373,000 and $1,328,000 to $8,127,000 for the quarter and six months ended June 30, 2016, respectively, compared to 2015.
•	Decrease in hull insurance rates effective July 2015. Effective with our policy renewal on July 1, 2016, our hull insurance rates increased but remain below the rates we paid for the 2014-2015 policy year.

Tourism

Tourism and charter revenue decreased $2,210,000, or 6.4%, and $3,204,000, or 5.1%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015. During the quarter and six months ended June 30, 2016, respectively, we transported 114,615 and 210,208 passengers on tourism flights, compared to 126,953 and 227,149 in the quarter and six months ended June 30, 2015, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses decreased $946,000, or 4.1%, and $1,713,000, or 4.0%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015, for the following reasons:

•	Decrease in the number of passengers, as described above.
•	Decreases of $1,212,000, or 15.0%, to $6,876,000 and $1,287,000, or 8.4%, to $13,983,000 in tourism aircraft maintenance expense for the quarter and six months ended June 30, 2016, respectively, reflecting decreases of 3.9% and 4.3% in total flight hours for the quarter and six months ended June 30, 2016, respectively, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.
•	Decreases of 30.2% and 28.5% in the cost of aircraft fuel per hour flown for tourism operations for the quarter and six months ended June 30, 2016, respectively.

Medical Interiors and Products

Medical interiors and products revenue increased $2,956,000, or 66.4%, and $5,776,000, or 67.3%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015. Significant projects during 2016 included the completion of thirteen multi-mission interiors for the U.S. Army’s HH-60M helicopter, work under two contracts for a total of 73 interior kits for an older generation of the Black Hawk helicopter, and four aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2016, was as follows:

•	$5,253,000 and $10,643,000 – governmental entities
•	$2,153,000 and $3,720,000 – commercial customers

Significant projects during 2015 included the completion of nine multi-mission interiors for the U.S. Army’s HH-60M helicopter and work on three aircraft interiors for commercial customers. Revenue by product line for the quarter and six months ended June 30, 2015, was as follows:

•	$2,454,000 and $5,611,000 – governmental entities
•	$1,996,000 and $2,976,000 – commercial customers

Cost of medical interiors and products increased $2,836,000, or 80.4%, and $5,615,000, or 83.4%, for the quarter and six months ended June 30, 2016, respectively, as compared to the prior year, due primarily to the increase in related revenue. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization increased $2,345,000, or 11.1%, and $4,867,000, or 11.8%, for the quarter and six months ended June 30, 2016, compared to 2015. Depreciation related to TSCF’s fixed assets was $712,000 and $1,181,000 and amortization of TSCF’s intangible assets was $1,052,000 and $1,753,000 for the quarter and six months ended June 30, 2016, respectively. In addition, since March 31, 2015, we have placed 39 aircraft with a total depreciable basis of $130.1 million into service. These increases were offset, in part, by the buyout of 24 aircraft which were previously leased under capital lease obligations since March 31, 2015. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations results in a decrease in depreciation expense.

General and administrative (G&A) expenses increased $6,370,000, or 18.9%, and $10,037,000, or 14.5%, for the quarter and six months ended June 30, 2016, respectively, compared to 2015. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and tourism customer service and reservations. G&A expenses directly attributable to TSCF operations totaled $2,199,000 and $3,785,000 for the quarter and six months ended June 30, 2016. In addition, since March 31, 2015, we have opened a net of 23 new community-based locations, not including TSCF bases, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements.

Interest expense increased $2,745,000, or 53.2%, and $5,560,000, or 54.8%, for the quarter and six months ended June 30, 2016, compared to 2015, primarily due to $220 million of term loans originated during January 2016 to finance the acquisition of TSCF. In addition, we carried an average balance of $11.7 million against our line of credit in 2016, compared to $9.4 million in 2015.

Income tax expense was $17,315,000 and $30,417,000 in the quarter and six months ended June 30, 2016, respectively, compared to $17,339,000 and $25,629,000 in the quarter and six months ended June 30, 2015, respectively. The effective tax rate was approximately 39.1% for the quarter and six months ended June 30, 2016, compared to 38.8% and 38.9% for the quarter and six months ended June 30, 2015. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of June 30, 2016, was $339,173,000, compared to $324,889,000 at December 31, 2015. Cash generated by continuing operations was $92,339,000 in 2016, compared to $108,386,000 in 2015, reflecting the results of operations described above. Receivables increased $13.9 million during 2016, compared to $1.6 million in 2015. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 155 at June 30, 2016, compared to 131 at June 30, 2015. The increase in DSO’s is attributed in part to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to processing and to an increase in the number of accounts subjected to the extended review process by private insurers. We do not expect the claims processing times for private insurers to improve in the near-term. In addition, we paid $29.7 million in estimated income taxes during the six months ended June 30, 2016, compared to $3.1 million in the prior year. We believe the increase year over year is primarily due to timing and expect estimated income tax payments during the second half of 2016 to be lower than payments during both the first half of 2016 and the last half of 2015.

Cash used by continuing investing activities totaled $295,076,000 in 2016 compared to $107,482,000 in 2015. In 2016 we acquired TSCF for $216.3 million (net of cash deposits acquired) and completed the buyout of our minority partners in Blue Hawaiian Holdings, LLC, for $9.2 million. Equipment acquisitions in 2016 included the purchase of thirteen aircraft for approximately $45.1 million and the buyout of eight previously leased aircraft for $10.5 million. Equipment acquisitions in the six months ended June 30, 2015, included the purchase of ten aircraft for approximately $34.5 million and the buyout of seven previously leased aircraft for $7.6 million. During the six months ended June 30, 2015, we also acquired three aircraft, medical equipment, and certain other intangible assets totaling $43.5 million from a hospital customer in connection with converting the program to community-based operations.

Continuing financing activities provided $203,548,000 in 2016 compared to $14,814,000 in 2015. In 2016 we utilized $220 million of new term loans under the senior credit facility to finance the acquisition of TSCF and originated thirteen notes totaling $51.8 million to finance the acquisition of new aircraft. We also repurchased 1,035,732 shares of our common stock on the open market for $38.3 million. During the six months ended June 30, 2015, we originated seventeen notes, primarily to finance the acquisition of aircraft.

In the first quarter of 2015, we entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. We expect to take delivery of a total of twelve aircraft under this agreement in 2016, including seven which have already been delivered. During 2016 we began discussions with Bell Helicopter Textron, Inc., to modify the terms of the purchase agreement, including the total number of aircraft to be delivered under the agreement and application of related deposits. In the event we exercise our right to termination for convenience or are prevented from taking or decline to take delivery of the aircraft for any other reason, we may forfeit nonrefundable deposits up to $6.3 million. We intend to use the new aircraft for base expansion opportunities as well as to replace older models of aircraft in the fleet. We plan to either sell the aircraft which are replaced, use them for spare parts, or redeploy them into the backup fleet.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the six months ended June 30, 2016, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $17,876,000 in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In 2016, the FASB issued ASU Nos. 2016-08, 2016-10, and 2016-12 to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

There have been no material changes in market risk at June 30, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had an outstanding balance of $8 million at June 30, 2016, and $452 million in notes payable. Based on the amounts outstanding at June 30, 2016, the annual impact of a change of 100 basis points in interest rates would be approximately $4,600,000. Interest rates on these instruments approximate current market rates as of June 30, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in legal proceedings from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we purchased shares of our common stock on the open market as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1 – 30, 2016	382,010	$36.39	382,010	$159.2 million
May 1 – 31, 2016	—	—	—	$159.2 million
June 1 – 30, 2016	306,200	$35.73	306,200	$148.3 million

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

AIR METHODS CORPORATION

Date: August 5, 2016	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer

Date: August 5, 2016	By	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer

Date: August 5, 2016	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

