Form 10-Q
period 2016-09-30
AIR METHODS CORP
filed 2016-11-04
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-16079

AIR METHODS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Delaware	84-0915893
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7301 South Peoria, Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐  No  ☒

The number of shares of Common Stock, par value $.06, outstanding as of October 28, 2016, was 36,391,523.

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$7,417	5,808
Receivables:
Trade, net (notes 1 and 4)	385,747	360,542
Refundable income taxes	26,947	2,674
Other	2,973	3,402
Total receivables	415,667	366,618

Inventories	49,490	46,377
Work-in-process on medical interiors and products contracts	4,449	4,024
Assets held for sale	6,054	16,369
Costs and estimated earnings in excess of billings on uncompleted contracts	2,223	961
Refundable deposits	5,002	7,594
Prepaid expenses and other (note 6)	10,838	9,850

Total current assets	501,140	457,601

Property and equipment:
Land	251	251
Flight and ground support equipment	958,411	835,380
Aircraft under capital leases	149,814	168,725
Aircraft rotable spare parts	35,591	34,688
Buildings and office equipment	68,180	62,503
	1,212,247	1,101,547
Less accumulated depreciation and amortization	(339,455)	(301,891)

Net property and equipment	872,792	799,656

Goodwill (note 2)	211,418	127,732
Intangible assets, net of accumulated amortization of $37,625 and $28,093 at September 30, 2016 and December 31, 2015, respectively	193,713	129,899
Other assets	23,858	21,062

Total assets	$1,802,921	1,535,950

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2016	2015
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$7,229	2,955
Current installments of long-term debt	55,040	37,897
Current installments of obligations under capital leases	17,923	20,407
Accounts payable	35,704	30,912
Deferred revenue	2,345	2,294
Billings in excess of costs and estimated earnings on uncompleted contracts	2,079	1,250
Accrued wages and compensated absences	27,801	19,419
Due to third party payers	13,302	12,292
Other accrued liabilities	20,888	21,044

Total current liabilities	182,311	148,470

Long-term debt, less current installments	803,120	567,226
Obligations under capital leases, less current installments	52,344	68,389
Deferred income taxes (note 1)	204,714	166,836
Other liabilities	9,465	12,293

Total liabilities	1,251,954	963,214

Redeemable non-controlling interests	—	8,550

Stockholders' equity (notes 1 and 3):
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,604,689 and 39,511,350 shares at September 30, 2016 and December 31, 2015, respectively; outstanding 36,391,523 and 39,003,026 shares at September 30, 2016 and December 31, 2015, respectively	2,355	2,353
Additional paid-in capital	134,777	128,767
Treasury stock at cost, 3,051,220 and 320,988 shares at September 30, 2016, and December 31, 2015, respectively	(109,881)	(13,457)
Retained earnings	525,112	447,840
Accumulated other comprehensive loss	(1,396)	(1,317)

Total stockholders' equity	550,967	564,186

Total liabilities and stockholders’ equity	$1,802,921	1,535,950

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Patient transport revenue, net of provision for contractual discounts (note 4)	$399,347	383,641	1,146,147	983,360
Provision for uncompensated care (notes 1 and 4)	(169,441)	(160,799)	(503,099)	(421,690)
Patient transport revenue, net	229,906	222,842	643,048	561,670
Air medical services contract revenue	34,563	40,329	102,382	119,743
Tourism and charter revenue	38,781	36,212	98,242	98,877
Medical interiors and products revenue	4,536	8,379	18,899	16,966
Dispatch and billing service revenue	3,226	3,580	10,411	10,739
	311,012	311,342	872,982	807,995
Operating expenses:
Flight centers	117,958	100,649	333,468	293,060
Air medical aircraft operations	36,512	32,876	103,196	101,445
Tourism operating expenses	24,700	22,519	65,930	65,462
Cost of medical interiors and products sold	4,748	6,712	17,093	13,442
Cost of dispatch and billing services	4,790	3,467	12,608	9,378
Depreciation and amortization	23,587	20,884	69,652	62,082
Loss on disposition of assets, net	386	2,607	564	2,876
General and administrative	41,079	39,351	120,463	108,698
	253,760	229,065	722,974	656,443

Operating income	57,252	82,277	150,008	151,552

Other income (expense):
Interest expense	(8,146)	(4,893)	(23,854)	(15,041)
Other, net	585	(266)	1,359	1,270

Income from continuing operations before income taxes	49,691	77,118	127,513	137,781
Income tax expense (note 1)	(19,077)	(30,235)	(49,494)	(53,843)

Income from continuing operations	30,614	46,883	78,019	83,938
Loss on discontinued operations, net of income taxes	—	(29)	—	(378)

Net income	30,614	46,854	78,019	83,560
Less net income (loss) attributable to redeemable non-controlling interests	—	202	(30)	684

Net income attributable to Air Methods Corporation and subsidiaries	$30,614	46,652	78,049	82,876

Other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	(92)	(340)	(79)	(800)

Comprehensive income	$30,522	46,312	77,970	82,076

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME, Continued

(Amounts in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income (loss) per common share (notes 1 and 5):
Basic:
Continuing operations	$.82	1.17	2.03	2.10
Discontinued operations	—	—	—	(.01)
Net income	$.82	1.17	2.03	2.09

Diluted:
Continuing operations	$.82	1.16	2.02	2.09
Discontinued operations	—	—	—	(.01)
Net income	$.82	1.16	2.02	2.08

Weighted average number of common shares outstanding – basic	37,354,787	39,293,453	38,181,918	39,276,062
Weighted average number of common shares outstanding – diluted	37,413,828	39,420,354	38,260,743	39,408,239

See accompanying notes to unaudited condensed consolidated financial statements.

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$78,019	83,560
Loss from discontinued operations, net of income taxes	—	378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,652	62,082
Deferred income tax expense	37,878	4,376
Stock-based compensation	5,129	5,733
Amortization of debt issuance costs	929	697
Loss on disposition of assets, net	564	2,876
Unrealized loss (gain) on derivative instrument	(531)	369
Loss from equity method investee	395	1,193
Changes in assets and liabilities, net of effects of acquisitions:
Decrease in prepaid expenses and other current assets	2,822	641
Increase in receivables	(21,591)	(51,301)
Increase in inventories	(1,001)	(797)
Increase in costs in excess of billings	(1,262)	(2,188)
Increase in accounts payable, other accrued liabilities, and other liabilities	1,420	18,770
Increase (decrease) in deferred revenue and billings in excess of costs	880	(178)

Net cash provided by continuing operating activities	173,303	126,211
Net cash used by discontinued operating activities	—	(100)
Net cash provided by operating activities	173,303	126,111

Cash flows from investing activities:
Acquisition of subsidiaries	(225,519)	—
Acquisition of property and equipment	(74,025)	(95,494)
Acquisition of hospital program	—	(43,481)
Buy-out of previously leased aircraft	(13,123)	(9,519)
Proceeds from disposition and sale of equipment and assets held for sale	6,209	3,642
Increase in other assets	(3,194)	(11,597)

Net cash used by continuing investing activities	(309,652)	(156,449)
Net cash provided by discontinued investing activities	—	25
Net cash used in investing activities	(309,652)	(156,424)

(Continued)

Air Methods Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from financing activities:
Proceeds from issuance of common stock	$803	409
Purchases of common stock	(96,424)	—
Borrowings under line of credit	95,000	50,000
Payments under line of credit	(80,000)	(50,000)
Payments for financing costs	(73)	(4,472)
Proceeds from long-term debt	276,000	105,525
Payments of long-term debt	(38,819)	(45,251)
Payments of capital lease obligations	(18,529)	(24,100)

Net cash provided by continuing financing activities	137,958	32,111
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	137,958	32,111

Increase in cash and cash equivalents	1,609	1,798

Cash and cash equivalents at beginning of period	5,808	13,165

Cash and cash equivalents at end of period	$7,417	14,963

Interest paid in cash during the period	$22,930	14,366

Income taxes paid in cash during the period	$37,247	27,950

Non-cash investing and financing activities:

In the nine months ended September 30, 2016, the Company settled non-interest-bearing notes payable of $2,955 in exchange for the aircraft securing the debt and entered into non-interest-bearing notes payable of $7,229 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of September 30, 2016.

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

(unaudited)

(1)	Summary of Significant Accounting Policies

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

Revision of Previously Issued Financial Statements

During the third quarter of 2016, the Company identified errors in the mathematical formula used to calculate its allowances for contractual discounts and uncompensated care related to patient transport receivables. The errors caused net receivables to be overstated for open accounts which had been partially collected and understated for open accounts which had been partially discounted. The Company has evaluated the impact of these errors and concluded it was not material to any previously issued financial statements. The Company has elected to revise the unaudited condensed consolidated financial statements as of December 31, 2015, and for the nine months ended September 30, 2015, presented in this report and will revise its previously issued financial statements to correct these errors when the financial statements are presented in future periodic filings.

As of December 31, 2015, the revisions decreased net trade receivables and total assets by $15.8 million, deferred income taxes by $6.1 million, and retained earnings by $9.7 million. For the nine months ended September 30, 2015, the revisions increased the provision for uncompensated care by $5.2 million and decreased income tax expense by $2.0 million and net income attributable to the Company and its subsidiaries by $3.2 million. Basic and diluted earnings per share for the nine months ended September 30, 2015, decreased $0.08. Notes to the unaudited condensed consolidated financial statements have also been revised consistent with these adjustments, as appropriate.

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

The Company is in the process of verifying open aircraft parts repair orders and confirming other liabilities relating to pre-acquisition events. In addition, the Company is analyzing the payer mix and historical collection data related to patient transport receivables as of the acquisition date. For these reasons, the allocation of the purchase price is still subject to refinement. The allocation of the purchase price was as follows (amounts in thousands):

	Initial		Revised
	Allocation	Adjustments	Allocation
Assets purchased:
Receivables	$30,695	(3,180)	27,515
Aircraft	30,501		30,501
Goodwill	80,690	3,013	83,703
Other intangible assets	74,000		74,000
Other assets	26,845	3	26,848
Total assets	242,731	(164)	242,567

Total liabilities assumed	(9,864)	164	(9,700)
Purchase price	$232,867	—	232,867

Net revenue and income (loss) before income taxes and allocation of corporate administrative expenses generated by TSCF’s operations since the acquisition date have been included with those of the Company in the consolidated statements of comprehensive income as follows (amounts in thousands):

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Net revenue	$14,000	40,429
Income (loss) before income taxes and corporate administrative expense allocation	(178)	999

Operating results shown above for TSCF do not include the effect of patient transports retained at base locations where a TSCF base was consolidated into a previously existing Company base.

The following unaudited pro forma information presents combined financial results for the Company and TSCF for the three and nine months ended September 30, 2015, assuming the acquisition occurred as of January 1, 2015 (amounts in thousands, except per share amounts):

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Revenue	$331,518	871,159
Net income attributable to Air Methods Corporation and subsidiaries	$49,872	94,365
Basic income per common share	$1.25	2.38
Diluted income per common share	$1.24	2.37

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(2)	Acquisition of Subsidiaries, continued

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

(3)	Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2016, consisted of the following (amounts in thousands except share amounts):

	Shares
	Outstanding	Amount

Balances at January 1, 2016	39,003,026	$564,186

Issuance of common stock for options exercised	45,360	803
Stock-based compensation	73,369	5,129
Purchase of common stock	(2,730,232)	(96,424)
Forfeiture of unvested restricted shares and related dividends	—	14
Adjustments to redeemable non-controlling interests	—	(711)
Other comprehensive loss	—	(79)
Net income attributable to Air Methods Corporation and subsidiaries	—	78,049

Balances at September 30, 2016	36,391,523	$550,967

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(4)	Patient Transport Revenue Recognition

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

Historically, the Company’s allowance and provision for contractual discounts were calculated based entirely on Medicare and Medicaid patient transports. The Company determined that uncollectible amounts related to other government-sponsored insurance plans and to private insurance carriers with whom the Company has established a contractual relationship should have been categorized as contractual discounts rather than as uncompensated care in prior periods. Effective in the fourth quarter of 2015, the Company presented these uncollectible amounts as contractual discounts and corrected the presentation in prior periods. As a result, the Company increased the provision for contractual discounts and correspondingly decreased the provision for uncompensated care by $19,480,000 and $66,405,000 for the quarter and nine months ended September 30, 2015, respectively. The Company has also reclassified certain amounts for the first and second quarters of 2016 from the provision for uncompensated care to the provision for contractual discounts in order to conform with this presentation.

The Company has not changed its charitable care policies related to self-pay patients or deductible and copayment balances for insured patients during either 2016 or 2015. The allowance for uncompensated care was 55.3% of receivables from non-contract payers as of September 30, 2016, compared to 45.0% at December 31, 2015, and 59.9% at September 30, 2015.

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

	For quarter ended		For nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Third-party payers	$297,386	303,155	862,329	767,120
Self-pay	101,961	80,486	283,818	216,240
Total	$399,347	383,641	1,146,147	983,360

Air Methods Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements, continued

(unaudited)

(5)	Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by all common shares outstanding during the period and dilutive potential common shares.

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was increased by $155,000 and decreased by $711,000 for the quarter and nine months ended September 30, 2016, respectively, and decreased by $800,000 and $918,000 for the quarter and nine months ended September 30, 2015, respectively, for adjustments to the value of redeemable non-controlling interests.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows:

	2016	2015
For quarter ended September 30:
Weighted average number of common shares outstanding – basic	37,354,787	39,293,453
Dilutive effect of:
Common stock options	1,468	27,886
Unvested restricted stock	49,814	92,449
Unvested performance share units	7,759	6,566
Weighted average number of common shares outstanding – diluted	37,413,828	39,420,354

For nine months ended September 30:
Weighted average number of common shares outstanding – basic	38,181,918	39,276,062
Dilutive effect of:
Common stock options	4,929	35,752
Unvested restricted stock	69,189	95,489
Unvested performance share units	4,707	936
Weighted average number of common shares outstanding – diluted	38,260,743	39,408,239

Common stock options totaling 958,567 and performance share units totaling 30,358 were not included in the diluted shares outstanding for the three and nine months ended September 30, 2016, because their effect would have been anti-dilutive. Common stock options totaling 573,732 and 566,752 were not included in the diluted shares outstanding for the three and nine months ended September 30, 2015, respectively, and performance share units totaling 68,340 were not included in the diluted shares outstanding for the three and nine months ended September 30, 2015, because their effect would have been anti-dilutive.

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

Derivative instruments:

The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. Financial derivative instruments covering fuel purchases are included in prepaid expenses and other current assets at fair value. Fair value is determined based on quoted prices in active markets for similar instruments and is classified as Level 2 in the fair value hierarchy. The fair value of all fuel derivative instruments included in prepaid expenses and other current assets was $770,000 at September 30, 2016, and $0 at December 31, 2015. The Company’s financial derivatives do not qualify for hedge accounting, and, therefore, realized and non-cash mark to market adjustments are included in air medical aircraft operations and tourism operating expenses in the Company’s statements of comprehensive income. Operating expenses included a non-cash mark to market derivative loss of $439,000 and gain of $531,000 for the quarter and nine months ended September 30, 2016, respectively, compared to losses of $112,000 and $369,000 for the quarter and nine months ended September 30, 2015, respectively. Cash settlements totaled $343,000 and $439,000 in the quarter and nine months ended September 30, 2016. There were no cash settlements in 2015.

Long-term debt:

The fair value of long-term debt is classified as Level 3 in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of September 30, 2016, is estimated to be $874,727,000, compared to a carrying value of $858,160,000. The fair value of long-term debt as of December 31, 2015, was estimated to be $612,264,000, compared to a carrying value of $605,123,000.

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses, corporate income tax expense, and results of insignificant operations. The Company does not allocate assets between operating segments for internal reporting and performance evaluation purposes. Operating segments and their principal products or services are as follows:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service and to hospitals or other institutions under exclusive operating agreements. Services include aircraft operation and maintenance, medical care, dispatch and communications, and medical billing and collection.
•	Tourism – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers.

				Corporate	Intersegment
For quarter ended September 30:	AMS	Tourism	UR	Activities	Eliminations	Consolidated
2016
External revenue	$267,699	38,781	4,532	—	—	311,012
Intersegment revenue	—	—	3,173	—	(3,173)	—
Total revenue	267,699	38,781	7,705	—	(3,173)	311,012
Operating expenses, excluding depreciation & amortization	(184,740)	(29,155)	(7,676)	(11,272)	2,670	(230,173)
Depreciation & amortization	(19,808)	(2,317)	(853)	(609)	—	(23,587)
Interest expense	(6,488)	(1,070)	—	(584)	(4)	(8,146)
Other income (expense), net	670	16	—	(105)	4	585
Income tax expense	—	—	—	(19,077)	—	(19,077)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$57,333	6,255	(824)	(31,647)	(503)	30,614

2015
External revenue	$266,751	36,212	8,379	—	—	311,342
Intersegment revenue	—	—	4,803	—	(4,803)	—
Total revenue	266,751	36,212	13,182	—	(4,803)	311,342
Operating expenses, excluding depreciation & amortization	(160,200)	(28,303)	(11,127)	(12,757)	4,206	(208,181)
Depreciation & amortization	(17,412)	(2,002)	(873)	(597)	—	(20,884)
Interest expense	(3,747)	(783)	—	(366)	3	(4,893)
Other income (expense), net	524	—	—	(787)	(3)	(266)
Income tax expense	—	—	—	(30,235)	—	(30,235)
Income (loss) from continuing operations	85,916	5,124	1,182	(44,742)	(597)	46,883
Loss on discontinued operations, net of tax	(29)	—	—	—	—	(29)
Segment net income (loss)	85,887	5,124	1,182	(44,742)	(597)	46,854
Less net income (loss) attributable to non-controlling interests	(22)	224	—	—	—	202
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$85,909	4,900	1,182	(44,742)	(597)	46,652

Air Methods Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements, continued

(unaudited)

(7)	Business Segment Information, continued

				Corporate	Intersegment
For nine months ended September 30:	AMS	Tourism	UR	Activities	Eliminations	Consolidated
2016
External revenue	$755,853	98,242	18,887	—	—	872,982
Intersegment revenue	—	—	12,249	—	(12,249)	—
Total revenue	755,853	98,242	31,136	—	(12,249)	872,982
Operating expenses, excluding depreciation & amortization	(520,255)	(79,470)	(28,257)	(35,718)	10,378	(653,322)
Depreciation & amortization	(58,373)	(6,898)	(2,598)	(1,783)	—	(69,652)
Interest expense	(19,090)	(3,185)	—	(1,583)	4	(23,854)
Other income (expense), net	1,606	50	—	(293)	(4)	1,359
Income tax expense	—	—	—	(49,494)	—	(49,494)
Segment net income (loss)	159,741	8,739	281	(88,871)	(1,871)	78,019
Less net loss attributable to non-controlling interests	(30)	—	—	—	—	(30)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$159,771	8,739	281	(88,871)	(1,871)	78,049

2015
External revenue	$692,152	98,877	16,962	4	—	807,995
Intersegment revenue	—	—	17,923	—	(17,923)	—
Total revenue	692,152	98,877	34,885	4	(17,923)	807,995
Operating expenses, excluding depreciation & amortization	(466,493)	(80,239)	(30,261)	(33,748)	16,380	(594,361)
Depreciation & amortization	(52,026)	(5,791)	(2,529)	(1,736)	—	(62,082)
Interest expense	(11,169)	(2,439)	—	(1,440)	7	(15,041)
Other income (expense), net	2,339	3	—	(1,065)	(7)	1,270
Income tax expense	—	—	—	(53,843)	—	(53,843)
Income (loss) from continuing operations	164,803	10,411	2,095	(91,828)	(1,543)	83,938
Loss on discontinued operations, net of tax	(378)	—	—	—	—	(378)
Segment net income (loss)	164,425	10,411	2,095	(91,828)	(1,543)	83,560
Less net income (loss) attributable to non-controlling interests	(82)	766	—	—	—	684
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$164,507	9,645	2,095	(91,828)	(1,543)	82,876

(8)	New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance for the classification of eight types of cash receipts or payments on the statement of cash flow. The ASU is effective for periods beginning after December 15, 2017, and must be adopted retrospectively. The Company does not expect implementation to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, and statement of cash flow classification. The Company elected to adopt the ASU effective January 1, 2016, as permitted, and to recognize forfeitures of equity awards as they occur. Consequently, the Company recorded a cumulative-effect reduction of $80,000 in retained earnings as of January 1, 2016, for the change in accounting for forfeitures. In addition, an excess tax benefit of $184,000 for the nine months ended September 30, 2015, has been reclassified from financing activities to operating activities in the accompanying condensed consolidated statements of cash flows. All other provisions of the ASU have been adopted prospectively, as required.

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

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace products for domestic and international customers. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•

Air Medical Services (AMS) – provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 80% of total contract revenue) and hourly flight fees (approximately 20% of total contract revenue) billed to hospitals or other institutions. On January 19, 2016, we acquired 100% of the membership interest of Tri-State Care Flight, LLC (TSCF). In the nine months ended September 30, 2016, the AMS Division generated 87% of our total revenue, compared to 86% in 2015.

•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In the nine months ended September 30, 2016, the Tourism Division generated 11% of our total revenue, compared to 12% in 2015.
•	United Rotorcraft (UR) Division – designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. The UR Division generated 2% of our total revenue in the nine months ended September 30, 2016 and 2015.

See Note 7 to the consolidated financial statements included in Item 1 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•

Patient transport volume. Almost all patient transport revenue and approximately 20% of AMS contract revenue are derived from flight fees. By contrast, 86% of AMS operating costs incurred during the nine months ended September 30, 2016, is mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable in quarterly comparatives has historically been weather conditions. Adverse weather conditions—such as fog, high winds, high heat, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Total patient transports for community-based locations were 18,478 and 54,143 for the quarter and nine months ended September 30, 2016, respectively, compared to 17,330 and 47,287 for the quarter and nine months ended September 30, 2015, respectively. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 15,352 and 44,785 in the quarter and nine months ended September 30, 2016, respectively, compared to 16,764 and 45,712 in the quarter and nine months ended September 30, 2015, respectively. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 395 higher and 702 lower in the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Requests for community-based services decreased by 4.6% and 1.5% for the quarter and nine months ended September 30, 2016, respectively, for bases open longer than one year. Weak hospital census, particularly in rural markets, adversely impacts inter-facility transports. Extreme weather conditions may also cause a reduction in flight demand as well as in the number of completed flights.

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

Net reimbursement per transport decreased 3.3% in the quarter ended September 30, 2016, compared to 2015, attributed to deteriorations in payer mix and collection rate, net of recent price increases. Net reimbursement per transport for the nine months ended September 30, 2016, was relatively unchanged from the prior year. Payer mix inclusive of TSCF, based on number of transports, was as follows:

	For quarters ended		For nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Private insurance carriers	26.7%	27.8%	26.2%	27.0%
Government-sponsored insurance plans	3.6%	3.6%	3.6%	3.8%
Medicare	34.3%	33.9%	35.6%	34.8%
Medicaid	24.7%	24.6%	24.6%	24.4%
Self-pay patients	10.7%	10.1%	10.0%	10.0%

Excluding the effect of TSCF, private insurance carriers represented 27.2% and 26.8% of total transports for the quarter and nine months ended September 30, 2016, respectively.

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

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 76% of tourism operating costs incurred during the nine months ended September 30, 2016, was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total tourism passenger count was 137,595 and 347,803 in the quarter and nine months ended September 30, 2016, respectively, compared to 134,157 and 361,306 in the quarter and nine months ended September 30, 2015, respectively.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. In addition, on-condition components are more likely to require replacement with age. Since January 1, 2015, we have taken delivery of 42 new aircraft and expect to take delivery of two additional new aircraft through the end of 2016. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 9.1% and 0.3% in the quarter and nine months ended September 30, 2016, respectively, compared to 2015, while total flight hours for AMS operations increased 3.3% and 8.7% for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Excluding TSCF operations, AMS aircraft maintenance expense increased 1.7% and decreased 5.5%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Total flight hours for corresponding operations decreased 2.8% and increased 2.1% for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Aircraft maintenance expense for the Tourism Division increased 6.0% and decreased 3.9% in the quarter and nine months ended September 30, 2016, respectively, compared to 2015, reflecting increases of 8.6% and 0.4% in total flight hours for the quarter and nine months ended September 30, 2016, respectively. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the nine months ended September 30, 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft.

•	Competitive pressures from low-cost providers. We are recognized within the industry for our higher standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality service is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement which is effective through December 31, 2016. Negotiations have begun on a new CBA but no agreement has yet been reached. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

We reported net income of $30,614,000 and $78,049,000 for the quarter and nine months ended September 30, 2016, respectively, compared to $46,652,000 and $82,876,000 for the quarter and nine months ended September 30, 2015, respectively. Same-Base Transports decreased 8.4% and 2.0% in the quarter and nine months ended September 30, 2016, compared to 2015, while net reimbursement per patient transport decreased 3.3% in the quarter ended September 30, 2016, compared to 2015, primarily as a result of deteriorations in payer mix and collection rate net of recent price increases. Net reimbursement per patient transport for the nine months ended September 30, 2016, was relatively unchanged compared to 2015.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $7,064,000, or 3.2%, and $81,378,000, or 14.5%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015, for the following reasons:

•	Net revenue of $13,993,000 and $40,429,000 from TSCF’s operations during the quarter and nine months ended September 30, 2016.
•

Decreases of 1,412, or 8.4%, and 927, or 2.0%, in Same-Base Transports for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Cancellations due to unfavorable weather conditions for bases open longer than one year were 395 higher and 702 lower in the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Requests for community-based services decreased 4.6% and 1.5% for the quarter and nine months ended September 30, 2016, respectively, for bases open greater than one year. Weak hospital census, particularly in rural markets, adversely impacts inter-facility transports. Extreme weather conditions may also cause a reduction in flight demand as well as in the number of completed flights.

•

Decrease of 3.3% in net reimbursement per transport for the quarter ended September 30, 2016, compared to 2015, due primarily to deteriorations in payer mix and collection rate net of recent price increases. For the nine months ended September 30, 2016, net reimbursement per transport was relatively unchanged compared to 2015.

•	Incremental net revenue of $24,414,000 and $71,235,000 for the quarter and nine months ended September 30, 2016, respectively, generated from the addition of 38 new bases, including sixteen bases resulting from the conversion of AMS contract customers to community-based operations, during 2016 or 2015.
•	Closure of eleven bases during 2016 or 2015, related to insufficient flight volume and to plans to improve per base utilization, resulting in decreases in net revenue of approximately $5,524,000 and $13,456,000 during the quarter and nine months ended September 30, 2016, respectively.

Air medical services contract revenue decreased $5,766,000, or 14.3%, and $17,361,000, or 14.5%, for the quarter and nine months ended September 30, 2016, for the following reasons:

•	Cessation of service under three contracts and the conversion of five contracts to community-based operations during 2016 or 2015, resulting in decreases in net revenue of approximately $6,460,000 and $20,780,000 for the quarter and nine months ended September 30, 2016, respectively.
•	Incremental net revenue of $1,034,000 and $2,751,000 for the quarter and nine months ended September 30, 2016, generated from expansion of five contracts to additional bases of operation during 2016 or 2015.
•	Decreases of 4.0% and 2.1% in flight volume for the quarter and nine months ended September 30, 2016, respectively, for all contracts excluding contract expansions and closed contracts described above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases or changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $17,309,000, or 17.2%, and $40,408,000, or 13.8%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015, for the following reasons:

•	Flight center costs of $6,817,000 and $19,155,000 related to TSCF’s operations for the quarter and nine months ended September 30, 2016.
•	Increases of approximately $11,215,000 and $33,129,000 for the quarter and nine months ended September 30, 2016, respectively, for the addition of personnel to staff new base locations described above.
•	Decreases of approximately $4,733,000 and $15,390,000 for the quarter and nine months ended September 30, 2016, respectively, due to the closure of base locations described above.

Air medical aircraft operating expenses increased $3,636,000, or 11.1%, and $1,751,000, or 1.7%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The change in costs is due to the following:

•	Aircraft operating expenses of $2,606,000 and $6,401,000 related to TSCF’s fleet during the quarter and nine months ended September 30, 2016.
•	Increase in AMS aircraft maintenance expense of $411,000, or 1.7%, to $25,125,000 for the third quarter of 2016 and decrease of $4,368,000, or 5.5%, to $74,539,000 for the nine months ended September 30, 2016, compared to the prior year, excluding the effect of the TSCF fleet. Total flight volume for corresponding AMS operations decreased 2.8% and increased 2.1% for the quarter and nine months ended September 30, 2016, respectively, compared to prior year. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During the nine months ended September 30, 2015, we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft.
•	Decreases of approximately 2.1% and 16.3% in the cost of aircraft fuel per hour flown for AMS operations for the quarter and nine months ended September 30, 2016, respectively, excluding the effect of the TSCF fleet. Total AMS fuel costs, excluding the TSCF fleet, increased $38,000 to $5,882,000 and decreased $1,290,000 to $14,009,000 for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Fuel costs also included a non-cash mark to market derivative loss of $293,000 and gain of $470,000 for the quarter and nine months ended September 30, 2016, respectively, compared to losses of $112,000 and $369,000 for the quarter and nine months ended September 30, 2015, respectively.
•	Decrease in hull insurance rates effective July 2015. Effective with our policy renewal on July 1, 2016, our hull insurance rates increased but remain below the rates we paid for the 2014-2015 policy year.

Tourism

Tourism and charter revenue increased $2,569,000, or 7.1%, and decreased $635,000, or 0.6%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. During the quarter and nine months ended September 30, 2016, respectively, we transported 137,595 and 347,803 passengers on tourism flights, compared to 134,157 and 361,306 in the quarter and nine months ended September 30, 2015, respectively.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $2,181,000, or 9.7%, and $468,000, or 0.7%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015, for the following reasons:

•	Fluctuation in passenger volume, as described above.
•	Increase of $416,000, or 6.0%, to $7,378,000 and decrease of $871,000, or 3.9%, to $21,361,000 in tourism aircraft maintenance expense for the quarter and nine months ended September 30, 2016, respectively, reflecting increases of 8.6% and 0.4% in total flight hours for the quarter and nine months ended September 30, 2016, respectively, as well as normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts.
•	Increase of 1.6% and decrease of 18.2% in the cost of aircraft fuel per hour flown for tourism operations for the quarter and nine months ended September 30, 2016, respectively

United Rotorcraft Division

Medical interiors and products revenue decreased $3,843,000, or 45.9%, and increased $1,933,000, or 11.4%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. Significant projects during 2016 included the completion of seventeen multi-mission interiors for the U.S. Army’s HH-60M helicopter, work under two contracts for a total of 73 interior kits for an older generation of the Black Hawk helicopter, and six aircraft interiors for commercial customers. Revenue by product line for the quarter and nine months ended September 30, 2016, was as follows:

•	$3,258,000 and $13,900,000 – governmental entities
•	$1,278,000 and $4,999,000 – commercial customers

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

Cost of medical interiors and products decreased $1,964,000, or 29.3%, and increased $3,651,000, or 27.2%, for the quarter and nine months ended September 30, 2016, respectively, as compared to the prior year, due primarily to the changes in sales volume. In addition, costs in 2016 included development and design work on aircraft interior configurations for commercial customers, leading to higher engineering and certification costs and to lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization increased $2,703,000, or 12.9%, and $7,570,000, or 12.2%, for the quarter and nine months ended September 30, 2016, compared to 2015. Depreciation and amortization expense related to TSCF’s assets was $1,839,000 and $4,773,000 for the quarter and nine months ended September 30, 2016, respectively. In addition, since March 31, 2015, we have placed 43 aircraft with a total basis of $143.7 million into service. These increases were offset, in part, by the buyout of 26 aircraft which were previously leased under capital lease obligations since March 31, 2015. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations results in a decrease in depreciation expense.

General and administrative (G&A) expenses increased $1,728,000, or 4.4%, and $11,765,000, or 10.8%, for the quarter and nine months ended September 30, 2016, respectively, compared to 2015. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and tourism customer service and reservations. G&A expenses directly attributable to TSCF operations totaled $1,700,000 and $5,485,000 for the quarter and nine months ended September 30, 2016. Since March 31, 2015, we have opened a net of 26 new community-based locations, not including TSCF bases, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. We also have increased billing and collections staffing in order to address the backlog of claims and thus reduce days’ sales outstanding. These increases were partially offset by decreases of $3,703,000 and $4,270,000 in equity and incentive compensation accruals related to our financial performance during the quarter and nine months ended September 30, 2016, respectively, compared to 2015.

Interest expense increased $3,253,000, or 66.5%, and $8,813,000, or 58.6%, for the quarter and nine months ended September 30, 2016, compared to 2015, primarily due to $220 million of term loans originated during January 2016 to finance the acquisition of TSCF. Weighted average interest rates on all term loans under our senior credit facility were 2.46% and 2.44% for the quarter and nine months ended September 30, 2016, respectively, and 2.08% and 1.99% for the quarter and nine months ended September 30, 2015, respectively. In addition, we carried average balances of $10.0 million and $9.0 million against our line of credit in the quarter and nine months ended September 30, 2016, compared to $7.0 million in the nine months ended September 30, 2015. We did not carry a balance against our line during the third quarter of 2015.

Income tax expense was $19,077,000 and $49,494,000, at effective tax rates of 38.4%, and 38.8%, for the quarter and nine months ended September 30, 2016, respectively, compared to $30,235,000 and $53,843,000, at effective tax rates of 39.2%, and 39.1%, for the quarter and nine months ended September 30, 2015, respectively. The rates in 2016 were affected by apportionment factor adjustments and scheduled changes in state income tax rates which decreased our expected blended state rate; applying the new rate to deferred tax assets and liabilities resulted in an income tax benefit of $383,000 for the quarter and nine months ended September 30, 2016. Excluding the effect of this change, the effective tax rate was 39.2% and 39.1% for the quarter and nine months ended September 30, 2016, respectively. Changes in our effective tax rate are affected by the apportionment of revenue and income before taxes for the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Liquidity and Capital Resources

Our working capital position as of September 30, 2016, was $318.8 million, compared to $309.1 million at December 31, 2015. Cash generated by continuing operations was $173.3 million in 2016, compared to $126.2 million in 2015, reflecting the results of operations described above. Excluding the effect of receivables acquired in the TSCF purchase, net trade receivables decreased $1.2 million during 2016, compared to increasing $60.5 million in 2015. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 134 at September 30, 2016, compared to 126 at September 30, 2015, and 148 at June 30, 2016. The increase in DSO’s over prior year is attributed in part to additional time taken by private insurers to review claims and related documentation, including proof of medical necessity, prior to claim adjudication and an increase in the number of claims subjected to the extended review process by private insurers. To address changes in payer practices, we have significantly increased billing and collections staffing and initiated process improvements designed to improve efficiency and effectiveness of the billing cycle.

Cash used by continuing investing activities totaled $309.7 million in 2016 compared to $156.4 million in 2015. In 2016 we acquired TSCF for $216.3 million (net of cash deposits acquired) and completed the buyout of our minority partners in Blue Hawaiian Holdings, LLC, for $9.2 million. Equipment acquisitions in 2016 included the purchase of sixteen aircraft for $56.5 million and the buyout of ten previously leased aircraft for $13.1 million. We sold ten aircraft for $6.1 million. Equipment acquisitions in 2015 included the purchase of 23 aircraft for approximately $86.1 million and the buyout of eight previously leased aircraft for $9.5 million. During 2015 we also acquired three aircraft, medical equipment, and certain other intangible assets for $43.5 million from a hospital customer in connection with converting the program to community-based operations. We sold seven aircraft for $3.5 million.

Continuing financing activities generated $138.0 million in 2016 compared to $32.1 million in 2015. In 2016 we utilized $220 million of new term loans under the senior credit facility to finance the acquisition of TSCF and originated fourteen notes totaling $56.0 million to finance the acquisition of new aircraft. We also repurchased 2.7 million shares of our common stock on the open market for $96.4 million. During 2015, we originated 28 notes primarily to finance the acquisition of aircraft and capital lease buyouts.

In the first quarter of 2015, we entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. We have taken delivery of ten aircraft under this agreement in 2016 and expect to take delivery of two more in the fourth quarter. During the third quarter of 2016, in accordance with our right to termination for convenience, we gave notice to Bell Helicopter Textron, Inc., of our intent to cancel or reduce future orders and are in the process of negotiating modifications to the terms of the purchase agreement, including the total number of aircraft to be delivered under the agreement and application of related deposits of $6.3 million.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the nine months ended September 30, 2016, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $27.1 million in net patient transport revenue.

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

There have been no material changes in market risk at September 30, 2016, from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had an outstanding balance of $15 million at September 30, 2016, and $446.1 million in notes payable. Based on the amounts outstanding at September 30, 2016, the annual impact of a change of 100 basis points in interest rates would be approximately $4.6 million. Interest rates on these instruments approximate current market rates as of September 30, 2016.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission (the Commission) under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we purchased shares of our common stock on the open market as follows:

				Approximate
			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased Under the
Period	Purchased	Paid per Share	Programs	Plan or Program
July 1 – 31, 2016	536,000	$36.98	536,000	$128.5 million
August 1 – 31, 2016	262,000	$33.22	262,000	$119.8 million
September 1 – 30, 2016	896,500	$33.03	896,500	$90.2 million

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

AIR METHODS CORPORATION

Date: November 4, 2016	By	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
Date: November 4, 2016	By	/s/ Peter P. Csapo
Peter P. Csapo
Chief Financial Officer

Date: November 4, 2016	By	/s/ Sharon J. Keck
Sharon J. Keck
Chief Accounting Officer

