Form 10-K
period 2016-12-31
AIR METHODS CORP
filed 2017-03-01
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________ to ________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,246,759,000

The number of outstanding shares of Common Stock as of February 23, 2017, was 36,431,975.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders.

TABLE OF CONTENTS

To Form 10-K

i

ii

PART I

ITEM 1. BUSINESS

General

Air Methods Corporation, a Delaware corporation, (Air Methods or the Company) was established in Colorado in 1982 and now serves as the largest provider of air medical emergency transport services and systems throughout the United States of America. As of December 31, 2016, our Air Medical Services (AMS) Division provided air medical transportation services in 41 states to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). We transport persons requiring intensive medical care from either the scene of an accident or general care hospitals to highly skilled trauma centers or tertiary care centers. Our Tourism Division provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Our United Rotorcraft Division designs, manufactures, and installs aircraft medical interiors and other aerospace or medical transport products. Financial information for each of our operating segments is included in the notes to our consolidated financial statements included in Item 8 of this annual report.

Air Medical Services Division

Services provided by our AMS Division include medical care, aircraft operation and maintenance in accordance with Federal Aviation Regulations (FAR) Part 135 standards, 24-hour communications and dispatch, and medical billing and collections. Aircraft are typically based at fire stations, airports, or hospital locations. Patient transport revenue from our community-based services consists of flight fees billed directly to patients, their insurers, or governmental agencies. In the period that services are provided and based upon historical experience, we record a significant provision for uncompensated care related to uninsured patients who will be unable or unwilling to pay for the services provided and a provision for contractual discounts related to Medicare, Medicaid, and other transports covered by contracts. The provisions are adjusted as required based on actual collections in subsequent periods. Due to weather conditions and other factors, the number of flights is generally higher during the summer months than during the remainder of the year, causing patient transport revenue to fluctuate accordingly. AMS contract revenue from our hospital-based services consists of approximately 78% fixed monthly fees and 22% hourly flight fees under exclusive operating agreements with hospitals or other institutions. These fees are earned regardless of when, or if, the customer is reimbursed for these services by its patients, their insurers, or governmental agencies. Both monthly and hourly fees are generally subject to annual increases based on changes in the consumer price index, hull and liability insurance premiums, or spare parts prices from aircraft manufacturers. Because the majority of AMS contract revenue is generated from fixed monthly fees, seasonal fluctuations in flight hours do not significantly impact monthly revenue in total. We operate some of our contracts under the service mark AIR LIFE®, which is generally associated within the industry with our standard of service.

The division operates 394 helicopters and 31 fixed wing aircraft under both Instrument Flight Rules (IFR) and Visual Flight Rules (VFR). Our aircraft are dispatched in response to requests for transport received by our communications centers from sending or receiving hospitals or local emergency personnel, such as firemen or police officers, at the scene of an accident. Communications and dispatch operations for substantially all of our community-based locations and some of our hospital-based locations are conducted from our national center in Omaha, Nebraska. Medical billing and collections are processed primarily from our offices in San Bernardino, California. We also have contracts to provide dispatch, medical billing, and patient transfer center services to outside third parties.

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

On January 19, 2016, we acquired 100% of the membership interest of Tri-State Care Flight, LLC (TSCF) for $222.5 million plus a working capital adjustment of $10.4 million. TSCF provided air medical transport services in the southwestern United States under the community-based service delivery model, utilizing a fleet of 22 helicopters and five fixed-wing aircraft. At the time of acquisition, TSCF operated 25 bases, eleven of which have subsequently been closed or consolidated with other company bases.

In addition to the TSCF acquisition, in 2016 we opened seventeen new community-based locations, including three resulting from the conversion of two hospital contracts, and closed thirteen due to insufficient flight volume and to plans to improve utilization per base. Four of our hospital customers expanded service areas, resulting in four new bases of operation, and one customer, representing eight locations, chose not to renew its contract upon expiration in 2016.

In 2016 we launched significant process improvement initiatives to enhance efficiency and effectiveness of the billing cycle and expect implementation to continue throughout 2017, with continuous process improvement thereafter. In 2016, excluding the effect of TSCF operations, we achieved a 6-day decrease year-over-year in days’ sales outstanding related to patient transports as a result of these initiatives.

Competition comes primarily from national operators, smaller regional carriers, and alternative air ambulance providers such as local governmental entities. In some markets we may also face competition from critical care ground transport operators. Some of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel, allowing them to operate within markets that generate lower flight volume than our typical base of operation. Operators generally compete for AMS contracts on the basis of price, safety record, accident prevention and training, clinical quality, and the medical capability of the aircraft. The ready availability of new and used aircraft has contributed to increased price competition on contract renewals. Increased pressure from health insurance providers to enter into in-network agreements also may impact our competitive posture. We believe that our competitive strengths center on the quality of our patient care, training, maintenance and customer service; medical configuration of the aircraft we deploy; and our investment in safety equipment and programs for our operations, as well as our ability to tailor the service delivery model to a hospital’s or community’s specific needs. Unlike many operators, we maintain in-house core competencies in hiring, training, and managing medical staff; billing and collection services; dispatch and communication functions; and aviation and field maintenance operations. We believe that choosing not to outsource these services allows us to better ensure the quality of patient care and enhances control over the associated costs.

Tourism Division

Our Tourism Division operates 63 helicopters and two fixed wing aircraft under three Part 135 Air Carrier Certificates in providing aerial tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. Sundance Helicopters, Inc., (Sundance) and Blue Hawaiian Helicopters (BHH) comprise the Tourism Division. We market our tours through company websites and a wide variety of channel partners, such as online booking companies, hotels, resorts, and cruise and tour operators. Approximately 26% of Sundance bookings originate with one online booking company. The majority of tour fees are collected in advance of the flights. Due to daylight hours and traditional vacation schedules, passenger volume for Sundance tends to be lower during the first and fourth quarters of the year. BHH does not experience significant seasonal variation in passenger volume.

The division currently has rights to conduct aerial tours over the Grand Canyon and two major national parks in Hawaii, along with some smaller national parks. In addition, Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. We conduct operations under the trade name of “Sundance Helicopters” in the Las Vegas and Grand Canyon markets and under “Blue Hawaiian Helicopters” and “Hawaii Helicopters” in the Hawaiian market. The trade names are associated with a high standard of service and wide variety of tour experiences.

We face competition from several larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. We also compete against other tourism offerings and experiences. Aerial tourism providers compete primarily on the basis of price, experience offering, and customer satisfaction. We believe that favorable location of flight terminals in proximity to popular vacation locations and strong brand recognition also help to distinguish our tourism operations from our competition.

United Rotorcraft Division

Our United Rotorcraft (UR) Division designs, manufactures, and certifies multi-mission aircraft interiors and other aerospace and medical transport products, ranging from basic life support to intensive care suites to advanced search and rescue systems. With a full range of engineering, manufacturing and certification capabilities, the division has also designed and integrated aircraft communication, navigation, environmental control, structural, and electrical systems. Manufacturing capabilities include avionics, electrical, composites, machining, welding, sheet metal, and upholstery. The division also offers quality assurance and certification services pursuant to its Parts Manufacturer Approvals (PMA's) and ISO9001:2000 (Quality Systems) certifications. A significant portion of UR Division’s revenue has historically been generated from contracts with the U.S. government, including contracts to manufacture interiors for the U.S. Army’s HH-60M helicopter.

We maintain patents covering several of our emergency medical vehicle products, including patient litters, patient loading systems, medical crew seating and anti-skid flooring technologies. Raw materials and components used in the manufacture of interiors and other products are widely available from several different vendors.

In January 2013, we received an order for 114 HH-60M units for the U.S. Army with deliveries through 2017. Through 2016 we have completed 95 units under this contract and are scheduled to deliver the remaining units in 2017. As of December 31, 2016, other significant projects in process included eleven units for an older generation of the U.S. Army’s Black Hawk helicopter and development of a ground medical evacuation vehicle interior for the U.S. Army. Deliveries under all contracts in process or received as of December 31, 2016, are expected to be completed in 2017 and 2018, and remaining revenue for all contracts is estimated at $19.0 million as of December 31, 2016, compared to a backlog of $31.7 million as of December 31, 2015.

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

Employees

As of December 31, 2016, we had 4,863 full-time and 270 part-time employees, consisting of 1,447 pilots; 901 aviation machinists, airframe and power plant (A&P) engineers, and other manufacturing and maintenance positions; 1,422 flight nurses and paramedics; 371 dispatch and transfer center personnel; and 992 business development, billing, and administrative personnel. Our pilots are IFR-rated where required by contract, and all have completed an extensive ground school and flight training program at the commencement of their employment with us, as well as local area orientation and annual training provided by us. All of our aircraft mechanics must possess Federal Aviation Administration (FAA) A&P licenses. All flight nurses and paramedics hold the appropriate state and county licenses, as well as Cardiopulmonary Resuscitation, Advanced Cardiac Life Support, and/or Pediatric Advanced Life Support certifications.

Our AMS pilots are represented by a collective bargaining unit and are covered under a collective bargaining agreement (CBA) which expired on December 31, 2016. Negotiations have begun on a new CBA but we have not yet reached an agreement.

Sources of Revenue for the AMS Division

We receive payment for air medical services from government healthcare programs, including Medicare and Medicaid, health insurance carriers, and patients directly. Medicare is a federal program that provides health insurance benefits to individuals age 65 and older, some disabled individuals, and individuals with end-stage renal disease. Medicaid is a federal-state funded program, administered at the state level, which provides health insurance benefits and subsidies to individuals who are unable to afford healthcare services or health insurance on their own. Medicare and Medicaid rates are typically less than the cost of providing air medical transportation, and our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. The percentage of our patient transports covered by Medicare increased to 35.2% in 2016, compared to 34.4% and 33.3% in 2015 and 2014, respectively.

Medicare reimburses us for air medical services based on the Centers for Medicare & Medicaid Services (CMS) national fee schedule for payment of ambulance transport services. Under the fee schedule, payment is fixed for nine service level definitions, including two levels of air services. Payments for air ambulance transports include the following elements: a nationally uniform base rate, a geographic adjustment factor, a nationally uniform mileage rate, and adjustments for rural points-of-pickup.

The predominant reimbursement methodology under Medicaid for ambulance services is fee for service, with reimbursement rates typically determined according to fee schedules.

In addition to governmental reimbursement programs, we receive payment from private third-party payers, including commercial health insurance companies, health maintenance organization, preferred provider organizations, other managed care companies, workers’ compensation carriers, and employers.

When a claim associated with a patient’s air medical service is covered by and submitted to a government program or commercial payer, the patient is responsible for services not covered by the payer, as well as for any deductibles and co-insurance obligations. In certain circumstances, payers may attempt to impose discounts on a provider’s customary charges, and the individual patient becomes responsible for the difference between the provider’s charges and the amount paid by the commercial payer, often referred to as “balance billing.” These practices may create increased financial obligations for patients. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payers.

Government Regulation

The health care and aviation industries are subject to significant federal, state, and local regulation that affects our business activities. Any failure or alleged failure to comply with applicable laws and regulations, or any adverse applications of or changes in the laws and regulations affecting our business, could have a material adverse effect on our operating results, financial condition, and cash flows.

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

In the first quarter of 2014, the FAA issued a final rule that requires air medical helicopter operators to follow stricter flight rules and procedures, enhance pre-flight and in-flight communications, and install certain on-board safety equipment. Compliance with the requirements will be phased in over a period of four years. We are in compliance with the new rules and procedures and anticipate meeting all of the remaining requirements by the deadlines set forth in the new rule. Since the adoption of the new FAA rule, the Company has spent $870,000 on new safety equipment and anticipates spending another $3.7 million to reach full compliance.

The FAA requires us to obtain operating, airworthiness, and other certificates which are subject to suspension or revocation for cause. Air Methods and certain of its subsidiaries hold Part 135 Air Carrier Certificates. Air Methods and one of its subsidiaries also hold Part 145 Repair Station Certificates from the FAA. Pursuant to FAA regulations, we have established, and the FAA has approved or accepted, as applicable, our operations specifications and maintenance programs for our respective aircraft. The FAA, acting through its own powers or through the appropriate U.S. Attorney, has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations. In addition, a Part 135 certificate requires that the voting interests of the holder of the certificate cannot be more than 25% owned by foreign persons. As of December 31, 2016, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock.

Health Care Regulation

Licensure and Certification

Healthcare providers and suppliers are subject to laws and regulations regarding licensing, certification or accreditation, and may be subject to periodic inspection by federal, state and local governmental agencies. To qualify for certification as ambulance providers or suppliers participating in government programs, such as Medicare and Medicaid, we must meet requirements relating to equipment, personnel, and standard of medical care.

In addition, states also impose licensing requirements on the medical personnel involved in providing air medical transport services. Other licensure, certification and accreditation requirements address compliance areas such as the adequacy of medical care, equipment, and staff; operating policies and procedures; billing and coding for services; and patient privacy and security. Failure to comply with applicable licensure, certification and accreditation standards may result in criminal penalties, civil sanctions, loss of operating licenses, or restrictions on our ability to participate in certain government programs. We are currently licensed under appropriate state laws and are qualified to participate in both Medicare and Medicaid.

Health Care Reform

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that increased access to health insurance. The most prominent of recent reform efforts, the Patient Protection and Affordable Care Act (PPACA), affects how healthcare services are covered, delivered, and reimbursed. However, the 2016 federal election, which resulted in the election of a Republican president and Republican control of both houses of Congress, could result in the repeal of, or significant changes to, PPACA. The impact of repeal or changes to PPACA and any alternative provisions on the healthcare industry is unknown.

As currently structured, PPACA mandates that substantially all U.S. citizens maintain health insurance coverage and expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms. Expansion in public program coverage has been driven primarily by adjustments to eligibility requirements for Medicaid coverage. A number of states have opted out of the Medicaid coverage expansion provisions, which they may do without losing existing federal funding.

Reforms in the private sector prohibit insurance companies from imposing annual coverage limits, for example, and excluding individuals based on pre-existing conditions. In addition, PPACA requires that health insurance plans sold to individuals and small businesses provide coverage for “essential health benefits” (EHBs), which are defined according to state-specific benchmark plans. Currently, every state designates emergency ambulance transport as an EHB. Although coverage of air transport is often not as clear as coverage for ground transport, many states explicitly reference air transport as an EHB.

PPACA makes a number of changes to Medicare and Medicaid reimbursement, including reductions in the growth of Medicare reimbursement, which may adversely affect our net patient transport revenue over time. It also includes provisions, such as allocating significant additional resources to federal enforcement agencies and expanding the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments, aimed at reducing fraud, waste and abuse in the healthcare industry.

The ultimate impact of PPACA on the Company is uncertain due to the results of the 2016 federal election and other factors, including clarifications and modifications resulting from the rule-making process, the outcome of court challenges, development of agency guidance, whether and how many states ultimately decide to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels.

Fraud and Abuse Laws

Federal and state governments have enacted various laws intended to prevent and reduce healthcare fraud and abuse, including the statutes discussed below. Violations of the laws may result in criminal or civil penalties, including exclusion from the Medicare and Medicaid programs.

•	A section of the Social Security Act known as the federal Anti-kickback Statute prohibits certain business practices and relationships that might affect the provision and cost of health care services payable under Medicare, Medicaid, and other government programs. Prohibited practices include the payment, receipt, offer, or solicitation of remuneration for the referral of patients covered by a federal healthcare program. Courts have interpreted the Anti-kickback Statute broadly and held that there is a violation if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Violation of the Anti-kickback Statute may result in criminal fines or imprisonment, civil monetary penalties, exclusion from federal healthcare programs, and damages of up to three times the total dollar amount involved. In addition, submission of a claim for items or services generated in violation of the Anti-kickback Statute may result in liability under the federal False Claims Act (FCA). Many states have statutes similar to the federal Anti-kickback Statute, some of which apply to referrals for services reimbursed by any third-party payer, not just federal programs.

•	The FCA governs the submission of claims for reimbursement. It can be used to prosecute Medicare and other government program fraud involving issues such as coding errors and billing for services not provided. Further, the FCA covers payments involving federal funds that are made in connection with the health insurance exchanges created under PPACA. The FCA may be enforced by the federal government directly or by a “qui tam,” or whistleblower, plaintiff on the government’s behalf. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. Liability under the FCA often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity may constitute “knowingly” submitting a false claim and result in liability. Among the many other potential bases for liability under the FCA is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. An overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Submission of a claim for an item or service generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties which increase annually based on updates to the consumer price index. A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

•	Other fraud and abuse provisions also apply to billing and claims submission. For example, the Civil Monetary Penalties Law imposes substantial civil penalties on providers or suppliers for conduct including knowingly presenting or causing to be presented a claim for services not provided as claimed, and billing Medicare amounts substantially in excess of a provider’s usual charges. The Stark law generally restricts referrals by physicians of Medicare or Medicaid patients to entities with which the physician or an immediate family member has a financial relationship, while similar state laws are often broader in scope, extending to all payers or other healthcare services. Civil and criminal penalties may be imposed for various other prohibited activities, including contracting with an individual or entity known to be excluded from a federal healthcare program. Federal enforcement officials have the ability to exclude from federal healthcare programs any investors, officers, and managing employees associated with business entities that have committed healthcare fraud, even if those individuals had no knowledge of the fraud.

Both federal and state government agencies continue heightened and coordinated civil and criminal enforcement efforts against the health care industry by conducting audits, evaluations, and investigations and, when appropriate, imposing civil monetary penalties, assessments, and administrative sanctions. To avoid liability, providers and suppliers must, among other things, carefully and accurately code claims for reimbursement and promptly return overpayments. From time to time, we, like others in the health care industry, may receive notices from federal and state regulatory agencies alleging that we failed to comply with applicable standards. These notices may require us to take corrective action and may impose civil monetary penalties and/or other operating restrictions. Although we have policies and procedures in place to facilitate compliance in all material respects with the regulations affecting the health care industry, if a determination is made that we were in material violation of such regulations, our financial condition, results of operations, or cash flows could be materially adversely affected.

HIPAA

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates the adoption of specific standards for electronic transactions and code sets that are used to transmit certain types of health information. HIPAA also sets forth federal rules addressing the use and disclosure of individually identifiable health information, known as “protected health information,” and requires covered entities, including most healthcare providers, to implement administrative, physical and technical safeguards to protect the security of such information. Certain of the HIPAA privacy and security requirements apply directly to business associates (entities that handle protected health information on behalf of covered entities). The law provides both criminal and civil fines and penalties for covered entities and business associates that fail to comply. Covered entities must report breaches of security involving protected health information to affected individuals, to the U.S. Department of Health and Human Services (HHS) and, in certain situations involving large breaches, to the media. Our air medical services operations are considered to be covered entities, but we also provide some services that involve acting as a business associate. We are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA, under which additional penalties may be imposed.

Other Regulations

We are also subject to laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act, Securities and Exchange Commission (SEC) regulations, NASDAQ Stock Market rules, and other federal and state securities laws. Certain of our operations are also subject to the Payment Card Industry (PCI) data set standards and regulation under the Foreign Corrupt Practices Act and various laws related to the export of emergency medical interiors manufactured by United Rotorcraft, including, among others, the U.S. Export Administration Regulations and the International Traffic in Arms Regulations administered by the U.S. Department of State, Directorate of Defense Trade Controls. In addition, our operations are subject to various other federal, state, and local laws and regulations relating to environmental and occupational safety and health, including Occupational Safety and Health Administration regulations.

Available Information

Our internet site is www.airmethods.com. We make available free of charge, on or through the website, all annual, quarterly, and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. This reference to the website does not incorporate by reference the information contained in the website and such information should not be considered a part of this report.

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

Almost all patient transport revenue and approximately 22% of AMS contract revenue are dependent upon flight volume. Approximately 14% of AMS operating costs incurred during 2016 also varied with the number of hours flown. Poor visibility, high winds, and heavy precipitation can affect the safe operation of aircraft and result in a reduced number of flight hours due to the inability to fly during these conditions. Prolonged periods of adverse weather conditions could have an adverse impact on our operating results due to missed flights or reduced demand for service. Further, prolonged periods of adverse weather conditions may lead referring agencies to incorrectly assume that our bases are out-of-service for weather even though that is not the case, thereby leading to decreases in requests and patient transports. Typically, the months from November through February have lower flight volume due to weather conditions and other factors, resulting in lower patient transport revenue during these months. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,745 lower in 2016 compared to 2015.

Flight volume related to patient transports also can be affected by the distribution of calls among competitors by local government agencies and the entrance of new competitors into a market. Over the past several years, the increase in the number of air medical helicopters operating within the United States has expanded access to the service in rural and suburban areas but has generally decreased flight volume per aircraft.

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

•	Risks associated with operating our fleet.

Inherent in all helicopter operations are weather and operational risks. In order to minimize these risks, we are constantly reviewing and upgrading aircraft checklists, operating procedures, and crewmember training throughout our entire fleet. Recently the helicopter industry has been focused on technology to reduce the risk of injury to crewmembers and passengers in the event of an accident. We have taken steps to support the development and deployment of crash attenuating passenger seats and self-sealing helicopter fuel tanks to mitigate this risk.

In June 2016, the FAA issued a new regulatory framework (14 C.F.R. Part 107) integrating small commercial unmanned aircraft systems (UAS), or drones, into the National Airspace System. Commercial drones operated not for hobby or recreation, weighing less than 55 pounds may be legally operated at a maximum altitude of 400 feet above ground level, within the visual line of sight of the operator and in daylight. Operation of drones outside of these regulatory parameters may be permissible with a waiver issued by the FAA. UAS must always yield the right of way to other aircraft.

Emergency responders, on the ground and in the air, are aware that drones have occasionally not been operated within the requirements of the regulations, and illegal drone operations have the potential to create safety and operational concerns. The Company does not have any documented instances of drones interfering with any of our air medical transport operations, nor are we aware of any documented instances of drone interference with our tourism helicopter operations. However, no assurances can be made that such interference or accidents resulting therefrom will not occur in the future. The FAA is actively working with the drone industry to enhance and require "sense and avoid" technology.

•	We depend on reimbursement by third-party payers, as well as payments by individuals, which could lead to delays and uncertainties in the reimbursement rate and collection cycle.

We respond to calls for air medical transport without pre-screening the third party payer coverage or the creditworthiness of the patient. For our independent service operations, we invoice patients and their insurers directly for services rendered and recognize revenue net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of our payer mix, timely and effective collection efforts, and collection rates. As discussed below, our financial condition, results of operations, and liquidity may be adversely affected by changes to any of the foregoing factors.

Payer Mix

We are subject to risks related to changes in the mix of privately insured versus uninsured or government-sponsored insured patients that receive our medical services. Medicare and Medicaid rates are less than the cost of providing air medical transportation, and our collection rates may decline as more of the U.S. population becomes eligible for Medicare coverage. The percentage of our patient transports covered by Medicare increased to 35.2% in 2016, compared to 34.4% and 33.3% in 2015 and 2014, respectively. A shift of 1% of our payer mix from insured accounts to either Medicaid or uninsured accounts would result in a decrease of $20.0 million to $21.4 million in pre-tax operating results over one year. A shift of 1% of our payer mix from insured accounts to Medicare would result in a decrease of $17.9 million in pre-tax operating results over one year.

Collection Efforts

Health insurers continue to focus on providers that are out-of-network, such as our Company. As part of their efforts to contain costs, health insurers may unilaterally change their historical reimbursement amounts and billing and reimbursement procedures, including altering their medical necessity criteria. These tactics may result in payment delays, administrative appeals and dispute resolution procedures. As a result of such delays in our cash collections, we assume the financial risk of carrying costs associated with the aging of our accounts receivable as well as the increased potential for unrecoverable accounts. We cannot guarantee that the extended collection period will not result in decreased collection rates, and there can be no assurance that we will be able to maintain historical payment and collection rates from health insurers.

Collection Rates

Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy and the labor participation rate, which impact the number of indigent patients and funding for state-run programs, such as Medicaid. Medicaid reimbursement rates in every jurisdiction have remained well below the cost of providing air medical transportation. The collection rate may also be adversely affected by market and cost factors as well as other factors over which we have no control, including future changes to the Medicare and Medicaid payment systems and determination of medical necessity and payment rate by third-party payers.

Reimbursement per transport from private patient payers, Medicare, and Medicaid does not increase proportionately with price increases. Certain insurance companies have not increased their reimbursement rates proportionately with recent price increases to the same extent they did with previous price increases. Continued price increases may cause insurance companies to limit coverage for air medical transport, to the extent permitted by law, to amounts less than our historical collection rates. There is no assurance that we will be able to maintain historical collection rates after the implementation of price increases for patient transports.

•	If reimbursement rates paid by government healthcare programs or commercial payers are reduced, if we are unable to obtain or maintain favorable contract terms with payers or comply with our payer contract obligations, if insured individuals move to insurance plans with greater coverage exclusions or narrower networks, or if insurance coverage is otherwise restricted, our net operating revenues may decline.

In response to increasing federal healthcare expenditures and state budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes include reductions to reimbursement levels, which could decrease the amount of money we receive for our services from these programs.

In addition, governmental and other third-party payers may use cost containment strategies such as requiring prior authorizations, requiring discounts from providers in exchange for exclusive or preferred participation in benefit plans, and implementing alternative payment models. The ability of commercial payers to control costs using these measures may be enhanced by the increasing consolidation of health insurers or insurers otherwise obtaining significant market share in a given market.

If we are unable to negotiate increased reimbursement rates, maintain existing rates or other favorable contract terms, effectively respond to payer cost controls, or comply with the terms of our payer contracts, the payments we receive for our services may be reduced or we may become involved in disputes with payers and experience payment delays or denials. In addition, some individuals may move from health insurance plans with higher reimbursement rates for our services and lower co-pays and deductibles to plans that may provide for lower reimbursement of our services along with higher co-pays and deductibles for our services.

•	We may be adversely affected by consolidation of health insurers.

Consolidation of insurance payers could place pressure on flight demand and increase the integrated entities’ leverage to apply discounts to reimbursement rates. Our ability to negotiate prices and favorable contract terms with health insurers in certain markets may be negatively affected by consolidation efforts. We cannot predict whether we will be able to respond effectively to the impact of increased consolidation by health insurers.

•	If we experience deterioration in the collectibility of patient responsibility accounts, our financial condition, results of operations, or liquidity could be adversely affected.

As discussed in more detail in the Government Regulation section of this Form 10-K, the impact of PPACA, combined with the growing financial and economic pressures on the healthcare industry, have resulted in challenges to current and future reimbursement trends. A primary collection risk relates to outstanding patient balances for which the primary insurance payer has paid some but not all of the outstanding balance, with the remaining outstanding balance owed by the patient. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Further, we may be adversely affected by the growth in patient responsibility accounts as a result of increases in the adoption of plan structures, including health savings accounts and high-deductible plans, that shift greater responsibility for care to individuals through greater exclusions and higher copayment and deductible amounts. Our ability to collect patient responsibility accounts may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at emergency air ambulance charges and collection practices for uninsured and underinsured patients. Some federal and state legislators have proposed legislation that would limit our ability to balance bill patients. Significant changes in payer mix, economic conditions or trends in federal and state governmental healthcare coverage or applicable laws may affect our collection of accounts receivable and are considered in our estimates of accounts receivable collectibility. If we experience further deterioration in collectibility of patient responsibility accounts and patient responsibility balances continue to increase, our financial condition, results of operations, or liquidity could be adversely affected.

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

•	We are unable to predict the ultimate impact of PPACA, and our business may be adversely affected if PPACA is repealed entirely or if provisions benefitting our operations are significantly modified as a result of the 2016 federal elections.

In recent years, the U.S. Congress and certain state legislatures have introduced and passed a large number of proposals and legislation designed to effect major change in the healthcare system, including changes that increased access to health insurance. The most prominent of these efforts, PPACA, affects how healthcare services are covered, delivered, and reimbursed. It includes, among other provisions, Medicare payment and delivery reforms aimed at containing costs, rewarding quality, and improving outcomes through coordinated care arrangements. PPACA also includes provisions that expand the government’s ability to combat health care program fraud, abuse, and waste. To the extent uninsured patients obtain any type of insurance coverage, our collection rates may increase. To the extent patients currently covered by private insurance move to government-run programs or to public or private insurance exchanges, collection rates may decrease.

The 2016 federal election, which resulted in the election of a Republican president and Republican control of both houses of Congress, increased the likelihood of repeal of PPACA or significant changes to PPACA, its implementation or its interpretation. There is uncertainty regarding whether, when, and how PPACA will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers and other healthcare industry participants. For example, the president has signed an executive order that directs federal agencies to minimize “economic and regulatory burdens” of PPACA, but it is unclear how this will be implemented. Further, Congress could eliminate or alter provisions that are beneficial to us while leaving in place provisions that impose costs on us or otherwise decrease our revenues. For example, emergency services are currently included among the EHB that individual and small group plans must cover, but this provision could be repealed or amended, or the benchmark plans defining the scope of EHBs could change. Government efforts to repeal or change PPACA may have a materially adverse effect on our business, results of operations, cash flow, capital resources and liquidity. We cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from PPACA or other federal or state health reform initiatives.

The U.S. Congress and certain state legislatures have also introduced and, in some cases, passed legislation that (i) prevents an emergency air ambulance provider from collecting any unpaid balance from the patient; and (ii) seeks to define sufficient reimbursement rates as the equivalent of the amounts paid by Medicare or another rate that is less than usual and customary rates. Our financial condition, results of operations, or cash flows could be adversely affected by such legislation.

•	Potential federal government legislation to permit states to regulate the price of air ambulance transport and effectively exempt the air ambulance industry from the Airline Deregulation Act could impact operations.

During 2016, an amendment to the Federal Aviation Administration Reauthorization Act of 2016 was introduced in the Senate to exempt air ambulance services from the Airline Deregulation Act (ADA), proposing to allow states to decide whether to create rules regarding air ambulance rates and services. Currently under the ADA, states are prohibited from enacting law that affects an air carrier's rates, routes, or services. Though the amendment failed, the Senate may consider similar legislation in the future. Pre-emption of the ADA with respect to air ambulance services may result in a patchwork of restrictions on air ambulance transports across state lines, reduced reimbursement, and likely other unintended consequences. We have worked proactively with the U.S. Department of Transportation to address this federal pre-emption issue.

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

We are in the process of eliminating overlapping operations and centralizing many support functions to achieve synergies from the acquisition of TSCF. However, we cannot be certain whether, and to what extent, additional efficiencies and cost savings in connection with the TSCF transaction will be achieved in the future. Such integration may be complex and the failure to do so efficiently and effectively may negatively affect earnings.

•	Tourism operations may be adversely impacted by weather, global economic conditions and reliance on third-party booking agencies.

All tourism revenue is dependent upon flight volume but approximately 53% of our tourism operating expenses incurred during the year ended December 31, 2016, varied with the number of hours flown. Typically, flight volume for Sundance’s operations tends to be lower during the first and fourth quarters of the year due to the length of daylight hours and traditional vacation schedules. BHH does not experience significant seasonal variation in passenger volume. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by global economic conditions and currency exchange rates. In addition, approximately 26% of Sundance’s bookings originate with one online booking company. Termination of this contract may negatively impact the number of reservations booked for Sundance.

•	Our business relies extensively on two key third-party suppliers for aircraft and aircraft parts. Failure of these parties to perform as expected, or interruptions in our relationships with these suppliers or their provision of services to us, could have an adverse effect on our financial position and results of operations.

We currently obtain a substantial portion of our helicopter spare parts and components from Airbus and Bell and maintain supply arrangements with other parties for our engine and related dynamic components. As of December 31, 2016, Airbus aircraft compose 75% of our helicopter fleet while Bell aircraft constitute 18%. Based upon the manufacturing capabilities and industry contacts of Airbus, Bell, and other suppliers, we believe we will not be subject to material interruptions or delays in obtaining aircraft parts and components but do not have an alternative source of supply for Airbus, Bell, and certain other aircraft parts. Failure or significant delay by these vendors in providing necessary parts could, in the absence of alternative sources of supply, have a material adverse effect on us. Increases in spare parts prices tend to be higher for aircraft which are no longer in production. The ability to pass on price increases may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers and by other market considerations, including competitive pressures within our tourism operations.

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

We are dependent upon the secondary used aircraft market to dispose of older models of aircraft. In the past several years, the demand for used aircraft has diminished. The decline in the oil and gas exploration industry has also increased the number of used aircraft on the market. If we are unable to dispose of our older aircraft, our aircraft carrying costs may increase above requirements for our current operations, or we may accept lower selling prices, resulting in losses on disposition or reduced gains. The types of aircraft targeted for disposition usually have lower carrying costs than new aircraft. We have also been able to convert some aircraft to spare parts to support the operation of our existing fleet, rather than seeking to sell the aircraft to a third party.

•	Union disputes, employee strikes or slowdowns, and other labor-related disruptions could adversely affect our operations and result in increased cost of operations.

The CBA with our AMS pilots expired on December 31, 2016, and we are currently in the process of negotiating a new CBA. Historically, the CBA has included procedures for training, addressing grievances, discipline and discharge, among other matters, and defined vacation, holiday, sick, health insurance, and other employee benefits. Tourism pilots are not currently subject to the CBA. Union personnel have actively attempted to organize other employee groups in the past, and these groups may elect to be represented by unions in the future. If we are unable to reach agreement with the collective bargaining unit representing the AMS pilots in future negotiations regarding CBA terms or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages, subject to the requirements of the National Labor Relations Act or other applicable laws. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business.

•	Our AMS and Tourism operations are highly competitive. Competition presents an ongoing threat to the success of our businesses.

We face significant competition from national and regional air medical transportation providers for contracts with hospitals and other health care institutions. A number of hospitals and health care institutions have also elected to operate their own Part 135 Certificate, thereby eliminating the need for a third party to provide air medical transportation services. In addition, we face competition from smaller regional carriers and alternative air ambulance providers such as sheriff departments for patient transports. In some cases, advanced life support and critical care transport ground ambulance providers may also be competing for the same transports. Further, the construction of additional hospitals and medical treatment centers in currently unserved areas would likely increase the ability of ground-based ambulances to provide services currently provided by air medical providers. Therefore, the construction of additional medical facilities in our markets could, under certain circumstances, reduce demand for certain of our services. Air medical operators generally compete on the basis of price, safety record, accident prevention and training, clinical quality, and the medical capability of the aircraft. There can be no assurance that we will be able to continue to compete successfully for new or renewing AMS contracts, preferred provider agreements, or market share in the future.

Our Tourism Division faces competition from several larger aerial tourism operators in the Grand Canyon market and a number of smaller operators in both the Grand Canyon and Hawaiian Island markets. We also compete against other tourism offerings and experiences. Aerial tourism operators generally compete on the basis of price, experience offering, and customer satisfaction. Strong brand recognition and proximity to popular vacation sights also help to distinguish one competitor over another. There can be no assurance that we will be able to continue to compete successfully for market share in the future.

•	Sundance maintains a strategic partnership, the loss of which would materially disrupt its operations and adversely impact its financial position.

Sundance maintains a contract with the Hualapai Tribe to allow flights over and landings on tribal land adjoining Grand Canyon National Park. The relationship between Sundance and the Hualapai has been in place for over 25 years, and the current contract is effective through March 2017. Negotiations on renewal of the contract commenced in the first quarter of 2017. The contract results in mutual benefit, providing flights for Sundance and additional tourist traffic at Hualapai attractions. Failure to continue to successfully renew the contract with the Hualapai could have a significant adverse impact on the results of operations for the Tourism Division.

•	Future changes in airport or heliports access could limit tourism flight volume.

We currently operate our aerial tours out of several airports and heliports located in Las Vegas and the Hawaiian Islands. These facilities are strategically located in close proximity to tourist traffic. If these airports or heliports were to restrict access for rotor wing operations, our tourism flight volume may be significantly adversely impacted. In addition, Hawaii has a limited number of hangar and helipad sites, which may limit the ability of other competitors to enter the market but also our ability to expand operations to other locations within the state.

•	Increases in insurance costs or reductions in insurance coverage may materially and adversely impact our results of operations and financial position.

Hazards are inherent in the aviation industry and may result in loss of life and property, thereby exposing us to potentially substantial liability claims arising from the operation of aircraft. We may also be sued in connection with medical malpractice claims arising from events occurring during or relating to medical flights. Under most AMS operating agreements, our customers have agreed to indemnify us against liability arising from medical malpractice claims and to maintain insurance covering such liability, but there can be no assurance that a hospital will not challenge the indemnification rights or will have sufficient assets or insurance coverage to fulfill its indemnity obligations. In independent model operations, our personnel perform medical procedures on transported patients, which may expose us directly to medical malpractice claims. We maintain general liability aviation insurance, aviation product liability coverage, and medical malpractice insurance, and believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurance that it will be sufficient to cover potential claims or that present levels of coverage will be available in the future at reasonable cost. A limited number of hull and liability insurance underwriters provide coverage for air medical and tourism operators. Insurance underwriters are required by various federal and state regulations to maintain minimum levels of reserves for known and expected claims. However, there can be no assurance that underwriters have established adequate reserves to fund existing and future claims. The number of air medical or tourism accidents, as well as the number of insured losses within other helicopter operations and the commercial airline industry, and the impact of general economic conditions on underwriters may result in increases in premiums above the rate of inflation. Approximately 28% of any increases in hull and liability insurance for our AMS operations may be passed through to our AMS contract customers according to contract terms.

•	We could experience adverse publicity, harm to our brand, reduced requests or bookings, and potential tort liability as a result of an accident or incident involving our aircraft, which may cause a material adverse effect on our results of operations, financial position, or cash flows.

An accident, catastrophe, or incident involving an aircraft that we operate could have a material adverse effect on our operations if such accident or incident created a public perception that our operations are not safe or reliable or that our operations are less safe or reliable than other air medical or tourism operators. Additionally, accidents involving any aircraft operated by another operator could create a negative public perception of our industry generally. Such public perception could in turn result in adverse publicity, cause harm to our brand, and reduce requests or bookings for AMS and Tourism operations, respectively. In addition, any such accident or incident could expose us to significant tort liability. Although we currently maintain liability insurance in amounts and of the type we believe to be consistent with industry practice to cover damages arising from any such accident, if our liability exceeds the applicable policy limits, we could incur substantial losses from an accident, catastrophe, or incident which may result in a material adverse effect on our results of operations or financial position.

•	Volatility in fuel prices or significant disruptions in the supply of aircraft fuel could have a material adverse impact on our cost of operations and profitability.

Fuel accounted for 2.7% of total AMS operating expenses and 7.1% of Tourism operating expenses for the year ended December 31, 2016. Both the cost and availability of fuel are influenced by many economic and geopolitical factors and events occurring in oil-producing countries throughout the world. The price per barrel of oil has fluctuated significantly over the past several years. We cannot predict the future cost and availability of fuel or the impact of disruptions in oil supplies or refinery production from refinery outages as well as natural disasters. The unavailability of adequate fuel supplies or higher fuel prices could have an adverse effect on our cost of operations and profitability. Generally, our AMS hospital contract customers pay for all fuel consumed in medical flights. However, our ability to pass on increased fuel costs for community-based operations may be limited by reimbursement rates established by Medicare, Medicaid, and insurance providers. Economic and competitive conditions may also limit our ability to fully recover increased fuel costs for community-based operations and tourism operations. Since 2009, we have carried financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel. During 2016, fuel derivatives covered the majority of our fuel consumption, and in the first quarter of 2017, we entered into fuel derivatives to protect the majority of our anticipated fuel consumption for 2017 against upward movements in price exceeding 20%.

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

We rely on the proper function, availability and security of our information technology networks and systems, to process, transmit and store electronic information, to communicate with our aircraft, to manage or support a variety of our other business operations, transactions and processes, and to maintain various records, which may include personally identifiable information of customers, employees or other third parties. Additionally, this information may include payment and medical information that is subject to and regulated by privacy laws, as described further elsewhere in this report. We have undertaken measures to protect the safety and security of our information technology networks and systems and the data maintained within those systems, and on an annual basis, we test the adequacy of our security and disaster recovery measures. As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. We are unable to assure that our security efforts and measures will prevent or detect unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of personally identifiable information (including medical information). Any failure of our information or communications systems could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

•	Extensive laws and government regulation could increase our operating costs, restrict our ability to conduct our business or require us to make significant changes to our operations, or subject us to significant penalties.

The air medical transportation services and products and aerial tourism industries are governed by laws and regulations at the federal, state, and local levels. Regulation by governmental agencies, particularly the FAA and HHS, imposes significant compliance costs on us. Evolving interpretations or enforcement of these laws could subject our current practices to allegations of impropriety or illegality or could require us to make changes to our equipment, personnel, services, or other operations. Changes in laws or regulations could have a material adverse impact on our cost of operations or revenue from flight operations. Further, failure to comply with these extensive laws and regulations or the terms or conditions may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial obligations or corrective actions, and the issuance of injunctions limiting or prohibiting some or all of our operations.

By way of example and not limitation, we currently have flyover rights granted by the United States National Park Service to conduct aerial tours over two major national parks in Hawaii, along with some smaller national parks. Regulatory changes or environmental pressures could result in changes to the number of flyover rights issued to aerial tourism operators by the Park Service or to the requirements for noise-diminishing technology on our aircraft. Additional restrictions on flyover rights or changes in technology requirements could have a significant adverse impact on our flight volume or cost of operations for our Tourism Division.

•	We have substantial indebtedness outstanding and may incur additional indebtedness in the future. Such indebtedness could also adversely affect our ability to pursue desirable business opportunities.

We are obligated under debt facilities and capital lease arrangements totaling $891.5 million at December 31, 2016, and operating lease obligations which total $52.7 million over the remaining terms of the leases. If we fail to meet our payment obligations or otherwise default under the agreements governing indebtedness or lease obligations, the lenders under those agreements will have the right to accelerate the indebtedness and exercise other rights and remedies against us. These rights and remedies include the rights to repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against us, petition a court to appoint a receiver for us, and initiate involuntary bankruptcy proceedings against us. If lenders exercise their rights and remedies, our assets may not be sufficient to repay outstanding indebtedness and lease obligations, and there may be no assets remaining after payment of indebtedness and lease obligations to provide a return on common stock.

Our senior credit facility provides for up to $650 million in term loans and a revolving line of credit of $125 million, all of which bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2016, we had $440.3 million in term loans outstanding and no balance against the revolving line of credit. The weighted average interest rate in effect for all borrowings under the senior credit facility during 2016 was 2.5%. Increases in the indices on which our interest rates are based will increase our interest expense.

We have a substantial amount of indebtedness which requires significant interest and principal payments. As a result, we may experience (i) increased vulnerability to adverse general economic or industry conditions; (ii) limited ability to retain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements; (iii) increased costs of borrowing; and (iv) limited flexibility in planning for, or reacting to, changes in our business or the industry in which we operate.

•	A currently pending proxy contest, and any other actions of activist stockholders, could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.

On February 15, 2017, Voce Capital Management, LLC (Voce), a stockholder that, together with its affiliates, held 3.1% of our outstanding shares of common stock, provided our Board of Directors with written notice, and issued a public press release to our stockholders, announcing its intent to nominate four director candidates for election as Class II directors to our Board of Directors at our 2017 Annual Meeting of Stockholders and to solicit proxies in support of its nominees.

This pending proxy contest, or other activist stockholders activities that may ensue, may be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. We have retained the services of various professional advisers (including legal, financial, and communications), the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of these and any similar activist stockholder initiatives may result in the loss of potential business opportunities, adversely impact our relationships with key business partners and affect the market price and volatility of our common stock. Moreover, if individuals are elected to our Board of Directors with a specific agenda, our ability to effectively and timely implement our current initiatives, retain and attract experienced executives and employees, implement our business strategy and create stockholder value may be adversely affected.

•	We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15 under the Securities Exchange Act of 1934. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to controls over information technology access and the associated information produced by the Company. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The control deficiencies described in Item 9A did not result in any misstatements in our consolidated financial statements as of and for the year ended December 31, 2016. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control — An Integrated Framework (2013). We are actively engaged in developing remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements reported in the future may contain material misstatements or omissions. Further, if additional material weaknesses or significant deficiencies in our internal control that are not presently known by management are discovered or occur in the future, our consolidated financial statements included in this report and those reported in the future may contain material misstatements or omissions, which could result in regulatory scrutiny, cause investors to lose confidence in our reported financial results, and otherwise have a material adverse effect on our financial condition, results of operations, or the trading price of our stock.

•	Our certificate of incorporation does not currently restrict a foreign person from owning greater than 25% of our common stock. In the event a foreign person acquired greater than 25% of our common stock, our air operating certificate may be revoked.

Federal law requires that United States air carriers be citizens of the United States. For a corporation to qualify as a United States citizen, the president and at least two-thirds of directors and other managing officers of the corporation must be United States citizens and at least 75% of the voting interest of the corporation must be owned or controlled by United States citizens. If we are unable to satisfy these requirements, operating authority from the Department of Transportation may be revoked. As of December 31, 2016, we are not aware of any foreign person who holds more than 5% of our outstanding Common Stock. Our certificate of incorporation does not currently contain foreign ownership restrictions. Because we are unable to control the ownership and transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future. Because we are unable to control the transfer of our stock, we are unable to assure that we can remain in compliance with these requirements in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our headquarters, which serves all segments of our operation, consists of approximately 116,000 square feet of office and hangar space in metropolitan Denver, Colorado, at Centennial Airport. We own the buildings subject to an existing ground lease with the airport authority which expires in October 2044. The headquarters buildings are also collateral for a ten-year mortgage which matures in 2018. We lease office space in San Bernardino, California, for our medical billing department and in Omaha, Nebraska, for our communications, dispatch, and patient transfer service centers. We also lease space for Sundance’s primary guest center in Las Vegas, Nevada, and for BHH’s headquarters in Kahului, Hawaii, and own and lease various properties for depot level maintenance, warehouse, tourism guest centers, and administration purposes. We are presently evaluating options to lease additional space for our corporate headquarters.

Equipment and Parts

As of December 31, 2016, our aircraft fleet consisted of 369 Company-owned aircraft and 76 leased aircraft, as well as 49 aircraft owned by AMS customers and operated by us under contracts with them.

Company Operated Aircraft
Type	AMS Division	AMS Customer- Owned	Tourism	Total

Single-Engine Helicopters:
Bell 407	63	9	—	72
Airbus AS 350	88	5	21	114
Airbus EC 130	47	1	42	90
Total Single-Engine	198	15	63	276

Twin-Engine Helicopters:
Bell 412	3	—	—	3
Bell 429	4	1	—	5
Bell 430	3	—	—	3
Airbus AS 365	—	5	—	5
Airbus BK 117	23	2	—	25
Airbus EC 135	76	6	—	82
Airbus EC 145	16	8	—	24
Boeing MD 902	1	1	—	2
Agusta 109	11	1	—	12
Agusta 119	13	7	—	20
Total Twin-Engine	150	31	—	181
Total Helicopters	348	46	63	457

Airplanes:
Cessna	—	—	2	2
King Air C 90	2	—	—	2
King Air B 200	5	1	—	6
Pilatus PC 12	21	2	—	23
Total Airplanes	28	3	2	33

TOTALS	376	49	65	490

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

Year Ended December 31, 2016

Common Stock	High	Low

First Quarter	$40.12	34.55
Second Quarter	40.49	33.41
Third Quarter	38.48	31.11
Fourth Quarter	33.85	24.75

Year Ended December 31, 2015

Common Stock	High	Low

First Quarter	$53.47	41.10
Second Quarter	48.00	40.17
Third Quarter	42.65	34.09
Fourth Quarter	45.37	33.32

As of February 23, 2017, there were approximately 169 holders of record of our common stock.

For the past four fiscal years, we have not paid any cash dividends on our common stock. Although our current intention is to retain any future earnings to finance the growth of our business rather than to pay dividends, we may consider the payment of dividends in the future. Our senior credit facility contains a covenant which restricts, but does not prohibit, the payment of dividends.

Stock Performance Graph

The following graph compares our cumulative total stockholder return for the period from December 31, 2011 through December 31, 2016, against the Standard & Poor’s 500 Index (S&P 500) and peer group companies1, 2 in industries similar to those of the Company. The peer group consists of health care, aviation, transportation, and logistics companies. We believe this group is our most appropriate peer group for stock comparison purposes because of the companies’ relative size measured by revenues, market valuation, and performance and because they are reflective of the markets in which we compete. The composition of the peer group was updated in 2016 to reflect changes in the business operations of certain companies previously included in the peer group. The graph shows the value at the end of each of the last five fiscal years of $100 invested in our common stock, the S&P 500, or our peer groups on December 31, 2011, and assumes reinvestment of dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

INDEXED RETURNS

	Base Period	Years Ending
	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
AIR METHODS CORPORATION	$100.00	139.64	220.42	166.58	158.63	120.50
S & P 500	100.00	116.00	153.58	174.60	177.01	198.18
2015 PEER GROUP	100.00	114.39	154.24	170.77	160.47	168.14
2016 PEER GROUP	100.00	115.24	156.79	178.98	165.60	174.17

[1]Members of 2015 Peer Group:
Amsurg Corp	LHC Group, Inc.
Atlas Air Worldwide Holdings, Inc.	Lifepoint Health, Inc.
Bristow Group, Inc.	Mednax, Inc.
GATX Corp	PHI, Inc.
Hanger, Inc.	Roadrunner Transportation Systems, Inc.
Healthways, Inc.	Select Medical Holdings Corp
Heico Corp	Teamhealth Holdings, Inc.
HUB Group, Inc.	UTI Worldwide, Inc.
Knight Transportation, Inc.	Viad Corp

[2]Members of 2016 Peer Group:
Air Transport Services Group, Inc.	HUB Group, Inc.
Atlas Air Worldwide Holdings, Inc.	LHC Group, Inc.
Bristow Group, Inc.	Mednax, Inc.
Echo Global Logistics, Inc.	PHI, Inc.
Envision Healthcare Corp.	Radiant Logistics, Inc.
Healthways, Inc.	Teamhealth Holdings, Inc.
Heico Corp	Viad Corp

ITEM 6.	SELECTED FINANCIAL DATA

The following tables present selected consolidated financial information of the Company and our subsidiaries which has been derived from our audited consolidated financial statements. This selected financial data should be read in conjunction with our consolidated financial statements and notes thereto appearing in Item 8 of this report. Revenue and expenses for the year ended December 31, 2013, increased in part as a result of the acquisition of Sundance in December 2012. Total assets as of December 31, 2013, and revenue and expenses for the year ended December 31, 2014, increased in part as a result of the acquisition of BHH in December 2013. Total assets as of December 31, 2016, and revenue and expenses for the year ended December 31, 2016, also increased in part as a result of the acquisition of TSCF in January 2016. Basic and diluted earnings per share for the year ended December 31, 2016, were impacted by the purchase of 2.7 million shares of the Company’s stock during the year.

SELECTED FINANCIAL DATA OF THE COMPANY

(Amounts in thousands except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Comprehensive Income Data:

Revenue	$1,170,455	1,080,438	1,004,773	879,001	848,701

Operating expenses	(815,462)	(739,439)	(683,818)	(645,119)	(583,156)
General and administrative expenses	(164,016)	(146,391)	(137,477)	(112,502)	(97,324)
Other expense, net	(30,271)	(19,939)	(20,640)	(19,187)	(17,388)
Income from continuing operations before income taxes	160,706	174,669	162,838	102,193	150,833
Income tax expense	(62,831)	(68,213)	(63,460)	(39,690)	(58,979)

Income from continuing operations	97,875	106,456	99,378	62,503	91,854
Loss on discontinued operations, net of income taxes	—	(398)	(3,908)	(532)	—
Net income	97,875	106,058	95,470	61,971	91,854
Less net income (loss) attributable to non-controlling interests	(30)	640	599	(270)	—
Net income attributable to Air Methods Corporation and subsidiaries	$97,905	105,418	94,871	62,241	91,854

Basic income per common share:
Continuing operations	$2.58	2.67	2.57	1.56	2.38
Discontinued operations	—	(.01)	(.10)	(.01)	—
Net income	$2.58	2.66	2.47	1.55	2.38

Diluted income per common share:
Continuing operations	$2.57	2.66	2.56	1.55	2.35
Discontinued operations	—	(.01)	(.10)	(.01)	—
Net income	$2.57	2.65	2.46	1.54	2.35

Weighted average number of shares of Common Stock outstanding - basic	37,732,644	39,272,585	39,163,080	38,923,206	38,594,286

Weighted average number of shares of Common Stock outstanding - diluted	37,798,690	39,420,963	39,348,291	39,210,392	39,044,468

SELECTED FINANCIAL DATA OF THE COMPANY

(Amounts in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,789,265	1,535,950	1,350,795	1,242,031	1,108,513
Long-term liabilities	1,030,827	814,744	719,527	723,851	683,612
Stockholders' equity	572,542	564,186	465,447	361,497	293,246

SELECTED OPERATING DATA

	2016	2015	2014	2013		2012
For year ended December 31:
Patient transports	71,714	63,104	57,940	53,805		55,976
Tourism passengers	446,956	464,567	421,212	221,730	(1)	—
As of December 31:
Community-based locations	228	209	189	179		169
AMS contract locations	78	84	97	109		141

(1) Includes passengers for BHH from December 13 through December 31, 2013, only.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “may,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results; flight volume, collection rates and days’ sales outstanding for patient transports; collection of future price increases for patient transports; size, structure and growth of our air medical services, aerial tourism, and products markets; continuation and/or renewal of hospital contracts; acquisition of new and profitable UR Division contracts; impact of PPACA and other changes in laws and regulations; delivery of new aircraft and disposition of older aircraft; commitments to purchase new aircraft; and other matters. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors contained in Part I, Item 1A of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our quarterly reports on Form 10-Q. We undertake no obligation to update any forward-looking statements, except as required by law.

Overview

We provide air medical transportation services throughout the United States and design, manufacture, and install medical aircraft interiors and other aerospace and medical transport products. We also provide tourism operations in and around the Grand Canyon and Hawaiian Islands. Our divisions, or business segments, are organized according to the type of service or product provided and consist of the following:

•	Air Medical Services (AMS) - provides air medical transportation services to the general population as an independent service (also called community-based services) and to hospitals or other institutions under exclusive operating agreements (also called hospital-based services). Patient transport revenue consists of flight fees billed directly to patients, their insurers, or governmental agencies, and cash flow is dependent upon collection from these individuals or entities. Air medical services contract revenue consists of fixed monthly fees (approximately 78% of total contract revenue) and hourly flight fees (approximately 22% of total contract revenue) billed to hospitals or other institutions. In 2016 the AMS Division generated 87% of our total revenue, compared to 86% in 2015 and 2014.
•	Tourism Division – provides helicopter tours and charter flights, primarily focusing on Grand Canyon and Hawaiian Island tours. In 2016 the Tourism Division generated 11% of our total revenue, compared to 12% in 2015 and 2014.
•	United Rotorcraft (UR) Division - designs, manufactures, and installs aircraft medical interiors and other aerospace and medical transport products for domestic and international customers. UR Division generated 2% of our total revenue in 2016, 2015, and 2014.

See Note 14 to our consolidated financial statements included in Item 8 of this report for operating results by segment.

We believe that the following factors have the greatest impact on our results of operations and financial condition:

•	Patient transport volume. Almost all of patient transport revenue and approximately 22% of AMS contract revenue are derived from flight fees. By contrast, 86% of AMS operating costs incurred during 2016 was mainly fixed in nature. While flight volume is affected by many factors, including competition and the effectiveness of marketing and business development initiatives, the greatest single variable has historically been weather conditions. Adverse weather conditions—such as fog, high winds, or heavy precipitation—hamper our ability to operate our aircraft safely and, therefore, result in reduced flight volume. Further, prolonged periods of adverse weather conditions may lead referring agencies to incorrectly assume that our bases are out of service for weather even though that is not the case, thereby leading to decreases in requests and patient transports. Weak hospital census, particularly in rural markets, also adversely impacts inter-facility transports. Total patient transports for community-based locations were 71,714 for 2016 compared to 63,104 for 2015. Patient transports for community-based locations open longer than one year (Same-Base Transports) were 59,892 in 2016 compared to 60,603 in 2015. Cancellations due to unfavorable weather conditions for community-based locations open longer than one year were 1,745 lower in 2016 compared to 2015. Requests for service decreased by 1.4% for the year ended December 31, 2016, for bases open greater than one year.

•	Reimbursement per transport. We respond to calls for air medical transports without pre-screening third-party payer coverage or creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients. Medicare and Medicaid also receive contractual discounts from our standard charges for flight services. Patient transport revenue is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period the related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of collection rate, payer mix, and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid. Medicare and Medicaid reimbursement rates have remained well below the cost of providing air medical transportation.

Private insurers may also take additional time to review claims and related documentation, including proof of medical necessity, and increase the frequency of such reviews, thus elongating the collection cycle. The collection rate and cycle may also both be impacted if private insurers pay patients directly rather than remitting payment to the Company.

One of the primary goals of PPACA was to decrease the number of uninsured Americans. Although we have experienced a movement from self-pay patients to Medicaid in our payer mix in prior periods, to date we have not experienced an increase in the percentage of transports covered by private insurance as a result of PPACA. As more of the U.S. population becomes eligible for Medicare coverage, we have experienced a shift in payer mix from private insurance to Medicare.

Net reimbursement per transport increased 0.7% in the year ended December 31, 2016, compared to 2015, attributed to recent price increases net of deteriorations in payer mix and collection rate. Payer mix inclusive of TSCF, based on number of transports, was as follows:

	For years ended December 31,
	2016	2015
Private insurance carriers	26.4%	27.4%
Government-sponsored insurance plans	3.7%	3.8%
Medicare	35.2%	34.4%
Medicaid	24.4%	24.3%
Self-pay patients	10.3%	10.1%

Excluding the effect of TSCF, private insurance carriers represented 27.1% of total transports for the year ended December 31, 2016.

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

•	Tourism passenger count. Tourism revenue is entirely derived from passenger fees, but 47% of tourism operating costs incurred during 2016 was mainly fixed in nature. Passenger count is impacted by many variables, including weather, competition, and tour prices. Because international travelers account for a significant number of tourism customers, flight volume may also be impacted by worldwide economic conditions and international currency exchange rates. Total tourism passenger count decreased to 446,956 in 2016 from 464,567 in 2015.

•	Aircraft maintenance. AMS and Tourism operations are directly affected by fluctuations in aircraft maintenance costs. Proper operation of the aircraft by flight crews and standardized maintenance practices can help to contain maintenance costs. Increases in spare parts prices from original equipment manufacturers tend to be higher for aircraft which are no longer in production. In addition, on-condition components are more likely to require replacement with age. Over the past two years, we have taken delivery of 44 new aircraft and expect to take delivery of four additional new aircraft in 2017. We have replaced discontinued models and other older aircraft with the new aircraft, as well as provided capacity for base expansion. Replacement models of aircraft typically have higher ownership costs than the models targeted for replacement but lower maintenance costs. Total AMS aircraft maintenance expense increased 6.8% in 2016 compared to 2015, while total AMS flight volume increased 9.4% over the same period. Excluding TSCF operations, AMS aircraft maintenance expense increased 0.4% in 2016 compared to 2015, and total flight hours for corresponding operations increased 2.8% over the same period. Aircraft maintenance expense for the Tourism Division decreased 6.7% in 2016 compared to 2015, compared to a 1.2% increase in corresponding flight hours. The changes in maintenance expense reflect normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During 2015, we also incurred $2.6 million to remediate certification documentation issues related to Night Vision Imaging Systems (NVIS) installations in certain of our aircraft.

•	Competitive pressures from low-cost providers. We are recognized within the air medical services industry for our standard of service and our use of cabin-class aircraft. Many of our competitors utilize aircraft with lower ownership and operating costs and do not require a similar level of experience for aviation and medical personnel. Currently, reimbursement rates established by Medicare, Medicaid, and most insurance providers are not contingent upon the type of aircraft used or the experience of personnel. However, we believe that higher quality standards help to differentiate our service from competitors and, therefore, lead to higher utilization.

•	Employee recruitment and relations. The ability to deliver quality services is partially dependent upon our ability to hire and retain employees who have advanced aviation, nursing, and other technical skills. In addition, hospital contracts typically contain minimum certification requirements for pilots and mechanics. Employees who meet these standards are in great demand and are likely to remain a limited resource in the foreseeable future. Our AMS pilots are represented by a collective bargaining unit and are covered under a CBA which expired on December 31, 2016. Negotiations on a new CBA have commenced but no agreement has yet been reached. Other employee groups may also elect to be represented by unions in the future.

Results of Operations

Year ended December 31, 2016 compared to 2015

We reported net income of $97,905,000 for the year ended December 31, 2016, compared to $105,418,000 for the year ended December 31, 2015. Net reimbursement per patient transport increased 0.7% in 2016 compared to 2015, while Same-Base Transports decreased 1.2% over the same period.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $109,390,000, or 14.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, for the following reasons:

•	Net revenue of $50,652,000 from TSCF’s operations, not including the effect of patient transports retained at locations where a TSCF base was consolidated into a previously existing Company base.
•	Increase of 0.7% in net reimbursement per transport for the year ended December 31, 2016, compared to 2015, due to the benefit of recent price increases net of deterioration in payer mix and collection rate.
•	Decrease of 711, or 1.2%, in Same-Base Transports for the year ended December 31, 2016, compared to 2015. Cancellations due to unfavorable weather conditions for bases open longer than one year were 1,745 lower in 2016 compared to 2015. Requests for service decreased by 1.4% in 2016 for bases open greater than one year. Weak hospital census, particularly in rural markets, may adversely impact inter-facility transports. Extreme weather conditions may also cause a reduction in flight demand as well as in the number of completed flights.
•	Incremental net revenue of $87,742,000 for the year ended December 31, 2016, generated from the addition of 42 new bases, including sixteen bases resulting from the conversion of hospital contracts, during either 2016 or 2015.
•	Closure of eighteen bases during either 2016 or 2015, resulting in a decrease in net revenue of approximately $20,060,000 during the year ended December 31, 2016.

Air medical services contract revenue decreased $18,159,000, or 11.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015, for the following reasons:

•	Cessation of service under four contracts and the conversion of five contracts to community-based operations during either 2016 or 2015, resulting in a decrease in revenue of approximately $24,579,000 for the year ended December 31, 2016.
•	Incremental revenue of $4,401,000 for the year ended December 31, 2016, generated from the expansion of six contracts to additional bases of operation during either 2016 or 2015.
•	Decrease of 1.1% in flight volume for the year ended December 31, 2016, for all contracts excluding the contract expansions and closed contracts discussed above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs (consisting primarily of pilot, mechanic, and medical staff salaries and benefits) increased $51,193,000, or 12.9%, for the year ended December 31, 2016, compared to 2015, for the following reasons:

•	Flight center costs of $19,155,000 from TSCF’s operations.
•	Increase of approximately $41,125,000 for the year ended December 31, 2016, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $20,624,000 for the year ended December 31, 2016, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $8,089,000, or 5.9%, for the year ended December 31, 2016, in comparison to 2015. Aircraft operating expenses consist of fuel, insurance, and maintenance costs and generally are a function of the size of the fleet, the type of aircraft flown, and the number of hours flown. The increase in costs is due to the following:

•	Aircraft operating expenses of $8,990,000 related to TSCF’s fleet.
•	Increase of $469,000, or 0.4%, to $105,858,000 in AMS aircraft maintenance expense in 2016 compared to 2015, excluding the effect of the TSCF fleet. Total flight volume for corresponding AMS operations increased 2.8% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During 2015 we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft.
•	Decrease of 15.3% in the cost of aircraft fuel per hour flown for AMS operations, excluding the effect of the TSCF fleet. Total AMS fuel costs, excluding TSCF’s operations, decreased $1,593,000, or 7.7%, to $19,179,000 for 2016, compared to 2015. Fuel costs also included a non-cash mark to market derivative gain of $461,000 for 2016 compared to loss of $369,000 for 2015.
•	Increase in hull insurance rates effective July 1, 2016. Despite the increase, our hull insurance rates remain below the rates we paid for the 2014-2015 policy year.

Tourism

Tourism and charter revenue increased $91,000, or 0.1% for the year ended December 31, 2016, compared to 2015, reflecting a decrease in tourism passengers from 464,567 to 446,956.

Tourism operating expenses consist primarily of pilot and mechanic salaries and benefits; aircraft maintenance, fuel, and insurance; landing fees; commissions; and cost of tour amenities and typically vary with passenger count, flight volume, and number and type of aircraft. Expenses increased $784,000, or 0.9%, in 2016, due to the following:

•	Increase of $2,860,000, or 22.4%, in personnel and facilities costs to provide increased capacity in our Hawaiian markets.
•	Decrease of $1,973,000, or 6.7%, in tourism aircraft maintenance expense to $27,647,000 in 2016, compared to 2015, due to normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. Total flight hours increased 1.2% in 2016 compared to 2015.
•	Decrease of 15.2% in the cost of aircraft fuel per hour flown in 2016, compared to 2015. Total tourism fuel costs decreased $1,325,000, or 14.2%, to $8,035,000 for 2016, compared to 2015.

United Rotorcraft Division

Medical interiors and products revenue decreased $685,000, or 2.8%, for the year ended December 31, 2016, compared to 2015. Significant projects during 2016 included the completion of 22 multi-mission interiors for the U.S. Army’s HH-60M helicopter, work under two contracts for a total of 73 interior kits for an older generation of the Black Hawk helicopter, and eight aircraft interiors for commercial customers. Revenue by product line for the year ended December 31, 2016, was as follows:

•	$16,228,000 – governmental entities
•	$7,566,000 – commercial customers

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

Cost of medical interiors and products increased $3,590,000, or 18.2%, for the year ended December 31, 2016, as compared to the previous year. Costs in 2016 included development and design work on aircraft interior configurations for commercial customers, leading to higher engineering and certification costs and to lower profit margins. Cost of medical interiors and products also includes certain fixed costs, such as administrative salaries and facilities rent, which do not vary with volume of sales and which are absorbed by both projects for external customers and interdivisional projects.

General Expenses

Depreciation and amortization increased $9,753,000, or 11.7% in 2016 compared to 2015. Depreciation and amortization expense related to TSCF’s assets was $6,608,000 in 2016. In addition, over the past two years, we have placed 46 aircraft with a total basis of $154.4 million into service. These increases were offset, in part, by the buyout of 29 aircraft which were previously leased under capital lease obligations since March 31, 2015. Aircraft under capital leases are amortized over the terms of the underlying leases with no assigned salvage value. Aircraft which are owned directly are depreciated over a 25-year life, based on the year of manufacture, with a 25% salvage value. As a result, the buyout of aircraft from capital lease obligations results in a decrease in depreciation expense.

General and administrative (G&A) expenses increased $17,625,000, or 12.0%, for the year ended December 31, 2016, compared to 2015. G&A expenses include executive management, legal, accounting and finance, billing and collections, information services, human resources, aviation management, pilot training, dispatch and communications, AMS program administration, and tourism customer service and reservations. G&A expenses directly attributable to TSCF operations totaled $6,214,000 in 2016. Over the past two years, we have opened a net of 39 new community-based locations, not including TSCF bases, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. We also have increased billing and collections staffing in order to address the backlog of claims and thus reduce days’ sales outstanding. These increases were partially offset by decrease of $3,689,000 in equity and incentive compensation accruals related to our financial performance during 2016 compared to 2015.

Interest expense increased $9,995,000, or 45.4%, for the year ended December 31, 2016, compared to 2015, primarily due to $220 million of term loans originated during January 2016 to finance the acquisition of TSCF. The weighted average interest rate on all term loans under our senior credit facility was 2.51% for 2016 compared to 2.05% for 2015.

Income tax expense was $62,831,000 for the year ended December 31, 2016, and $68,213,000 for the year ended December 31, 2015, or 39.1% of income from continuing operations before taxes in both 2016 and 2015. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Year ended December 31, 2015 compared to 2014

We reported net income of $105,418,000 for the year ended December 31, 2015, compared to $94,871,000 for the year ended December 31, 2014. Net reimbursement per patient transport increased 3.2% in 2015 compared to 2014, while Same-Base Transports decreased 0.4% over the same period.

Air Medical Services

Patient transport revenue is recorded net of provisions for contractual discounts and uncompensated care and increased $83,664,000, or 12.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, for the following reasons:

•	Increase of 3.2% in net reimbursement per transport for the year ended December 31, 2015, compared to 2014, due to the benefit of recent price increases net of deteriorations in payer mix and collection rate.
•	Decrease of 237, or 0.4%, in Same-Base Transports for the year ended December 31, 2015, compared to 2014. Cancellations due to unfavorable weather conditions for bases open longer than one year were 3,160 higher in 2015 compared to 2014. Requests for service increased by 4.5% in 2015 for bases open greater than one year.
•	Incremental net revenue of $82,917,000 for the year ended December 31, 2015, generated from the addition of 42 new bases, including 22 bases resulting from the conversion of hospital contracts, during either 2015 or 2014.
•	Closure of eleven bases during either 2015 or 2014, resulting in a decrease in net revenue of approximately $7,285,000 during the year ended December 31, 2015.

Air medical services contract revenue decreased $22,843,000, or 12.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014, for the following reasons:

•	Cessation of service under five contracts and the conversion of eight contracts to community-based operations during either 2015 or 2014, resulting in a decrease in revenue of approximately $27,760,000 for the year ended December 31, 2015.
•	Incremental revenue of $2,663,000 for the year ended December 31, 2015, generated from the addition of one new air medical services contract and the expansion of three contracts to additional bases of operation during either 2015 or 2014.
•	Relatively unchanged flight volume for the year ended December 31, 2015, for all contracts excluding the new contract, contract expansions, and closed contracts discussed above.
•	Annual price increases in the majority of contracts based on stipulated contractual increases, changes in the Consumer Price Index or spare parts prices from aircraft manufacturers.

Flight center costs increased $37,039,000, or 10.3%, for the year ended December 31, 2015, compared to 2014, for the following reasons:

•	Increase of approximately $37,303,000 for the year ended December 31, 2015, for the addition of personnel to staff new base locations described above.
•	Decrease of approximately $17,732,000 for the year ended December 31, 2015, due to the closure of base locations described above.
•	Increases in salaries for merit pay raises and in the cost of employee medical benefits.

Aircraft operating expenses increased $6,196,000, or 4.7%, for the year ended December 31, 2015, in comparison to 2014, due to the following:

•	Increase of $13,342,000, or 14.5%, to $105,390,000 in AMS aircraft maintenance expense in 2015 compared to 2014, while total flight volume for AMS operations increased 2.2% over the same period. The change in maintenance expense reflects normal fluctuations in the timing of overhaul and replacement cycles for aircraft parts. During 2015 we also incurred $2,635,000 to remediate certification documentation issues related to NVIS installations in certain of our aircraft. We do not expect further costs related to this remediation effort.
•	Decrease of 25.1% in the cost of aircraft fuel per hour flown for AMS operations. Total AMS fuel costs decreased $4,617,000, or 18.2%, to $20,772,000 for 2015, compared to 2014.
•	Decreases in hull insurance rates effective July 2015 and 2014.

Tourism

Tourism and charter revenue increased $11,759,000, or 10.1% for the year ended December 31, 2015, compared to 2014, reflecting an increase in tourism passengers from 421,212 to 464,567.

Tourism operating expenses increased $8,002,000, or 10.3%, in 2015, primarily due to the increase in the number of passengers. Other factors in the increase include the following:

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

General Expenses

G&A expenses increased $8,914,000, or 6.5%, for the year ended December 31, 2015, compared to 2014. During 2014 and 2015, we opened 42 new community-based locations, contributing to an increase in billing and collections, dispatch, and AMS program administration requirements. Equity and incentive compensation accruals related to our financial performance also increased $668,000 during 2015, compared to 2014.

Income tax expense was $68,213,000, or 39.1% of income from continuing operations before taxes in 2015 and $63,460,000, or 39.0% of income from continuing operations before taxes in 2014. Our effective tax rate is affected by the apportionment of revenue and income before taxes to the various jurisdictions in which we operate and by changing tax laws and regulations in those jurisdictions.

Discontinued Operations

In December 2014, we discontinued all long-range fixed wing medical transportation operations conducted by our subsidiary, American Jets, Inc., (AJI) which we acquired in July 2013. The loss from discontinued operations in 2014 included the write off of $1.5 million in goodwill and impairment losses of $372,000 to reduce aircraft to fair value.

Liquidity and Capital Resources

Cash Requirements

Debt and Other Long-term Obligations

The following table outlines our contractual obligations as of December 31, 2016 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt principal	$831,348	64,882	140,214	393,147	233,105
Interest payments (1)	117,788	25,444	44,483	25,614	22,247
Total long-term debt obligations	949,136	90,326	184,697	418,761	255,352

Capital leases	64,585	16,876	24,592	19,927	3,190
Interest payments	4,888	1,869	2,216	770	33
Total capital lease obligations	69,473	18,745	26,808	20,697	3,223

Operating leases	52,654	8,595	10,199	6,324	27,536
Aircraft purchase commitments	25,921	25,921	—	—	—

Total	$1,097,184	143,587	221,704	445,782	286,111

(1)	Interest payments include an estimate of variable-rate interest on notes with principal balances totaling $440,250,000 as of December 31, 2016. Variable interest was estimated using the weighted average rate in effect during 2016 for each note and the average balance outstanding against the revolving credit facility during 2016.

Off-Balance Sheet Arrangements

Aircraft Purchase Commitments

In the first quarter of 2015, we entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. Twelve aircraft totaling $47.5 million were delivered under this agreement in 2016, and we expect to take delivery of one additional aircraft in 2017. During the third quarter of 2016, in accordance with our right to termination for convenience, we gave notice to Bell Helicopter Textron, Inc., of our intent to cancel or reduce future orders and are in the process of negotiating modifications to the terms of the purchase agreement, including the total number of aircraft to be delivered under the agreement and application of related deposits of $6.3 million.

As of December 31, 2016, we had purchase commitments totaling $21.9 million for three other aircraft to be delivered in 2017. Typically we have financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or we are prevented from taking or decline to take delivery of the aircraft under the commitments described above for any other reason, we may forfeit nonrefundable deposits of approximately $5.4 million. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions.

Letters of Credit

As of December 31, 2016, we had four letters of credit totaling $8.0 million in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under our revolving credit facility.

Sources and Uses of Cash

Our working capital position was $300.5 million at December 31, 2016, compared to $309.1 million at December 31, 2015. Cash generated by continuing operating activities totaled $227.1 million in 2016 compared to $172.4 million in 2015. Excluding the effect of receivables acquired in the TSCF purchase, net trade receivables decreased $7.5 million during 2016, compared to increasing $77.1 million in 2015, primarily due to process improvements initiated in 2016 to improve efficiency and effectiveness of the billing cycle. Days’ sales outstanding (DSO’s) related to patient transports, measured by comparing net patient transport revenue for the annualized previous six-month period to outstanding open net accounts receivable, were 124 at December 31, 2016, compared to 130 at December 31, 2015.

Cash used for continuing investing activities totaled $327.7 million in 2016, compared to $228.2 million in 2015. In 2016 we acquired TSCF for $216.3 million (net of cash deposits acquired) and completed the buyout of our minority partners in Blue Hawaiian Holdings, LLC, for $9.2 million. Equipment acquisitions in 2016 included the purchase of nineteen aircraft for $70.9 million and the buyout of thirteen previously leased aircraft for $17.2 million. We sold twelve aircraft for $6.7 million. Equipment acquisitions in 2015 included the purchase of 33 aircraft for approximately $126.5 million and the buy-out of sixteen previously leased aircraft for $17.7 million. During 2015 we also acquired five aircraft, medical equipment, and certain other intangible assets totaling $64.7 million from two hospital customers in connection with converting the program to community-based operations. We sold fourteen aircraft in 2015 for $7.6 million.

Continuing financing activities provided $100.7 million in 2016 compared to $48.5 million in 2015. In 2016 we utilized $220 million of new term loans under the senior credit facility to finance the acquisition of TSCF and originated eighteen notes totaling $73.5 million to finance the acquisition of new aircraft. We also repurchased 2.7 million shares of our common stock on the open market for $96.5 million. During 2015, we originated 41 notes primarily to finance the acquisition of aircraft and capital lease buyouts and repurchased 320,988 shares of our common stock on the open market for $13.5 million.

In the fourth quarter of 2016, we entered into an agreement to acquire certain air medical program assets from a California partnership, for $14.75 million. The acquisition is expected to close in the first half of 2017 and to be financed primarily through additional draws under the senior credit facility or through working capital.

Senior Credit Facility

In January 2016, we borrowed $220 million in additional term loans under our senior credit facility to finance the acquisition of TSCF. As of December 31, 2016, the senior credit facility consisted of term loans with a balance of $440,250,000 and no balance outstanding against the revolving credit facility. Remaining available capacity on the revolving credit facility is $117 million and is reduced by four outstanding letters of credit totaling $8.0 million. Subject to certain conditions, we may borrow an additional $180 million in term loans through August 2017. The maturity date, payment schedule, and interest rate on the additional borrowings will be the same as all other outstanding term loans under the senior credit facility.

Borrowings under the credit facility are secured by substantially all of our accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Accelerating principal payments are due quarterly through June 2020. All remaining principal is due at the maturity date in August 2020 but can be prepaid at any time without penalty. Loans and advances under the senior credit facility bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2016, the interest rate on the term loan was 3.13%.

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

The credit facility contains various covenants that limit, among other things, our ability to create liens, declare future dividends, repurchase shares of our stock, make loans and investments, make any material change to the nature of our business, enter into any transaction with affiliates other than on arms' length terms, enter into a merger or consolidation, or sell assets. We are required to maintain certain financial ratios as defined in the credit facility and other notes. As of December 31, 2016, we were in compliance with the covenants of the credit facility.

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

Revenue Recognition

Revenue relating to tourism and charter flights is recognized upon completion of the services. Fixed contract revenue under our operating agreements with hospitals is recognized monthly over the terms of the agreements. Revenue relating to patient transports is recognized upon completion of the services and is recorded net of provisions for contractual discounts and estimated uncompensated care. Both provisions are estimated during the period related services are performed based on historical collection experience and any known trends or changes in reimbursement rate schedules and payer mix. The provisions are adjusted as required based on actual collections in subsequent periods. We have from time to time experienced delays in reimbursement from third-party payers. In addition, third-party payers may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing Medicare and Medicaid programs are very complex and subject to interpretation. We also provide services to patients who have no insurance or other third-party payer coverage. There can be no guarantee that we will continue to experience the same collection rates that we have in the past. If actual future collections are more or less than those projected by management, adjustments to allowances for contractual discounts and uncompensated care may be required. Based on related patient transport revenue for the year ended December 31, 2016, a change of 100 basis points in the percentage of estimated contractual discounts and uncompensated care would have resulted in a change of approximately $36.0 million in patient transport revenue.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In 2016, the FASB issued ASU Nos. 2016-08, 2016-10, and 2016-12 to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has substantially completed its evaluation of the impact of this ASU on its primary revenue streams but has not yet quantified any potential impact on the recognition of revenue. We expect to complete our assessment and select a transition method for adoption by the end of the third quarter of 2017, prior to adoption on January 1, 2018.

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

Goodwill Valuation

We evaluate goodwill annually and whenever a triggering event occurs in accordance with ASU No. 2011-08, Testing for Goodwill Impairment, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Factors considered include overall economic conditions within our markets, access to capital, changes in the cost of operations, the financial performance of the Company, and change in our stock price during the year. Based upon our qualitative assessment of factors impacting the value of goodwill as of December 31, 2016, we determined that it was not likely that the fair value of any reporting unit was less than its carrying amount and that a quantitative assessment of goodwill was not necessary. Changes in these factors or a sustained decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In the fourth quarter of 2014, we wrote off $1.5 million in goodwill related to discontinued operations of American Jets, Inc., as discussed more fully in Note 3 to the consolidated financial statements included in Item 8 of this report.

New Accounting Standards

Accounting Standards Adopted in 2016

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, and statement of cash flow classification. We elected to adopt the ASU effective January 1, 2016, as permitted, and to recognize forfeitures of equity awards as they occur. Consequently, we recorded a cumulative-effect reduction of $80,000 in retained earnings, and a corresponding increase in additional paid-in capital, as of January 1, 2016, for the change in accounting for forfeitures. In addition, excess tax benefits of $312,000 and $1,951,000 for the years ended December 31, 2015, and 2014, respectively, have been reclassified from financing activities to operating activities in the consolidated statements of cash flows. All other provisions of the ASU have been adopted prospectively, as required.

Effective January 1, 2016, we adopted ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs of $1,194,000 and $4,379,000 as of December 31, 2015, have been reclassified from other assets to current installments of long-term debt and long-term debt, respectively, in the accompanying condensed consolidated balance sheets.

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test. An entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value. The ASU is effective for periods beginning after December 15, 2019, and must be adopted prospectively. Early adoption for goodwill impairment testing dates after January 1, 2017, is permitted. We do not expect implementation to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business impacts many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for periods beginning after December 15, 2017, and must be adopted prospectively. We do not expect implementation to have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides specific guidance for the classification of eight types of cash receipts or payments on the statement of cash flow. The ASU is effective for periods beginning after December 15, 2017, and must be adopted retrospectively. We do not expect implementation to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a lease liability and right-of-use asset for all leases, with the exception of short-term leases. The ASU is effective for periods beginning after December 15, 2018, and must be adopted using a modified retrospective approach, with a number of optional practical expedients. We have not yet determined which, if any, of the optional practical expedients we may elect to apply nor the effect that the ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In 2016, the FASB issued ASU Nos. 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has substantially completed its evaluation of the impact of this ASU on its primary revenue streams but has not yet quantified any potential impact on the recognition of revenue. We expect to complete our assessment and select a transition method for adoption by the end of the third quarter of 2017, prior to adoption on January 1, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. All of our sales and related receivables are payable in U.S. dollars. We are subject to interest rate risk on our debt obligations and notes receivable, all of which have fixed interest rates except our line of credit, which had no outstanding balance at December 31, 2016, and $440,250,000 in notes payable. Based on the amounts outstanding at December 31, 2016, the annual impact of a change of 100 basis points in interest rates would be approximately $4,403,000. Interest rates on these instruments approximate current market rates as of December 31, 2016.

Our cost of operations is also affected by changes in the price and availability of aircraft fuel. Generally, our AMS contract hospital customers pay for all fuel consumed in medical flights. Based on actual fuel usage for our patient transports and tourism flights for the year ended December 31, 2016, the impact on operating costs of an increase of 10% in the cost of aircraft fuel per hour flown would be approximately $2,901,000 for the year, exclusive of the impact of fuel derivative agreements. Flight volume for patient transports and tourism flights can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on 2016 volume is not necessarily indicative of the impact on subsequent years or quarters. We had financial derivative agreements to protect against increases in the cost of Gulf Coast jet fuel above a weighted average price of $1.19 per gallon for wholesale purchases in 2016, covering the majority of our fuel consumption for the year. In the first quarter of 2017, we entered into fuel derivatives to protect against increases in the cost of Gulf Coast jet fuel above a weighted average price of $1.88 per gallon covering the majority of our anticipated fuel consumption for 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Consolidated Financial Statements attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officers (referred to in this report as the Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that due to material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

These control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2016. Notwithstanding the identified material weaknesses and management’s assessment that internal control over financial reporting was ineffective as of December 31, 2016, the Company’s management has concluded that the consolidated financial statements included in this annual report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with accounting principles generally accepted in the United States of America. Additionally, the material weaknesses did not result in any restatements of our audited consolidated financial statements and disclosures for any prior period previously reported by us. KPMG LLP has issued its report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As permitted by SEC guidance, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excludes the evaluation of internal control over financial reporting of Tri-State Care Flight LLC (TSCF), which was acquired on January 19, 2016. TSCF represents approximately $234.8 million of total assets as of December 31, 2016, and $50.7 million of net revenue from January 19 through December 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is not effective due to the material weaknesses described below.

As a result of our decentralized management structure and information technology (IT) organization, the Company did not monitor the effective operation of internal controls over certain key IT systems and certain employees did not have adequate training and knowledge of the COSO 2013 Framework and its application to the Company’s internal control over financial reporting.

General information technology controls (GITCs) over certain key IT systems were not designed and operating effectively. Specifically, (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; (ii) program change controls did not ensure that modifications to reports were appropriately tested before release into the production environment; and (iii) end-user computing controls over certain reports and spreadsheets were not adequately designed and operating effectively. As a result of these GITC deficiencies, the process-level manual and automated controls for these key IT systems were also ineffective. The Company did not have effective controls over the completeness, existence, and accuracy of parts inventory and of data used in the estimation of uncompensated care and contractual allowances. These deficiencies relate to patient transport revenue, accounts receivable, the allowances for contractual adjustments and uncompensated care, and parts inventory.

These control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis, and, therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2016. The program change control deficiency described above resulted in an immaterial error that was corrected before our consolidated financial statements as of and for the year ended December 31, 2016, were issued.

The independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2016, and their report is included on page F-2 herein.

Management’s Remediation Plan

In response to the material weaknesses identified in Management’s Report on Internal Control over Financial Reporting, the Company has developed a plan with oversight from the Audit Committee of the Board of Directors to remediate the material weaknesses. The remediation efforts expected to be implemented include the following:

•	Centralize the management of certain key IT systems under the corporate IT organization to provide consistent user access and change management controls.
•	Establish a more comprehensive review and approval process for authorizing and monitoring user access to key systems.
•	Implement enhanced user security administration features and functionality to a key IT system.
•	Establish an enhanced change management process for all reports created from certain key IT systems to be used in the financial reporting process.
•	Evaluate staffing levels, training and responsibilities to enhance knowledge and understanding of the COSO 2013 Framework and the Company’s internal control structure.
•	Evaluate the design and implementation of the process-level controls over the completeness, existence and accuracy of parts inventory.

The Company believes the foregoing efforts will effectively remediate the material weaknesses. Because the reliability of the internal control process requires repeatable execution, the successful remediation of these material weaknesses will require review and evidence of effectiveness prior to concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary.

Although no assurance can be given as to when the remediation plan will be completed, the Company believes the remediation efforts will be completed during 2017 and will test and re-evaluate the effectiveness of the Company's information technology general controls and management review controls over the information produced by the Company thereafter.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weaknesses described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2016, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2017, for the Annual Meeting of Stockholders to be held in 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2017, for the Annual Meeting of Stockholders to be held in 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2017, for the Annual Meeting of Stockholders to be held in 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2017, for the Annual Meeting of Stockholders to be held in 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company's Proxy Statement to be filed on or prior to April 30, 2017, for the Annual Meeting of Stockholders to be held in 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1.	Financial Statements included in Item 8 of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Stockholders' Equity and Redeemable Non-controlling Interests for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules included in Item 8 of this report:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015, and 2014

All other supporting schedules have been omitted because the information required is included in the financial statements or notes thereto or have been omitted as not applicable or not required.

3.	Exhibits:

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation (filed as an exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-15007), as declared effective on August 27, 1987, and incorporated herein by reference)

3.2	Amendments to Certificate of Incorporation (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference)

3.3	Amendment to Certificate of Incorporation, effective June 18, 2010 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2010, and incorporated herein by reference)

3.4	Amendment to Certificate of Incorporation, effective December 14, 2012 (filed as exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 14, 2012, and incorporated herein by reference)

3.5	First Amended and Restated Bylaws of Air Methods Corporation (filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference)

4.1	Specimen Stock Certificate (filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992, and incorporated herein by reference)

10.1*	Second Amended and Restated Air Methods Corporation 2006 Equity Compensation Plan (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2012, and incorporated herein by reference)

10.2*	Form of 2006 Plan Restricted Stock Grant Agreement (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference)

10.3*	Form of 2006 Plan Non-Qualified Stock Option Agreement (filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference)

10.4*	Form of 2006 Plan Incentive Stock Option Agreement (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and incorporated herein by reference)

10.5*	Air Methods Corporation 2015 Equity Incentive Plan (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2015, and incorporated herein by reference)

10.6*	Form of 2015 Plan Restricted Stock Agreement

10.7*	Form of 2015 Plan Stock Option Agreement (Incentive Stock Options)

10.8*	Form of 2015 Plan Director Stock Option Agreement (filed as exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference)

10.9*	Form of 2015 Plan Performance-Based Share Unit Award Agreement

10.10*	Form of 2015 Plan Restricted Stock Unit Award Agreement

10.11*	Air Methods Corporation Performance Pay Plan, adopted by the Company’s Board of Directors on September 30, 2011, as approved by the Company’s stockholders at the 2012 Annual Meeting (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2011, and incorporated herein by reference)

10.12*	Form of Performance-Based Share Unit Award Agreement (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, and incorporated herein by reference)

10.13.1*	Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated September 24, 2012 (filed as exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 24, 2012, and incorporated herein by reference)

10.13.2*	First Amendment to Amended and Restated Employment Agreement between the Company and Aaron D. Todd, dated October 1, 2014 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2014 and incorporated herein by reference)

10.14.1*	Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated September 24, 2012 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 24, 2012, and incorporated herein by reference)

10.14.2*	First Amendment to Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated June 2, 2016

10.14.3*	Second Amendment to Amended and Restated Employment Agreement between the Company and Michael D. Allen, dated July 2, 2016 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2016, and incorporated herein by reference)

10.15*	Amended and Restated Employment Agreement between the Company and Trent J. Carman, dated September 24, 2012 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 24, 2012, and incorporated herein by reference)

10.15.1*	Consulting Agreement between the Company and Trent Carman, dated June 3, 2016

10.16.1*	Amended and Restated Employment Agreement between the Company and Crystal Gordon, dated September 24, 2012 (filed as exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference)

10.16.2*	First Amendment to Amended and Restated Employment Agreement between the Company and Crystal Gordon, dated July 8, 2016 (filed as exhibit 10.4 to the Company’s Current Report on Form 8-K dated July 2, 2016, and incorporated herein by reference)

10.17.1*	Employment Agreement between the Company and David M. Doerr, dated October 21, 2013 (filed as exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference)

10.17.2*	First Amendment to Employment Agreement between the Company and David M. Doerr, dated July 8, 2016 (filed as exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 2, 2016, and incorporated herein by reference)

10.18.1*	Employment Agreement between the Company and Peter P. Csapo, dated May 26, 2016 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2016, and incorporated herein by reference)

10.18.2*	First Amendment to Employment Agreement between the Company and Peter P. Csapo, dated July 8, 2016 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 2, 2016, and incorporated herein by reference)

10.19	Third Amended and Restated Revolving Credit, Term Loan and Security Agreement dated August 21, 2015, among Air Methods Corporation and certain of its subsidiaries; certain lender parties named therein; KeyBank National Association, as Administrative Agent for the lenders, Joint Lead Arranger and Sole Book Runner; PNC Bank, National Association, as Joint Lead Arranger and Co-Syndication Agent; BBVA Compass Bank, as Joint Lead Arranger and Co-Syndication Agent; Bank of America, N.A., as Joint Lead Arranger and Co-Syndication Agent; Fifth Third Bank, as co-documentation agent; Suntrust Bank, as co-documentation agent; JPMorgan Chase Bank, N.A., as co-documentation agent; and MUFG Union Bank, N.A., as co-documentation agent (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 21, 2015, and incorporated herein by reference)

10.20	Collective Bargaining Agreement by and between Air Methods Corporation and Office and Professional Employees International Union, Local 109, effective August 28, 2014 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 28, 2014, and incorporated herein by reference)

10.21	Membership Interest Purchase Agreement dated as of November 4, 2015 by and among Air Methods Corporation, Tri-State Care Flight, L.L.C., Blake A. Stamper and the other sellers listed therein (filed as exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2015, and incorporated herein by reference)

10.22	Cooperation Agreement dated as of March 22, 2016, by and between Air Methods Corporation and Voce Capital Management LLC (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 22, 2016, and incorporated herein by reference)

21	Subsidiaries of Registrant

23	Consent of KPMG LLP

31.1	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date:	March 1, 2017	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer
(on behalf of the registrant)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Aaron D. Todd	Chief Executive Officer and Director	March 1, 2017
Aaron D. Todd

/s/ Peter P. Csapo	Chief Financial Officer and Treasurer	March 1, 2017
Peter P. Csapo

/s/ Sharon J. Keck	Chief Accounting Officer	March 1, 2017
Sharon J. Keck

/s/ C. David Kikumoto	Chairman of the Board	March 1, 2017
C. David Kikumoto

/s/ Ralph J. Bernstein	Director	March 1, 2017
Ralph J. Bernstein

/s/ Mark D. Carleton	Director	March 1, 2017
Mark D. Carleton

/s/ John J. Connolly	Director	March 1, 2017
John J. Connolly

/s/ Jeffrey A. Dorsey	Director	March 1, 2017
Jeffrey A. Dorsey

/s/ /Claire M. Gulmi	Director	March 1, 2017
Claire M. Gulmi

/s/ Morad Tahbaz	Director	March 1, 2017
Morad Tahbaz

/s/ Joseph E. Whitters	Director	March 1, 2017
Joseph E. Whitters

/s/ Jessica L. Wright	Director	March 1, 2017
Jessica L. Wright

AIR METHODS CORPORATION

AND SUBSIDIARIES

All other supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Air Methods Corporation:

We have audited the accompanying consolidated balance sheets of Air Methods Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and redeemable non-controlling interest, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Air Methods Corporation:

We have audited Air Methods Corporation and subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses related to ineffective monitoring activities over certain key information technology systems; an insufficient number of adequately trained employees with respect to the COSO 2013 Framework and its application to internal control over financial reporting; ineffective general information technology controls, specifically user access, program change, and end-user computing controls over certain key information technology systems; ineffective process-level manual and automated controls related to patient transport revenue, accounts receivable, the allowance for contractual adjustments and uncompensated care, and ineffective controls over parts inventory and the data used in the estimation of uncompensated care and contractual allowances have been identified and are included in management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and non-controlling interests, and cash flows for each of the years in the three-year period ended December 31, 2016 of the Company. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 1, 2017, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 the internal control over financial reporting related to the acquired business of Tri-State Care Flight, LLC (TSCF) associated with total assets of $234.8 million and net revenue of $50.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of TSCF.

/s/ KPMG LLP

Denver, Colorado

March 1, 2017

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

	2016	2015
Assets

Current assets:
Cash and cash equivalents	$5,903	5,808
Receivables:
Trade, net	380,249	360,542
Refundable income taxes	24,246	2,674
Other	3,208	3,402
	407,703	366,618

Inventories	49,895	46,377
Work-in-process on medical interiors and products contracts	3,403	4,024
Assets held for sale	5,208	16,369
Costs and estimated earnings in excess of billings on uncompleted contracts	366	961
Refundable deposits	4,619	7,594
Prepaid expenses and other current assets	9,283	9,850

Total current assets	486,380	457,601

Property and equipment:
Land	251	251
Flight and ground support equipment	974,872	835,380
Aircraft under capital leases	143,000	168,725
Aircraft rotable spare parts	33,842	34,688
Buildings and office equipment	70,942	62,503
	1,222,907	1,101,547
Less accumulated depreciation and amortization	(344,898)	(301,891)

Net property and equipment	878,009	799,656

Goodwill	211,348	127,732
Intangible assets, net of accumulated amortization of $41,267 and $28,093 at December 31, 2016 and 2015, respectively	189,889	129,899
Other assets	23,639	21,062

Total assets	$1,789,265	1,535,950

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

December 31, 2016 and 2015

(Amounts in thousands, except share and per share amounts)

	2016	2015
Liabilities and Stockholders' Equity

Current liabilities:
Notes payable	$15,179	2,955
Current installments of long-term debt	63,708	37,897
Current installments of obligations under capital leases	16,876	20,407
Accounts payable	30,496	30,912
Deferred revenue	1,607	2,294
Billings in excess of costs and estimated earnings on uncompleted contracts	767	1,250
Accrued wages and compensated absences	22,671	19,419
Due to third party payers	13,660	12,292
Other accrued liabilities	20,932	21,044

Total current liabilities	185,896	148,470

Long-term debt, less current installments	763,235	567,226
Obligations under capital leases, less current installments	47,709	68,389
Deferred income taxes	210,820	166,836
Other liabilities	9,063	12,293

Total liabilities	1,216,723	963,214

Commitments and contingencies (note 13)

Redeemable non-controlling interests	—	8,550

Stockholders’ equity:
Preferred stock, $1 par value. Authorized 15,000,000 shares, none issued	—	—
Common stock, $.06 par value. Authorized 70,500,000 shares; issued 39,574,788 and 39,511,350 shares at December 31, 2016 and 2015, respectively; outstanding 36,401,495 and 39,003,026 shares at December 31, 2016 and 2015, respectively	2,355	2,353
Additional paid-in capital	136,555	128,767
Treasury stock at cost, 3,053,248 and 320,988 shares at December 31, 2016 and 2015, respectively	(109,954)	(13,457)
Retained earnings	544,982	447,840
Accumulated other comprehensive loss	(1,396)	(1,317)
Total stockholders’ equity	572,542	564,186

Total liabilities and stockholders' equity	$1,789,265	1,535,950

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Patient transport revenue, net of provision for contractual discounts	$1,509,019	1,263,428	1,048,372
Provision for uncompensated care	(639,752)	(503,551)	(372,159)
Patient transport revenue, net	869,267	759,877	676,213
Air medical services contract revenue	135,742	153,901	176,744
Tourism and charter revenue	127,886	127,795	116,036
Medical interiors and products revenue	23,794	24,479	24,844
Transfer center, dispatch and billing service revenue	13,766	14,386	10,936
	1,170,455	1,080,438	1,004,773
Operating expenses:
Flight centers	448,461	397,268	360,229
Aircraft operations	144,772	136,683	130,487
Tourism operating expenses	86,650	85,866	77,864
Cost of medical interiors and products sold	23,307	19,717	24,275
Cost of transfer center, dispatch and billing services	17,033	13,260	9,941
Depreciation and amortization	93,107	83,354	80,567
Loss on disposition of assets, net	2,132	3,291	455
General and administrative	164,016	146,391	137,477
	979,478	885,830	821,295

Operating income	190,977	194,608	183,478

Other income (expense):
Interest expense	(31,990)	(21,995)	(21,750)
Other, net	1,719	2,056	1,110

Income from continuing operations before income tax expense	160,706	174,669	162,838
Income tax expense	(62,831)	(68,213)	(63,460)

Income from continuing operations	97,875	106,456	99,378
Loss on discontinued operations, net of income taxes	—	(398)	(3,908)

Net income	97,875	106,058	95,470
Less net income (loss) attributable to redeemable non-controlling interests	(30)	640	599

Net income attributable to Air Methods Corporation and subsidiaries	$97,905	105,418	94,871

Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments	(79)	(681)	(264)

Comprehensive income	$97,826	104,737	94,607

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income, continued

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Income per common share:
Basic:
Continuing operations	$2.58	2.67	2.57
Discontinued operations	—	(.01)	(.10)
Net income	$2.58	2.66	2.47

Diluted:
Continuing operations	$2.57	2.66	2.56
Discontinued operations	—	(.01)	(.10)
Net income	$2.57	2.65	2.46

Weighted average number of common shares outstanding:
Basic	37,732,644	39,272,585	39,163,080
Diluted	37,798,690	39,420,963	39,348,291

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Non-Controlling Interests

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’	Redeemable Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity	Interests

Balances at January 1, 2014	39,301,407	$2,343	—	$—	112,890	246,636	(372)	361,497	8,113

Issuance of common shares for options	112,847	6	—	—	1,416	—	—	1,422	—
Tax benefit from exercise of stock options	—	—	—	—	1,951	—	—	1,951	—
Stock-based compensation	—	—	—	—	4,134	—	—	4,134	—
Forfeiture of unvested restricted shares and related dividends	(7,501)	—	—	—	—	8	—	8	—
Unvested restricted stock grants	46,000	—	—	—	—	—	—	—	—
Proceeds from redeemable non-controlling interests	—	—	—	—	—	—	—	—	97
Adjustments to redeemable non-controlling interests	—	—	—	—	—	1,828	—	1,828	(1,828)
Net income	—	—	—	—	—	94,871	—	94,871	599
Other comprehensive loss	—	—	—	—	—	—	(264)	(264)	—

Balances at December 31, 2014	39,452,753	2,349	—	—	120,391	343,343	(636)	465,447	6,981

Issuance of common shares for options	45,180	4	—	—	606	—	—	610	—
Tax benefit from exercise of stock options	—	—	—	—	312	—	—	312	—
Stock-based compensation	6,216	—	—	—	7,458	—	—	7,458	—
Forfeiture of unvested restricted shares and related dividends	(12,334)	—	—	—	—	8	—	8	—
Unvested restricted stock grants	19,535	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	320,988	(13,457)	—	—	—	(13,457)	—
Adjustments to redeemable non-controlling interests	—	—	—	—	—	(929)	—	(929)	929
Net income	—	—	—	—	—	105,418	—	105,418	640
Other comprehensive loss	—	—	—	—	—	—	(681)	(681)	—

Balances at December 31, 2015	39,511,350	2,353	320,988	(13,457)	128,767	447,840	(1,317)	564,186	8,550

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Redeemable Non-Controlling Interests, continued

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands, except share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Total Stockholders’	Redeemable Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Loss	Equity	Interests

Balances at December 31, 2015	39,511,350	$2,353	320,988	$(13,457)	128,767	447,840	(1,317)	564,186	8,550

Issuance of common shares for options	45,360	2	—	—	801	—	—	803	—
Stock-based compensation	10,164	—	—	—	6,907	—	—	6,907	—
Forfeiture of unvested restricted shares and related dividends	(29,190)	—	—	—	—	28	—	28	—
Unvested restricted stock grants	37,104	—	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	2,732,260	(96,497)	—	—	—	(96,497)	—
Cumulative effect of change in accounting principle	—	—	—	—	80	(80)	—	—	—
Acquisition of redeemable non-controlling interest	—	—	—	—	—	—	—	—	(9,231)
Adjustments to redeemable non-controlling interests	—	—	—	—	—	(711)	—	(711)	711
Net income	—	—	—	—	—	97,905	—	97,905	(30)
Other comprehensive loss	—	—	—	—	—	—	(79)	(79)	—

Balances at December 31, 2016	39,574,788	$2,355	3,053,248	$(109,954)	136,555	544,982	(1,396)	572,542	—

See accompanying notes to consolidated financial statements.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$97,875	106,058	95,470
Loss from discontinued operations, net of income taxes	—	398	3,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	93,107	83,354	80,567
Deferred income tax expense	43,984	27,245	45,051
Stock-based compensation	6,907	7,458	4,134
Amortization of debt issuance costs	1,249	1,004	917
Loss on disposition of assets	2,132	3,291	455
Unrealized loss (gain) on derivative instrument	(511)	369	70
Loss from equity method investee	419	1,082	624
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables	(13,569)	(70,431)	(57,275)
Decrease (increase) in inventories and work-in-process on medical interiors and products contracts	(360)	304	2,412
Decrease (increase) in prepaid expenses and other current assets	4,740	1,312	(329)
Decrease (increase) in costs in excess of billings	595	(397)	2,324
Increase (decrease) in accounts payable, other accrued liabilities, and other liabilities	(8,310)	13,537	1,814
Increase (decrease) in deferred revenue and billings in excess of costs	(1,170)	(2,178)	27

Net cash provided by continuing operating activities	227,088	172,406	180,169
Net cash used by discontinued operating activities	—	(92)	(1,672)
Net cash provided by operating activities	227,088	172,314	178,497

Cash flows from investing activities:
Acquisition of subsidiaries	(225,577)	—	(3,182)
Buy-out of previously leased aircraft	(17,176)	(17,747)	(28,751)
Acquisition of property and equipment	(91,946)	(148,999)	(119,753)
Acquisition of hospital programs	—	(64,654)	—
Proceeds from disposition and sale of equipment and assets held for sale	10,272	9,664	19,001
Decrease (increase) in other assets, net	(3,232)	(6,475)	399

Net cash used by continuing investing activities	(327,659)	(228,211)	(132,286)
Net cash provided by discontinued investing activities	—	25	97
Net cash used by investing activities	(327,659)	(228,186)	(132,189)

(Continued)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

Years Ended December 31, 2016, 2015, and 2014

(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of common stock	$803	610	1,422
Payments for purchases of common stock	(96,497)	(13,457)	—
Borrowings under line of credit	95,000	55,000	30,000
Payments under line of credit	(95,000)	(55,000)	(42,000)
Proceeds from long-term debt	293,454	151,701	89,911
Payments for financing costs	(81)	(4,622)	(126)
Payments of long-term debt	(72,802)	(53,671)	(81,698)
Payments of capital lease obligations	(24,211)	(32,046)	(40,612)
Proceeds from redeemable non-controlling interests	—	—	98

Net cash provided (used) by continuing financing activities	100,666	48,515	(43,005)
Net cash provided (used) by discontinued financing activities	—	—	—
Net cash provided (used) by financing activities	100,666	48,515	(43,005)

Increase (decrease) in cash and cash equivalents	95	(7,357)	3,303

Cash and cash equivalents at beginning of year	5,808	13,165	9,862

Cash and cash equivalents at end of year	$5,903	5,808	13,165

Interest paid in cash during the year	$30,725	20,996	20,844
Income taxes paid in cash during the year	$41,347	38,125	15,386

Non-cash investing and financing activities:

In the year ended December 31, 2016, the Company entered into non-interest-bearing notes payable of $15,179 to finance the purchase of aircraft which were held in property and equipment pending permanent financing as of December 31, 2016, and settled non-interest-bearing notes payable of $2,955 in exchange for the aircraft securing the debt.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalent instruments as of December 31, 2016 and 2015.

Trade Receivables, net

Trade receivables are presented net of allowances for contractual discounts and uncompensated care. The Company determines its allowances for contractual discounts and uncompensated care based on payer mix, payer reimbursement schedules, and historical collection experience. The allowances are reviewed monthly and adjusted periodically based on actual collections. Billings are charged off against the uncompensated care allowance when it is probable that the receivable will not be recovered. Billings in excess of actual payment from contractual payers are charged off against the contractual allowance when payment is received. The allowance for contractual discounts is related primarily to Medicare, Medicaid, and other transports covered by contracts. The allowance for uncompensated care is related primarily to receivables recorded for self-pay patients.

Inventories

Inventories are comprised primarily of expendable aircraft parts and manufactured parts for medical aircraft interiors and are recorded at the lower of cost (average cost) or market.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment are recorded at cost. All maintenance and repairs, including scheduled aircraft component overhauls and replacements, are expensed when incurred. Major modifications and costs incurred to place aircraft in service are capitalized. Improvements to leased helicopters and airplanes are included in flight and ground support equipment in the accompanying financial statements. Leasehold improvements to hangar and office space are included in buildings and office equipment in the accompanying financial statements. Depreciation is computed using the straight-line method over the shorter of the useful lives of the equipment or the lease term, as follows:

Description	Lives	Estimated Residual value
Buildings, including hangars	40 years	10%
Helicopters, including medical equipment	8 – 25 years	10 - 25%
Ground support equipment and rotables	5 – 10 years	0 - 10%
Furniture and office equipment	3 – 10 years	0%

Intangible Assets

The Company has recognized intangible assets related to trade names, customer lists, and other customer or contractual relationships as a result of its acquisitions. Useful lives are determined based on the estimated period of economic benefit, measured by the present value of associated cash flows, derived from each of these assets and range from five to sixteen years. Intangible assets totaling $38.0 million and $26.3 million as of December 31, 2016 and 2015, respectively, have indefinite lives.

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

Amortization expense over the next five years on all amortizable intangible assets, computed using the straight-line method, is estimated as follows (amounts in thousands):

2017	$15,689
2018	15,287
2019	14,398
2020	13,214
2021	12,703

Goodwill

The Company accounts for goodwill under FASB ASC 350, Intangibles – Goodwill and Other. Under ASC 350, goodwill and certain identifiable intangible assets are not amortized, but instead are reviewed for impairment at least annually in accordance with the provisions of the statement. No impairment related to goodwill has been recognized in the accompanying consolidated financial statements. See Note 3 for discussion of write-off of goodwill related to discontinued operations.

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

Long-lived Assets

The Company periodically reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. No impairment related to long-lived assets has been recognized in the accompanying consolidated financial statements.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated selling costs. As of December 31, 2016, assets held for sale consisted primarily of nine aircraft, which the Company intends to sell within one year. Periodically the Company identifies aircraft to be sold or used for spare parts as part of its long-term plan to phase out certain older models of aircraft and replace them with newer models.

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

The Company evaluates its tax positions in accordance with FASB ASC 740-10-25, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return.

Income Per Share

Basic earnings per share is computed by dividing net income attributable to the Company and subsidiaries, plus or minus adjustments to redemption value of redeemable non-controlling interests, by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to the Company and subsidiaries, plus or minus adjustments to redemption value of redeemable non-controlling interests, by all outstanding and potentially dilutive common shares during the period.

Revision of Previously Issued Financial Statements

During the third quarter of 2016, the Company identified errors in the mathematical formula used to calculate its allowances for contractual discounts and uncompensated care related to patient transport receivables. The errors caused net receivables to be overstated for open accounts which had been partially collected and understated for open accounts which had been partially discounted. The Company has evaluated the impact of these errors and concluded it was not material to any previously issued financial statements. The Company has elected to revise the consolidated financial statements as of and for the year ended December 31, 2015, presented in this report.

As of December 31, 2015, the revisions decreased net trade receivables and total assets by $15.8 million, deferred income taxes by $6.1 million, and retained earnings by $9.7 million. For the year ended December 31, 2015, the revisions increased the provision for uncompensated care by $5.2 million and decreased income tax expense by $2.0 million and net income attributable to the Company and its subsidiaries by $3.2 million. Basic and diluted earnings per share for the year ended December 31, 2015, decreased $0.08. No revisions were required to the year ended December 31, 2014. Notes to the consolidated financial statements have also been revised consistent with these adjustments, as appropriate.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Accounting Standards Adopted in 2016

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, forfeitures, and statement of cash flow classification. The Company elected to adopt the ASU effective January 1, 2016, as permitted, and to recognize forfeitures of equity awards as they occur. Consequently, the Company recorded a cumulative-effect reduction of $80,000 in retained earnings, and a corresponding increase in additional paid-in capital, as of January 1, 2016, for the change in accounting for forfeitures. In addition, excess tax benefits of $312,000 and $1,951,000 for the years ended December 31, 2015, and 2014, respectively, have been reclassified from financing activities to operating activities in the consolidated statements of cash flows. All other provisions of the ASU have been adopted prospectively, as required.

Effective January 1, 2016, the Company adopted ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the related debt liability rather than as an asset. Retrospective adoption was required. Debt issuance costs of $1,194,000 and $4,379,000 as of December 31, 2015, have been reclassified from other assets to current installments of long-term debt and long-term debt, respectively, in the accompanying condensed consolidated balance sheets.

New Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the second step of the goodwill impairment test. An entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the excess of the carrying amount over the fair value. The ASU is effective for periods beginning after December 15, 2019, and must be adopted prospectively. Early adoption for goodwill impairment testing dates after January 1, 2017, is permitted. The Company does not expect implementation to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business impacts many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for periods beginning after December 15, 2017, and must be adopted prospectively. The Company does not expect implementation to have a material effect on its consolidated financial statements.

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

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU 2014-09 for public entities to annual periods beginning after December 15, 2017, although early adoption will be permitted as of the original effective date (i.e., for periods beginning after December 15, 2016). In 2016, the FASB issued ASU Nos. 2016-08, 2016-10, 2016-12, and 2016-20 to clarify guidance on specific provisions within ASU No. 2014-09. ASU No. 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has substantially completed its evaluation of the impact of this ASU on its primary revenue streams but has not yet quantified any potential impact on the recognition of revenue. The Company expects to complete its assessment and select a transition method for adoption by the end of the third quarter of 2017, prior to adoption on January 1, 2018.

(2)	Acquisition of Subsidiaries

Tri-State Care Flight, LLC

On January 19, 2016, the Company acquired 100% of the membership interest of Tri-State Care Flight, LLC (TSCF), for a cash purchase price of $222.5 million plus a working capital adjustment of $10.4 million. TSCF provided air medical transport services in the southwestern United States under the community-based service delivery model, utilizing a fleet of 22 helicopters and five fixed-wing aircraft. The purchase price was financed primarily through additional term loans and draws against the line of credit under the Company’s senior credit facility.

The allocation of the purchase price was as follows (amounts in thousands):

	Initial Allocation	Adjustments	Revised Allocation
Assets purchased:
Receivables	$30,695	(3,180)	27,515
Aircraft	30,501		30,501
Goodwill	80,690	2,943	83,633
Other intangible assets	74,000		74,000
Other assets	26,845	3	26,848
Total assets	242,731	(234)	242,497

Total liabilities assumed	(9,864)	234	(9,630)
Purchase price	$232,867	—	232,867

The Company does not expect further adjustments to the purchase price allocation.

Net revenue of $50,652,000 and loss of $533,000 before income taxes and allocation of corporate administrative expenses generated by TSCF’s operations since the acquisition date have been included with those of the Company in the consolidated statements of comprehensive income. These operating results do not include the effect of patient transports retained at base locations where a TSCF base was consolidated into a previously existing Company base.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Acquisition of Subsidiaries, continued

The following unaudited pro forma information presents combined financial results for the Company and TSCF for the year ended December 31, 2015, assuming the acquisition occurred as of January 1, 2015 (amounts in thousands, except per share amounts):

Revenue	$1,161,574
Net income attributable to Air Methods Corporation and subsidiaries	117,600
Basic income per common share	2.97
Diluted income per common share	2.96

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

Blue Hawaiian Holdings, LLC

In the third quarter of 2015, the Company’s partners exercised their right to require the Company to acquire their 10% ownership interest in Blue Hawaiian Holdings, LLC. The Company completed the buyout for $9,231,000 during 2016.

Other

During 2015 the Company completed acquisitions of two hospital programs, resulting in the addition of $14,840,000 in aircraft, $49,139,000 in intangible assets, and $675,000 in other equipment.

(3)	Discontinued Operations

In the fourth quarter of 2014, the Company made the decision to discontinue all long-range fixed wing medical transportation services conducted by its subsidiary, American Jets, Inc. (AJI), and all operations ceased in December 2014.

Results of operations for all periods have been reclassified to reflect discontinued operations presentation. Except where otherwise noted, all disclosures in footnotes to the consolidated financial statements represent the results of continuing operations. The results of discontinued operations included in the consolidated statements of comprehensive income were as follows (amounts in thousands):

	For years ended December 31,
	2015	2014
Patient transport revenue, net	$—	4,078
Operating expenses:
Depreciation and amortization	—	529
Loss on disposition of assets	546	791
Goodwill write-off	—	1,468
Other operating expenses	101	7,634
Loss from discontinued operations before income taxes	(647)	(6,344)
Income tax benefit	249	2,436
Loss from discontinued operations	$(398)	(3,908)

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Patient Transport Revenue Recognition

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

The Company has not changed its discount policies related to self-pay patients or deductible and copayment balances for insured patients during 2016, 2015, and 2014. The allowance for uncompensated care was 52.1% of receivables from non-contract payers as of December 31, 2016, compared to 45.0% at December 31, 2015.

The allowances for contractual discounts and uncompensated care are as follows at December 31 (amounts in thousands):

	2016	2015

Allowance for contractual discounts	$333,147	276,119
Allowance for uncompensated care	297,936	236,567
Total	$631,083	512,686

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

	For years ended December 31,
	2016	2015	2014

Third-party payers	$1,123,524	972,619	772,695
Self-pay	385,495	290,809	275,677
Total	$1,509,019	1,263,428	1,048,372

(5)	Fair Value of Financial Instruments

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

(5)	Fair Value of Financial Instruments, continued

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, notes receivable, notes payable, accounts payable, and accrued liabilities:

The carrying amounts approximate fair value because of the short maturity of these instruments.

Derivatives:

The Company’s cost of operations is affected by changes in the price and availability of aircraft fuel, which has historically fluctuated widely in price. Fuel costs represented approximately 3.0%, 3.4%, and 4.6% of the Company’s operating expenses for the years ended December 31, 2016, 2015, and 2014, respectively. The Company endeavors to acquire jet fuel at the lowest possible cost and to reduce volatility in operating expenses through the use of short-term purchased call options. With the use of purchased call options, the Company cannot be in a liability position at settlement. For 2016, 2015, and 2014, the Company had fuel derivatives in place to cover the majority of its fuel consumption.

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

All fuel derivative contracts are valued using Level 2 inputs in the fair value hierarchy and had expired as of December 31, 2016 and 2015. Aircraft operations expense for the years ended December 31, 2016, 2015, and 2014, included non-cash mark to market derivative gain of $511,000 and losses of $369,000 and $70,000, respectively. Cash settlements under the 2016 agreement totaled $1,190,000. There were no cash settlements under the agreements in 2015 or 2014.

Long-term debt:

The fair value of long-term debt is valued using Level 3 inputs in the fair value hierarchy because it is determined based on the present value of future contractual cash flows discounted at an interest rate that reflects the risks inherent in those cash flows. Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities and on recent transactions, the fair value of long-term debt as of December 31, 2016, is estimated to be $823,447,000, compared to carrying value of $826,943,000. The fair value of long-term debt as of December 31, 2015, is estimated to be $612,264,000, compared to carrying value of $605,123,000.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Long-term Debt

Long-term debt consists of the following at December 31 (amounts in thousands):

	2016	2015
Term loans with quarterly installments of principal and interest, with all remaining principal due in 2020. Interest rate at December 31, 2016, was 3.13%.	$440,250	243,750
Notes payable with interest rates from 2.31% to 4.90%, due in monthly installments of principal and interest with balloon payments due at various dates through 2027, collateralized by aircraft	372,760	342,190
Note payable with interest rate at 4.92%, due in monthly installments of principal and interest with all remaining principal due in 2018, collateralized by real estate	3,540	3,835
Notes payable with interest rates from 3.05% to 3.94%, due in monthly installments of principal and interest at various dates through 2025, collateralized by aircraft	13,452	19,161
Note payable with interest at 4.04%, due in semi-annual installments of principal and interest through 2019, collateralized by aircraft	1,346	1,760
	831,348	610,696
Less current installments	(63,708)	(37,897)
Less debt issuance costs	(4,405)	(5,573)
	$763,235	567,226

In January 2016, the Company borrowed $220 million in additional term loans under its senior credit facility to finance the acquisition of TSCF. As of December 31, 2016, the senior credit facility consisted of term loans totaling $440,250,000 and no balance outstanding against the revolving credit facility. Remaining available capacity on the revolving credit facility is $117 million and is reduced by four outstanding letters of credit totaling $8,040,000. Subject to certain conditions, the Company may borrow an additional $180 million in term loans under the senior credit facility. The maturity date, payment schedule, and interest rate on the additional borrowings would be the same as all other outstanding term loans under the senior credit facility.

Borrowings under the credit facility are secured by substantially all of the Company’s accounts receivable, inventory, equipment, and general intangibles. Indebtedness under the credit facility has a first priority claim to the assets pledged to secure it. Accelerating principal payments are due quarterly through June 2020. All remaining principal is due at the maturity date in August 2020 but can be prepaid at any time without penalty. Loans and advances under the senior credit facility bear interest at rates based on either prime, federal funds, or LIBOR rates. As of December 31, 2016, the interest rate on the term loan was 3.13%.

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

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Long-term Debt, continued

Aggregate maturities of long-term debt are as follows (amounts in thousands):

Year ending December 31:
2017	$64,882
2018	71,510
2019	68,704
2020	364,366
2021	28,781
Thereafter	233,105
831,348
Less debt issuance costs	(4,405)
Net long-term debt	$826,943

(7)	Leases

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

As of December 31, 2016, future minimum lease payments under noncancelable capital and operating leases are as follows (amounts in thousands):

	Capital	Operating
	leases	leases
Year ending December 31:
2017	$18,745	8,595
2018	15,125	5,916
2019	11,683	4,283
2020	11,310	3,504
2021	9,387	2,820
Thereafter	3,223	27,536

Total minimum lease payments	69,473	$52,654
Less amounts representing interest	(4,888)
Present value of minimum capital lease payments	64,585
Less current installments	(16,876)
	$47,709

Rent expense relating to operating leases totaled $18,661,000, $15,333,000, and $13,968,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Leases, continued

The Company receives certain allowances for the completion of medical interiors for its leased aircraft. Gains associated with these completion allowances are deferred and amortized over the terms of the leases and are included in other liabilities in the consolidated balance sheets. As of December 31, 2016 and 2015, unamortized completion allowances included in other liabilities totaled $4,193,000 and $6,005,000, respectively.

At December 31, 2016 and 2015, leased property held under capital leases included in equipment, net of accumulated amortization, totaled approximately $57,936,000 and $80,001,000, respectively. Amortization of leased property held under capital leases is included in depreciation expense.

(8)	Income per Share

In accordance with FASB ASC 480-10-S99, Distinguishing Liabilities from Equity, and solely for the purpose of calculating earnings per share, net income was decreased by $711,000 and $929,000 and increased by $1,828,000 for adjustments to the value of redeemable non-controlling interests in determining the numerator used to calculate basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014, respectively.

The reconciliation of basic to diluted weighted average common shares outstanding is as follows for the years ended December 31:

	2016	2015	2014
Weighted average number of common shares outstanding – basic	37,732,644	39,272,585	39,163,080
Dilutive effect of:
Common stock options	3,781	35,640	107,125
Unvested restricted stock	62,265	103,531	78,086
Unvested performance share units	—	9,207	—
Weighted average number of common shares outstanding – diluted	37,798,690	39,420,963	39,348,291

Common stock options totaling 900,482, 563,132, and 343,730 were not included in the diluted income per share calculation for the years ended December 31, 2016, 2015, and 2014, respectively, because their effect would have been anti-dilutive.

(9)	Stock-based Compensation

In May 2015, the Company’s shareholders approved the 2015 Equity Incentive Plan (2015 Plan) which provides up to 2,677,435 shares of common stock for the granting of incentive stock options, non-statutory stock options (NSO’s), shares of restricted stock, other forms of equity compensation, and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants. Upon approval of the 2015 Plan by shareholders, the Company’s 2006 Equity Compensation Plan (2006 Plan) was frozen such that no future awards may be issued under that plan and all remaining shares available for issuance were made available for issuance under the 2015 Plan. Both Plans are administered by a committee of the Company’s board of directors which has discretion to set the exercise price and term of any option granted, provided that the term may not exceed ten years. Shares of restricted stock and restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant and have typically vested over a one- to five-year period. Vesting of restricted stock units granted during 2016 was dependent upon the achievement of certain financial metrics, which were satisfied as of December 31, 2016.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stock-based Compensation, continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. During the year ended December 31, 2016, options to purchase 442,140 shares of stock, with a weighted average exercise price of $35.72, were granted at a weighted average fair value of $9.96. The weighted average fair value of options granted during the years ended December 31, 2015 and 2014, was $12.19 and $12.85, respectively.

The following weighted average assumptions were used in valuing the grants for the years ended December 31:

	2016	2015	2014
Expected term (in years)	3.2	3.5	3.3
Expected volatility	38%	37%	36%
Risk-free interest rate	1.0%	1.0%	1.1%
Expected dividend yield	0%	0%	0%

The following is a summary of option activity under all stock option plans during the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (amounts in thousands)

Outstanding at January 1, 2016	659,292	$43.37

Granted	442,140	35.72
Exercised	(45,360)	17.72
Forfeited	(130,933)	40.65
Expired	(13,857)	42.79

Outstanding at December 31, 2016	911,282	41.33	3.3	$37

Exercisable at December 31, 2016	280,495	43.77	2.4	25

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $897,000, $1,327,000, and $4,456,000, respectively.

Performance share units (PSU’s) entitle the grantees to receive shares of common stock for each PSU which is earned over a three-year performance period based on the Company’s total shareholder return compared to total shareholder returns for a specified peer group of companies. The Company estimates the number of PSU’s which will vest at the end of the performance periods and the associated stock compensation expense using Monte Carlo simulations. PSU grants were as follows:

	2016	2015	2014
Maximum number of PSU’s	86,434	68,340	105,512
Estimated number of vested PSU’s	55,722	35,930	63,938
Total value	$2,528,000	$2,132,000	$4,195,000

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)	Stock-based Compensation, continued

The following is a summary of restricted stock and restricted stock unit activity during the year ended December 31, 2016:

	Shares	Weighted Average Grant-Date Fair Value

Non-vested at January 1, 2016	187,335	$45.04

Granted	79,100	35.72
Vested	(85,368)	44.45
Forfeited	(37,413)	41.26

Non-vested at December 31, 2016	143,654	41.25

The total fair value of shares vested during 2016, 2015, and 2014, was $3,161,000, $2,082,000, and $2,965,000, respectively.

During the years ended December 31, 2016, 2015, and 2014, the Company recognized $6,907,000, $7,458,000, and $4,134,000, respectively, in stock-based compensation expense. No income tax benefit was recognized related to stock compensation expense recorded for incentive stock options. Total unrecognized compensation cost related to unvested stock-based awards as of December 31, 2016, was $10,012,000 and is expected to be recognized over the remaining weighted average vesting term of 1 year.

(10)	Air Medical Services Contract Revenue

Air medical services contract revenue consists of monthly fixed fees and flight fees based upon the utilization of aircraft to provide emergency medical services to hospitals and other institutions. The fixed-fee portions of the agreements effective as of December 31, 2016, provide for the following revenue for years ending December 31 (amounts in thousands):

2017	$90,678
2018	58,649
2019	33,033
2020	17,045
2021	3,178
Thereafter	3,178
$205,761

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Income Taxes

Income tax expense consists of the following for the years ended December 31 (amounts in thousands):

	2016	2015	2014
Current income tax expense:
Federal	$(16,759)	(33,404)	(14,432)
State	(2,088)	(7,564)	(3,977)
Foreign	—	—	—
	(18,847)	(40,968)	(18,409)

Deferred income tax expense:
Federal	(37,887)	(23,425)	(38,735)
State	(6,097)	(3,820)	(6,316)
Foreign	—	—	—
	(43,984)	(27,245)	(45,051)
Total income tax expense	$(62,831)	(68,213)	(63,460)

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

Reconciliation of income taxes on income from continuing operations before income taxes computed at the federal statutory rate of 35% for the years ended December 31 to income taxes as recorded is as follows (amounts in thousands):

	2016	2015	2014
Tax at the federal statutory rate	$(56,248)	(61,128)	(56,993)
State income taxes, net of federal benefit, including adjustments based on filed state income tax returns	(5,784)	(6,235)	(5,777)
Nondeductible items	(1,269)	(886)	(601)
Adjustment to filed returns	(25)	(3)	(195)
Foreign income tax at different rate than U.S.	(63)	(162)	(94)
Change in valuation allowance	383	(216)	(125)
Conclusion of foreign operations	(467)	—	—
Non-taxable earnings of non-controlling interests	(11)	224	209
Tax credits	461	342	234
Changes in estimated state tax rates	177	—	—
Other	15	(149)	(118)
Net income tax expense	$(62,831)	(68,213)	(63,460)

For state income tax purposes, at December 31, 2016, the Company has net operating loss carryforwards of approximately $23.4 million, expiring at various dates through 2035. In addition, as of December 31, 2016, the Company has approximately $41.5 million of net operating loss carryforwards for state income tax purposes relating to pre-acquisition periods of certain subsidiaries. Utilization of all of subsidiaries’ pre-acquisition net operating loss carryforwards, which expire at various dates through 2028 for state income tax purposes, is subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code.

For the years ended December 31, 2015, and 2014, the Company recognized excess tax benefits related to stock option plans in the amount of $312,000 and $1,951,000, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)	Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 are as follows (amounts in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,679	3,496
Accruals and other, principally due to differences in employee compensation and benefits	14,846	13,001
Other liabilities, principally due to differences in revenue recognition	9,508	10,524
Total deferred tax assets, gross	27,033	27,021
Valuation allowances	—	(383)
Total deferred tax assets, net	27,033	26,638

Deferred tax liabilities:
Equipment and leasehold improvements, principally due to differences in bases and depreciation methods	(186,576)	(151,168)
Intangible assets, principally due to differences in bases and amortization methods	(23,491)	(29,392)
Allowance for uncollectible accounts	(19,164)	(5,031)
Goodwill	(8,408)	(5,661)
Other	(214)	(2,222)
Total deferred tax liabilities	(237,853)	(193,474)
Net deferred tax liability	$(210,820)	(166,836)

The Company assesses the likelihood by jurisdiction that its net deferred tax assets will be recovered. Based on the weight of all available evidence, both positive and negative, the Company records a valuation allowance against deferred tax assets when it is more likely than not that a future benefit will not be realized. At December 31, 2016 and 2015, the deferred tax valuation allowance was $0 and $383,000, respectively, and related to tax losses in foreign jurisdictions.

At December 31, 2016, the Company had no gross unrecognized tax benefits. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. The Company does not believe that it is reasonably possible that its estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and are open to federal and state tax audits until the applicable statutes of limitations expire. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2013. The Company is currently under examination by the IRS for the 2014 income tax return as well as by the State of Missouri for the 2012, 2013 and 2014 income tax years.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(12)	Employee Benefit Plans

The Company has a defined contribution retirement plan whereby eligible employees may contribute up to 60% of their gross pay subject to the IRS maximum. Under the plan, the Company’s current discretionary match is equal to 70% of eligible contributions made by each participant during the year, up to the first 8% of the participant’s current gross eligible earnings. Company contributions totaled approximately $12,046,000, $11,016,000, and $9,418,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

(13)	Commitments, Contingencies, and Concentrations

Commitments

In the first quarter of 2015, the Company entered into an agreement to purchase 200 Bell 407GXP helicopters totaling $882.6 million over a ten-year term beginning in 2016. Twelve aircraft totaling $47,491,000 were delivered under this agreement in 2016, and the Company expects to take delivery of one additional aircraft in 2017. During the third quarter of 2016, in accordance with its right to termination for convenience, the Company gave notice to Bell Helicopter Textron, Inc., of its intent to cancel or reduce future orders and is in the process of negotiating modifications to the terms of the purchase agreement, including the total number of aircraft to be delivered under the agreement and application of related deposits of $6,332,000.

As of December 31, 2016, the Company had purchase commitments totaling $21,884,000 for three other aircraft to be delivered in 2017. Typically the Company has financed aircraft acquired under similar commitments through capital lease or debt agreements. If financing arrangements cannot be arranged or the Company is prevented from taking or declines to take delivery of the aircraft under the commitments described above for any other reason, the Company may forfeit nonrefundable deposits of approximately $5,443,000. The amount of deposit to be forfeited may be mitigated if the aircraft manufacturer is able to remarket the commitment positions.

As of December 31, 2016, the Company had four letters of credit totaling $8,040,000 in lieu of cash deposits on workers compensation insurance policies and other obligations. All letters of credit may be renewed annually and reduce the available borrowing capacity under the Company’s revolving credit facility.

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

Concentrations

As of December 31, 2016, Airbus Helicopters (Airbus) aircraft compose 75% of the Company’s helicopter fleet while aircraft made by Bell Helicopter, Inc. (Bell) constitute 18%. The Company obtains a substantial portion of its helicopter spare parts and components from Airbus and Bell and maintains supply arrangements with other parties for engine and related dynamic components.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Commitments, Contingencies, and Concentrations, continued

The Company’s air medical services pilots, composing 26% of the total workforce, are represented by a collective bargaining unit. The collective bargaining agreement (CBA) between the Company and the pilots’ union expired in December 2016. Negotiations have begun on a new CBA but no agreement has yet been reached.

Payer mix related to the Company’s patient transport revenue, based on number of transports, was as follows for the years ended December 31:

	2016	2015
Private insurance carriers	26.4%	27.4%
Government-sponsored insurance plans	3.7%	3.8%
Medicare	35.2%	34.4%
Medicaid	24.4%	24.3%
Self-pay patients	10.3%	10.1%

(14)	Business Segment Information

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

Summarized financial information for the Company’s operating segments is shown in the following table (amounts in thousands). Amounts in the “Corporate Activities” column represent corporate headquarters expenses and results of insignificant operations. As required by ASC 350, the Company has allocated goodwill among its segments as follows: $200,103,000 to the Air Medical Services Division, $10,749,000 to the Tourism Division, and $495,000 to the United Rotorcraft Division. The Company does not allocate total assets between operating segments for internal reporting and performance evaluation purposes.

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2016
External revenue	$1,018,788	127,886	23,781	—	—	1,170,455
Intersegment revenue	—	—	14,293	—	(14,293)	—
Total revenue	1,018,788	127,886	38,074	—	(14,293)	1,170,455

Operating expenses	(706,890)	(104,097)	(36,335)	(51,169)	12,120	(886,371)
Depreciation & amortization	(78,078)	(9,184)	(3,441)	(2,404)	—	(93,107)
Interest expense	(25,538)	(4,340)	—	(2,116)	4	(31,990)
Other, net	1,945	67	—	(289)	(4)	1,719
Income tax expense	—	—	—	(62,831)	—	(62,831)
Net income (loss)	210,227	10,332	(1,702)	(118,809)	(2,173)	97,875
Less net income (loss) attributable to non-controlling interests	(30)	—	—	—	—	(30)
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$210,257	10,332	(1,702)	(118,809)	(2,173)	97,905

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(14)	Business Segment Information, continued

	AMS	Tourism	UR	Corporate Activities	Intersegment Eliminations	Consolidated
2015
External revenue	$928,164	127,795	24,398	81	—	1,080,438
Intersegment revenue	—	—	21,976	—	(21,976)	—
Total revenue	928,164	127,795	46,374	81	(21,976)	1,080,438

Operating expenses	(630,056)	(105,700)	(40,275)	(46,294)	19,849	(802,476)
Depreciation & amortization	(69,687)	(7,930)	(3,407)	(2,330)	—	(83,354)
Interest expense	(16,575)	(3,417)	—	(2,013)	10	(21,995)
Other, net	2,871	3	—	(808)	(10)	2,056
Income tax expense	—	—	—	(68,213)	—	(68,213)
Income (loss) from continuing operations	214,717	10,751	2,692	(119,577)	(2,127)	106,456
Loss on discontinued operations, net of tax	(398)	—	—	—	—	(398)
Net income (loss)	214,319	10,751	2,692	(119,577)	(2,127)	106,058
Less net income (loss) attributable to non-controlling interests	(126)	766	—	—	—	640
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$214,445	9,985	2,692	(119,577)	(2,127)	105,418

2014
External revenue	$863,867	116,036	24,784	86	—	1,004,773
Intersegment revenue	—	—	11,409	—	(11,409)	—
Total revenue	863,867	116,036	36,193	86	(11,409)	1,004,773

Operating expenses	(579,196)	(96,131)	(35,312)	(40,029)	9,940	(740,728)
Depreciation & amortization	(69,432)	(6,740)	(2,333)	(2,062)	—	(80,567)
Interest expense	(16,186)	(2,812)	—	(2,753)	1	(21,750)
Other, net	1,646	5	—	(540)	(1)	1,110
Income tax expense	—	—	—	(63,460)	—	(63,460)
Income (loss) from continuing operations	200,699	10,358	(1,452)	(108,758)	(1,469)	99,378
Loss on discontinued operations, net of tax	(3,908)	—	—	—	—	(3,908)
Net income (loss)	196,791	10,358	(1,452)	(108,758)	(1,469)	95,470
Less net income (loss) attributable to non-controlling interests	(168)	767	—	—	—	599
Net income (loss) attributable to Air Methods Corporation and subsidiaries	$196,959	9,591	(1,452)	(108,758)	(1,469)	94,871

AIR METHODS CORPORATION

AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)	Unaudited Quarterly Financial Data

Summarized unaudited quarterly financial data for 2016 and 2015 is as follows (amounts in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2016
Revenue	$269,398	292,572	311,012	297,473
Operating income	41,016	51,740	57,252	40,969
Income from continuing operations before income taxes	33,526	44,296	49,691	33,193
Income from continuing operations	20,424	26,981	30,614	19,856
Net income	20,424	26,981	30,614	19,856
Net income attributable to Air Methods Corporation and subsidiaries	20,453	26,982	30,614	19,856
Basic income (loss) per common share:
Continuing operations	.50	.70	.82	.55
Discontinued operations	—	—	—	—
Diluted income (loss) per common share:
Continuing operations	.50	.70	.82	.54
Discontinued operations	—	—	—	—

2015
Revenue	$233,051	263,602	311,342	272,443
Operating income	20,539	48,736	82,277	43,056
Income from continuing operations before income taxes	15,918	44,745	77,118	36,888
Income from continuing operations	9,649	27,406	46,883	22,518
Net income	9,640	27,066	46,854	22,498
Net income attributable to Air Methods Corporation and subsidiaries	9,401	26,823	46,652	22,542
Basic income (loss) per common share:
Continuing operations	.24	.69	1.17	.57
Discontinued operations	—	(.01)	—	—
Diluted income (loss) per common share:
Continuing operations	.24	.69	1.16	.57
Discontinued operations	—	(.01)	—	—

Income per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly income per share does not necessarily equal the total computed for the year.

(16)	Subsequent Event

In the fourth quarter of 2016, the Company entered into an agreement to acquire certain air medical program assets from a California partnership, for $14.75 million. The acquisition is expected to close in the first half of 2017 and to be financed primarily through additional draws under the senior credit facility or through working capital.

AIR METHODS CORPORATION

AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(Amounts in thousands)

Description	Balance at Beginning of Period	Additions (a)	Deductions (b)	Balance at End of Period

Allowance for contractual discounts
Year ended December 31, 2016	$276,119	2,087,076	(2,030,048)	333,147
Year ended December 31, 2015	193,954	1,660,806	(1,578,641)	276,119
Year ended December 31, 2014	183,106	1,313,614	(1,302,766)	193,954

Allowance for uncompensated care
Year ended December 31, 2016	$236,567	639,752	(578,383)	297,936
Year ended December 31, 2015	165,054	503,597	(432,084)	236,567
Year ended December 31, 2014	129,122	372,193	(336,261)	165,054

Notes:

(a)	Amounts excluded from revenue.
(b)	Actual write-offs and charges to allowances.

See accompanying Report of Independent Registered Public Accounting Firm.

