Form 10-K/A
period 2016-12-31
AIR METHODS CORP
filed 2017-04-21
CIK 816159

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,246,759,000.

The number of outstanding shares of Common Stock as of February 23, 2017, was 36,431,975.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Air Methods Corporation with the Securities and Exchange Commission (the “SEC”) on March 1, 2017 (the “2016 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the 2016 Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days after the end of its fiscal year ended December 31, 2016. In particular, this Form 10-K/A amends the cover page and amends and restates Items 10 through 14 of Part III. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.  Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2016 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2016 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the 2016 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2016 Form 10-K and our other filings with the SEC.

Capitalized terms not otherwise defined in this Amendment shall have the meanings ascribed to them in the Original Filing.

To Form 10-K/A

i

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Summary information concerning the Company’s directors and executive officers is set forth below:

Name	Age	Position	Class/Year Term of Office Expires(1)
Ralph J. Bernstein	59	Director	III/2018
Mark D. Carleton	56	Director	III/2018
John J. Connolly, Ed.D.	77	Director	II/2017
Jeffrey A. Dorsey	68	Director	II/2017
Claire M. Gulmi	63	Director	III/2018
C. David Kikumoto	67	Chairman of the Board	I/2019
Morad Tahbaz	61	Director	II/2017
Aaron D. Todd	55	Director and Chief Executive Officer	II/2017
MG Jessica L. Wright, USA (Ret.)	64	Director	I/2019
Joseph E. Whitters	59	Director	I/2019
Michael D. Allen	54	President, Domestic Air Medical Services	N/A
Peter Csapo	45	Chief Financial Officer and Treasurer	N/A
David M. Doerr	47	EVP, Business Development	N/A
Crystal L. Gordon	38	General Counsel, Compliance Officer, Secretary, and Senior Vice President	N/A
Sharon J. Keck	50	Chief Accounting Officer	N/A

(1)         Refers to the calendar year in which the Annual Meeting of stockholders is expected to be held and at which the term of the pertinent director class shall expire.

Class I Directors

C. DAVID KIKUMOTO has served on the Board of Directors since June 2004. Mr. Kikumoto is the co-founder and Chief Executive Officer of Denver Management Advisors and is a nationally recognized healthcare expert. He has an in-depth understanding of the financial dynamics of the healthcare insurance industry and is considered an expert in assisting companies and trust funds in lowering their healthcare costs. Mr. Kikumoto has a total of 26 years of experience in the health and welfare benefits area.

He was the President and Vice Chairman of the Board at Anthem Blue Cross and Blue Shield of Colorado and Nevada, and CEO and Vice Chairman of Rocky Mountain Healthcare, the holding company of Blue Cross and Blue Shield plans in Colorado, New Mexico and Nevada. He led the merger of Blue Cross and Blue Shield to Anthem resulting in the creation of one of the largest private foundations in the State of Colorado. He received his Bachelor of Science degree in accounting from the University of Utah, pursued graduate studies at the University of Utah, graduated from the Executive Development Program at the University of Chicago, and graduated from the National Association of Corporate Directors training. Mr. Kikumoto is also very active in the non-profit sector, serving as a director on the National Board of Volunteers of America, including serving two terms as Board chair. He also serves on the Boy Scouts of America Board of Directors, and served a term as President of the Greater Denver Area Boy Scouts of America. Mr. Kikumoto also serves as a Board Director for Banner Healthcare, a multi-billion dollar hospital system.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  Corgenix (April 2006 — March 2011).

Key Attributes, Experience and Skills:  Mr. Kikumoto brings to the Board, among his other skills and qualifications, significant experience in the healthcare industry, as well as extensive management and operations experience gained while serving in executive positions with Anthem Blue Cross and Blue Shield. Additionally, given Mr. Kikumoto’s prior experience and service on several other private company boards, he is versed on a number of complex issues affecting the healthcare industry.

Honorable JESSICA L. WRIGHT, Major General (Ret.) has served on the Board of Directors since February 2016. General Wright brings a wealth of leadership experience from her distinguished career. She previously served as the Undersecretary of Defense for Personnel and Readiness before retiring in early 2015. As the Undersecretary of Defense, she served as the senior policy advisor to the Secretary of Defense on all matters relating to recruitment, retention, pay and healthcare and benefits for the uniformed members and civilians of the department. In addition, she had supervisory responsibility for 32,000 personnel, the execution of an annual budget of $43.6B, overall responsibility for the world-wide Defense Health Programs which included 54 Hospitals, 350 Clinics, 280 Dental Clinics and TRICARE management and its 9.6 million beneficiaries. During her first year as the Undersecretary of Defense, she implemented the Defense Health Agency and instituted 10 shared services across the Department of Defense medical communities, resulting in significant savings. Prior to serving as Undersecretary of Defense, General Wright was appointed as the Adjutant General by the Governor of Pennsylvania in 2004. She also served as the National Guard Bureau Chair for the Safety (Aviation/Ground) Committee for 54 States, Territories and the District of Columbia. General Wright was the first female Army Aviator in the Army National Guard and the first female Combat Aviation Brigade Commander in the entire Army.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  None.

Key Attributes, Experience and Skills:  Honorable Jessica L. Wright, Major General (Ret.) brings to the Board, among her other skills and qualifications, proven leadership and strategic planning skills, which she gained as a Senior Defense Official and retired Major General. Further, she has a vast understanding of aviation, safety management systems and the complexities associated with government sponsored healthcare programs.

JOSEPH E. WHITTERS has served on the Board of Directors since May 2016. Mr. Whitters is an Executive Partner of Frazier Healthcare Partners, an investment firm. In addition to his oversight of several private companies in Frazier’s portfolio, Mr. Whitters has served on many public company boards, including those of Mentor Corporation, Solexa, Luminent and Omnicell. He currently serves on the boards of InfuSystems and PRGX Global and, from 2014 until October 2015, was a director of Rural Metro Corporation (and Chairman of its Audit Committee) until its acquisition by Envision Healthcare.

Mr. Whitters joined the Board in connection with a Cooperation Agreement executed by the Company and Voce Capital Management LLC, a stockholder of the Company, dated March 22, 2016.

Other Public Company Board Service:  InfuSystems and PRGX.

Recent Past Public Company Board Service:  Omnicell (2013).

Key Attributes, Experience and Skills:  Mr. Whitters brings to the Board, among his other skills and qualifications, extensive operating and financial expertise in the healthcare industry. Further, Mr. Whitters brings corporate governance expertise that he gained during his tenure on several other public company boards.

Class II Directors

AARON D. TODD has served on the Board of Directors since June 2002 and as Chief Executive Officer of the Company since July 2003. He joined the Company as Chief Financial Officer in July 1995 and was appointed Secretary and Treasurer during that same year. Mr. Todd holds a Bachelor of Science degree in Accounting from Brigham Young University.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  None.

Key Attributes, Experience and Skills:  Mr. Todd brings to the Board, among his other skills and qualifications, a vast understanding of financial and accounting matters, as well as significant knowledge and understanding of the Company’s operations and the aviation and healthcare industries generally.

Dr. JOHN J. CONNOLLY has served on the Board of Directors since May 2012. He is the President and CEO of Castle Connolly Medical Ltd., publisher of America’s Top Doctors. Dr. Connolly previously served as President of New York Medical College, the nation’s second largest private medical college, for more than ten years. He is CEO of Castle Connolly Private Health Partners, LLC; Director of Castle Connolly Lifestream MD; Director of Medebound LLC; Director of Dearborn Risk Management; Director of the Northeast Business Group on Health; Director of Baker & Taylor. Dr. Connolly is also a member of the NY Academy of Medicine, the NY Academy of Science and The Presidents Advisory Council of the United Hospital Fund.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  Morton’s Restaurant Group, Inc. (2006 — 2012).

Key Attributes, Experience and Skills:  Dr. Connolly brings to the Board, among his other skills and qualifications, insight into the dynamics of the evolving healthcare industry and financial expertise gained during his work with Castle Connolly Medical Ltd. Dr. Connolly also has extensive corporate governance experience, which he gained during his service on the board of directors of Morton Restaurant Group, Inc.

JEFFREY A. DORSEY has served on the Board since May 2012. He began his career at Portsmouth General Hospital in 1972. Following work as a senior administrator at Virginia Beach General Hospital, Mr. Dorsey joined Hospital Corporation of America (HCA) in 1980 and worked for them as an Administrator in Terre Haute, Indiana, Riyadh, Saudi Arabia, Emporia, Kansas and Denver, Colorado where in 1995 he helped form and served as President and Chief Executive Officer of HealthONE LLC. Mr. Dorsey most recently served as the President and Chief Executive Officer of the HCA Continental Division, including operations in Oklahoma, Kansas, and HCA-HealthONE LLC, the largest healthcare system in the metro-Denver area with 8,500 employees and 3,000-affiliated physicians.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  None.

Key Attributes, Experience and Skills:  Mr. Dorsey brings to the Board, among his other skills and qualifications, a vast understanding of the healthcare industry and insight into the dynamics of the evolving healthcare industry. Further, as a result of Mr. Dorsey’s service in senior management positions at various healthcare systems, he has an understanding of the operations of a healthcare company.

MORAD TAHBAZ has served on the Board of Directors since February 1994. He is a co-founder and General Partner of Americas Partners, an investment firm. Additionally, Mr. Tahbaz is the founder and a partner of M.T. Capital, L.L.C., an investment company for real estate and private equity transactions.

Mr. Tahbaz received his Bachelor’s degree in Philosophy and Fine Arts from Colgate University and attended the Institute for Architecture and Urban Studies in New York City. He holds a Master’s degree in Business Administration from Columbia University Graduate School of Business.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  None.

Key Attributes, Experience and Skills:  Mr. Tahbaz brings to the Board, among his other skills and qualifications, valuable strategic planning and management skills gained as a General Partner of Americas Partners, as well as extensive institutional knowledge of the Company’s business and operations.

Class III Directors

RALPH J. BERNSTEIN has served on the Board of Directors since February 1994. He is the Managing General Partner of Bernstein Capital, LLC, focused on multi-strategy investing with emphasis on building value in public and private companies and real estate. Mr. Bernstein was the Founder and co-Managing Partner of The New York Land Company, Americas Tower Partners and Americas Partners, developing and investing in office and retail properties in New York and London, actively investing in public and private equity and venture capital. He holds a Bachelor of Arts Degree in Economics from the University of California at Davis.

Other Public Company Board Service:  None.

Recent Past Public Company Board Service:  Empire Resorts, Inc. (2004 — 2010).

Key Attributes, Experience and Skills:  Mr. Bernstein brings to the Board, among his other skills and qualifications, valuable strategic planning and management skills gained as a General Partner of Bernstein Capital, LLC. In addition and as a result of Mr. Bernstein’s prior service on the Company’s Board, Mr. Bernstein has a vast amount of institutional knowledge regarding the Company’s operations and business generally.

MARK D. CARLETON has served on the Board of Directors since August 2008 and has been a Senior Vice President at Liberty Media Corporation since December 2003 and Chief Development Officer since December 2015. His primary responsibilities include corporate development and oversight of Liberty’s technology, music, telecom, satellite and sports interests. Prior to joining Liberty Media Corporation, Mark was a partner at KPMG LLP, where he had overall responsibility for the communications sector. Mr. Carleton was also a member of KPMG LLP’s Board of Directors. Mr. Carleton received a Bachelor of Science degree in Accounting from Colorado State University, where he currently is a member of the College of Business Global Leadership Council. He also is a member of the University of Colorado Sports and Entertainment Advisory Council. In addition, Mr. Carleton was the Executive in Residence at the Colorado State University Business School for the 2011-2012 school year. Mr. Carleton also serves on the Board of Directors for Junior Achievement-Rocky Mountain, Inc.

Other Public Company Board Service:  Live Nation Entertainment (January 2010 — present), Barnes & Noble, Inc. (September 2011 — present), Mobile Streams, Inc. (January 2006 — present), and Sirius XM Radio (February 2013 — present).

Recent Past Public Company Board Service:  The DIRECTV Group, Inc. (February 2008 — June 2009), Ticketmaster Entertainment (August 2008 — February 2010), and Ideiasnet (July 2011 — March 2015).

Key Attributes, Experience and Skills:  Mr. Carleton brings to the Board, among his other skills and qualifications, financial and accounting expertise acquired while serving as a partner at KPMG LLP. In addition, Mr. Carleton’s service on other public company boards has provided him with a number of skills including leadership development and succession planning, risk assessment, and governance expertise.

CLAIRE M. GULMI has served on the Board of Directors since March 2015. Ms. Gulmi is a seasoned healthcare executive and has served since 1994 as the Chief Financial Officer of AmSurg Corp., a nationally recognized leader in development, management and operation of outpatient surgery centers. During her tenure with AmSurg Corp. she also served as the Executive Vice President since 2006 and Secretary since 1997.

Prior to her appointment as Executive Vice President with AmSurg Corp., Ms. Gulmi served as a Senior Vice President from 1997 to 2006 and as a Vice President from 1994 through 1997. Ms. Gulmi has a BBA in Accounting and Finance from Belmont University. Ms. Gulmi is the past Board Chair of the YWCA of Nashville, serves on the boards of the Frist Center for the Visual Arts and Nashville Public Radio. Ms. Gulmi has served as Board Chair for the Bethlehem Centers of Nashville and has served on the boards of the Girl Scouts, the American Heart Association and All About Women. Ms. Gulmi has been named by the Nashville Business Journal as one of its Healthcare 100, was one of the 2007 winners of the Nashville Business Journal’s Women of Influence and in 2011 received the Nashville Business Journal’s CFO Lifetime Achievement Award.

Other Public Company Board Service:  AmSurg Corp. (May 2015 — present).

Recent Past Public Company Board Service:  None.

Key Attributes, Experience and Skills:  Ms. Gulmi brings to the Board, among her other skills and qualifications, extensive experience in finance and accounting and the healthcare industry. In addition, her service on the AmSurg Corp. board of directors has provided her with insight into various issues addressed by public company boards, including issues specific to public company healthcare companies.

Executive Officers*

MICHAEL D. ALLEN was named President, Domestic Air Medical Services in August 2012. Mr. Allen has been with Air Methods since 1992 and served in several positions including line pilot, safety representative, aviation site manager, training captain/check airman, operations manager and Senior Vice President. As the President, Domestic Air Medical Services Mr. Allen has responsibility and oversight of all business, aviation, maintenance, clinical and dispatch operations supporting 320 air medical base sites with over 3,350 employees and more than 400 aircraft. Prior to joining the Company, Mr. Allen worked for Petroleum Helicopters, Inc. and served in the US Army. During his more than five years of service in the US Army, Mr. Allen served in Germany as an aero scout pilot and as a maintenance test pilot. Mr. Allen graduated from Portland State University with a Bachelor of Science in Mathematics.

PETER P. CSAPO joined the Company in June 2016 and is the Chief Financial Officer and Treasurer. Prior to his appointment, Mr. Csapo served as the Chief Financial Officer of Accretive Health, Inc., a service provider to healthcare providers, from August 2014 until May 2016.  From August 2011 through September 2013, Mr. Csapo served as the Chief Financial Officer and Area Senior Vice President of VHA Inc., a national network of not-for-profit healthcare organizations that work together to improve performance and efficiency in clinical, financial and operational management. Prior to his employment at VHA Inc., Mr. Csapo held various operating roles at McKesson Health Solutions, a division of McKesson Corporation, a healthcare services company, and was most recently its Chief Financial Officer. From October 2013 through July 2014, Mr. Csapo focused on personal investments and various community activities.

DAVID M. DOERR joined the Company as Executive Vice President, Business Development in October 2013. Prior to joining the Company, Mr. Doerr had obtained more than 20 years of experience including over 17 years in the healthcare industry in financial, operational and general management positions, including, most recently as Vice President of Global Business Development for Gambro AB, a Swedish healthcare company where he also served in various senior management roles in finance, operations and business development. Prior to Gambro, Mr. Doerr worked for PricewaterhouseCoopers within its audit and assurance practice. David received his Bachelor of Science, Accounting, with distinction, from Indiana University School of Business in May 1992 and his CPA in 1993.

CRYSTAL L. GORDON was appointed as General Counsel, Compliance Officer, Corporate Secretary and Senior Vice President of the Company in 2012. Prior to her appointment, Ms. Gordon was the Vice President and Associate General Counsel of the Company. Before joining the Company in April 2011, Ms. Gordon was with Davis Graham & Stubbs LLP in Denver, Colorado focusing on mergers and acquisitions, securities offerings, SEC compliance matters, and corporate governance. Ms. Gordon received her law degree from the University of Denver, and received her Bachelor of Science degree in Biology from Santa Clara University. Prior to attending law school, Ms. Gordon worked as a compliance associate with a boutique investment advisory firm in Northern California.

SHARON J. KECK was appointed as Chief Accounting Officer of the Company in 2002. Prior to her appointment, Ms. Keck joined the Company as Accounting Manager in 1993 and was named the Company’s Controller in 1995.   Ms. Keck holds a Bachelor of Science degree in Accounting from Bob Jones University.

* Biographical information for Mr. Aaron D. Todd, the Company’s Chief Executive Officer, is set forth above under Class II Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of the copies of reports and amendments filed and upon written representations furnished to us, the Company believes that during 2016, named executive officers, directors and ten percent stockholders of the Company were in compliance with their filing requirements under Section 16(a) of the Exchange Act of 1934, as amended, except for the following late filings: a Form 4 filed for Ms. Gordon that failed to disclose on a timely basis four instances of the withholding of the Company’s common stock in order to satisfy tax withholding obligations, a Form 4 filed for Mr. Todd that failed to disclose on a timely basis two gifts of the Company’s common stock, a Form 4 filed for Mr. Allen that failed to disclose on a timely basis two gifts of the Company’s common stock, and a Form 4 filed for Mr. Kikumoto that failed to disclose on a timely basis one gift of the Company’s common stock.

Code of Ethics

The Company has adopted a Code of Ethics for its officers and employees, as well as the Director Code of Conduct for its non-employee directors (together, the “Codes”). The Codes are intended to promote honest and ethical conduct, compliance with applicable laws, full and accurate reporting, and prompt internal reporting of violations of the code, as well as other matters.  Each year, the Company’s employees and its non-employee directors confirm that they have read the applicable Code and will comply with its standards.  Both Codes are available on the Company’s website www.airmethods.com under the “Investor” tab.  The contents of the Company’s website are not incorporated by reference into this Annual Report on Form 10-K for any purpose.

Nominations for Directors From Stockholders

No material changes have been adopted by the Company to the procedures by which stockholders may recommend nominees to the Company’s board of directors since the description of those procedures contained in the proxy statement for the Company’s annual stockholders’ meeting held on May 18, 2016, which proxy statement was field with the Securities Exchange Commission on April 29, 2016.

Audit Committee

The Board has established an audit committee.  The committee currently consists of Ms. Gulmi (Chair), Messrs. Carleton and Whitters, and Dr. Connolly.  In addition, the Board determined that each member of the committee meets the criteria of an “audit committee financial expert” as defined under the applicable SEC rules.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the philosophy and the material elements of the Company’s compensation program for fiscal year 2016 for its named executive officers, including its chief executive officer, each person that served as chief financial officer during the year, and the Company’s three other most highly compensated executive officers (collectively, the “named executive officers”).

The Company’s named executive officers for 2016 were:

Name	Title
Aaron D. Todd	Chief Executive Officer and Director
Michael D. Allen	President, Domestic Air Medical Services
Peter Csapo	Chief Financial Officer & Treasurer
David M. Doerr	EVP, Business Development
Crystal L. Gordon	General Counsel, Compliance Officer, Secretary, and Senior Vice President
Trent M. Carman	Former Chief Financial Officer and Treasurer

Overview of the Company’s Compensation Programs

Compensation Philosophy

The Company’s compensation programs are intended to link increasing the long-term value of stockholder investment in the Company and the compensation earned by the named executive officers.  The Company strives to reward sustained financial and operating performance and leadership excellence, as well as align the executives’ long-term interests with those of its stockholders.

The Company believes that payment of the variable compensation components of the Company’s executive compensation program should coincide with increased value for its stockholders.  For example, under the Company’s annual cash incentive program a minimum level of corporate performance must be achieved before any bonus is payable.  Even if the minimum level is achieved, the Company’s compensation committee reserves the sole discretion to exercise negative discretion to the extent it deems reasonable and prudent under the circumstances.

The compensation committee regularly reviews the Company’s compensation programs to ensure that such programs adequately reflect the compensation committee’s compensation philosophy and are achieving the desired results.  In an effort to continue improving the Company’s compensation programs, in 2014 the compensation committee undertook a comprehensive review and analysis of the Company’s compensation programs, and in connection with that review, implemented a new long term incentive compensation program in substitution for the Economic Value Added Plans previously utilized by the Company.  A key component of the new long term incentive compensation program is the addition of performance share units based upon the Company’s total shareholder return over a three-year period.

Compensation Principles

The foregoing compensation philosophy is implemented through the following guiding principles:

•                  Attract, motivate and retain executive officers capable of leading the Company to meet its business objectives;

•                  Encourage prudent risk taking by the named executive officers;

•                  Establish target compensation levels that are competitive with those of other companies with whom the Company competes for executive talent;

•                  Adequately compensate the named executive officers for achieving important short-term objectives;

•                  Align the interests of named executive officers and stockholders through the use of equity and other long-term incentives; and

•                  Reward sustained Company performance and individual achievements by aligning a significant portion of total compensation to the Company’s financial results and strategic objectives.

How the Company Makes Compensation Decisions

Role of the Compensation Committee and Management

The compensation committee oversees the design and administration of the Company’s compensation program and evaluates the program against competitive practices, legal and regulatory developments and general corporate governance trends.  In the first quarter of each year, the compensation committee reviews the performance and total compensation of the named executive officers.  In addition, the compensation committee reviews and establishes each named executive officer’s total compensation target, which includes base salary, annual bonus opportunities and long-term incentive awards for the current year.

The following summarizes the roles of each of the key participants in the executive compensation decision-making process:

Compensation Committee

•                  Acts on behalf of the Board by setting the principles that guide the design of the Company’s compensation and benefit programs

•                  Sets the executive compensation philosophy and composition of the peer group

•                  Approves the setting of competitive compensation target levels

•                  Sets compensation programs and principles that are designed to link executive pay with performance of the Company and the individual

Pursuant to its charter, the compensation committee is authorized to delegate any of its responsibilities to one or more subcommittees to the extent permitted by applicable law and the Company’s Certificate of Incorporation and Bylaws. The compensation committee did not delegate any of its responsibilities in 2016.

Independent Members of the Board of Directors

•                  Participate in the performance assessment process for the CEO

•                  Approves the CEO’s compensation

Chief Executive Officer

•                  Reviews and presents to the compensation committee the performance assessments and compensation recommendations for each of the other named executive officers

As noted above, the compensation committee makes all base, bonus and equity compensation decisions regarding named executive officers. In making such determinations, the compensation committee relies on the recommendations provided by Mr. Todd with respect to all of the other named executive officers, as well as information provided by management with respect to financial projections for the Company and divisional performance goals.

Management does interact with the compensation committee’s independent compensation consultant as necessary and prepares materials for each committee meeting to assist the committee in its consideration of executive compensation programs and policies and its administration of the compensation program.

Role of Independent Compensation Consultant

The compensation committee charter authorizes the committee to engage independent legal and other advisors and consultants as it deems necessary or appropriate to carry out its responsibilities. In 2016, the compensation committee engaged Pay Governance LLC (“Pay Governance”) as its independent compensation consultant. The compensation committee considers analysis and advice from Pay Governance when making compensation decisions and when making decisions on plan design. Specifically, the compensation committee relies on Pay Governance for, among other things:

•                  Reviewing total compensation strategy and pay levels for executives;

•                  Performing competitive analyses of non-employee director compensation; and

•                  Examining the executive compensation programs to ensure they support the business strategy.

The compensation committee may request information or advice directly from the Company’s compensation consultant and may direct the Company to provide or solicit information from the Company’s compensation consultant. Representatives of the Company’s compensation consultant regularly interact with representatives of the Company.

Comparative Compensation Data

The compensation committee utilizes the Compensation Peer Group to help set executive compensation based upon compensation levels for similarly situated executives within the Compensation Peer Group. To conduct these comparisons, Pay Governance at least annually provides a compensation comparison based on information that is derived from comparable businesses (based primarily on revenue and market capitalization). This data is used as a frame of reference for establishing compensation targets for base salary, annual bonus and long-term incentives for executive officers.

The Compensation Peer Group consists of healthcare, aviation, transportation, and logistics companies. The compensation committee, upon the recommendation of Pay Governance, chose this group because the companies reflect the market in which the Company operates for executive talent and because of each company’s relative leadership position in its sector, relative size as measured by revenues, market valuation and performance. The compensation committee periodically reviews the Compensation Peer Group, based on the Company’s size, financial results, as well as other pertinent attributes, and updates the Compensation Peer Group as appropriate in order to accurately reflect the Company’s position within the market.

The Compensation Peer Group was comprised of the following companies for 2016:

Ticker	Company Name	Ticker	Company Name
ATSG	Air Transport Services Group Inc.	KNX	Knight Transportation
AMSG	AmSurg Corp	LHCG	LHC Group, Inc.
AAWW	Atlas Air Worldwide Holdings, Inc.	LPNT	LifePoint Hospitals, Inc.
BRLI	Bio-Reference Laboratories	MD	Mednax Inc.
BRS	Bristow Group Inc.	PHII	Phi, Inc.
GMT	GATX Corp.	RRTS	Roadrunner Transportation Systems
HGR	Hanger, Inc.	SEM	Select Medical Holdings Corporation
HLS	HealthSouth Corp.	TMH	Team Health Holdings LLC
HWAY	Healthways	UTIW	Uti Worldwide Inc.
HEI	HEICO Corporation	VVI	Viad Corp
HUBG	Hub Group, Inc.

Specific Forms of Compensation and the Role of Discretion

In the past, the compensation committee has retained the authority to review named executive officer base compensation and to make increases in base compensation based on executive officer performance and responsibilities and competitive compensation levels. Also, the compensation committee has the authority to recommend equity grants, which may be based on executive performance and market norms. The compensation committee retains the discretion to make compensation decisions about named executive officer base compensation, levels of stock option grants, and levels of restricted stock/restricted stock unit grants, including the use of predetermined performance goals.

In addition, the compensation committee sets the performance targets and bonus potential in adopting annual bonus programs and long-term cash incentive programs. Once performance periods are complete, generally the plans pursuant to which such long-term cash incentives are awarded provide the compensation committee with the ability to apply negative discretion in making the final awards. In addition, the adoption of the umbrella plan in connection with the STIP provides the compensation committee additional discretion in making final awards once certain threshold performance is achieved, up to the maximums set forth in the applicable STIP.

The compensation committee may make future grants of options, restricted stock/restricted stock units, or other equity compensation, subject to objective performance goals. At this time, it has not determined whether it will exercise discretion to reduce the size of an award or payout even if performance goals are met. However, the compensation committee has no current intention to increase the size of any objectively determined equity compensation award, especially if performance goals are not met.

Stockholder Feedback and Say-on-Pay Results

Each year, the compensation committee considers the outcome of stockholder advisory votes on executive compensation when making future decisions relating to the compensation of the named executive officers and the Company’s executive compensation program and policies.

Stockholders continued their strong support of the Company’s executive compensation programs with 98% of the votes cast for approval of the “say on pay” proposal at the 2016 Annual Meeting of Shareholders. The compensation committee believes that the voting results conveyed the Company’s stockholders’ strong support of the philosophy, strategy and objectives of the Company’s executive compensation programs.

Components of Executive Compensation

The compensation committee has a practice of annually reviewing the compensation program components, targets and payouts on an annual basis to ensure the Company’s pay-for-performance alignment. The compensation program is designed to incentivize responsible achievement of operating goals over one and three-year periods, with targets and metrics selected because they are directly linked to the Company’s strategic goals. Additionally, the Company’s long-term incentives measure the creation of stockholder value through increases in stock price.

The Company’s executive compensation program has three primary elements, as shown in the following chart and described further below:

Pay Element	Description and Purpose	Link to Business and Talent Strategies
Base Salary	• Fixed cash compensation; reviewed annually and adjusted when appropriate. • Commensurate with each named executive officer’s responsibilities, experience and past performance.	• To promote a performance culture, increases are not automatic or guaranteed. • Competitive base salaries help attract and retain executive talent.
Annual Incentives (STIP)

•      Cash payments under the Executive Short Term Incentive Program, established under the Performance Pay Plan.

•      The annual incentive rewards the achievement of short-term objectives which should translate into value for the stockholders.

•      Metrics and targets align with business strategy and include financial targets (EPS, EBITDA and ROC) and other non-financial objectives.

•      A portion of the award can be based on individual accomplishments and non-financial achievements.

Long-Term Incentives (LTI)	• Variable compensation payable in the form of equity awards (stock options, restricted stock units and performance	• Multi-year vesting of awards assists in motivation and retention of key talent. • Stock Options and Restricted Stock Units

Pay Element	Description and Purpose	Link to Business and Talent Strategies

share units) for named executive officers.

•        Designed to drive sustainable performance that delivers long-term value to stockholders and directly ties the interests of named executive officers to those of stockholders.

•        In 2016, the long-term incentive compensation currently consists of stock options to purchase the Company’s common stock (“stock options”) under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”), performance share units awarded under the 2015 Plan, and restricted stock units awarded under the 2015 Plan.

•        Stock options and RSUs generally vest ratably over three years; PSUs generally vest 100% after a 2-3 year performance period.

provide direct alignment to, and focus on, stock price appreciation.

•        Performance Share Units are directly tied to the long-term interests of stockholders through relative total stockholder return (TSR).

Base Salary

The annual base salary component of each named executive officer’s compensation provides each individual with a fixed level of annual cash compensation.  Base pay is set by the compensation committee in an amount which is adequate to attract, motivate and retain the best talent for the Company’s needs.  The amount of base salary payable to each named executive officer is commensurate with each executive’s responsibilities, experience and past performance, and also takes into consideration peer and competitive data.  Base pay is not utilized by the Company to reward outstanding individual and/or corporate performance, which is instead tied to the short-term and long-term incentive plans.  There are three situations that may warrant an adjustment to base salary: (i) annual merit increases; (ii) promotions or changes in role; or (iii) market adjustments.  No increase in base salary is automatic or guaranteed.

Annual Incentive — Executive Short Term Incentive Plan

The Executive Short Term Incentive Plan (the “STIP”) is an annual incentive program which is adopted pursuant to the Company’s Performance Pay Plan, a stockholder-approved incentive plan.  This is the Company’s primary vehicle for regularly recognizing Company and individual performance.  The Company believes that measuring and rewarding performance on an annual basis in a compensation program is appropriate because, like the Company’s primary peers and other public companies, the Company measures and reports its business accomplishments annually.  Further, the STIP drives achievement of key business results on an annual basis.  Payments under the STIP are performance-based and not guaranteed, as further discussed below.

The 2016 STIP included a threshold performance target based on a minimum fully-diluted earnings per share metric (the “EPS Threshold Metric”).  All amounts payable under the STIP are subject to satisfaction of the EPS Threshold Metric being satisfied.  Assuming satisfaction of this threshold target, then specific payments under the STIP are calculated using the following formula for all named executive officers, subject to compensation committee approval and discretion to set the award:

The 2016 STIP included an EPS Threshold Metric of $1.91. All amounts payable under the STIP were subject to satisfaction of the EPS Threshold Metric. The Company achieved fully-diluted earnings per share of $2.57 in 2016, satisfying the EPS Threshold Metric.

Under the 2016 STIP, 70% of the annual incentive was tied to achievement of Company specific financial performance metrics while the remaining 30% was tied to achievement of key individual performance objectives. The performance goals set forth in the 2016 STIP included specific annual corporate financial objectives consistent with the Company’s annual operating plan, as well as achievement of Company strategic and operational objectives.

Target bonus opportunities under the 2016 STIP were equal to a pre-established percentage of the executive’s base salary. For each financial metric, the compensation committee sets a threshold, target and maximum level of performance. No bonus was payable below the threshold level of performance, and performance at or above the maximum level equated to a maximum payout for that particular financial metric. For 2016, threshold performance resulted in a payout equal to 50% of the executive’s base salary, target performance resulted in a payout equal to 100% of the executive’s base salary, and maximum performance resulted in a payout equal to 200% of the executive’s base salary.

Financial Measurements of the 2016 STIP

For 2016, 35% of the annual incentive was contingent upon achievement of an annual Company EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) target, 17.5% on an annual Company earnings per share (“EPS”) target and 17.5% on an annual return on capital (“ROC”) target, all designed to focus management’s efforts on continuing to improve performance and maximizing stockholder returns.

Bonuses are determined by comparing the Company’s fiscal year EBITDA, EPS and ROC to a target level of EBITDA, EPS and ROC for the year established by the compensation committee.  The table set forth below describes the respective weight of each 2016 financial metric, as well as the threshold, target and maximum for each such metric.   The Company did not achieve the “threshold” for any of the financial objectives.

Objective	Threshold	Target	Maximum
EPS Objective (weighted 17.5%)	$2.73	$3.28	$3.60
EBITDA Objective (weighted 35%)	$312,489,313	$354,472,780	$389,920,058
ROC Objective (weighted 17.5%)	9.2%	9.6%	10.5%

Strategic and Operational Goals of the 2016 STIP

The Chief Executive Officer recommended, and the compensation committee, together with the full Board of Directors, approved the specific operational and strategic goals to be accomplished in 2016 (30% weight) for each named executive officer. In 2016, the operational and strategic goals were focused on, among other things, cost reductions, days’ sales outstanding, maintenance, outsourcing initiatives, various operational metrics, successful outcomes on key litigation matters, target acquisitions and efficiencies in certain company-wide training programs.

For 2016, each named executive officer satisfied 100% of his or her individual operational and strategic goals, except for Mr. Todd who satisfied 80% of his individual operational and strategic goals and Mr. Allen who satisfied 85% of his individual operational and strategic goals. Mr. Carman separated from the Company prior to the determination of his performance.

2016 STIP Awards

The amounts awarded under the 2016 STIP to the named executive officers were as follows:

Name	Amount Earned (Financial Metrics)	Amount Earned (Individual Goals)	Total Amount Earned	Percent of “Target” Award
Aaron D. Todd, Chief Executive Officer	$0	$187,272	$187,272	24%
Michael D. Allen, President, Domestic Air Medical Services	$0	$119,386	$119,386	35%
Peter Csapo, Chief Financial Officer & Treasurer	$0	$81,375	$81,375	40%
David M. Doerr, EVP, Business Development	$0	$124,848	$124,848	41%
Crystal L. Gordon, General Counsel, Compliance Officer, Secretary, and Senior Vice President	$0	$101,439	$101,439	41%
Trent M. Carman, Former Chief Financial Officer & Treasurer(1)	—	—	—	—

(1) Mr. Carman separated from the Company prior to the Company determining his performance of his individual operational and strategic goals.

Long-Term Incentive Compensation

Long-term incentive compensation awards are designed to align the interests of the Company’s named executive officers with those of its stockholders. This portion of compensation consists of performance-based awards that provide incentives for achieving results consistent with the goal of sustained growth in stockholder value. The compensation committee believes that long-term compensation should represent the largest portion of an executive’s total compensation package and that the levels of payouts should reflect the Company’s performance levels. In 2016, long-term incentive compensation awards represented the largest portion of each named executive officer’s compensation.

In establishing the target value of long-term incentive awards for each named executive officer, the compensation committee relies on compensation data provided by its independent compensation consultant, Pay Governance. The compensation committee also considers the named executive officer’s prior year individual and team performance, as well as the expected contribution in future years.

The Company’s long term incentive program is comprised solely of equity awards to be granted on an annual basis. They are designed to focus management on the Company’s strategy of driving consistent, sustainable achievement of long-term goals, both incrementally and over long performance periods. The annual granting of multi-year performance compensation (including three-year performance targets) is designed to ensure that the execution of the Company’s strategic plan considers appropriate risks and returns and allows for initiatives that span several fiscal years.

In 2016, each of the Company’s named executive officers received 25% of his or her long-term incentive award in the form of options, 25% of his or her long-term incentive awards in the form of restricted stock units, and 50% of his or her long-term incentive award in the form of performance share units. The amount and type of equity granted to the Company’s named executive officers in 2016 was as follows:

Name	Targeted Long-Term Equity Grant Value (150% of Base Salary for CEO and 125% for Other NEOs) ($)	Stock Options (#)	Restricted Stock Units (#)	Performance Share Units(1) (#)
Aaron D. Todd, Chief Executive Officer	$1,147,500	27,691	7,931	15,863
Michael D. Allen, President, Domestic Air Medical Services	$573,750	13,845	3,966	7,931
Peter Csapo, Chief Financial Officer & Treasurer	$581,250	13,892	4,001	8,002
David M. Doerr, EVP, Business Development	$510,000	12,307	3,525	7,050
Crystal L. Gordon, General Counsel, Compliance Officer, Secretary, and Senior Vice President	$414,375	9,999	2,864	5,728
Trent M. Carman, Former Chief Financial Officer & Treasurer	$510,000	12,307	3,525	7,050

(1)                                 The performance share units granted in 2016 are subject to a designated three-year performance period from January 1, 2016 through and including December 31, 2018.  This amount reflects the threshold number of performance share units, assuming satisfaction of a TSR Percentile of 25%.

Stock Options

The 2016 options for each named executive officer, other than Mr. Csapo, vest one-third on March 30, 2017, one-third on March 30, 2018 and one-third on March 30, 2019, provided the award recipient remains continuously employed through the applicable vesting date.  The exercise price for the options is equal to $36.17, which was the closing stock price of the Company’s common stock on the date of the grant. Each of the options expires five years after the date of its grant.

The 2016 options for Mr. Csapo vest one-third on June 6, 2017, one-third on June 6, 2018 and one-third on June 6, 2019, provided Mr. Csapo remains continuously employed through the applicable vesting date.  The exercise price for the options is equal to $36.32, which was the closing stock price of the Company’s common stock on the date of the grant.  Each of the options expires five years after the date of its grant.

Restricted Stock Units

Subject to the achievement of the EPS Threshold Metric, the 2016 restricted stock units for each named executive officer, other than Mr. Csapo, vest one-third on March 30, 2017, one-third on March 30, 2018 and one-third on March 30, 2019, provided the award recipient remains continuously employed through the applicable vesting date.

Subject to the achievement of the EPS Threshold Metric, the 2016 restricted stock units for Mr. Csapo vest one-third on June 6, 2017, one-third on June 6, 2018 and one-third on June 6, 2019, provided Mr. Csapo remains continuously employed through the applicable vesting date.

Performance Share Units

The 2016 performance share units are subject to a designated three-year performance period beginning on January 1, 2016 through and including December 31, 2018.  Satisfaction of the performance conditions for the performance share units granted during 2016 is determined at the end of the three-year measurement period.  Any performance share units that have not vested at the end of the measurement period are forfeited. The performance criterion for the performance share units are based on a comparison of the Company’s TSR for the three-year measurement period with the TSRs of the companies in the Russell 2000 Index for the same three-year measurement period; provided that for purposes of measuring the TSR Percentile, the beginning and ending TSR values are calculated based on the average of the closing prices of the applicable company’s stock for the 20 trading days prior to and including the beginning or ending date, as applicable, of the performance period.

The number of earned shares of the Company’s common stock will be calculated based on which quartile its TSR Percentile ranks as of the end of the annual measuring period relative to the other companies in the Russell 2000 Index as follows:

TSR Percentile	CEO	Other NEOs
75% percentile or above	100%	100%
25th percentile	50%	50%
Less than 25% percentile	0%	0%

If the Company is ranked between the 25th and 75th percentiles, the percentage multiple will be interpolated on a linear basis based on the actual percentile ranking of the Company. All 2016 performance share units earned after the measurement period will be settled in shares of the Company’s common stock following the end of the three-year performance cycle.

Economic Value Added Plan

Prior to 2014, a key component of the Company’s long-term incentive compensation included cash bonuses potentially payable under  the 2011-2014 Bonus Plan (the “2011 EVA Plan”) and the 2012-2014 Bonus Plan (the “2012 EVA Plan” and together with the “2011 EVA Plan,” the “EVA Plans”), each established under the Performance Pay Plan. Under the EVA Plans, certain members of senior management were eligible to receive cash compensation based upon the financial performance of the Company (measured in terms of “economic value added”) during the period commencing July 1, 2011 and ending June 30, 2014 and the period commencing July 1, 2012 and ended June 30, 2014 for the 2011 EVA Plan and the 2012 EVA Plan, respectively.

The named executive officers participating in the EVA Plans were Aaron Todd, Michael Allen, Trent Carman, and Crystal Gordon. Amounts payable under the EVA Plans were paid in three equal annual installments on September 15, 2014, January 1, 2015 and January 1, 2016.

Governance Features of the Executive Compensation Program

The following summarizes certain executive compensation practices, both the practices the Company has implemented to drive performance and the practices it has not implemented because it does not believe they would serve the Company’s stockholders’ long-term interests.

Stock Ownership Guidelines

The Company has implemented stock ownership guidelines for its directors and named executive officers. The ownership requirement for the Company’s non-employee directors is three (3) times the annual retainer amount as of February 4, 2015. Named executive officers must own a number of Qualifying Shares equal to a multiple of their base salary, ranging from 5 (CEO) to 1 (Regional Vice Presidents). “Qualifying Shares” includes the Company’s common stock (including vested and unvested restricted common stock).

Each named executive officer is required to achieve the target stock ownership within three (3) years after being designated as a Section 16 Officer, or in the case of a named executive officer designated as a Section 16 Officer at the time the Original Guidelines were adopted, by December 31, 2015, which is five (5) years from the date of adoption of such guidelines.  Non-employee directors are required to achieve the target stock ownership within three (3) years of joining the Board, or in the case of non-employee directors serving at the time the guidelines were adopted, by December 31, 2013, which was three (3) years from the date of adoption of the Original Ownership Guidelines.

Prohibition on Derivative Transactions

The Company’s Insider Trading Policy prohibits, among many other actions, its named executive officers and directors from entering into derivative transactions such as puts, calls or hedges with the Company’s common stock.  Directors and officers are also encouraged to exercise caution in pledging the Company’s securities or using the Company’s securities to support margin debt.  In an effort to discourage pledging of the Company’s stock, the compensation committee does not permit employees and non-employee directors subject to the stock ownership guidelines to count such pledged shares towards meeting the ownership requirements set forth in the stock ownership guidelines.

Responsible Equity Grant Practices

The Company’s equity grant practices ensure all grants are made on fixed grant dates and at exercise prices or grant prices equal to the “Fair Market Value” of the Company’s common stock on such dates.  In addition, all equity grants are awarded independent of the timing of the Company’s release of material, non-public information.

Clawback Policy

The compensation committee has not adopted a clawback policy for the executive management team.  While in full support of such a policy, the compensation committee is waiting for the adoption of final rules by the Securities and Exchange Commission before adoption and implementation of a specific policy.  The employment agreements entered into between the Company and each of the named executive officers, however, do contain a provision that makes each named executive officer’s compensation subject to any clawback or recoupment policies of the Company that are generally applicable to the Company’s senior management, as may be in effect from time to time, or as required by applicable law.

In addition, as required under Section 304 of the Sarbanes-Oxley Act of 2002, the annual bonus and other incentive compensation must be forfeited by the Company’s chief executive officer and the chief financial officer if, during the 12-month period following the issuance of financial statements, those financial statements must be restated due to material noncompliance as a result of misconduct in the preparation of those financial statements.

Risk Mitigation

The Company believes its compensation programs are discretionary, balanced and focused on the long term.  Under this structure, the highest amount of compensation that can be achieved is through consistent superior performance over sustained periods of time.  This provides strong incentives to manage the Company for the long term, while avoiding excessive risk-taking in the short term.  Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure.  Likewise, the elements of compensation are balanced among current cash payments, deferred cash and equity awards.  In addition, a significant percentage of the Company’s management’s incentive compensation is based on the total performance of the Company.  This is designed to mitigate any incentive to pursue strategies that might maximize the performance of a single operating division or financial metric to the detriment of the Company as a whole.  Finally, with limited exceptions, the compensation committee retains a large amount of discretion to adjust compensation downward for quality of performance and adherence to Company values.

Previously Earned Compensation

The Company maintains no supplemental pension plans or other programs in which gains from prior compensation could influence amounts earned currently.  The compensation committee may consider gains from prior awards when determining the appropriate size of long-term incentive grants.

Compensation Mix

To determine the appropriate level and mix of incentive compensation, the compensation committee considers a number of factors, including the information provided by the compensation committee’s independent compensation consultant.

There is not a pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.  The Company’s philosophy is to place the executive team in the shoes of the stockholders to the greatest extent possible.

Therefore, a significant portion of potential compensation comes from payments and awards under the 2015 Plan.  The compensation committee believes that executives should have the greatest opportunity for gain when the value of stockholders’ investment is increased.  The compensation committee intends that the named executive officers compensation be tied together with Company and individual performance through various forms of incentive compensation, rather than be built into base pay.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits the deductibility for tax purposes of compensation over $1 million in any taxable year paid by a company to certain named executive officers. The policy of the compensation committee is to establish and maintain a compensation program that maximizes the creation of long-term stockholder value. The compensation committee attempts to generally structure most compensation approaches to preserve deductibility.  The compensation committee, however, reserves the right to adopt programs giving consideration to factors other than deductibility where the compensation committee believes stockholder interests are best served by retaining flexibility.  In such cases, the compensation committee may consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its compensation objectives.

As discussed above, performance bonuses are generally paid under the Performance Pay Plan and thus are intended to qualify as “performance-based compensation” under Section 162(m) of the Code.  Accordingly, such amounts are intended to be deductible by the Company even if they are in excess of the $1 million statutory limit.  Certain of the Company’s annual equity awards to its executives are not performance-based.  Consequently, a portion of that compensation may not be deductible in future years if such executive’s aggregate compensation is in excess of statutory limits.

Section 409A of the Code provides that all amounts deferred under a nonqualified deferred compensation plan are currently included in gross income and are subject to an additional 20% income tax, to the extent not subject to a substantial risk of forfeiture and not previously included in gross income, unless certain requirements are met.  The Company has designed or amended its plans and programs with the intent that they either be exempt from or comply with Code Section 409A.

In addition to the foregoing, the Company monitors the treatment of options under FASB ASC Topic 718 in determining the form and size of option grants.

COMPENSATION COMMITTEE REPORT

The compensation committee of the Board (the “Committee”) has reviewed and discussed the section of this the Annual Report on Form 10-K entitled “Compensation Discussion and Analysis” with management.  Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

By the Compensation Committee

Mark D. Carleton, Chairman
Ralph J. Bernstein
Jeffrey A. Dorsey
Jessica L. Wright

Equity Compensation Tables

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation earned by the named executive officers for the fiscal years ended December 31, 2016, 2015, and 2014:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
Aaron D. Todd, Chief Executive Officer	2016 2015 2014	780,000 765,000 765,000	0 0 0	1,929,405 813,032 1,720,962	286,879 573,746 765,012	1,064,613 898,107 1,455,436	47,941 53,744 51,984	4,108,838 3,503,629 4,758,394
Michael D. Allen, President, Domestic Air Services	2016 2015 2014	465,000 459,000 459,000	0 0 0	964,699 325,213 645,410	143,434 229,501 286,887	592,405 718,584 819,867	24,339 36,697 35,410	2,189,877 1,768,995 2,246,574
Peter Csapo, Chief Financial Officer and Treasurer(1)	2016 2015 2014	259,439 — —	0 — —	972,639 — —	145,310 — —	81,375 — —	0 — —	1,458,763 — —
David M. Doerr, EVP, Business Development	2016 2015 2014	416,160 408,000 408,000	0 0 0	857,509 289,078 573,698	127,501 203,995 255,014	124,848 228,080 308,317	20,512 35,112 32,762	1,546,530 1,164,265 1,577,791
Crystal L. Gordon, General Counsel, Compliance Officer, Secretary, and SVP	2016 2015 2014	338,130 331,500 331,500	0 0 0	696,703 234,876 466,097	103,590 165,755 207,189	234,984 315,777 384,053	14,917 13,409 18,989	1,388,324 1,061,317 1,407,828
Trent J. Carman Former Chief Financial Officer and Treasurer(2)	2016 2015 2014	248,095 408,000 408,000	0 0 0	857,509 289,078 573,698	127,501 203,995 255,014	439,624 651,792 728,372	421,711 43,788 42,366	2,130,440 1,587,931 2,007,450

(1) Mr. Csapo joined the Company as Chief Financial Officer and Treasurer effective as of June 6, 2016.

(2) Mr. Carman separated from the Company effective as of June 6, 2016.

Salary (Column (c))

The amount in the Salary column represents the base salary earned by each named executive officer in the applicable year.

Stock Awards (Column (e))

This column shows (i) the aggregate grant date fair value of PSUs granted in 2016, 2015, and 2014 to the named executive officers, and (ii) the value of the restricted stock units granted in 2016, which is valued at the closing price of the common stock on the date of grant. Generally, the aggregate grant date fair value for the PSUs is the amount the Company expects to expense for accounting purposes over the award’s vesting schedule and does not correspond to the actual value that the named executive officers will realize from the award. The cost the Company records for PSUs granted in 2016, 2015, and 2014 is determined using a Monte Carlo simulation model.

The number of PSUs that will vest depends on the level of achievement of a market performance condition, over a three-year period based on the TSR of the Company relative to the TSR of a pre-defined competitor group. If a PSU’s minimum performance measure is not met, no award is earned and the Company will not adjust the amounts related to the PSUs that are reported as compensation in 2016, 2015, or 2014, as applicable.

Option Awards (Column (f))

This column shows the aggregate grant date fair value of stock options granted in the years shown. These amounts reflect the Company’s accounting expense (calculated in accordance with FASB ASC Topic 718) and do not correspond to the actual value that that named executives will realize. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatility of the Company’s stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Assumptions used in the calculation of expense for the option awards for the named executive officers in 2016, 2015, and 2014 are included in Note 9 to the consolidated financial statement in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017, Note 10 to the consolidated financial statements in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015 and Note 10 to the consolidated financial statements in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016, as applicable. See the 2016 Grants of Plan-Based Awards Table for additional information on stock options granted in 2016.

Non-Equity Incentive Plan Compensation (Column (g))

This column reflects the amount paid to each named executive officer under (i) the EVA Plans in 2016, 2015 and 2014 and (ii) the STIP in 2016, 2015 and 2014.

Amounts earned under the EVA Plans were paid in three equal installments on September 15, 2014, January 1, 2015, and January 1, 2016. Mr. Doerr and Mr. Csapo did not participate in any of the EVA Plans and Ms. Gordon did not participate in the 2011 EVA Plan.

Amounts earned under the STIP (i) in 2014 and paid in 2015 are included in 2014 compensation above, (ii) in 2015 and paid in 2016 are included in 2015 compensation above, and (iii) in 2016 and paid in 2017 are included in 2016 compensation above.

All Other Compensation (Column (h))

This column reflects for each named executive officer, the sum of (i) the amounts contributed by the Company to the applicable Company 401(k) and savings plan; and (ii) the dollar value of life insurance and disability premiums paid by the Company. Amounts contributed to the Company 401(k) and savings plan are calculated on the same basis for all participants, including the named executive officers. Other than as set forth in columns (a) through (h), the named executive officers do not receive any other forms of compensation from the Company. There has been no above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified, including such earnings on nonqualified defined contribution plans.

In addition, this column reflects $418,523 of severance payments paid to Mr. Carman following his termination from the Company.

2016 GRANTS OF PLAN-BASED AWARDS

During fiscal 2016, the named executive officers received (i) time-based incentive stock option awards under the 2015 Plan, (ii) performance share units under the 2015 Plan, and (iii) restricted stock units under the 2015 Plan.  The following table provides additional information about the equity awards granted to the named executive officers during fiscal 2016:

		STIP 2016 Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name (a) and		Threshold ($)	Target ($)	Maximum ($)	Threshold (25th TSR Percentile) (#)	Target (50th TSR Percentile) (#)	Maximum (75th TSR Percentile and Above) (#)	All Other Stock Awards: Number of Restricted Stock Units	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Award ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Grant Date (b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Aaron D. Todd, Chief Executive Officer
STIP	3/30/2016	0	765,000	1,683,000
PSUs	3/30/2016				15,863	23,794	31,725	—	—	—	927,822
Options	3/30/2016						—	—	27,691	36.17	286,879
RSUs	3/30/2016						—	7,931	—	—	1,001,583

Michael D. Allen, President Domestic Air Medical Services
STIP	3/30/2016	0	459,000	1,009,800
PSUs	3/30/2016				7,931	11,897	15,863	—	—	—	463,925
Options	3/30/2016						—	—	13,845	36.17	143,434
RSUs	3/30/2016						—	3,966	—	—	500,774

Peter Csapo, Chief Financial Officer & Treasurer
STIP	6/6/2016	0	202,275	539,400
PSUs	6/6/2016				8,002	12,003	16,004	—	—	—	468,082
Options	6/6/2016						—	—	13,892	36.32	145,310
RSUs	6/6/2016						—	4,001	—	—	504,557

David M. Doerr, EVP, Business Development
STIP	3/30/2016	0	408,000	897,600
PSUs	3/30/2016				7,050	10,575	14,100	—	—	—	412,365
Options	3/30/2016						—	—	12,307	36.17	127,501
RSUs	3/30/2016						—	3,525	—	—	445,144

Crystal L. Gordon, General Counsel, Compliance Officer, Secretary, and Senior Vice President
STIP	3/30/2016	0	331,500	729,300
PSUs	3/30/2016				5,728	8,592	11,456	—	—	—	335,039
Options	3/30/2016						—	—	9,999	36.17	103,590
RSUs	3/30/2016						—	2,864	—	—	361,664

Trent J. Carman, Former Chief Financial Officer & Treasurer
STIP	3/30/2016	0	408,000	897,600
PSUs	3/30/2016				7,050	10,575	14,100	—	—	—	412,365
Options	3/30/2016						—	—	12,307	36.17	127,501
RSUs	3/30/2016						—	3,525	—	—	445,144

STIP 2016 Non-Equity Incentive Plan Awards (Columns (c),(d) and (e))

The awards represent cash payouts which are based on both financial metrics and individual goals.

Estimated Payouts Under Equity Incentive Plan Awards (Columns (f),(g) and (h))

The awards represent PSUs granted under the 2015 Plan on March 30, 2016, except for Mr. Csapo’s awards that were granted on June 6, 2016.  The performance period for the awards is from January 1, 2016 to December 31, 2018.

All Other Stock Awards (Restricted Stock Units) (Column (i))

The awards represent restricted stock units granted under the 2015 Plan on March 30, 2016, except for Mr. Csapo’s awards that were granted on June 6, 2016.

All Other Option Awards (Stock Options) (Columns (j) and (k))

The awards represent stock options granted under the 2015 Plan on March 30, 2016, except for Mr. Csapo whose awards were granted on June 6, 2016.  These options have a term of five years from the date of grant and vest one-third on March 30, 2017, one-third on March 30, 2018 and one-third on March 30, 2019 (three-year period), except for Mr. Csapo’s awards that vest one-third on June 6, 2017, one-third on June 6, 2018 and one-third on June 6, 2019 (three-year period).  The exercise price of the stock options is $36.17, except for Mr. Csapo’s awards which have an exercise price of $36.32, the closing prices of the Company’s stock on the dates of grant.

Grant Date Fair Value of Option Awards (Column (l))

The grant date fair value of each equity award is computed in accordance with FASB ASC Topic 718.

2016 Option Exercises and Stock Vested

The following table contains information with respect to the named executive officers concerning option exercises and vesting of restricted stock during fiscal year 2016:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#) (a)	Value Realized on Exercise ($) (b)	Number of Shares Acquired on Vesting (#) (c)	Value Realized on Vesting ($) (d)
Aaron D. Todd, Chief Executive Officer	—	—	2,667	106,520
Michael D. Allen, President, Domestic Air Medical Services	—	—	2,000	79,880
Peter Csapo, Chief Financial Officer and Treasurer	—	—	—	—
David Doerr EVP, Business Development	—	—	5,000	145,250
Crystal L. Gordon, General Counsel, Compliance Officer, Corporate Secretary and Senior Vice President	—	—	4,334	161,310
Trent J. Carman, Former Chief Financial Officer and Treasurer	—	—	1,334	53,280

(a)         Represents aggregate number of shares acquired upon exercise in fiscal year 2016.

(b)         Represents aggregate net gain on shares acquired by options exercised in fiscal year 2016.  Value is based upon the closing price of the Company’s common stock on the date of share acquisition less the exercise price of the options.

(c)          Represents the aggregate number of shares acquired upon vesting of restricted stock in 2016.

(d)         Represents the aggregate value of shares acquired by the vesting of restricted stock in 2016 and is the product of the number of vested shares and the market value of the underlying shares on the vesting date or if the vesting date was note a trading day, the first trading day following the vesting date.  The vesting date for all of the named executive officers was January 1, 2016, with the exception of Mr. Doerr who vested all of his shares on October 21, 2016 and Ms. Gordon, who vested 1,334 shares on January 1, 2016 and 3,000 shares on July 1, 2016.

Outstanding Equity Awards at December 31, 2016

The following table provides certain summary information concerning unexercised options and shares of restricted stock and restricted stock units that have not vested as of December 31, 2016:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)		Number of Securities Underlying Unexercised Options (Unexercisable) (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Aaron D. Todd, Chief Executive Officer	—		50,596	(1)	53.02	08/06/2019	—		—
	15,349	(2)	30,698	(2)	44.03	02/05/2020	—		—
	—		27,691	(3)	36.17	03/30/2021	—		—
	—		—		—	—	5,333	(6)	169,856
	—		—		—		7,931	(7)	252,602

Michael D. Allen, President, Domestic Air Medical Services	—		18,974	(1)	53.02	08/06/2019	—		—
	6,139	(2)	12,280	(2)	44.03	02/05/2020	—		—
	—		13,845	(3)	36.17	03/30/2021	—		—
	—		—		—	—	4,000	(6)	127,400
	—		—		—	—	3,966	(7)	126,317

Peter Csapo, Chief Financial Officer and Treasurer	—		13,892	(4)	36.32	06/06/2021	—		—
	—		—		—	—	4,001	(8)	127,432

David Doerr, EVP, Business Development	10,000	(5)	—		44.31	10/21/2018	—		—
	—		16,866	(1)	53.02	08/06/2019	—		—
	5,403	(2)	10,969	(2)	44.03	02/05/2020	—		—
	—		12,307	(3)	36.17	03/30/2021	—		—
	—		—		—	—	10,000	(9)	318,500
	—		—		—	—	3,525	(7)	112,271

Crystal L. Gordon, General Counsel, Compliance Officer, Corporate Secretary and Senior Vice President	—		13,703	(1)	53.02	08/06/2019	—		—
	4,390	(2)	8,913	(2)	44.03	02/05/2020	—		—
	—		9,999	(3)	36.17	03/30/2021	—		—
	—		—		—	—	5,666	(10)	180,462
	—		—		—	—	2,864	(7)	91,218

Trent J. Carman, Former Chief Financial Officer and Treasurer	—		—		—	—	—		—
	—		—		—	—	—		—
	—		—		—	—	—		—
	—		—		—	—	—		—

(1) These options vest 100% on July 1, 2017.

(2) These options vested one-third on January 1, 2016 and the remaining vest one-half on January 1, 2017 and one-half on January 1, 2018.

(3) These options vest one-third on each of March 30, 2017, March 30, 2018 and March 30, 2019.

(4) These options vest one-third on each of June 6, 2017, June 6, 2018 and June 6, 2019.

(5) These options vested 100% on October 21, 2014.

(6) These shares of restricted stock vest one-half on January 1, 2017 and one-half on January 1, 2018.

(7) These restricted stock units vest one-third on each of March 30, 2017, March 30, 2018 and March 30, 2019.

(8) These restricted stock units vest one-third on each of June 6, 2017, June 6, 2018 and June 6, 2019.

(9) These shares of restricted stock vest one-half on each of October 21, 2017 and October 21, 2018.

(10) These shares of restricted stock vest 1,333 shares on January 1, 2017, 3,000 share on July 1, 2017 and 1,333 shares on January 1, 2018.

EMPLOYMENT AGREEMENTS

On September 24, 2012, the Company entered into Amended and Restated Employment Agreements (the “Amended Employment Agreements”) with each of Michael D. Allen, Trent J. Carman, Crystal L. Gordon, and Aaron D. Todd.  The Amended Employment Agreements superseded and replaced the employment agreements between the named executive officers (other than Messrs. Csapo and Doerr) and the Company that were entered into on the following dates: January 4, 2006 (Mr. Allen), April 18, 2003 (Mr. Carman), April 4, 2011 (Ms. Gordon), and July 1, 2003 (Mr. Todd) (collectively, the “Original Employment Agreements”).  The Company entered into an Employment Agreement with Mr. Doerr on October 21, 2013 and for purposes of the description herein, Mr. Doerr’s Employment Agreement shall be deemed an “Amended Employment Agreement”. On October 1, 2014, the Company entered into a First Amendment to the Amended Employment Agreement with Mr. Todd (together with Mr. Todd’s Amended Employment Agreement, “Mr. Todd’s Employment Agreement”). The Company entered into an employment agreement with Peter Csapo on May 26, 2016 and for purposes of the description herein, Mr. Csapo’s Employment Agreement shall be deemed an “Amended Employment Agreement”. On July 2, 2012, the Company entered into an amendment to its Amended Employment Agreement with Michael D. Allen and on July 8, 2016, the Company entered into amendments to its Amended Employment Agreements with Peter Csapo, David D. Doerr, and Crystal L. Gordon (collectively, the “2016 Amendments”).

The initial term of Mr. Todd’s Employment Agreement expired on August 31, 2015 and automatically renews for subsequent one-year terms thereafter until Mr. Todd’s employment is terminated in accordance with the agreement.  Mr. Todd’s Employment Agreement may be terminated by either party upon 90 days’ written notice, or immediately by us for cause.  In the event the Company terminates Mr. Todd’s Employment Agreement without cause or Mr. Todd terminates his employment agreement for good reason, Mr. Todd is entitled to severance payments for 18 months following termination at an annual rate equal to one and a half times the sum of his annual base salary as in effect immediately prior to the date of termination plus an amount equal to his highest annual average of annual bonuses earned for the performance in any two consecutive fiscal years in the last three completed fiscal years immediately preceding the fiscal year in which termination occurs.  During the term of employment and for 18 months following the termination of employment, Mr. Todd may not engage in any business which competes with us anywhere in the United States.

In the event of termination resulting from a change in control of the Company, Mr. Todd is entitled to severance payments for 36 months following termination at an annual rate equal to three times the sum of his annual base salary as in effect immediately prior to the date of termination plus an amount equal to his highest annual average of annual bonuses earned for the performance in any two consecutive fiscal years in the last three completed fiscal years immediately preceding the fiscal year in which termination occurs.

Following the 2016 Amendments, each Amended Employment Agreement with the named executive officers (other Mr. Carman) was for an initial term of two years starting on the effective date and upon the expiration of the applicable initial term, each executive’s employment automatically renews for subsequent one year terms until such executive’s employment with the Company is terminated in accordance with the agreement.  Each Amended Employment Agreement (other than Mr. Carman) may be terminated either by the Company or by the executive upon 90 days’ written notice, or immediately by the Company for cause.  In the event the Company terminates an agreement without cause or the executive terminates the agreement for good reason, the executive is entitled to severance payments for 12 months following termination at an annual rate equal to the sum of his/her highest annual base salary as in effect immediately prior to the date of termination plus an amount equal to his/her highest annual average of annual bonuses earned for the performance in any two consecutive fiscal years in the last three completed fiscal years immediately preceding the fiscal year in which termination occurs.  During the term of employment and for 12 months following the termination of employment, the executive may not engage in any business which competes with the Company anywhere in the United States.

None of the Amended Employment Agreements contain a 280G Gross-Up Provision that would result in an equalization payment or gross-up payment to the executive, which would place the executive in the same after-tax position as if the excise tax penalty of Section 4999 of the Internal Revenue Code of 1986, as amended, did not apply.

Additionally, each Amended Employment Agreement states that each executive’s compensation is subject to the clawback or recoupment policies of the Company that are generally applicable to the Company’s senior management, as may be in effect from time to time, or as required by applicable law.

In the event of termination resulting from a change in control of the Company, each named executive officer (other than Mr. Todd) is entitled to severance payments for 24 months following termination at an annual rate equal to two times the sum of his/her annual base salary as in effect immediately prior to the date of termination plus an amount equal to his/her highest annual average of annual bonuses earned for the performance in any two consecutive fiscal years in the last three completed fiscal years immediately preceding the fiscal year in which termination occurs.

In addition to the severance payments described above, the executive is entitled to continue to receive, at the Company’s expense, coverage under the Company’s health insurance policies, or comparable coverage, during the term of such severance payments, but only until the executive begins other employment in connection with which he/she is entitled to health insurance coverage.  As a condition of the executive’s right to receive severance compensation, the executive must sign and deliver to the Company a release of all claims that the executive might otherwise assert against the Company.  During the term of employment and for five years following the termination of employment, the executive may not directly or indirectly use, disseminate, or disclose any of the Company’s confidential information or trade secrets.

On June 3, 2016, in connection with termination of Mr. Carman’s employment with the Company, Mr. Carman agreed to provide consulting services to the Company pursuant to the a consulting agreement (the “Consulting Agreement”).  The Consulting Agreement was for an initial period of six months, but may be terminated by either the Company or Mr. Carman upon 15 days advance written notice.  The Consulting Agreement provides that Mr. Carman shall perform consulting services for the Company at a rate of $25,000 per month and subjects Mr. Carman to certain confidentiality, non-competition and non-solicitation obligations.

2016 Potential Payments Upon Termination or Change in Control

The following table summarizes potential payments that would be made to the named executive officers, other than Mr. Carman, upon termination or a change in control of the Company, assuming the triggering event took place on December 31, 2016, and the stock price was the closing market price as of that date.

		Involuntary Termination Without Cause or For Good Reason (not a Change in Control)	Involuntary Termination Without Cause or For Good Reason (Change in Control)	Death	Disability	Change in Control (No Termination)
Aaron Todd
	Cash Severance	$1,896,646	$3,793,292	$0	$0	$0
	H&W Benefits	$34,522	$34,522	$0	$0	$0
	Accelerated Restricted Stock Vesting	$0	$169,856	$169,856	$169,856	$169,856
	Accelerated Stock Option Vesting	$0	$0	$0	$0	$0
	Accelerated Restricted Stock Unit Vesting	$0	$252,602	$252,602	$252,602	$252,602
	Accelerated Performance Share Vesting	$0	$1,148,542	$886,400	$886,400	$1,148,542
TOTAL		$1,931,168	$5,398,814	$1,308,858	$1,308,858	$1,571,000
Michael Allen
	Cash Severance	$755,216	$1,510,431	$0	$0	$0
	H&W Benefits	$16,642	$16,642	$0	$0	$0
	Accelerated Restricted Stock Vesting	$0	$127,400	$127,400	$127,400	$127,400
	Accelerated Stock Option Vesting	$0	$0	$0	$0	$0
	Accelerated Restricted Stock Unit Vesting	$0	$126,317	$126,317	$126,317	$126,317
	Accelerated Performance Share Vesting	$0	$441,510	$339,610	$339,610	$441,510
TOTAL		$771,858	$2,222,300	$593,327	$593,327	$695,227
Peter Csapo
	Cash Severance	$689,743	$1,379,485	$0	$0	$0
	H&W Benefits	$23,015	$23,015	$0	$0	$0
	Accelerated Restricted Stock Vesting	$0	$0	$0	$0	$0
	Accelerated Stock Option Vesting	$0	$0	$0	$0	$0
	Accelerated Restricted Stock Unit Vesting	$0	$127,432	$127,432	$127,432	$127,432
	Accelerated Performance Share Vesting	$0	$0	$0	$0	$0
TOTAL		$712,758	1,529,932	$127,432	$127,432	$127,432
David Doerr
	Cash Severance	$676,199	$1,368,717	$0	$0	$0
	H&W Benefits	$22,956	$22,956	$0	$0	$0
	Accelerated Restricted Stock Vesting	$0	$318,500	$318,500	$318,500	$318,500
	Accelerated Stock Option Vesting	$0	$0	$0	$0	$0
	Accelerated Restricted Stock Unit Vesting	$0	$112,271	$112,271	$112,271	$112,271
	Accelerated Performance Share Vesting	$0	$392,437	$301,863	$301,863	$392,437
TOTAL		$699,154	$2,198,561	$732,634	$732,634	$823,208
Crystal Gordon
	Cash Severance	$547,870	$1,095,740	$0	$0	$0
	H&W Benefits	$23,015	$23,015	$0	$0	$0
	Accelerated Restricted Stock Vesting	$0	$180,462	$180,462	$180,462	$180,462
	Accelerated Stock Option Vesting	$0	$0	$0	$0	$0
	Accelerated Restricted Stock Unit Vesting	$0	$91,218	$91,218	$91,218	$91,218
	Accelerated Performance Share Vesting	$0	$318,868	$245,274	$245,274	$318,868
TOTAL		$570,885	$1,709,336	$516,986	$516,986	$590,581

Trent Carman

Mr. Carman’s employment with the Company was terminated on June 3, 2016.  In accordance with the terms of his employment agreement, Mr. Carman was entitled to severance payments for 12 months following the date of termination, at an annual rate equal to the sum of his highest annual base salary as in effect immediately prior to the date of termination, which amount equaled $416,160, plus an amount equal to his highest annual average of annual bonuses earned for the performance in any two consecutive fiscal years in the last three completed fiscal years immediately preceding the fiscal year in which the termination occurred, which value was equal to $250,458.  Accordingly, Mr. Carman was entitled to severance payments totaling $418,523.

In addition, following Mr. Carman’s termination, the Company paid $7,718 to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administrator to continue Mr. Carman’s insurance for the remainder of 2016.

Change-in-Control Arrangements

In addition to change-in-control provisions included in the employment agreements described above, the Company’s 2015 Plan and the EVA Plans also contain change-in-control provisions.  Under the 2015 Plan, outstanding options or other equity compensation grants under the plan become fully vested in connection with the disposition of all, or substantially all, of the Company’s assets or outstanding capital stock by means of a sale, a merger or reorganization in which the Company is not the surviving corporation.  Under the EVA Plans, any amounts due will be immediately payable upon a Change in Control (as such term is defined in the EVA Plans).

Director Compensation

The following table summarizes all compensation earned by members of the Board during the fiscal year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(10) ($)	Option Grants(11) ($)	All Other Compensation(12) ($)	Total ($)
Ralph J. Bernstein(1)	122,000	36,673	$73,333	$1,977	$233,983
Mark D. Carleton(2)	130,000	36,673	$73,333	$1,977	$241,983
John J. Connolly(3)	114,000	36,673	$73,333	$1,977	$225,983
Jeffery A. Dorsey(4)	106,000	36,673	$73,333	$1,977	$217,983
Claire M. Gulmi(5)	114,000	36,673	$73,333	$43,899	$267,905
C. David Kikumoto(6)	210,000	43,322	$86,659	$1,977	$341,958
Morad Tahbaz(7)	114,000	36,673	$73,333	$1,977	$225,983
Joseph E. Whitters(8)	98,000	36,673	$73,333	$46,081	$254,087
Jessica L. Wright(9)	98,000	36,673	$73,333	$46,019	$254,025

(1)                                 As of December 31, 2016, Mr. Bernstein held (i) five stock option awards exercisable for an aggregate 29,517 shares of the Company’s common stock of which 16,849 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(2)                                 As of December 31, 2016, Mr. Carleton held (i) five stock option awards exercisable for an aggregate 29,517 shares of the Company’s common stock of which 16,849 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(3)                                 As of December 31, 2016, Mr. Connolly held (i) five stock option awards exercisable for an aggregate 28,917 shares of the Company’s common stock of which 16,249 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(4)                                 As of December 31, 2016, Mr. Dorsey held (i) five stock option awards exercisable for an aggregate 28,917 shares of the Company’s common stock of which 16,249 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(5)                                 As of December 31, 2016, Ms. Gulmi held (i) two stock option awards exercisable for an aggregate 14,299 shares of the Company’s common stock of which 3,490 are fully vested and (ii) 1,567 shares of restricted stock subject to future vesting.

(6)                                 As of December 31, 2016, Mr. Kikumoto held (i) five stock option awards exercisable for an aggregate 35,641 shares of the Company’s common stock of which 20,496 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(7)                                 As of December 31, 2016, Mr. Tahbaz held (i) five stock option awards exercisable for an aggregate 29,517 shares of the Company’s common stock of which 16,849 are fully vested and (ii) 1,821 shares of restricted stock subject to future vesting.

(8)                                 As of December 31, 2016, Mr. Whitters held (i) one stock option award exercisable for 7,319 shares of the Company’s common stock of which none are fully vested and (ii) 1,059 shares of restricted stock subject to future vesting.

(9)                                 As of December 31, 2016, General Wright held (i) one stock option award exercisable for 7,319 shares of the Company’s common stock of which none are fully vested and (ii) 1,059 shares of restricted stock subject to future vesting.

(10)                          Restricted stock is valued at the closing price of the common stock on the date of grant.

(11)                          Option awards are calculated in accordance with the requirements of FASB ASC Topic 718, as explained below. The options granted in 2016 vest 50% on May 18, 2017 and 50% on May 18, 2018 and will expire five years from date of grant.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The Company uses historical option exercise data for similar employee groups, as well as the vesting period and contractual term, to estimate the expected term of options granted; the expected term represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatility of the Company’s stock.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The amounts presented in these columns reflect the dollar amount to be recognized for financial statement reporting purposes over the vesting term of the options (excluding any impact of assumed forfeitures), in accordance with FASB ASC Topic 718.  Assumptions used in the calculation of expense for the 2016 awards are included in Note 9 to the consolidated financial statements in our 2016 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2017.

(12)                          Life and AD&D coverage paid for all members of the Board by the Company and key person disability insurance for certain members of the Board by the Company.

Annual Retainer and Meeting Fees

In 2016, the non-employee directors received the following compensation for serving on the Board and committees of the Board:

•                  Annual retainer of $82,000;

•                  Board chairman annual retainer of $120,000 (such amount is in addition to the annual retainer amount received by all Board members);

•                  Each committee chairman is paid an annual retainer in the amount of $24,000 and each committee member is paid an annual retainer of $8,000.

In addition, the Company reimburses its non-employee directors for their reasonable expenses incurred in attending Board and committee meetings.  Board members who also are officers do not receive any separate compensation or fees for attending Board or committee meetings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2017, the beneficial ownership of the Company’s outstanding common stock: (i) by each person who owns (or is known by the Company to own beneficially) more than 5% of the common stock, (ii) by each of the Company’s directors and named executive officers, and (iii) by all directors and executive officers as a group.  All information is taken from or based upon ownership filings made by such persons with the SEC and other information provided by such persons to us.  Unless otherwise indicated, the stockholders listed below have sole voting and investment power with respect to the shares reported as owned.  On April 1, 2017, there were 36,663,628 shares of the Company’s common stock outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Officers and Directors
	Michael D. Allen	61,820	(2)	*
	Ralph J. Bernstein	2,762,632	(3)	7.53%
	Mark D. Carleton	39,385	(4)	*
	Trent M. Carman	0		*
	John J. Connolly, Ed. D.	32,090	(5)	*
	Peter Csapo	16,939	(6)	*
	David M. Doerr	52,536	(7)	*
	Jeffrey A. Dorsey	32,090	(8)	*
	Crystal L. Gordon	35,576	(9)	*
	Claire M. Gulmi	9,055	(10)	*
	Sharon J. Keck	45,656	(11)	*
	C. David Kikumoto	99,508	(12)	*
	Morad Tahbaz	66,239	(13)	*
	Aaron D. Todd	159,050	(14)	*
	Joseph E. Whitters	12,218	(15)	*
	Jessica L. Wright	4,718	(16)	*
	All Directors and Executive Officers as a group (excluding Mr. Carman)	3,429,512	(17)	9.29%

5% Beneficial Owners
	BlackRock, Inc. 55 East 52nd Street New York, New York 10022	3,928,976	(18)	10.72%
	The Vanguard Group 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,851,205	(19)	7.78%
	FMR LLC 245 Summer Street Boston, Massachusetts 02210	2,745,760	(20)	7.49%
	Epoch Investment Partners, Inc. 399 Park Avenue New York, NY 10022	2,082,983	(21)	5.68%
	Dimensional Fund Advisors LP 6300 Bee Cave Road Austin, Texas, 78746	1,873,042	(22)	5.11%

Prudential Financial, Inc. 399 Park Avenue New York, NY 10022	1,834,496	(23)	5.00%

*                                         Represents beneficial ownership of less than one percent (1.0%) of the outstanding shares of the Company’s common stock.

(1)                                 Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days of April 1, 2017 are treated as outstanding only for determination of the number and percent owned by such person.

(2)                                 Includes (i) options to purchase 16,895 shares of common stock exercisable within 60 days of April 1, 2017, and (ii) 19,055 shares of restricted stock subject to future vesting requirements.

(3)                                 Includes (i) options to purchase 24,357 shares of common stock exercisable within 60 days of April 1, 2017, (ii) 1,059 shares of restricted stock subject to future vesting requirements, (iii) 46,500 shares directly owned by Yasmeen Bernstein, Mr. Bernstein’s spouse, (iv) 135,000 shares held in the Ralph J. Bernstein Family 2012 Delaware Trust and (v) 135,000 shares held in the Yasmeen Bernstein Family 2012 Delaware Trust.  Mr. Bernstein holds shares in a brokerage account, which is subject to standard margin terms.  The shares secure his obligations under such account.

(4)                                 Includes (i) options to purchase 24,357 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(5)                                 Includes (i) options to purchase 25,257 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(6)                                 Includes 16,939 shares of restricted stock subject to future vesting requirements.

(7)                                 Includes (i) options to purchase 20,915 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 25,446 shares of restricted stock subject to future vesting requirements.

(8)                                 Includes (i) options to purchase 25,257 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(9)                                 Includes (i) options to purchase 12,201 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 18,083 shares of restricted stock subject to future vesting requirements.

(10)                          Includes (i) options to purchase 6,980 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(11)                          Includes (i) options to purchase 8,360 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 13,308 shares of restricted stock subject to future vesting requirements.

(12)                          Includes (i) options to purchase 29,816 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,251 shares of restricted stock subject to future vesting requirements.

(13)                          Includes (i) options to purchase 24,357 shares of common stock exercisable within 60 days of April 1, 2017, (ii) 1,059 shares of restricted stock subject to future vesting requirements, and (iii) 3,549 shares held jointly with his wife, Vida Tahbaz, in the VT Irrevocable Trust. Mr. Tahbaz holds shares in a brokerage account, which is subject to standard margin terms. Such shares secure his obligations under such account.

(14)                          Includes (i) options to purchase 39,928 shares of common stock exercisable within 60 days of April 1, 2017, (ii) 5,432 shares of common stock beneficially owned by Mr. Todd in his 401(k) plan and (iii) 48,146 shares of restricted stock subject to future vesting requirements.

(15)                          Includes (i) options to purchase 3,659 shares of common stock exercisable within 60 days of April 1, 2017 and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(16)                          Includes (i) options to purchase a total of 3,659 shares of common stock exercisable within 60 days of April 1, 2017, and (ii) 1,059 shares of restricted stock subject to future vesting requirements.

(17)                          Includes (i) options to purchase a total of 265,998 shares of common stock exercisable within 60 days of April 1, 2017, and (ii) 150,700 shares of restricted stock subject to future vesting requirements.

(18)                          This disclosure is based on an amendment to Schedule 13G filed by BlackRock, Inc., a parent holding company, with the SEC on January 12, 2017. BlackRock, Inc. has sole voting power over 3,853,362 shares, shared voting power over 0 shares, sole dispositive power over 3,928,976 shares, and shared dispositive power over 0 shares. Subsidiaries of the parent holding company, listed below, are identified as having acquired the common stock of the Company. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock of the Company. The parent holding company subsidiaries are: BlackRock (Netherlands) B.V.; BlackRock Advisors, LLC; BlackRock Asset Management Canada Limited; BlackRock Asset Management Ireland Limited; BlackRock

Asset Management Schweiz AG; BlackRock Financial Management, Inc.; BlackRock Fund Advisors; BlackRock Institutional Trust Company, N.A.; BlackRock Investment Management (Australia) Limited; BlackRock Investment Management (UK) Ltd; and BlackRock Investment Management, LLC. BlackRock Fund Advisors beneficially owns 5% or greater of the outstanding shares of the security class being reported on the Schedule 13G/A.

(19)                          This disclosure is based on an amendment to Schedule 13G filed by The Vanguard Group (“Vanguard”), an investment advisor, on February 9, 2017. Vanguard has sole voting power over 67,073 shares, shared voting power over 4,200 shares, shared dispositive power over 69,200 shares, and sole dispositive power over 2,782,005 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 65,000 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 6,273 shares as a result of its serving as investment manager of Australian investment offerings.

(20)                          This disclosure is based on an amendment to Schedule 13G by FMR LLC (“FMR”), an investment advisor, on February 14, 2017. FMR has sole voting power over 2,444,460 shares, shared voting power over 0 shares, sole dispositive power over 2,745,760 shares, and shared dispositive power over 0 shares.

(21)                          This disclosure is based on the Schedule 13G filed by Epoch Investment Partners, Inc. (“Epoch”), a corporation, on February 10, 2017.  Epoch has sole voting power over 2,082,983 shares, shared voting power over 0 shares, sole dispositive power over 2,082,983 shares, and shared dispositive power over 0 shares.

(22)                          This disclosure is based on the Schedule 13G filed by Dimension Fund Advisors LP (“DFA”), an investment advisor, on February 9, 2017.  DFS has sole voting power over 1,782,240 shares, shared voting power over 0 shares, sole dispositive power over 1,873,042 shares, and shared dispositive power over 0 shares.

(23)                          This disclosure is based on an amendment to Schedule 13G filed by Prudential Financial, Inc. “Prudential”), a holding company, on January 24, 2017.  Prudential has sole voting power over 17,401 shares, shared voting power over 1,817,095 shares, sole dispositive power over 17,401 shares, and shared dispositive power over 1,817,095 shares. Prudential is a parent holding company and the indirect parent of the following subsidiaries, who are the beneficial owners of the securities: The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Jennison Associates LLC, PGIM, Inc., and Quantitative Management Associates LLC.

EQUITY COMPENSATION PLAN

The following equity compensation plans have been previously approved by the Company’s stockholders:

2006 Equity Compensation Plan (“2006 Plan”) — prior to the Company freezing the 2006 Plan in connection with the adoption of the 2015 Plan, the 2006 Plan provided for the granting of incentive stock options, non-statutory stock options, shares of restricted stock, stock appreciation rights and supplemental bonuses consisting of shares of common stock, cash or a combination thereof to employees, directors, and consultants.

2015 Plan — provides for a more extensive range of equity awards than those provided for by the 2006 Plan, such as restricted stock units, performance shares and performance stock units to employees, directors, and consultants.

Information regarding the securities under the 2006 Plan and the 2015 Plan was as follows as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted- average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by stockholders	911,282		$41.33	2,289,998
Total	911,282	(1)	$41.33	2,289,998

(1) Represents options, performance share units, and restricted stock units outstanding under the 2006 Plan and 2015 Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than employment agreements and other arrangements which are described above in Item 11, since January 1, 2016, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which the Company were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The audit committee charter charges the audit committee with the responsibility to investigate, review, and report to the Board the propriety and ethical implications of any transactions between the Company and any employee, officer, or Board member, or any affiliates of the foregoing.  The audit committee charter operates in conjunction with other aspects of the Director Code of Conduct and the Company’s Code of Conduct.  The audit committee evaluates related party transactions for purposes of recommending to the disinterested members of the Board, when appropriate, that the transactions are fair, reasonable and within the Company policies and practices.  The Board will approve or ratify only transactions that are fair to the Company and not inconsistent with the best interests of the Company and its stockholders.  Related party transactions involving directors are also subject to approval or ratification by the disinterested directors when so required under Delaware law. Applicable transactions may be reported to the audit committee by the Company’s independent auditors, employees, officers, Board members, or other parties.

Director Independence

Board Membership and Director Independence

Currently, the Company’s Board has ten members.  The Board has determined that nine of those ten directors, namely Chairman Kikumoto, Ms. Gulmi, General Wright, Dr. Connolly and Messrs. Bernstein, Dorsey, Carleton, Tahbaz, and Whitters, satisfy The NASDAQ® Stock Market standard for director independence. The Board has determined that Mr. Todd, as the Company’s Chief Executive Officer, is not independent under The NASDAQ® Stock Market standard for director independence.

Audit Committee

The audit committee currently consists of Ms. Gulmi (Chair), Messrs. Carleton and Whitters, and Dr. Connolly.  The Board has determined that all members of the audit committee are “independent” within the meaning of the listing standards of The NASDAQ® Stock Market and the SEC rules governing audit committees.

Compensation Committee

The compensation committee currently consists of Messrs. Carleton (Chair), Bernstein and Dorsey and General Wright.  The Board has determined that all members of the compensation committee are “independent” within the meaning of The NASDAQ® Stock Market’s listing standards.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee currently consists of Messrs. Bernstein (Chair), Dorsey and Tahbaz. The Board has determined that all members of the nominating and corporate governance committee are “independent” within the meaning of The NASDAQ® Stock Market’s listing standards.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP, the Company’s independent registered public accounting firm, audited the Company’s consolidated financial statements for the years ended December 31, 2016 and 2015.  The aggregate fees incurred by the Company for audit, audit-related, tax and other services provided by KPMG LLP during the years ended December 31, 2016 and 2015 were approximately as follows:

	2016	2015
Audit fees	$1,832,321	$970,000
Audit-related fees	$22,500	$41,000
Tax fees	$—	$—
All other fees	$—	$—
Total	$1,854,821	$1,011,000

Audit fees include fees for the audit of the annual consolidated financial statements, review of unaudited consolidated financial statements included in quarterly reports on Form 10-Q, the audit of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 and 2015, review of SEC filings, consents, comfort letters and other services normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years.

Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of financial statements.  These services include the review of registration statements and other services not directly impacting the audit of the annual financial statements and related services.

Tax fees include tax services related to the preparation and/or review of, and consultations with respect to, federal, state, and local tax returns.  KPMG LLP performed no such services during 2016 or 2015.

All other fees include fees for services not considered audit, audit-related or tax services.  No such fees were incurred by the Company during 2016 or 2015.  KPMG LLP performed no such services during 2016 or 2015.

Pre-Approval Policies and Procedures

All audit and non-audit services performed by the Company’s independent registered public accounting firm during the fiscal year ended December 31, 2016 were pre-approved by the audit committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

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

The audit committee may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated are required to report any pre-approval decisions to the audit committee at the meeting of the audit committee following the decision.  The audit committee is not permitted to delegate to management its responsibilities to pre-approve services to be performed by the Company’s independent registered public accounting firm.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report:

1. Financial Statements and Schedules:

None.

2.     Exhibits:

Exhibit
Number	Description of Exhibits

31.3	Chief Executive Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Chief Financial Officer Certification adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIR METHODS CORPORATION

Date: April 21, 2017	By:	/s/ Aaron D. Todd
Aaron D. Todd
Chief Executive Officer